Form 10QSB
period 1997-03-31
STEWARDSHIP FINANCIAL CORP
filed 1997-05-14
CIK 1023860

================================================================================

                                   FORM 10-QSB


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21855

                        STEWARDSHIP FINANCIAL CORPORATION
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


           NEW JERSEY                                     22-3351447
--------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


  630 GODWIN AVENUE, MIDLAND PARK,  NJ                       07432
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)


                                 (201) 444-7100
                       -----------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of May 7, 1997, was 463,055.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION
---------------------------------------------

ITEM I  -  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 1997 and December 31, 1996 (Unaudited) ..........     1

         Consolidated Statements of Income for the Three
         Months ended March 31, 1997 and 1996 (Unaudited) .............     2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1997 and 1996 (Unaudited) .............     3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended
         March 31, 1997 (Unaudited) ...................................     4

         Notes to Consolidated Financial Statements (Unaudited) .......    5-9


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ...............................................   10-14

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 1 THRU ITEM 6 ....................................................    15

SIGNATURES ............................................................    16
----------



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                             March 31,     December 31,
                                                                1997           1996
                                                           ------------   ------------
ASSETS
Cash and due from banks .................................  $  4,893,855   $  4,786,342
Interest-bearing due from banks .........................       205,750        219,098
Federal funds sold ......................................     4,050,000      5,950,000
                                                           ------------   ------------
  Cash and cash equivalents .............................     9,149,605     10,955,440


Securities available for sale ...........................    11,385,093     11,434,354
Securities held to maturity; estimated fair value
  of $ 20,462,783 (1997) and $20,195,917 (1996) .........    20,380,006     20,002,689
FHLB-NY stock, at cost ..................................       509,600        450,800
Loans, net of allowance for loan losses
  of $1,372,719 (1997) and $1,352,508 (1996) ............    82,946,307     80,847,769
Mortgage loans held for sale ............................          --          236,754
Premises and equipment, net .............................     2,293,502      2,306,098
Accrued interest receivable .............................       944,076        880,558
Intangible assets, net of accumulated amortization of
  $172,618 (1997) and $154,773 (1996) ...................       577,362        595,207
Other real estate owned, net ............................       229,302        229,302
Other assets ............................................       670,165        681,559
                                                           ------------   ------------
       Total assets .....................................  $129,085,018   $128,620,530
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing ...................................  $ 24,724,759   $ 25,135,689
  Interest-bearing ......................................    90,777,901     90,689,057
                                                           ------------   ------------
        Total deposits ..................................   115,502,660    115,824,746

Securities sold under agreements to repurchase ..........     1,962,407      1,711,419
Accrued expenses and other liabilities ..................       915,294        676,980
                                                           ------------   ------------
        Total liabilities ...............................   118,380,361    118,213,145
                                                           ------------   ------------
Commitments and contingencies                                      --             --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  463,055 and 460,252 shares issued outstanding at
  March 31, 1997 and December 31, 1996, respectively ....     5,079,420      4,990,746
Retained earnings .......................................     5,621,972      5,395,454
Net unrealized gain on securities available for sale ....         3,265         21,185
                                                           ------------   ------------
        Total stockholders' equity ......................    10,704,657     10,407,385
                                                           ------------   ------------
        Total liabilities and stockholders' equity ......  $129,085,018   $128,620,530
                                                           ============   ============

See notes to unaudited consolidated financial statements.



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                             1997           1996
                                                          ----------     ----------
Interest income:
  Loans ................................................  $1,829,131     $1,674,221
  Securities held to maturity
    Taxable ............................................     178,669        165,224
    Non-taxable ........................................     114,769        113,099
  Securities available for sale ........................     180,643        157,588
  Other interest-earning assets ........................      57,380         42,885
                                                          ----------     ----------
       Total interest income ...........................   2,360,592      2,153,017
                                                          ----------     ----------
Interest expense:
  Deposits .............................................     837,724        766,481
  Borrowed money .......................................      20,781         22,143
                                                          ----------     ----------
       Total interest expense ..........................     858,505        788,624
                                                          ----------     ----------

Net interest income ....................................   1,502,087      1,364,393
Provision for loan losses ..............................      30,000         30,000
                                                          ----------     ----------
Net interest income after provision for loan losses ....   1,472,087      1,334,393
                                                          ----------     ----------
Noninterest income:
  Fees and service charges .............................     146,317        113,483
  Gain on call of investment securities ................        --            1,825
  Gain on sales of mortgage loans ......................       4,839         19,907
  Miscellaneous ........................................      17,241         10,773
                                                          ----------     ----------
        Total noninterest income .......................     168,397        145,988
                                                          ----------     ----------
Noninterest expenses:
  Salaries and employee benefits .......................     574,138        490,335
  Occupancy, net .......................................      72,089         77,581
  Equipment ............................................      62,693         63,487
  Data processing ......................................      64,174         56,102
  Advertising ..........................................      27,072         15,077
  FDIC insurance premium ...............................       4,172          4,019
  Amortization of intangible assets ....................      17,845         20,201
  Other real estate owned expense ......................      (3,598)        18,767
  Charitable contributions .............................      56,125         51,738
  Stationery and supplies ..............................      42,162         23,656
  Miscellaneous ........................................     243,248        193,587
                                                          ----------     ----------
       Total noninterest expenses ......................   1,160,120      1,014,550
                                                          ----------     ----------

Income before income taxes .............................     480,364        465,831
Income taxes ...........................................     143,256        155,342
                                                          ----------     ----------
Net income .............................................  $  337,108     $  310,489
                                                          ==========     ==========

Net income per common share ............................       $0.73          $0.68

Weighted average number of common shares outstanding ...     460,601        455,522

See notes to unaudited consolidated financial statements.



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        1997            1996
                                                                     ----------     -----------
Cash flows from operating activities:
  Net income .....................................................   $  337,108     $   310,489
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization of premises and equipment ...       60,921          60,600
       Gain on call of investment securities .....................         --            (1,825)
       Amortization of premiums and accretion of discounts, net ..       13,360          15,746
       Accretion of deferred loan fees ...........................      (12,934)        (21,083)
       Provision for loan losses .................................       30,000          30,000
       Provision for losses on other real estate .................         --            20,000
       Originations of mortgage loans held for sale ..............     (347,000)     (1,577,400)
       Proceeds from sale of mortgage loans ......................      588,593       1,871,307
       Gain on sale of loans .....................................       (4,839)        (19,907)
       Loss on sale of fixed assets ..............................        1,609            --
       Deferred income tax benefit ...............................      (66,550)        (65,218)
       Amortization of intangibles ...............................       17,845          20,201
       Increase in accrued interest receivable ...................      (63,518)        (55,291)
       Decrease (increase) in other assets .......................      128,543         (25,384)
       Increase in other liabilities .............................      238,314         143,146
                                                                     ----------     -----------
           Net cash provided by operating activities .............      921,452         705,381
                                                                     ----------     -----------
Cash flows from investing activities:
  Purchase of securities available for sale ......................     (250,044)     (1,000,775)
  Proceeds from maturities and principal repayments
    on securities available for sale .............................      266,354         262,889
  Purchase of securities held to maturity ........................     (486,040)       (489,732)
  Proceeds from maturities and principal repayments
    on securities held to maturity ...............................      100,168         868,721
  Proceeds from call on securities held to maturity ..............         --           250,000
  Purchase of FHLB-NY stock ......................................      (58,800)       (113,600)
  Net increase in loans ..........................................   (2,115,604)       (952,245)
  Additions to premises and equipment ............................      (90,307)        (45,977)
                                                                     ----------     -----------
       Net cash used in investing activities .....................   (2,634,273)     (1,220,719)
                                                                     ----------     -----------
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits ...................     (410,930)     (3,991,574)
  Net increase in interest-bearing deposits ......................       88,844       4,399,577
  Net increase in securities sold under agreements to repurchase .      250,988         708,430
  Cash dividends paid on common stock ............................     (110,590)        (95,642)
  Sale of common stock ...........................................       88,674          57,775
                                                                     ----------     -----------
       Net cash (used in) provided by financing activities .......      (93,014)      1,078,566
                                                                     ----------     -----------
Net (decrease) increase in cash and cash equivalents .............   (1,805,835)        563,228
Cash and cash equivalents -- beginning ...........................   10,955,440       7,465,531
                                                                     ----------     -----------
Cash and cash equivalents -- ending ..............................  $ 9,149,605     $ 8,028,759
                                                                    ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .........................  $   934,919     $   813,131
  Cash paid during the year for income taxes .....................       25,000          15,000


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                         For the Period Ended March 31, 1997
                                             --------------------------------------------------------------
                                                                                    Net Unrealized
                                                                                    Gain/(Loss) on
                                                 Common Stock                         Securities
                                             -------------------        Retained    Available for
                                             Shares       Amount        Earnings        Sale          Total
                                             ------       ------        --------   --------------     -----
Balance -- December 31, 1996 ............   460,252     $4,990,746     $5,395,454     $ 21,185     $10,407,385
Dividends Paid ..........................      --             --         (110,590)        --          (110,590)
Sale of Common Stock ....................     2,803         88,674           --           --            88,674
Net income for the three months
  ended March 31, 1997 ..................      --             --          337,108         --           337,108
Net unrealized loss on securities
  available for sale ....................      --             --             --        (17,920)        (17,920)
                                            -------     ----------     ----------     --------     -----------
Balance -- March 31, 1997 ...............   463,055     $5,079,420     $5,621,972     $  3,265     $10,704,657
                                            =======     ==========     ==========     ========     ===========


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Stewardship Financial Corporation, ("the Corporation") and its wholly owned subsidiary, Atlantic Stewardship Bank ("the Bank"). Atlantic Stewardship Bank includes its wholly owned subsidiary, Stewardship Investment Corp. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation. The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

NOTE 2. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.


                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 1997 and December
31, 1996. In accordance with Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                             March 31, 1997
                                             -----------------------------------------------
                                                             Gross      Gross
                                               Amortized  Unrealized  Unrealized   Carrying
                                                 Cost        Gains      Losses       Value
                                             -----------   --------   --------   -----------
    U.S. Treasury securities ..............  $ 3,482,426   $  1,083   $ 27,781   $ 3,455,728
    U.S. Government agencies ..............    1,051,645         99      7,005     1,044,739
    Obligations of state and political
      subdivisions ........................      273,734       --        3,620       270,114
    Mortgage-backed securities ............    6,572,525     79,900     37,913     6,614,512
                                             -----------   --------   --------   -----------
                                             $11,380,330   $ 81,082   $ 76,319   $11,385,093
                                             ===========   ========   ========   ===========


                                                            December 31, 1996
                                             -----------------------------------------------
                                                             Gross      Gross
                                               Amortized  Unrealized  Unrealized   Carrying
                                                 Cost        Gains      Losses       Value
                                             -----------   --------   --------   -----------
    U.S. Treasury securities ..............  $ 3,583,058   $  6,637   $  4,205   $ 3,585,490
    U.S. Government agencies ..............    1,051,853      4,425      6,875     1,049,403
    Obligations of state and political
      subdivisions ........................      274,185       --        6,099       268,086
    Mortgage-backed securities ............    6,492,349     76,344     37,318     6,531,375
                                             -----------   --------   --------   -----------
                                             $11,401,445   $ 87,406   $ 54,497   $11,434,354
                                             ===========   ========   ========   ===========


NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 1997 and December
31, 1996. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                              March 31, 1997
                                             -----------------------------------------------
                                                             Gross      Gross      Estimated
                                               Carrying   Unrealized  Unrealized     Fair
                                                 Value       Gains      Losses       Value
                                             -----------   --------   --------   -----------
    U.S. Treasury securities ..............  $ 2,194,209   $    816   $ 12,287   $ 2,182,738
    U.S. Government agencies ..............    6,344,491      2,890     89,883     6,257,498
    Obligations of state and political
      subdivisions ........................    9,404,766    124,602     15,213     9,514,155
    Mortgage-backed securities ............    2,436,540     71,852         -      2,508,392
                                             -----------   --------   --------   -----------
                                             $20,380,006   $200,160   $117,383   $20,462,783
                                             ===========   ========   ========   ===========


                                                             December 31, 1996
                                             -----------------------------------------------
                                                             Gross      Gross      Estimated
                                               Carrying   Unrealized  Unrealized     Fair
                                                 Value       Gains      Losses       Value
                                             -----------   --------   --------   -----------
    U.S. Treasury securities ..............  $ 2,192,913   $  3,254   $  2,396   $ 2,193,771
    U.S. Government agencies ..............    6,356,268     24,194     30,556     6,349,906
    Obligations of state and political
      subdivisions ........................    8,930,671    147,777     16,460     9,061,988
    Mortgage-backed securities ............    2,522,837     67,928        513     2,590,252
                                             -----------   --------   --------   -----------
                                             $20,002,689   $243,153   $ 49,925   $20,195,917
                                             ===========   ========   ========   ===========

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 5. LOANS

     The Corporation's primary market area for lending is the small and medium sized business and professional community as well as the individuals residing, working and shopping in the Bergen and Passaic counties, New Jersey area. The following table set forth the composition of loans as of the periods indicated.



                                                    March 31,       December 31,
                                                      1997             1996
                                                  -----------      -----------
Mortgage
  Residential .................................   $15,485,444      $15,257,401
  Commercial ..................................    28,812,007       26,796,619
Commercial ....................................    16,357,818       17,402,697
Equity ........................................     3,973,248        3,837,733
Installment ...................................    19,570,443       18,891,809
Other .........................................       239,971          136,172
                                                  -----------      -----------
        Total loans ...........................    84,438,931       82,322,431
                                                  -----------      -----------
Less: Deferred loan fees ......................       119,905          122,154
      Allowance for loan losses ...............     1,372,719        1,352,508
                                                  -----------      -----------
                                                    1,492,624        1,474,662
                                                  -----------      -----------
      Loans, net ..............................   $82,946,307      $80,847,769
                                                  ===========      ===========




NOTE 6.   ALLOWANCE FOR LOAN LOSSES

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997             1996
                                                   ----------        ----------
Balance, beginning of period ..................    $1,352,508        $1,176,822
Provision charged to operations ...............        30,000            30,000
Recoveries of loans charged off ...............         1,674             1,537
Loans charged off .............................       (11,463)              --
                                                   ----------        ----------
Balance, end of period ........................    $1,372,719        $1,208,359
                                                   ==========        ==========

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 7.  LOAN IMPAIRMENT

     The Corporation has defined the population of impaired loans to include all nonaccrual loans and loans more than 90 days past due. The following table sets forth information regarding the impaired loans as of the periods indicated.


                                                  March 31,    December 31,
                                                    1997          1996
                                                  --------      --------
Impaired loans
    With related allowance for loan loss .......  $580,000      $774,921
    Without related allowance for loan loss ....      --            --
                                                  --------      --------
Total impaired loans ...........................  $580,000      $774,921
                                                  ========      ========

Related allowance for loan losses ..............  $152,000      $155,742
                                                  ========      ========

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 8. NET INCOME PER SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 128, Earnings Per Share (SFAS No. 128) supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

     SFAS No. 128 is applicable to all entities that have issued common stock or potential common stock (e.g. options, warrants, convertible securities, contingent stock agreements, etc.) if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted locally or regionally. This Statement also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. However, SFAS No. 128 does not require presentation of EPS for investment companies or in statements of wholly-owned subsidiaries.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior period EPS data presented shall be restated (including interim financial statements summaries of earnings and selected financial data) to conform with SFAS No. 128.

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Total assets increased by $464,000, or 0.4%, from $128.6 million at December 31, 1996 to $129.1 million at March 31, 1997. The increase in assets reflects, among other things, increases in net loans of $2.1 million offset by a decrease in federal funds sold of $1.9 million. The composition of the loan portfolio is basically unchanged at March 31, 1997 when compared with the portfolio at December 31, 1996.

Total deposits decreased $322,000, or 0.3%, to $115.5 million at March 31, 1997 from $115.8 million at December 31, 1996. Interest-bearing deposits increased $89,000, or 0.1%, to $90.8 million at March 31, 1997, and noninterest-bearing deposits, decreased $411,000, or 1.6%, to $24.7 million at March 31, 1997. The decrease in noninterest-bearing deposits resulted primarily from the seasonal effect of the first quarter on many of the Corporation's commercial depositors.

The Corporation's primary focus during the past three months was to begin to implement a plan to install Automated Teller Machines (ATM) at each of its branch locations and to open a new branch location in Waldwick, Bergen County, New Jersey. The first ATM was installed in the Wayne, Passaic County, New Jersey branch on April 10, 1997. This provides both customers and noncustomers with convenient access to banking 24 hours a day with no fees. The Waldwick branch has received all appropriate regulatory approval and has its grand opening celebration scheduled for May 16, 1997. This branch offers a good location and provides a strong extension to the Corporation's marketplace in northern New Jersey. The branch will offer full service capabilities as well as an ATM facility.

The Corporation has also continued lease negotiations to establish a branch site in Ridgewood, Bergen County, New Jersey. Approvals have been received from the State of New Jersey and the FDIC and it is anticipated that the building will be completed and ready for occupancy in the fourth quarter of 1997. Management believes this site to be a good extension of the Corporation's market as Ridgewood is a contiguous town with Midland Park, where the Corporation's administrative headquarters is located.

The Corporation also entered into a joint venture with Diversified Tax Shelters, Inc., a division of the Turner Group, to offer Deferred Annuities, Long Term Care Insurance, and Life Insurance. The Corporation will receive commissions for all contracts sold at the branches. It is anticipated that this will help fill the needs of our deposit base and continue to provide a full service and wide mix of products to our existing and potential customers.

The Corporation is also beginning to offer a new money market product designed to be competitive with brokerage money market accounts. It is designed for the larger balance customer and offers tiered rates based on the balance maintained within the account. It is anticipated that this product will bring in both new customers and new money from existing customers looking for higher yields on investments. The Corporation is also beginning to install a telephone banking product which is anticipated to be available to customers in the third quarter of 1997. Again, this product is being made available to customers to provide them the flexibility of making loan payments, transferring funds between existing accounts, and providing account balance and history inquiry twenty four hours a day.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997
---------------------------------
General
-------
The Corporation reported net income of $337,000, or $.73 per share for the three months ended March 31, 1997 compared to $310,000 or $.68 per share for the same period in 1996. The $27,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income
-------------------
Net interest income increased $138,000, or 10.1%, for the three months ended March 31, 1997 as compared with the corresponding period in 1996. The increase was primarily due to an increase in average net interest-earning assets offset by a decline in the interest rate spread.

Total interest income increased $208,000, or 9.6%, primarily due to an increase in the average volume of interest-earning assets offset by a decrease in the yields earned on most interest-earning asset categories reflecting lower market rates of interest. The average balance of interest-earning assets increased $13.3 million, or 12.6%, from $105.8 million for the three months ended March 31, 1996 to $119.1 million for the same period in 1997, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $10.0 million to an average $83.0 million for the three months ended March 31, 1997, from an average $73.0 million for the comparable period in 1996.

Interest paid on deposits and borrowed money increased $70,000, or 8.9%, due primarily to an increase in the average volume of total interest-bearing deposits and to slightly higher rates paid on time deposit categories. Average costs for interest-bearing liabilities increased to 3.85% for the three months ended March 31, 1997 from 3.83% for the three months ended March 31, 1996. The average balance of total interest-bearing deposits increased to $88.6 million for the three months ended March 31, 1997 from $80.9 million for the comparable 1996 period, primarily as a result of the Corporation's expanding customer base.

Provision for loan losses
-------------------------
The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. Additions to the allowance for loan losses are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $30,000 during both three months ended March 31, 1997 and 1996, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------
Noninterest income increased by $22,000, or 15.4%, to $168,000 during the three months ended March 31, 1997 when compared with $146,000 during the 1996 period. Contributing to this increase was a $33,000 increase in deposit-related fees and service charges caused by an increased deposit base, offset by a decrease of $15,000 in gain on sale of mortgage loans due primarily to the decrease in loans sold during the first quarter of 1997 compared to the similar period in 1996.

Noninterest expenses
--------------------
Noninterest expenses increased by approximately $146,000, or 14.3%, to $1.2 million for the three months ended March 31, 1997, compared to $1.0 million for the same 1996 period. Salaries and employee benefits, the major component of noninterest expenses, increased $84,000, or 17.1%, during the three months ended March 31, 1997. This increase was due primarily to additions to staff in the operations area and the new Waldwick branch and general increases for merit and performance. Data processing increased $8,000, or 14.4%, due to computer system enhancements installed during the second quarter of 1996. Other increases in advertising and stationery resulted primarily from the anticipated marketing costs of new products and the opening of the new Waldwick branch. Partially offsetting these expenses, other real estate expense decreased $22,000 as the first quarter of 1996 contained an additional $20,000 expense to an established valuation reserve to reduce the carrying value of the other real estate property. The other real estate property is currently fully rented with an option to purchase.

Income taxes
------------
Income tax expense totaled $143,000 and $155,000 during the three months ended March 31, 1997 and 1996, respectively.

ASSET QUALITY
-------------
The Corporation's principal earning assets are its loans to businesses and individuals located in northern New Jersey. Inherent in the lending function is the risk of deterioration in the borrower's ability to repay their loans under their existing loan agreements. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

                                       03/31/97   12/31/96   09/30/96   06/30/96
                                       --------   --------   --------   --------
                                                (Dollars in Thousands)

Nonaccrual loans: (1)                   $   40     $   95     $   95     $   95
Loans past due 90 days or more: (2)        540        550        560        685
Restructured loans:                        253        261        271        148
                                        ------     ------     ------     ------
    Total nonperforming loans              833        906        926        928
Other real estate                          229        229        229        229
                                        ------     ------     ------     ------
    Total nonperforming assets          $1,062     $1,135     $1,155     $1,157
                                        ======     ======     ======     ======

Allowance for loan losses               $1,372     $1,353     $1,292     $1,260
                                        ======     ======     ======     ======

Nonaccrual loans to total loans          0.05%      0.12%      0.12%      0.12%
Nonperforming loans to total loans        .99%      1.10%      1.18%      1.21%
Nonperforming loans to total assets       .65%       .70%       .75%       .76%
Nonperforming assets to total assets      .82%       .88%       .94%       .98%
Allowance for loan losses to total
   loans                                 1.63%      1.64%      1.65%      1.64%
Allowance for loan losses to
   non-performing loans                164.74%    149.27%    139.54%    135.74%
------------
(1) Generally represents loans to which the payments of interest or principal are in arrears for a period of more than 90 days. Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.

(2) Represents loans to which payments of interest or principal are contractually past due 90 days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

There were no loans at March 31, 1997, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Corporation's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition.

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $1.8 million during the first three months of 1997, as investing activities used $2.6 million and financing activities used $0.1 million, offset by operating activities providing $0.9 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 1997 the Bank's capital ratios were as follows:

                                         Required       Actual        Excess
                                         --------       ------        ------
Risk-based Capital
     Tier 1                                4.00%        12.41%         8.41%
     Total                                 8.00%        13.66%         5.66%
Leverage Ratio                             3.00%         8.03%         5.03%

                        STEWARDSHIP FINANCIAL CORPORATION
                          PART II -- OTHER INFORMATION

Item  1.     Legal Proceedings
             -----------------
                  The Corporation is subject to litigation which arises primarily in the ordinary course of business. In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.

Item  2.     Changes in Securities
             ---------------------
                  None

Item  3.     Defaults Upon Senior Securities
             -------------------------------
                  None

Item  4.     Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                  None

Item  5.     Other Information
             -----------------
                  None

Item  6.     Exhibits and Reports on Form 8K
             -------------------------------
                  (a)    Exhibits
                           Exhibit 27 - Financial Data Schedule
                  (b)    Reports
                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        STEWARDSHIP FINANCIAL CORPORATION




DATE:  May 9, 1997                     BY: /s/ PAUL VAN OSTENBRIDGE
       -------------------------           -----------------------------------
                                               Paul Van Ostenbridge
                                               President and Chief Executive
                                                 Officer

DATE:  May 9, 1997                     BY: /s/ JULIE E. HOLLAND
       -------------------------           -----------------------------------
                                               Julie E. Holland
                                               Assistant Vice President and
                                                 Treasurer