Form 10QSB
period 1997-06-30
STEWARDSHIP FINANCIAL CORP
filed 1997-08-14
CIK 1023860

================================================================================

                                   FORM 10-QSB


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of August 8, 1997, was 463,363.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

================================================================================

                      STEWARDSHIP FINANCIAL CORPORATION

                                    INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition
       at June 30, 1997 and December 31, 1996 (Unaudited) ..............    1

      Consolidated Statements of Income for the Six
       Months ended June 30, 1997 and 1996 (Unaudited) .................    2

      Consolidated Statements of Income for the Three
       Months ended June 30, 1997 and 1996 (Unaudited) .................    3

      Consolidated Statements of Cash Flows for the Six
       Months ended June 30, 1997 and 1996 (Unaudited) .................    4

      Consolidated Statement of Changes in Stockholders'
       Equity for the Six Months ended
       June 30, 1997 (Unaudited) .......................................    5

      Notes to Consolidated Financial Statements (Unaudited) ...........  6 - 10


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS ............................................... 11 - 17

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................... 18 - 19

SIGNATURES .............................................................   20

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997          1996
                                                           ---------------------------
ASSETS

Cash and due from banks                                    $  7,109,407   $  4,786,342
Interest-bearing due from banks                                 216,238        219,098
Federal funds sold                                            5,500,000      5,950,000
                                                           ---------------------------
       Cash and cash equivalents                             12,825,645     10,955,440


Securities available for sale                                10,906,988     11,434,354
Securities held to maturity; estimated fair value
    of $20,332,581 (1997) and $20,195,917 (1996)             20,137,379     20,002,689
FHLB-NY stock, at cost                                          509,600        450,800
Loans, net of allowance for loan losses of
    of $1,397,642 (1997) and $1,352,508 (1996)               89,499,702     80,847,769
Mortgage loans held for sale                                         -         236,754
Premises and equipment, net                                   2,484,122      2,306,098
Accrued interest receivable                                     995,994        880,558
Intangible assets, net of accumulated amortization of
    $190,463 (1997) and $154,773 (1996)                         559,517        595,207
Other real estate owned, net                                    229,302        229,302
Other assets                                                    641,322        681,559
                                                           ---------------------------
       Total assets                                        $138,789,571   $128,620,530
                                                           ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                    $ 28,469,255   $ 25,135,689
    Interest-bearing                                         95,256,672     90,689,057
                                                           ---------------------------
        Total deposits                                      123,725,927    115,824,746

Securities sold under agreements to repurchase                3,152,617      1,711,419
Accrued expenses and other liabilities                          832,087        676,980
                                                           ---------------------------
        Total liabilities                                   127,710,631    118,213,145
                                                           ---------------------------
Commitments and contingencies                                       --             --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     463,055 and 460,252 shares issued outstanding at
     March 31, 1997 and December 31, 1996, respectively       5,079,420      4,990,746
Retained earnings                                             5,967,971      5,395,454
Net unrealized gain on securities available for sale             31,549         21,185
                                                           ---------------------------
        Total stockholders' equity                           11,078,940     10,407,385
                                                           ---------------------------
        Total liabilities and stockholders' equity         $138,789,571   $128,620,530
                                                           ===========================

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                                1997           1996
                                                           ---------------------------
Interest income:
     Loans                                                 $  3,782,137   $  3,364,599
     Securities held to maturity
       Taxable                                                  374,116        370,775
       Non-taxable                                              231,978        222,919
     Securities available for sale                              357,538        277,636
     Other interest-earning assets                              116,395        133,450
                                                           ---------------------------
          Total interest income                               4,862,164      4,369,379
                                                           ---------------------------
Interest expense:
     Deposits                                                 1,720,125      1,571,522
     Borrowed money                                              52,021         43,321
                                                           ---------------------------
          Total interest expense                              1,772,146      1,614,843
                                                           ---------------------------

Net interest income                                           3,090,018      2,754,536
Provision for loan losses                                        60,000         80,000
                                                           ---------------------------
Net interest income after provision for loan losses           3,030,018      2,674,536
                                                           ---------------------------
Noninterest income:
     Fees and service charges                                   288,888        248,740
     Gain on sales of mortgage loans                             12,335         33,234
     Miscellaneous                                               62,991         41,551
                                                           ---------------------------
           Total noninterest income                             364,214        323,525
                                                           ---------------------------
Noninterest expenses:
     Salaries and employee benefits                           1,193,403      1,006,394
     Occupancy, net                                             154,053        146,040
     Equipment                                                  164,490        126,889
     Data processing                                            123,749        112,895
     Advertising                                                 74,525         33,493
     FDIC insurance premium                                       8,621          8,039
     Amortization of intangible assets                           35,690         40,403
     Other real estate owned expense                             (9,726)        16,118
     Charitable contributions                                   109,899        110,579
     Stationery and supplies                                     83,704         89,825
     Miscellaneous                                              481,059        402,529
                                                           ---------------------------
          Total noninterest expenses                          2,419,467      2,093,204
                                                           ---------------------------

Income before income taxes                                      974,765        904,857
Income taxes                                                    291,658        288,850
                                                           ---------------------------
Net income                                                 $    683,107   $    616,007
                                                           ===========================


Net income per common share                                       $1.48          $1.35

Dividends per common share                                        $0.24          $0.21

Weighted average number of common shares outstanding            461,835        456,684

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                                1997           1996
                                                           ---------------------------
Interest income:
     Loans                                                 $  1,953,006   $  1,690,378
     Securities held to maturity
       Taxable                                                  195,447        205,551
       Non-taxable                                              117,209        109,820
     Securities available for sale                              176,895        120,048
     Other interest-earning assets                               59,015         90,565
                                                           ---------------------------
          Total interest income                               2,501,572      2,216,362
                                                           ---------------------------
Interest expense:
     Deposits                                                   882,401        805,041
     Borrowed money                                              31,240         21,178
                                                           ---------------------------
          Total interest expense                                913,641        826,219
                                                           ---------------------------

Net interest income                                           1,587,931      1,390,143
Provision for loan losses                                        30,000         50,000
                                                           ---------------------------
Net interest income after provision for loan losses           1,557,931      1,340,143
                                                           ---------------------------
Noninterest income:
     Fees and service charges                                   142,571        135,257
     Gain on sales of mortgage loans                              7,496         13,327
     Miscellaneous                                               45,750         28,953
                                                           ---------------------------
           Total noninterest income                             195,817        177,537
                                                           ---------------------------
Noninterest expenses:
     Salaries and employee benefits                             619,265        516,059
     Occupancy, net                                              81,964         68,459
     Equipment                                                  101,797         63,402
     Data processing                                             59,575         56,793
     Advertising                                                 47,453         18,416
     FDIC insurance premium                                       4,449          4,020
     Amortization of intangible assets                           17,845         20,202
     Other real estate owned expense                             (6,128)        (2,649)
     Charitable contributions                                    53,774         58,841
     Stationery and supplies                                     41,542         66,169
     Miscellaneous                                              237,811        208,942
                                                           ---------------------------
          Total noninterest expenses                          1,259,347      1,078,654
                                                           ---------------------------

Income before income taxes                                      494,401        439,026
Income taxes                                                    148,402        133,508
                                                           ---------------------------
Net income                                                 $    345,999   $    305,518
                                                           ===========================

Net income per common share                                       $0.75          $0.67
                                                           ===========================

Weighted average number of common shares outstanding            463,055        457,874
                                                           ===========================

See notes to unaudited consolidated financial statements.

                             STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                   1997            1996
                                                                                ---------------------------
Cash flows from operating activities:
     Net income                                                                 $   683,107     $   616,007
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                    147,506         121,200
         Gain on call of investment securities                                           --          (1,825)
         Amortization of premiums and accretion of discounts, net                    25,950          29,017
         Accretion of deferred loan fees                                            (28,338)        (36,701)
         Provision for loan losses                                                   60,000          80,000
         Provision for losses on other real estate                                       --          20,000
         Originations of mortgage loans held for sale                            (1,012,100)     (3,572,300)
         Proceeds from sale of mortgage loans                                     1,261,189       3,603,134
         Gain on sale of loans                                                      (12,335)        (33,234)
         Loss on sale of fixed assets                                                 1,609              --
         Deferred income tax benefit                                                (77,267)        (86,151)
         Amortization of intangibles                                                 35,690          40,403
         Increase in accrued interest receivable                                   (115,436)        (79,540)
         Decrease in other assets                                                   147,797          48,175
         Increase in other liabilities                                              155,107         124,666
                                                                                ---------------------------
             Net cash provided by operating activities                            1,272,479         872,851
                                                                                ---------------------------
Cash flows from investing activities:
     Purchase of securities available for sale                                     (250,044)     (1,000,775)
     Proceeds from maturities and principal repayments
        on securities available for sale                                            783,960         518,489
     Purchase of securities held to maturity                                       (638,488)     (2,386,772)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                              388,176       2,587,688
     Proceeds from call on securities held to maturity                              100,000         570,388
     Purchase of FHLB-NY stock                                                      (58,800)       (113,600)
     Net increase in loans                                                       (8,683,595)     (4,512,944)
     Additions to premises and equipment                                           (363,946)        (79,523)
                                                                                ---------------------------
         Net cash used in investing activities                                   (8,722,737)     (4,417,049)
                                                                                ---------------------------
Cash flows from financing activities:
     Net increase (decrease) in noninterest-bearing deposits                      3,333,566        (510,750)
     Net increase in interest-bearing deposits                                    4,567,615       9,050,371
     Net increase (decrease) in securities sold under agreements to repurchase    1,441,198        (108,744)
     Cash dividends paid on common stock                                           (110,590)        (95,643)
     Sale of common stock                                                            88,674          57,768
                                                                                ---------------------------
         Net cash provided by financing activities                                9,320,463       8,393,002
                                                                                ---------------------------

Net increase in cash and cash equivalents                                         1,870,205       4,848,804
Cash and cash equivalents - beginning                                            10,955,440       7,465,531
                                                                                ---------------------------
Cash and cash equivalents - ending                                              $12,825,645     $12,314,335
                                                                                ===========================
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                     $ 1,741,266     $ 1,744,926
     Cash paid during the year for income taxes                                     403,400         285,203



See notes to unaudited consolidated financial statements.

                           STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (UNAUDITED)

                                                       FOR THE PERIOD ENDED JUNE 30, 1997
                                         --------------------------------------------------------------
                                                                             NET UNREALIZED
                                                                                GAIN ON
                                             COMMON STOCK                      SECURITIES
                                         ---------------------     RETAINED    AVAILABLE
                                          SHARES       AMOUNT      EARNINGS     FOR SALE      TOTAL
                                         --------------------------------------------------------------
Balance -- December 31, 1996             460,252    $4,990,746    $5,395,454    $21,185    $10,407,385
Dividends Paid                                --            --      (110,590)        --       (110,590)
Issuance of Common Stock                   2,803        88,674            --         --         88,674
Net income for the six months
    ended June 30, 1997                       --            --       683,107         --        683,107
Net unrealized gain on securities
     available for sale                       --            --            --     10,364         10,364
                                         -------------------------------------------------------------
Balance -- June 30, 1997                 463,055    $5,079,420    $5,967,971    $31,549    $11,078,940
                                         =============================================================


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

NOTE 2. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 1997 and December 31, 1996. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                               JUNE 30, 1997
                               -------------------------------------------------
                                               GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED    CARRYING
                                  COST         GAINS       LOSSES       VALUE
                               -------------------------------------------------
U.S. Treasury securities       $ 3,461,641   $  2,526     $ 9,597    $ 3,454,570
U.S. Government agencies           801,502      4,825       6,090        800,237
Obligations of state and
  political subdivisions           273,291         65          --        273,356
Mortgage-backed securities       6,320,767     86,439      28,381      6,378,825
                               -------------------------------------------------
                               $10,857,201   $ 93,855     $44,068    $10,906,988
                               =================================================


                                              DECEMBER 31, 1996
                               -------------------------------------------------
                                               GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED    CARRYING
                                  COST         GAINS       LOSSES       VALUE
                               -------------------------------------------------
U.S. Treasury securities       $ 3,583,058   $  6,637     $ 4,205    $ 3,585,490
U.S. Government agencies         1,051,853      4,425       6,875      1,049,403
Obligations of state and
  political subdivisions           274,185        --        6,099        268,086
Mortgage-backed securities       6,492,349     76,344      37,318      6,531,375
                               -------------------------------------------------
                               $11,401,445   $ 87,406     $54,497    $11,434,354
                               =================================================


NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 1997 and December 31, 1996. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                 JUNE 30, 1997
                               -------------------------------------------------
                                               GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED    CARRYING
                                  COST         GAINS       LOSSES       VALUE
                               -------------------------------------------------
U.S. Treasury securities       $ 2,195,497   $  1,202     $ 3,691    $ 2,193,008
U.S. Government agencies         6,232,744     16,386      28,286      6,220,844
Obligations of state and
  political subdivisions         9,395,483    135,549       2,728      9,528,304
Mortgage-backed securities       2,313,655     76,770          --      2,390,425
                               -------------------------------------------------
                               $20,137,379   $229,907     $34,705    $20,332,581
                               =================================================


                                               DECEMBER 31, 1996
                               -------------------------------------------------
                                               GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED    CARRYING
                                  COST         GAINS       LOSSES       VALUE
                               -------------------------------------------------
U.S. Treasury securities       $ 2,192,913   $  3,254     $ 2,396    $ 2,193,771
U.S. Government agencies         6,356,268     24,194      30,556      6,349,906
Obligations of state and
  political subdivisions         8,930,671    147,777      16,460      9,061,988
Mortgage-backed securities       2,522,837     67,928         513      2,590,252
                               -------------------------------------------------
                               $20,002,689   $243,153     $49,925    $20,195,917
                               =================================================

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


NOTE 5. LOANS

     The Corporation's primary market area for lending is the small and medium sized business and professional community as well as the individuals residing, working and shopping in the Bergen and Passaic counties, New Jersey area. The following table set forth the composition of loans as of the periods indicated.


                                                  JUNE 30,       DECEMBER 31,
                                                    1997            1996
                                                ----------------------------
Mortgage
     Residential                                $18,570,141      $15,257,401
     Commercial                                  31,115,661       26,796,619
Commercial                                       16,660,119       17,402,697
Equity                                            3,742,970        3,837,733
Installment                                      20,756,623       18,891,809
Other                                               172,446          136,172
                                                ----------------------------
        Total loans                              91,017,960       82,322,431
                                                ----------------------------
Less:  Deferred loan fees                           120,616          122,154
       Allowance for loan losses                  1,397,642        1,352,508
                                                ----------------------------
                                                  1,518,258        1,474,662
                                                ----------------------------
        Loans, net                              $89,499,702      $80,847,769
                                                ============================


NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                                  SIX MONTHS ENDED JUNE 30,
                                                ----------------------------
                                                    1997             1996
                                                ----------------------------
Balance, beginning of period                    $ 1,352,508      $ 1,176,822
Provision charged to operations                      60,000           80,000
Recoveries of loans charged off                       2,426            7,453
Loans charged off                                    17,292            4,586
                                                ----------------------------
Balance, end of period                          $ 1,397,642      $ 1,259,689
                                                ============================

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


NOTE 7. LOAN IMPAIRMENT

     The Corporation has defined the population of impaired loans to include all nonaccrual loans and loans more than 90 days past due. The following table sets forth information regarding the impaired loans as of the periods indicated.


                                                 JUNE 30,        DECEMBER 31,
                                                   1997             1996
                                                ---------------------------
Impaired loans
    With related allowance for loan loss        $571,646           $774,921
    Without related allowance for loan loss          --                 --
Total impaired loans                            $571,646           $774,921
                                                ---------------------------
Related allowance for loan losses               $202,278           $155,742
                                                ===========================

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


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

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro formas EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior period EPS data presented shall be restated (including interim financial statements summaries of earnings and selected financial date) to conform with SFAS No. 128.

     FASB Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional-paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets increased by $10.2 million, or 7.9%, from $128.6 million at December 31, 1996 to $138.8 million at June 30, 1997. The increase in assets reflects, among other things, increases in net loans of $8.7 million and cash and due from banks of $2.3 million. The composition of the loan portfolio is basically unchanged at June 30, 1997 when compared with the portfolio at December 31, 1996.

     Total deposits increased $7.9 million, or 6.8%, to $123.7 million at June 30, 1997 from $115.8 million at December 31, 1996. Interest-bearing deposits increased $4.6 million, or 5.0%, to $95.3 million at June 30, 1997, and noninterest-bearing deposits, increased $3.3 million, or 13.3%, to $28.5 million at June 30, 1997. The increase in noninterest-bearing deposits resulted primarily from a general increase in balances being maintained in existing accounts, the popularity of the Corporation's century checking account, which offers service charge free checking through the year 2000, and increased activity with the Corporation's business advantage account which offers free checking to low maintenance business accounts. The increase in interest-bearing deposits resulted from the popularity of the Corporation's new Premier Growth Account. This is a new money market product designed to be competitive with brokerage money market accounts. It is designed for the larger balance customer and offers tiered rates based on the balance maintained within the account. It is anticipated that this product will continue to bring in both new customers and new money from existing customers looking for higher yields on investments.

     The Corporation's primary focus during the past six months was to begin to implement a plan to install Automated Teller Machines (ATM) at each of its branch locations and to open a new branch location in Waldwick, Bergen County, New Jersey, bringing the Corporation's total number of offices to four. The Corporation has successfully installed ATM machines at three branch locations and provides both customers and noncustomers with convenient access to banking 24 hours a day with no fees. The Waldwick branch held its grand opening celebration on May 16, 1997 and has shown strong core deposit growth.

     The Corporation has signed a lease to establish a branch site in Ridgewood, Bergen County, New Jersey. Approvals have been received from the State of New Jersey and the FDIC and it is anticipated that the building will be completed and ready for occupancy in the fourth quarter of 1997. Management believes this site to be a good extension of the Corporation's market as Ridgewood is a contiguous town with Midland Park, where the Corporation's administrative headquarters is located.

     The Corporation also entered into a joint venture with Diversified Tax Shelters, Inc., a division of the Turner Group, to offer Deferred Annuities, Long Term Care Insurance, and Life Insurance. The Corporation will receive commissions for all contracts sold at the branches. It is anticipated that this offering will provide the Corporation with additional noninterest income and continue to provide a full service and wide mix of products to our existing and potential customers.

     The Corporation is also beginning to install a telephone banking product which is anticipated to be available to customers in the third quarter of 1997. This product is being made available to customers to provide them the flexibility of making loan payments, transferring funds between existing accounts, and providing account balance and history inquiry twenty four hours a day.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997

   General

     The Corporation reported net income of $683,000, or $1.48 per share for the six months ended June 30, 1997 compared to $616,000 or $1.35 per share for the same period in 1996. The $67,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

   Net interest income

     Net interest income increased $335,000, or 12.2%, for the six months ended June 30, 1997 as compared with the corresponding period in 1996. The increase was primarily due to an increase in average net interest-earning assets.

     Total interest income increased $493,000, or 11.3%, primarily due to an increase in the average volume of interest-earning assets. The average balance of interest-earning assets increased $13.2 million, or 12.2%, from $108.8 million for the six months ended June 30, 1996 to $122.0 million for the same period in 1997, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $11.3 million to an average $85.6 million for the six months ended June 30, 1997, from an average $74.4 million for the comparable period in 1996.

     Interest paid on deposits and borrowed money increased $157,000, or 9.7%, due primarily to an increase in the average volume of total interest-bearing deposits as yields remained relatively steady. The average balance of total interest-bearing deposits increased to $90.6 million for the six months ended June 30, 1997 from $82.9 million for the comparable 1996 period, primarily as a result of the Corporation's expanding customer base.

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

     The provision charged to operations totaled $60,000 and $80,000 during the six months ended June 30, 1997 and 1996, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

   Noninterest income

     Noninterest income increased by $41,000, or 12.6%, to $364,000 during the six months ended June 30, 1997 when compared with $324,000 during the 1996 period. Contributing to this increase was a $40,000 increase in deposit-related fees and service charges caused by an increased deposit base, offset by a decrease of $21,000 in gain on sale of mortgage loans due primarily to the decrease in loans sold during the first half of 1997 compared to the similar period in 1996. The Corporation continues to originate mortgage loans for sale to investors.

   Noninterest expenses

     Noninterest expenses increased by approximately $326,000, or 15.6%, to $2.4 million for the six months ended June 30, 1997, compared to $2.1 million for the same 1996 period. Salaries and employee benefits, the major component of noninterest expenses, increased $187,000, or 18.6%, during the six months ended June 30, 1997. This increase was due primarily to additions to staff in the operations area and the new Waldwick branch and general increases for merit and performance. Data processing and equipment expense increased $48,000, or 20.2%, due to computer system enhancements installed during the second quarter of 1996. Increases in advertising resulted primarily from the marketing costs of new products and the opening of the new Waldwick branch. Partially offsetting these expenses, other real estate expense decreased $26,000 as the first quarter of 1996 contained an additional $20,000 expense to an established valuation reserve to reduce the carrying value of the other real estate property. The other real estate property is currently fully rented with an option to purchase.

   Income taxes

     Income tax expense totaled $292,000 and $289,000 during the six months ended June 30, 1997 and 1996, respectively.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997

   General

     The Corporation reported net income of $346,000, or $.75 per share for the three months ended June 30, 1997 compared to $306,000 or $.67 per share for the same period in 1996. The $40,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

   Net interest income

     Net interest income increased $198,000, or 14.2%, for the three months ended June 30, 1997 as compared with the corresponding period in 1996. The increase was primarily due to an increase in average net interest-earning assets.

     Total interest income increased $285,000, or 12.9%, primarily due to an increase in the average volume of interest-earning assets. The average balance of interest-earning assets increased $13.3 million, or 11.9%, from $111.6 million for the three months ended June 30, 1996 to $124.9 million for the same period in 1997, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $12.5 million to an average $88.0 million for the three months ended June 30, 1997, from an average $75.5 million for the comparable period in 1996.

     Interest paid on deposits and borrowed money increased $87,000, or 10.6%, due primarily to an increase in the average volume of total interest-bearing deposits and to higher rates paid on the new money market product. The average balance of total interest-bearing deposits increased to $92.6 million for the three months ended June 30, 1997 from $84.8 million for the comparable 1996 period, primarily as a result of the Corporation's expanding customer base.

   Provision for loan losses

     The provision charged to operations totaled $30,000 and $50,000 during the three months ended June 30, 1997 and 1996, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

   Noninterest income

     Noninterest income increased by $18,000, or 10.3%, to $196,000 during the three months ended June 30, 1997 when compared with $178,000 during the 1996 period. Contributing to this increase was a $7,000 increase in deposit-related fees and service charges caused by an increased deposit base, a $4,000 recovery on previously written off investment, and a $7,000 reversal of a 1996 miscellaneous reserve, offset by a volume-related decrease of $6,000 in gain on sale of mortgage loans.

   Noninterest expenses

     Noninterest expenses increased by approximately $181,000, or 16.8%, to $1.3 million for the three months ended June 30, 1997, compared to $1.1 million for the same 1996 period. Salaries and employee benefits, the major component of noninterest expenses, increased $103,000, or 20.0%, during the three months ended June 30, 1997. This increase was due primarily to additions to staff in the operations area and the new Waldwick branch and general increases for merit and performance. Data processing and equipment expenses increased $41,000, or 34.3%, due to the increased cost of maintaining the computer system enhancements installed in 1996 and the ATM network installed during the first half of 1997. With the establishment of the Waldwick office, net occupancy expense increased $14,000, or 19.7%. Increases in advertising resulted primarily from the marketing costs of new products and the opening of the new Waldwick branch.

   Income taxes

     Income tax expense totaled $148,000 and $134,000 during the three months ended June 30, 1997 and 1996, respectively.

ASSET QUALITY

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


                                       06/30/97   03/31/97  12/31/96    09/30/96
                                       --------   --------  --------    --------
                                                (Dollars in Thousands)

Nonaccrual loans: (1)                   $   40    $    40    $   95    $     95
Loans past due 90 days or more: (2)        532        540       550         560
Restructured loans:                        246        253       261         271
                                        ------     ------    ------      ------
     Total nonperforming loans             818        833       906         926
Other real estate                          229        229       229         229
                                        ------     ------    ------      ------
     Total nonperforming assets         $1,047     $1,062    $1,135      $1,155
                                        ======     ======    ======      ======

Allowance for loan losses               $1,398     $1,372    $1,353      $1,292
                                        ======     ======    ======      ======

Nonaccrual loans to total loans          0.04%      0.05%     0.12%       0.12%
Nonperforming loans to total loans        .90%       .99%     1.10%       1.18%
Nonperforming loans to total assets       .59%       .65%      .70%        .75%
Nonperforming assets to total assets      .75%       .82%      .88%        .94%
Allowance for loan losses to
  total loans                            1.54%      1.63%     1.64%       1.65%
Allowance for loan losses to
   non-performing loans                170.90%    164.74%   149.27%     139.54%

----------

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

     There were no loans at June 30, 1997, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

     The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions within the Corporation's New Jersey market area.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $1.9 million during the first six months of 1997, as financing activities and operating activities provided $9.3 million and $1.3 million, respectively, offset by investing activities using $8.7 million.

     Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

     As of June 30, 1997 the Bank's capital ratios were as follows:

                                        Required      Actual        Excess
                                        --------      ------        ------
      Risk-based Capital
            Tier 1                       4.00%        12.08%        8.08%
            Total                        8.00%        13.34%        5.34%
      Leverage Ratio                     3.00%         7.93%        4.93%

                        STEWARDSHIP FINANCIAL CORPORATION
                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Corporation is subject to litigation which arises primarily in the ordinary course of business. In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.


ITEM 2. CHANGES IN SECURITIES

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 12, 1997 at 7:00 P.M. Total number of shares outstanding as of March 31, 1997 (Record Date) was 463,055. Total number of shares represented at the meeting was 343,952. The meeting was held for the purpose of considering and voting upon the following matters:

     Proposal 1 -- Election of Directors

          The election of twelve persons named below to serve as directors of the Bank for the ensuing year.

                                                    TOTAL # OF SHARES
                                               ---------------------------
                  DIRECTOR                     VOTED FOR          WITHHELD
                  --------                     ---------          --------
            William M. Almroth                  343,952               --
            Herman deWaal Malefyt               343,952               --
            Harold Dyer                         343,952               --
            Edward Flystra                      343,752              200
            William C. Hanse                    343,202              750
            Margo Lane                          343,872               80
            Arie Leegwater                      343,314              638
            John L. Steen                       343,902               50
            Robert J. Turner                    343,952               --
            William J. Vander Eems              343,952               --
            Paul Van Ostenbridge                343,952               --

     Proposal 2 -- Amendments to the Certificate of Incorporation

          309,795 shares voted for, 31,437 shares were withheld, and 2,720 shares abstained in the vote to approve the amendments to the Stewardship Financial Corporation's Certificate of Incorporation. The amendments included (a) to classify the Board of Directors into three classes; (b) to prevent removal of directors by stockholders without cause; and (c) to require the affirmative vote to 80% of the outstanding common stock of the Company for approval of a merger, consolidation, or disposition of substantially all of the assets of the Company unless approved by a majority of the directors and to further require an affirmative vote of 80% of the outstanding common stock to amend this super-majority voting position.


ITEM. 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits

            Exhibit 27 -- Financial Data Schedule

     (b) Reports

            None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      STEWARDSHIP FINANCIAL CORPORATION



Date: August 13, 1997                     By: /s/ PAUL VAN OSTENBRIDGE
                                              ----------------------------------
                                                  Paul Van Ostenbridge
                                                  President and Chief Executive
                                                    Officer


Date: August 13, 1997                     By: /s/ JULIE E. HOLLAND
                                              ----------------------------------
                                                  Julie E. Holland
                                                  Vice President and
                                                    Treasurer