Form 10QSB
period 1997-09-30
STEWARDSHIP FINANCIAL CORP
filed 1997-11-14
CIK 1023860

================================================================================

                                   FORM 10-QSB


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of November 10, 1997, was 931,307.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I  --  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  --  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
           at September 30, 1997 and December 31, 1996 (Unaudited) ..    1

         Consolidated Statements of Income for the Nine
           Months ended September 30, 1997 and 1996 (Unaudited) .....    2

         Consolidated Statements of Income for the Three
           Months ended September 30, 1997 and 1996 (Unaudited) .....    3

         Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 1997 and 1996 (Unaudited) .....    4

         Consolidated Statement of Changes in Stockholders'
           Equity for the Nine Months ended
           September 30, 1997 (Unaudited) ...........................    5

         Notes to Consolidated Financial Statements (Unaudited) .....   6-11

ITEM II -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS .............................................  12-18

PART II -- OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................   19

SIGNATURES ..........................................................   20

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                         September 30,  December 31,
                                                             1997           1996
                                                        -------------- -------------
ASSETS
Cash and due from banks .............................   $  5,371,000   $  4,786,000
Interest-bearing due from banks .....................        110,000        219,000
Federal funds sold ..................................      4,150,000      5,950,000
                                                        ------------   ------------
       Cash and cash equivalents ....................      9,631,000     10,955,000

Securities available for sale .......................     10,179,000     11,434,000
Securities held to maturity; estimated fair value
  of $ 20,253,000 (1997) and $20,196,000 (1996) .....     20,022,000     20,003,000
FHLB-NY stock, at cost ..............................        510,000        451,000
Loans, net of allowance for loan losses
  of $ 1,428,000 (1997) and $1,353,000 (1996) .......     94,751,000     80,848,000
Mortgage loans held for sale ........................        191,000        237,000
Premises and equipment, net .........................      2,508,000      2,306,000
Accrued interest receivable .........................        963,000        881,000
Intangible assets, net of accumulated amortization of
  $205,000 (1997) and $155,000 (1996) ...............        545,000        595,000
Other real estate owned, net ........................        229,000        229,000
Other assets ........................................        695,000        682,000
                                                        ------------   ------------
       Total assets .................................   $140,224,000   $128,621,000
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing ...............................   $ 28,136,000   $ 25,136,000
  Interest-bearing ..................................     98,725,000     90,689,000
                                                        ------------   ------------
        Total deposits ..............................    126,861,000    115,825,000

Securities sold under agreements to repurchase ......        881,000      1,711,000
Accrued expenses and other liabilities ..............        962,000        678,000
                                                        ------------   ------------
        Total liabilities ...........................    128,704,000    118,214,000
                                                        ------------   ------------
Commitments and contingencies .......................           --             --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares
  authorized; 931,144 and 920,505 shares issued
  outstanding at September 30, 1997 and
  December 31, 1996, respectively ...................      5,213,000      4,991,000
Retained earnings ...................................      6,249,000      5,395,000
Net unrealized gain on securities available for sale          58,000         21,000
                                                        ------------   ------------
        Total stockholders' equity ..................     11,520,000     10,407,000
                                                        ------------   ------------
        Total liabilities and stockholders' equity ..   $140,224,000   $128,621,000
                                                        ============   ============



See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                       1997            1996
                                                    ------------   -----------

Interest income:
  Loans .........................................   $5,865,000     $5,114,000
  Securities held to maturity
    Taxable .....................................      555,000        557,000
    Non-taxable .................................      348,000        331,000
  Securities available for sale .................      523,000        455,000
  Other interest-earning assets .................      202,000        225,000
                                                    ----------     ----------
       Total interest income ....................    7,493,000      6,682,000
                                                    ----------     ----------
Interest expense:
  Deposits ......................................    2,684,000      2,413,000
  Borrowed money ................................       71,000         61,000
                                                    ----------     ----------
       Total interest expense ...................    2,755,000      2,474,000
                                                    ----------     ----------
Net interest income .............................    4,738,000      4,208,000
Provision for loan losses .......................       90,000        110,000
                                                    ----------     ----------
Net interest income after provision for
  loan losses ...................................    4,648,000      4,098,000
                                                    ----------     ----------
Noninterest income:
  Fees and service charges ......................      421,000        376,000
  Loss on call of investment securities .........         --           (4,000)
  Gain on sales of mortgage loans ...............       24,000         42,000
  Miscellaneous .................................      186,000         93,000
                                                    ----------     ----------
        Total noninterest income ................      631,000        507,000
                                                    ----------     ----------
Noninterest expenses:
  Salaries and employee benefits ................    1,808,000      1,548,000
  Occupancy, net ................................      237,000        215,000
  Equipment .....................................      270,000        182,000
  Data processing ...............................      186,000        164,000
  Advertising ...................................      124,000         64,000
  FDIC insurance premium ........................       13,000         49,000
  Amortization of intangible assets .............       50,000         61,000
  Other real estate owned expense ...............      (16,000)        13,000
  Charitable contributions ......................      165,000        163,000
  Stationery and supplies .......................      125,000        143,000
  Miscellaneous .................................      745,000        627,000
                                                    ----------     ----------
       Total noninterest expenses ...............    3,707,000      3,229,000
                                                    ----------     ----------
Income before income taxes ......................    1,572,000      1,376,000
Income taxes ....................................      497,000        425,000
                                                    ----------     ----------
Net income ......................................   $1,075,000     $  951,000
                                                    ==========     ==========

Net income per common share .....................   $     1.16     $     1.04

Dividends per common share ......................   $     0.24     $     0.21

Weighted average number of common shares
  outstanding ...................................      924,672        913,368


Per share data has been restated to reflect a 2 for 1 stock split in September, 1997




See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                          September 30,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
Interest income:
  Loans ........................................     $2,083,000    $1,749,000
  Securities held to maturity
    Taxable ....................................        181,000       186,000
    Non-taxable ................................        116,000       108,000
  Securities available for sale ................        165,000       177,000
  Other interest-earning assets ................         86,000        92,000
                                                     ----------    ----------
       Total interest income ...................      2,631,000     2,312,000
                                                     ----------    ----------
Interest expense:
  Deposits .....................................        964,000       841,000
  Borrowed money ...............................         19,000        18,000
                                                     ----------    ----------
       Total interest expense ..................        983,000       859,000
                                                     ----------    ----------
Net interest income ............................      1,648,000     1,453,000
Provision for loan losses ......................         30,000        30,000
                                                     ----------    ----------
Net interest income after provision for
  loan losses ..................................      1,618,000     1,423,000
                                                     ----------    ----------
Noninterest income:
  Fees and service charges .....................        132,000       128,000
  Gain on sales of mortgage loans ..............         12,000         9,000
  Miscellaneous ................................        123,000        53,000
                                                     ----------    ----------
        Total noninterest income ...............        267,000       190,000
                                                     ----------    ----------
Noninterest expenses:
  Salaries and employee benefits ...............        615,000       542,000
  Occupancy, net ...............................         83,000        69,000
  Equipment ....................................        106,000        55,000
  Data processing ..............................         62,000        51,000
  Advertising ..................................         50,000        31,000
  FDIC insurance premium .......................          4,000        41,000
  Amortization of intangible assets ............         14,000        21,000
  Other real estate owned expense ..............         (6,000)       (3,000)
  Charitable contributions .....................         55,000        52,000
  Stationery and supplies ......................         41,000        53,000
  Miscellaneous ................................        264,000       224,000
                                                     ----------    ----------
       Total noninterest expenses ..............      1,288,000     1,136,000
                                                     ----------    ----------
Income before income taxes .....................        597,000       477,000
Income taxes ...................................        205,000       136,000
                                                     ----------    ----------
Net income .....................................     $  392,000    $  341,000
                                                     ==========    ==========

Net income per common share ....................     $     0.42    $     0.37
                                                     ==========    ==========
 Weighted average number of common shares
  outstanding ..................................        926,641       915,748
                                                     ==========    ==========

Per share data has been restated to reflect a 2 for 1 stock split in September, 1997



See notes to unaudited consolidated financial statements.


                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    -----------
Cash flows from operating activities:
  Net income ....................................................    $ 1,075,000    $    951,000
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization of premises and equipment ..        240,000         178,000
       Loss on call of investment securities ....................           --             4,000
       Amortization of premiums and accretion of discounts, net .         39,000          43,000
       Accretion of deferred loan fees ..........................        (38,000)        (48,000)
       Provision for loan losses ................................         90,000         110,000
       Provision for losses on other real estate ................           --            20,000
       Originations of mortgage loans held for sale .............     (2,256,000)     (4,079,000)
       Proceeds from sale of mortgage loans .....................      2,326,000       4,475,000
       Gain on sale of loans ....................................        (24,000)        (42,000)
       Issuance of stock options at discount ....................         38,000            --
       Loss on sale of fixed assets .............................          2,000            --
       Deferred income tax benefit ..............................        (90,000)       (100,000)
       Amortization of intangibles ..............................         50,000          61,000
       Increase in accrued interest receivable ..................        (82,000)        (10,000)
       Decrease in other assets .................................         91,000          80,000
       Increase in other liabilities ............................        284,000         287,000
                                                                     -----------    ------------
         Net cash provided by operating activities ..............      1,745,000       1,930,000
                                                                     -----------    ------------
Cash flows from investing activities:
  Purchase of securities available for sale .....................       (250,000)     (2,298,000)
  Proceeds from maturities and principal repayments
     on securities available for sale ...........................      1,548,000         749,000
  Purchase of securities held to maturity .......................     (2,687,000)     (3,660,000)
  Proceeds from maturities and principal repayments
     on securities held to maturity .............................      2,095,000       4,041,000
  Proceeds from call on securities held to maturity .............        550,000         969,000
  Purchase of FHLB-NY stock .....................................        (59,000)       (114,000)
  Net increase in loans .........................................    (13,955,000)     (6,150,000)
  Additions to premises and equipment ...........................       (480,000)       (248,000)
                                                                     -----------    ------------
         Net cash used in investing activities ..................    (13,238,000)     (6,711,000)
                                                                     -----------    ------------
Cash flows from financing activities:
  Net increase in noninterest-bearing deposits ..................      3,000,000         263,000
  Net increase in interest-bearing deposits .....................      8,036,000       8,595,000
  Net decrease in securities sold under agreements to repurchase.       (830,000)       (158,000)
  Cash dividends paid on common stock ...........................       (221,000)       (192,000)
  Sale of common stock ..........................................        184,000         118,000
                                                                     -----------    ------------
         Net cash provided by financing activities ..............     10,169,000       8,626,000
                                                                     -----------    ------------
Net (decrease) increase in cash and cash equivalents ............     (1,324,000)      3,845,000
Cash and cash equivalents - beginning ...........................     10,955,000       7,465,000
                                                                     -----------    ------------
Cash and cash equivalents - ending ..............................    $ 9,631,000    $ 11,310,000
                                                                     ===========    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ........................    $ 2,815,000    $  1,745,000
  Cash paid during the year for income taxes ....................        550,000         285,000



See notes to unaudited consolidated financial statements.


                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      For the Period Ended September 30, 1997
                                            ---------------------------------------------------------------------

                                                                                      Net Unrealized
                                                                                        Gain on
                                                 Common Stock                           Securities
                                            ----------------------     Retained        Available for
                                               Shares       Amount      Earnings          Sale           Total
                                            -----------    -------      --------       --------------    -----
Balance -- December 31, 1996 ..........      920,505     $4,991,000   $5,395,000         $21,000      $10,407,000
Dividends paid ........................         --             --       (221,000)           --           (221,000)
Issuance of common stock ..............       10,639        184,000         --              --            184,000
Issuance of stock options at discount..         --           38,000         --              --             38,000
Net income for the nine months
    ended September 30, 1997 ..........         --             --      1,075,000            --          1,075,000
Net unrealized gain on securities
     available for sale ...............         --             --           --            37,000           37,000
                                             -------     ----------   ----------         -------      -----------
Balance -- September 30, 1997 .........      931,144     $5,213,000   $6,249,000         $58,000      $11,520,000
                                             =======     ==========   ==========         =======      ===========



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

NOTE 2. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.


               STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 1997 and December 31, 1996. In accordance with Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", securities available for sale are carried at estimated fair value.


                                                       September 30, 1997
                                     -----------------------------------------------------
                                                        Gross       Gross
                                       Amortized      Unrealized  Unrealized     Carrying
                                         Cost           Gains       Losses        Value
                                     -----------      ----------  ----------   -----------
U.S. Treasury securities .........   $ 2,961,000      $  6,000      $  --      $ 2,967,000
U.S. Government agencies .........       801,000         5,000        2,000        804,000
Mortgage-backed securities .......     6,052,000       104,000       23,000      6,133,000
Obligations of state and
  political subdivisions .........       273,000         2,000         --          275,000
                                     -----------      --------      -------    -----------
                                     $10,087,000      $117,000      $25,000    $10,179,000
                                     ===========      ========      =======    ===========




                                                       December 31, 1996
                                     -----------------------------------------------------
                                                        Gross       Gross
                                       Amortized      Unrealized  Unrealized     Carrying
                                         Cost           Gains       Losses        Value
                                     -----------      ----------  ----------   -----------
U.S. Treasury securities .........   $ 3,583,000       $ 7,000     $ 4,000     $ 3,586,000
U.S. Government agencies .........     1,052,000         4,000       7,000       1,049,000
Mortgage-backed securities .......     6,492,000        76,000      37,000       6,531,000
Obligations of state and
  political subdivisions .........       274,000          --         6,000         268,000
                                     -----------       -------     -------     -----------
                                     $11,401,000       $87,000     $54,000     $11,434,000
                                     ===========       =======     =======     ===========


NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 1997 and December 31, 1996. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                       September 30, 1997
                                     -----------------------------------------------------
                                                        Gross       Gross        Estimated
                                       Carrying       Unrealized  Unrealized       Fair
                                         Value           Gains       Losses       Value
                                     -----------      ----------  ----------   -----------
U.S. Treasury securities .........   $ 1,947,000      $  4,000       $ 1,000   $ 1,950,000
U.S. Government agencies .........     6,320,000        32,000        10,000     6,342,000
Mortgage-backed securities .......     2,221,000        80,000          --       2,301,000
Obligations of state and
  political subdivisions .........     9,534,000       129,000         3,000     9,660,000
                                     -----------      --------       -------   -----------
                                     $20,022,000      $245,000       $14,000   $20,253,000
                                     ===========      ========       ========  ===========


                                                       December 31, 1996
                                     -----------------------------------------------------
                                                        Gross       Gross        Estimated
                                       Carrying       Unrealized  Unrealized       Fair
                                         Value           Gains       Losses        Value
                                     -----------      ----------  ----------   -----------
U.S. Treasury securities .........   $ 2,193,000      $  3,000      $ 2,000    $ 2,194,000
U.S. Government agencies .........     6,356,000        24,000       31,000      6,349,000
Mortgage-backed securities .......     2,523,000        68,000        1,000      2,590,000
Obligations of state and
  political subdivisions .........     8,931,000       148,000       16,000      9,063,000
                                     -----------      --------      -------    -----------
                                     $20,003,000      $243,000      $50,000    $20,196,000
                                     ===========      ========      =======    ===========

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 5. LOANS

          The Corporation's primary market area for lending is the small and medium sized business and professional community as well as the individuals residing, working and shopping in the Bergen and Passaic counties, New Jersey area. The following table sets forth the composition of loans as of the periods indicated.

                                              September 30,        December 31,
                                                  1997                 1996
                                              -------------        ------------
Mortgage
  Residential ...............................  $19,479,000         $15,257,000
  Commercial ................................   33,447,000          26,797,000
Commercial ..................................   17,011,000          17,403,000
Equity ......................................    3,822,000           3,838,000
Installment .................................   21,969,000          18,892,000
Other .......................................      574,000             136,000
                                               -----------         -----------
        Total loans .........................   96,302,000          82,323,000
                                               ===========         ===========

Less: Deferred loan fees ....................      123,000             122,000
        Allowance for loan losses ...........    1,428,000           1,353,000
                                               -----------         -----------
                                                 1,551,000           1,475,000
                                               -----------         -----------
        Loans, net ..........................  $94,751,000         $80,848,000
                                               ===========         ===========





NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1997              1996
                                               ----------        -------------
Balance, beginning of period ................  $1,353,000         $1,177,000
Provision charged to operations .............      90,000            110,000
Recoveries of loans charged off .............       4,000             11,000
Loans charged off ...........................     (19,000)            (6,000)
                                               ----------         ----------
Balance, end of period ......................  $1,428,000         $1,292,000
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

                                               September 30,        December 31,
                                                   1997                1996
                                               -------------        ------------
Impaired loans
  With related allowance for loan loss ........    $40,000           $774,921
  Without related allowance for loan loss .....      4,000                --
                                                   -------           --------
Total impaired loans ..........................    $44,000           $774,921
                                                   -------           --------
Related allowance for loan losses .............    $40,000           $155,742
                                                   =======           ========

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 8. NET INCOME PER SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Per share data has been restated to reflect a 2 for 1 stock split completed in September, 1997. Common stock equivalents are not included in the calculation due to immateriality.

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

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior period EPS data presented shall be restated

(including interim financial statements summaries of earnings and selected financial date) to conform with SFAS No. 128. Management does not believe that the adoption of SFAS No. 128 will have a significant effect on the Corporation's EPS calculation.

     FASB Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                        STEWARDSHIP FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $11.6 million, or 9.02%, from $128.6 million at December 31, 1996 to $140.2 million at September 30, 1997. The increase in assets reflects, among other things, increases in net loans of $13.9 million, partially offset by a $1.8 million decrease in federal funds sold and a $1.3 million decrease in securities available for sale. The composition of the loan portfolio is basically unchanged at September 30, 1997 when compared with the portfolio at December 31, 1996.

Total deposits increased $11.0 million, or 9.5%, to $126.9 million at September 30, 1997 from $115.8 million at December 31, 1996. Interest-bearing deposits increased $8.0 million, or 8.9%, to $98.7 million at September 30, 1997, and noninterest-bearing deposits, increased $3.0 million, or 11.9%, to $28.1 million at September 30, 1997. The increase in noninterest-bearing deposits resulted primarily from a general increase in balances being maintained in existing accounts, the popularity of the Corporation's century checking account, which offers service charge free checking through the year 2000, and increased activity with the Corporation's business advantage account which offers free checking to low maintenance business accounts. The increase in interest-bearing deposits resulted from the popularity of the Corporation's new Premier Growth Account. This is a new money market product designed to be competitive with brokerage money market accounts. It is designed for the larger balance customer and offers tiered rates based on the balance maintained within the account. It is anticipated that this product will continue to bring in both new customers and new money from existing customers looking for higher yields on investments.

The Corporation's primary focus during the past nine months was to begin to implement a plan to install Automated Teller Machines (ATM) at each of its branch locations and to open two new branch locations in Waldwick and Ridgewood, Bergen County, New Jersey, bringing the Corporation's total number of offices to five. The Corporation has successfully installed ATM machines at three branch locations and provides both customers and noncustomers with convenient access to banking 24 hours a day with no fees. The Waldwick branch held its grand opening celebration on May 16, 1997 and has shown strong core deposit growth. The Ridgewood branch is scheduled to open on November 13, 1997.

The Corporation entered into a joint venture with Diversified Tax Shelters, Inc., a division of the Turner Group, to offer Deferred Annuities, Long Term Care Insurance, and Life Insurance. The Corporation will receive commissions for all contracts sold at the branches. The Corporation also introduced a Discount Brokerage Service Program offered through U.S. Clearing Corp. It is anticipated that these offerings will provide the Corporation with additional noninterest income and continue to provide a full service and wide mix of products to our existing and potential customers.

The Corporation is also beginning to install a telephone banking product which is anticipated to be available to customers in the fourth quarter of 1997. This product is being made available to customers to provide them the flexibility of making loan payments, transferring funds between existing accounts, and providing account balance and history inquiry twenty four hours a day. It is currently being tested by the Corporation's employee base and marketing is being developed.

In September, 1997 the Corporation issued a two for one stock split to its shareholders. All pertinent data has been restated. In addition, a market maker was selected for the stock to establish a stronger market for the stock. The Corporation is now listed on the NASDAQ Bulletin Board. In September 1997, the Corporation also issued stock options to the nonemployee members of the board of directors under a plan approved by the shareholders in April, 1995. There were 4,090 shares issued to each director to be exercised by August 19, 2002 at $17.58 per share. This represented a 5% discount from the market price at grant date and resulted in a $38,000 expense.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997

General

The Corporation reported net income of $1.1 million, or $1.16 per share for the nine months ended September 30, 1997 compared to $1.0 million, or $1.04 per share for the same period in 1996. The $124,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $530,000, or 12.6%, for the nine months ended September 30, 1997 as compared with the corresponding period in 1996. The increase was primarily due to an increase in average net interest-earning assets.

Total interest income increased $811,000, or 12.1%, primarily due to an increase in the average volume of interest-earning assets. The average balance of interest-earning assets increased $13.6 million, or 12.2%, from $111.4 million for the nine months ended September 30, 1996 to $125.0 million for the same period in 1997, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $12.4 million to an average $88.5 million for the nine months ended September 30, 1997, from an average $76.1 million for the comparable period in 1996.

Interest paid on deposits and borrowed money increased $281,000, or 11.4%, due primarily to an increase in the average volume of total interest-bearing deposits as yields remained relatively steady. The average balance of total interest-bearing deposits increased to $93.2 million for the nine months ended September 30, 1997 from $84.5 million for the comparable 1996 period, primarily as a result of the Corporation's expanding customer base.

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

The provision charged to operations totaled $90,000 and $110,000 during the nine months ended September 30, 1997 and 1996, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $124,000, or 24.4%, to $631,000 during the nine months ended September 30, 1997 when compared with $507,000 during the 1996 period. Contributing to this increase was a $102,000 federal tax refund received for the years ended 1994, 1995, and 1996 and a $45,000 increase in deposit-related fees and service charges caused by an increased deposit base, offset by a decrease of $18,000 in gain on sales of mortgage loans due primarily to the decrease in the volume of loans sold during the first half of 1997 compared to the similar period in 1996. The Corporation continues to originate mortgage loans for sale to investors.

Noninterest expenses

Noninterest expenses increased by approximately $478,000, or 14.8%, to $3.7 million for the nine months ended September 30, 1997, compared to $3.2 million for the same 1996 period. Salaries and employee benefits, the major component of noninterest expenses, increased $260,000, or 16.8%, during the nine months ended September 30, 1997. This increase was due primarily to additions to staff in the operations area, new business development and the new Waldwick branch and general increases for merit and performance. Data processing and equipment expense increased $110,000, or 31.8%, due to computer system enhancements installed during the second quarter of 1996, the ATM network installation in the second quarter of 1997, and the new branch expansion. Increases in advertising of $60,000 resulted primarily from the marketing costs of new products and the opening of the new Waldwick branch. Partially offsetting these expenses, other real estate expense decreased $29,000 as the first quarter of 1996 contained an additional $20,000 expense to an established valuation reserve to reduce the carrying value of the other real estate property.

Income taxes

Income tax expense totaled $497,000 and $425,000 during the nine months ended September 30, 1997 and 1996, respectively.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997

General

The Corporation reported net income of $392,000, or $.42 per share for the three months ended September 30, 1997 compared to $341,000 or $.37 per share for the same period in 1996. The $51,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $195,000, or 13.4%, for the three months ended September 30, 1997 as compared with the corresponding period in 1996. The increase was primarily due to an increase in average net interest-earning assets.

Total interest income increased $319,000, or 13.8%, primarily due to an increase in the average volume of interest-earning assets. The average balance of interest-earning assets increased $15.8 million, or 13.8%, from $115.2 million for the three months ended September 30, 1996 to $131.0 million for the same period in 1997, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $16.1 million to an average $94.1 million for the three months ended September 30, 1997, from an average $78.0 million for the comparable period in 1996.

Interest paid on deposits and borrowed money increased $124,000, or 14.4%, due primarily to an increase in the average volume of total interest-bearing deposits and to higher rates paid on the new money market product. The average balance of total interest-bearing deposits increased to $98.1 million for the three months ended September 30, 1997 from $87.4 million for the comparable 1996 period, primarily as a result of the Corporation's expanding customer base.

Provision for loan losses

The provision charged to operations totaled $30,000 during each of the three months ended September 30, 1997 and 1996. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased by $77,000, or 40.5%, to $267,000 during the three months ended September 30, 1997 when compared with $190,000 during the 1996 period. Contributing to this increase was a $102,000 credit to miscellaneous income for a refund on tax amendments filed for the years ended 1994, 1995, and 1996.

Noninterest expenses

Noninterest expenses increased by approximately $152,000, or 13.4%, to $1.3 million for the three months ended September 30, 1997, compared to $1.1 million for the same 1996 period. Salaries and employee benefits, the major component of noninterest expenses, increased $73,000, or 13.5%, during the three months ended September 30, 1997. This increase was due primarily to additions to staff in the new business development department and the new Waldwick branch and general increases for merit and performance. Data processing and equipment expenses increased $62,000, or 58.5%, due to the increased cost of maintaining the computer system enhancements installed in 1996 and the ATM network installed during the first half of 1997. With the establishment of the Waldwick office, net occupancy expense increased $14,000, or 20.2%. Increases in advertising totaling $19,000 resulted primarily from the marketing costs of new products and the opening of the new Waldwick branch.

Income taxes

Income tax expense totaled $205,000 and $136,000 during the three months ended September 30, 1997 and 1996, respectively.

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


                                                                      09/30/97         06/30/97          03/31/97          12/31/96
                                                                      --------         --------          --------          --------
                                                                                         (Dollars in Thousands)
Nonaccrual loans(1) ........................................           $   40            $   40            $   40            $   95
Loans past due 90 days or more(2) ..........................                5               532               540               550
Restructured loans .........................................              701               246               253               261
                                                                       ------            ------            ------            ------
     Total nonperforming loans .............................              746               818               833               906
Other real estate owned ....................................              229               229               229               229
                                                                       ------            ------            ------            ------
     Total nonperforming assets ............................           $  975            $1,047            $1,062            $1,135
                                                                       ======            ======            ======            ======
Allowance for loan losses ..................................           $1,428            $1,398            $1,372            $1,353
                                                                       ======            ======            ======            ======
Nonaccrual loans to total loans ............................             0.04%             0.04%             0.05%             0.12%
Nonperforming loans to total loans .........................              .77%              .90%              .99%             1.10%
Nonperforming loans to total assets ........................              .53%              .59%              .65%              .70%
Nonperforming assets to total assets .......................              .70%              .75%              .82%              .88%
Allowance for loan losses to total loans ...................             1.48%             1.54%             1.63%             1.64%
Allowance for loan losses to non-performing loans .........           191.49%           170.90%           164.74%           149.27%


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

There were no loans at September 30, 1997, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $1.3 million during the first nine months of 1997, as financing activities and operating activities provided $10.2 million and $1.7 million, respectively, offset by investing activities using $13.2 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 1997 the Bank's capital ratios were as follows:

                                       Required         Actual         Excess
                                       --------         ------         ------
Risk-based Capital
  Tier 1 .............................   4.00%          12.03%          8.03%
  Total ..............................   8.00%          13.28%          5.28%
Leverage Ratio .......................   3.00%           7.88%          4.88%

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

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8K

          (a) Exhibits
               Exhibit 27 - Financial Data Schedule

          (b) Reports
               Form 8-K filed August 20, 1997

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        STEWARDSHIP FINANCIAL CORPORATION



DATE: November 13, 1997                  BY: /s/ PAUL VAN OSTENBRIDGE
      -----------------                      ----------------------------------
                                                Paul Van Ostenbridge
                                                President and Chief Executive
                                                  Officer


DATE: November 13, 1997                  BY: /s/ JULIE E. HOLLAND
      -----------------                     -----------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer