Form 10KSB
period 1997-12-31
STEWARDSHIP FINANCIAL CORP
filed 1998-03-31
CIK 1023860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   ----------
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO_____________

                                   ----------

                         COMMISSION FILE NUMBER 0-21855

                        STEWARDSHIP FINANCIAL CORPORATION
           (Name of small business issuer as specified in its charter)

              NEW JERSEY                              22-3351447
     (State of other jurisdiction        (I.R.S. employer identification no.)
   of incorporation or organization)

  630 GODWIN AVENUE, MIDLAND PARK, NJ                    07432
(Address of principal executive offices)              (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (201) 444-7100

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

            SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

                               TITLE OF EACH CLASS

                               TITLE OF EACH CLASS

     INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER, AS OF MARCH 19, 1998 WAS $21,969,868.

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MARCH 19, 1998 WAS 934,888.

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, THE ISSUER HAD TOTAL REVENUES OF $11,008,000.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 6       Management's Discussion              Registrant's Annual Report to
             and Analysis or Plan of              Shareholders under the caption
             Operation                            "Management's Discussion and
                                                  Analysis of Financial
                                                  Condition and Results of
                                                  Operations"

Item 7       Financial Statements                 Registrant's Annual Report to
                                                  Shareholders under the caption
                                                  "Consolidated Statements of
                                                  Financial Condition"

Item 9       Directors and Executive              Proxy Statement for 1998
             Officers of the Company;             Annual Meeting of Shareholders
             Compliance with Section              under the captions "Proposal I
             16(a) of the Exchange Act            Election of Directors" and
                                                  "Compliance with Section 16(a)
                                                  of the Securities Exchange Act
                                                  of 1934" to be filed no later
                                                  than April 30, 1998

Item 10      Executive Compensation               Proxy Statement for 1998
                                                  Annual Meeting of Shareholders
                                                  under the caption
                                                  "Compensation Committee Report
                                                  on Executive Compensation," to
                                                  be filed no later than April
                                                  30, 1998

Item 11      Security Ownership of                Proxy Statement for 1998
             Certain Beneficial Owners            Annual Meeting of Shareholders
             and Management                       under the caption "Stock
                                                  Ownership of Management and
                                                  Principal Stockholders," to be
                                                  filed no later than April 30,
                                                  1998

Item 12      Certain Relationships and            Proxy Statement for 1998
             Related Transactions                 Annual Meeting of Shareholders
                                                  under the caption "Interest of
                                                  Management and Others in
                                                  Certain Transactions," to be
                                                  filed no later than April 30,
                                                  1998

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Stewardship Financial Corporation (the "Corporation" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January, 1995 to serve as a holding company for Atlantic Stewardship Bank (the "Bank"). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended, (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Corporation for each outstanding share of the common stock of the Bank. The only significant activity of the Corporation is ownership and supervision of the Bank. The Corporation's main office is located at 630 Godwin Avenue, Midland Park, Bergen County, New Jersey 07432.

     The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its four branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, and 87 Berdan Avenue, Wayne, New Jersey. The Bank operates ATM machines at its Midland Park, Waldwick, and Wayne branches and it anticipates installing machines at the Hawthorne and Ridgewood branches in 1998. The Bank is also in the process of implementing a Telephone Banking System, to be introduced in the second quarter of 1998, which will enable customers to access account information 24 hours a day, 7 days a week.

     The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432, and the telephone number is (201) 444-7100.

BUSINESS OF THE CORPORATION

     The Corporation's primary business is the ownership and supervision of the Bank. The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Corporation structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its Bergen and Passaic County, New Jersey trade area. The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. Stewardship Investment Corp. is a wholly-owned nonbank subsidiary of the Bank, whose primary business is to own and manage the Bank's investment portfolio.

     In addition, in forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders. This vision has been reflected in the Bank's tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian and local charities.

SERVICE AREA

     The Corporation's service area primarily consists of the Bergen and Passaic County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and four branch offices in Hawthorne, Ridgewood, Waldwick, and Wayne, New Jersey.

COMPETITION

     The Corporation operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Corporation. Many large financial institutions in New York City and other parts of New Jersey and Pennsylvania compete for the business of New Jersey residents located in the Corporation's service area. Certain of these institutions have significantly higher lending limits than the Corporation and provide services to their customers which the Corporation does not offer.

     Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Corporation's service area, customers and business.

EMPLOYEES

     At December 31, 1997, the Corporation employed 54 full-time employees and 31 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extremely regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

BANK HOLDING COMPANY REGULATION

     General. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to the regulation and supervision of the FRB. The Corporation is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Corporation's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

     Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from(i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighing. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally concellable commitments have a 0% risk-weighing.

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

BANK REGULATION

     As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As a FDIC-insured institution, the Bank is subject to regulation, supervision and control by the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

     Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based assessment system for all insured depository institutions. Under this system, the FDIC has established an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and(iii) the revenue needs of the insurance fund. In compliance with this mandate, FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulatory. Under the matrix as currently in effect, the assessment rate ranges from 0 to 31 basis points of assessed deposits.

     Dividend Rights. Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

     Recent Legislation. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act will lead to equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and will also separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, BIF-insured institutions like the Bank will be required to pay a portion of the obligations owed under the FICO bonds. SAIF institutions will be required to pay 6.4 basis points on assessed deposits while BIF institutions will only be required to pay
1.3 basis points on assessed deposits. This disparity will stay in effect until such time as the Federal thrift and commercial bank charters are merged and the deposit insurance funds are thereafter merged. Under the Deposit Act, this may occur by January 1, 1999. At that time, all federally insured institutions should have the same total FDIC assessment.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based holding companies.

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

     In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation has enhanced competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

ITEM 2. DESCRIPTION OF PROPERTY

     The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, and its four branch offices. The following table sets forth certain information regarding the Corporation's properties as of December 31, 1997.

                                             LEASED           DATE OF LEASE
           LOCATION                         OR OWNED           EXPIRATION
           --------                         --------           ----------
       630 Godwin Avenue
       Midland Park, NJ ..................    Owned                --

       386 Lafayette Avenue
       Hawthorne, NJ .....................    Owned                --

       190 Franklin Avenue
       Ridgewood, NJ .....................   Leased             10/31/07

       30 Franklin Turnpike
       Waldwick, NJ ......................   Leased             03/31/02

       87 Berdan Avenue
       Wayne, NJ .........................   Leased             08/31/99

ITEM 3. LEGAL PROCEEDINGS

     The Corporation and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Corporation or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Corporation or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Although the Corporation is now listed on the NASDAQ Bulletin Board with the symbol SSFN, limited quotations have been available. As of December 31, 1997, there were approximately 651 holders of record of Common Stock.

     The Corporation may pay dividends as declared from time to time by the Corporation's Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Corporation's main source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Corporation's ability to pay dividends. Under the Banking Act, no cash dividend may be paid by the Bank unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatorily imposed minimums.

     During fiscal 1997, the Corporation paid semi-annual cash dividends of $0.12 per share for an annual dividend payout ratio of 15.16%. During fiscal 1996, the Corporation paid semi-annual cash dividends of $0.11 per share for an annual dividend payout ratio of 14.56%.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders under the caption "Proposal I Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1998.

     The following table sets forth information about each significant employee of the Corporation who is not also a director.

                                                      PRINCIPAL OCCUPATION
NAME, AGE AND POSITION       OFFICER SINCE (1)      DURING PAST FIVE YEARS
----------------------       -----------------      ----------------------
Julie E. Holland, 38, .......    1997               Vice President, Accounting
Vice President                                      Atlantic Stewardship Bank
                                                    April, 1997
                                                    Assistant Vice President,
                                                    Accounting
                                                    Atlantic Stewardship Bank
                                                    March, 1995
                                                    Assistant Controller,
                                                    Accounting,
                                                    Atlantic Stewardship Bank
                                                    May, 1994
                                                    Vice President, Accounting
                                                    Ramapo Financial
                                                    Corporation
                                                    December, 1990

M. Bernard Joustra, 61, .....    1991               Vice President,
Vice President                                      Commercial Lending,
                                                    Atlantic Stewardship Bank
----------

(1)  Includes prior service as an officer of the Bank.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders under the caption "Executive Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Stockholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
3(i)      Certificate of Incorporation of the Corporation (1)

3(ii)     Bylaws of the Corporation (1)

10(i)     1995 Incentive Stock Option Plan (1)

10(ii)    1995 Stock Option Plan for Non-Employee Directors (1)

10(iii)   1995 Employee Stock Purchase Plan (2)

10(iv)    Stock Bonus Plan (2)

10(v)     Stewardship Financial Corporation Dividend Reinvestment Plan (3)

10(vi)    Stewardship Financial Corporation Director Stock Plan (4)

13        Annual Report to Shareholders for the year ended December 31, 1997

21        Subsidiaries of the Registrant (1)

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

----------

(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Corporation's Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.


(2) Incorporated by reference from Exhibits 4(a) to 23(b) from the Corporation's Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.


(3) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

     (b) Reports on Form 8-K

          None.

                        STEWARDSHIP FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

3(i)          Certificate of Incorporation of the Corporation (1)

3(ii)         Bylaws of the Corporation (1)

10(i)         1995 Incentive Stock Option Plan (1)

10(ii)        1995 Stock Option Plan for Non-Employee Directors (1)

10(iii)       1995 Employee Stock Purchase Plan (2)

10(iv)        Stock Bonus Plan (2)

10(v)         Stewardship Financial Corporation Dividend Reinvestment Plan (3)

10 (vi)       Stewardship Financial Corporation Director Stock Plan (4)

13            Annual Report to Shareholders for the year ended December 31, 1997

21            Subsidiaries of the Registrant (1)

23            Consent of KPMG Peat Marwick LLP

27            Financial Data Schedule

----------

(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Corporation's Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(2) Incorporated by reference from Exhibits 4(a) to 23(b) from the Corporation's Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(3) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STEWARDSHIP FINANCIAL CORPORATION

                                       By: /s/ PAUL VAN OSTENBRIDGE
                                           ------------------------------
                                                   Paul Van Ostenbridge
                                                   Chief Executive Officer
                                                   Dated: March 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                    TITLE                        DATE
                ----                    -----                        ----

/s/ PAUL VAN OSTENBRIDGE        Chief Executive Officer          March 28, 1998
----------------------------
    Paul Van Ostenbridge


/s/ JULIE E. HOLLAND            Principal Financial Officer and
----------------------------    Principal Accounting Officer     March 28, 1998
    Julie E. Holland


/s/ WILLIAM ALMROTH             Director                         March 28, 1998
----------------------------
    William Almroth


/s/ HAROLD DYER                 Director                         March 28, 1998
----------------------------
    Harold Dyer


/s/ EDWARD FYLSTRA              Secretary and Director           March 28, 1998
----------------------------
    Edward Fylstra


/s/ WILLIAM HANSE               Director                         March 28, 1998
----------------------------
    William Hanse


/s/ MARGO LANE                  Director                         March 28, 1998
----------------------------
   Margo Lane


/s/ ARIE LEEGWATER              Chairman of the Board            March 28, 1998
----------------------------    and Director
    Arie Leegwater


/s/ JOHN L. STEEN               Vice Chairman of the Board       March 28, 1998
----------------------------    and Director
    John L. Steen


/s/ WILLIAM J. VANDEREEMS       Director                         March 28, 1998
----------------------------
    William J. VanderEems


10