Form 10QSB
period 1998-03-31
STEWARDSHIP FINANCIAL CORP
filed 1998-05-15
CIK 1023860

================================================================================

                                   FORM 10-QSB


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of May 4, 1998, was 984,315, restated for a 5% stock dividend payable June 1, 1998 to stockholders of record on May 20, 1998.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I  --  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  --  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
           at March 31, 1998 and December 31, 1997 (Unaudited) ......    1

         Consolidated Statements of Income for the Three
           Months ended March 31, 1998 and 1997 (Unaudited) .........    2

         Consolidated Statements of Cash Flows for the Three
           Months ended March 31, 1998 and 1997 (Unaudited) .........    3

         Consolidated Statement of Changes in Stockholders'
           Equity for the Three Months ended
           March 31, 1998 (Unaudited) ...............................    4

         Notes to Consolidated Financial Statements (Unaudited) .....   5-10

ITEM II -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS .............................................  11-15

ITEM III -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK............................................   15

PART II -- OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................   16

SIGNATURES ..........................................................   17


                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1998           1997
                                                                 ------------   ------------
ASSETS

Cash and due from banks                                          $  6,529,000   $  4,348,000
Commercial paper and interest-bearing due from banks                3,094,000      3,099,000
Federal funds sold                                                  7,650,000      5,225,000
                                                                 ------------   ------------
       Cash and cash equivalents                                   17,273,000     12,672,000


Securities available for sale                                      13,666,000     11,047,000
Securities held to maturity; estimated fair value
    of $ 20,044,000 (1998) and $20,535,000 (1997)                  19,802,000     20,282,000
FHLB-NY stock, at cost                                                557,000        510,000
Loans, net of allowance for loan losses of
    of $ 1,492,000 (1998) and $1,462,000 (1997)                   102,432,000     99,205,000
Mortgage loans held for sale                                          553,000        756,000
Premises and equipment, net                                         2,645,000      2,724,000
Accrued interest receivable                                         1,040,000      1,029,000
Intangible assets, net of accumulated amortization of
    $238,000 (1998) and $222,000 (1997)                               512,000        528,000
Other real estate owned, net                                            --           229,000
Other assets                                                        1,193,000        750,000
                                                                 ------------   ------------
       Total assets                                              $159,673,000   $149,732,000
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                          $ 31,205,000   $ 29,428,000
    Interest-bearing                                              114,466,000    106,787,000
                                                                 ------------   ------------
        Total deposits                                            145,671,000    136,215,000

Securities sold under agreements to repurchase                        533,000        533,000
Accrued expenses and other liabilities                              1,173,000      1,058,000
                                                                 ------------   ------------
        Total liabilities                                         147,377,000    137,806,000
                                                                 ------------   ------------
Commitments and contingencies                                            --             --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     981,947 and 931,888 shares issued outstanding at
     March 31, 1998 and December 31, 1997, respectively             6,441,000      5,229,000
Retained earnings                                                   5,806,000      6,637,000
Accumulated other comprehensive income:
     Net unrealized gain on securities available for sale              49,000         60,000
                                                                 ------------   ------------
        Total stockholders' equity                                 12,296,000     11,926,000
                                                                 ------------   ------------
        Total liabilities and stockholders' equity               $159,673,000   $149,732,000
                                                                 ============   ============

           See notes to unaudited consolidated financial statements.



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -------------------------
                                                                      1998           1997
                                                                   ----------     ----------
Interest income:
     Loans                                                         $2,245,000     $1,829,000
     Securities held to maturity
       Taxable                                                        207,000        179,000
       Non-taxable                                                     99,000        115,000
     Securities available for sale                                    188,000        181,000
     Other interest-earning assets                                    126,000         57,000
                                                                   ----------     ----------
          Total interest income                                     2,865,000      2,361,000
                                                                   ----------     ----------
Interest expense:
     Deposits                                                       1,100,000        838,000
     Borrowed money                                                     7,000         21,000
                                                                   ----------     ----------
          Total interest expense                                    1,107,000        859,000
                                                                   ----------     ----------
Net interest income before provision for loan losses                1,758,000      1,502,000
Provision for loan losses                                              40,000         30,000
                                                                   ----------     ----------
Net interest income after provision for loan losses                 1,718,000      1,472,000
                                                                   ----------     ----------
Noninterest income:
     Fees and service charges                                         155,000        146,000
     Gain on sales of mortgage loans                                   25,000          5,000
     Miscellaneous                                                     35,000         17,000
                                                                   ----------     ----------
           Total noninterest income                                   215,000        168,000
                                                                   ----------     ----------
Noninterest expenses:
     Salaries and employee benefits                                   679,000        574,000
     Occupancy, net                                                    96,000         72,000
     Equipment                                                         99,000         63,000
     Data processing                                                   78,000         64,000
     Advertising                                                       27,000         27,000
     FDIC insurance premium                                             5,000          4,000
     Amortization of intangible assets                                 16,000         18,000
     Other real estate owned expense                                  (30,000)        (4,000)
     Charitable contributions                                          54,000         56,000
     Stationery and supplies                                           44,000         42,000
     Miscellaneous                                                    299,000        244,000
                                                                   ----------     ----------
          Total noninterest expenses                                1,367,000      1,160,000
                                                                   ----------     ----------
Income before income tax expense                                      566,000        480,000
Income tax expense                                                    184,000        143,000
                                                                   ----------     ----------
Net income                                                         $  382,000     $  337,000
                                                                   ==========     ==========

Basic earnings per share                                                $0.39          $0.35
                                                                   ==========     ==========
Diluted earnings per share                                              $0.39          $0.35
                                                                   ==========     ==========
Weighted average number of common shares outstanding                  980,730        968,075
                                                                   ==========     ==========
Weighted average number of diluted common
     shares outstanding                                               987,933        968,075
                                                                   ==========     ==========

Per share data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend payable June 1, 1998 to shareholders of record on May 20, 1998.

           See notes to unaudited consolidated financial statements.



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ---------------------------
                                                                              1998            1997
                                                                           -----------     -----------
Cash flows from operating activities:
     Net income                                                            $   382,000     $   337,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization of premises and equipment               96,000          61,000
          Amortization of premiums and accretion of discounts, net              15,000          13,000
          Accretion of deferred loan fees                                      (14,000)        (13,000)
          Provision for loan losses                                             40,000          30,000
          Originations of mortgage loans held for sale                      (1,999,000)       (347,000)
          Proceeds from sale of mortgage loans                               2,227,000         589,000
          Gain on sale of mortgage loans                                       (25,000)         (5,000)
          Loss on sale of fixed assets                                            --             2,000
          Deferred income tax benefit                                          (13,000)        (67,000)
          Amortization of intangibles                                           16,000          18,000
          Increase in accrued interest receivable                              (11,000)        (64,000)
          Increase (decrease) in other assets                                 (423,000)        129,000
          Increase in other liabilities                                        115,000         238,000
                                                                           -----------     -----------
             Net cash provided by operating activities                         406,000         921,000
                                                                           -----------     -----------
Cash flows from investing activities:
     Purchase of securities available for sale                              (3,442,000)       (250,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                       797,000         266,000
     Purchase of securities held to maturity                                (1,685,000)       (486,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                       1,658,000         100,000
     Proceeds from call on securities held to maturity                         500,000            --
     Purchase of FHLB-NY stock                                                 (47,000)        (59,000)
     Net increase in loans                                                  (3,253,000)     (2,115,000)
     Sale of other real estate owned                                           229,000            --
     Additions to premises and equipment                                       (17,000)        (90,000)
                                                                           -----------     -----------
     Net cash used in investing activities                                  (5,260,000)     (2,634,000)
                                                                           -----------     -----------
Cash flows from financing activities:
     Net increase decrease in noninterest-bearing deposits                   1,777,000        (411,000)
     Net increase in interest-bearing deposits                               7,679,000          89,000
     Net increase in securities sold under agreements to repurchase               --           251,000
     Cash dividends paid on common stock                                       (65,000)       (111,000)
     Common stock issued under stock plans                                      64,000          89,000
                                                                           -----------     -----------
     Net cash provided by (used in) financing activities                     9,455,000         (93,000)
                                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents                         4,601,000      (1,806,000)
Cash and cash equivalents - beginning                                       12,672,000      10,955,000
                                                                           -----------     -----------
Cash and cash equivalents - ending                                         $17,273,000     $ 9,149,000
                                                                           ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                $ 1,146,000     $   935,000
     Cash paid during the year for income taxes                                 10,000          25,000

           See notes to unaudited consolidated financial statements.



                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      FOR THE PERIOD ENDED MARCH 31, 1998
                                          -------------------------------------------------------------
                                                                                ACCUMULATED
                                                                                  OTHER
                                              COMMON STOCK          RETAINED   COMPREHENSIVE
                                           SHARES      AMOUNT       EARNINGS      INCOME         TOTAL
                                          -------    ----------    ----------  -------------   ----------
Balance -- December 31, 1997              931,888    $5,229,000    $6,637,000    $ 60,000     $11,926,000
Dividends Paid                               --            --         (65,000)       --           (65,000)
Common Stock issued under stock plans       3,187        64,000           --         --            64,000
Net income for the three months
    ended March 31, 1998                     --            --         382,000        --           382,000
Unrealized gain (loss) on securities
    available for sale, net of tax           --            --             --      (11,000)        (11,000)
                                          -------    ----------    ----------  -------------   ----------
          Total comprehensive income,
               net of tax                    --            --             --         --           371,000
Common Stock issued 5% stock dividend
    record date May 20, 1998, payable
    date June 1, 1998                      46,872     1,148,000    (1,148,000)                          0
                                          -------    ----------    ----------    --------     -----------
Balance -- March 31, 1998                 981,947    $6,441,000    $5,806,000    $ 49,000     $12,296,000
                                          =======    ==========    ==========    ========     ===========

Data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend payable June 1, 1998 to shareholders of record on May 20, 1998

           See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 1998 and December 31, 1997. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                        March 31, 1998
                                         ---------------------------------------------------
                                                          Gross         Gross
                                          Amortized    Unrealized    Unrealized    Carrying
                                             Cost         Gains        Losses        Value
                                         -----------   ----------    ----------   ----------
    U.S. Treasury securities             $ 3,459,000    $ 25,000      $   --     $ 3,484,000
    U.S. Government agencies               3,449,000       7,000       19,000      3,437,000
    Obligations of state and political
      subdivisions                           272,000       5,000          --         277,000
    Mortgage-backed securities             6,407,000      84,000       23,000      6,468,000
                                         -----------    --------      -------    -----------
                                         $13,587,000    $121,000      $42,000    $13,666,000
                                         ===========    ========      =======    ===========



                                                          December 31, 1997
                                         -----------------------------------------------------
                                                           Gross         Gross
                                          Amortized      Unrealized    Unrealized    Carrying
                                            Cost           Gains         Losses        Value
                                         -----------     -----------    ----------   ---------
    U.S. Treasury securities             $ 2,961,000     $  16,000     $   --      $ 2,977,000
    U.S. Government agencies               1,451,000         5,000       2,000       1,454,000
    Obligations of state and political
       subdivisions                          272,000         3,000         --          275,000
    Mortgage-backed securities             6,267,000        97,000      23,000       6,341,000
                                         -----------     ---------     -------     -----------
                                         $10,951,000     $ 121,000     $25,000     $11,047,000
                                         ===========     =========     =======     ===========


NOTE 4. SECURITIES HELD TO MATURITY

          The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 1998 and December 31, 1997. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                            March 31, 1998
                                         -----------------------------------------------------
                                                          Gross          Gross       Estimated
                                           Carrying     Unrealized     Unrealized      Fair
                                             Value        Gains          Losses        Value
                                         -----------    ----------     ----------  -----------
    U.S. Treasury securities             $ 1,450,000     $   7,000     $   --      $ 1,457,000
    U.S. Government agencies               8,420,000        46,000       7,000       8,459,000
    Obligations of state and political
      subdivisions                         7,922,000       139,000         --        8,061,000
    Mortgage-backed securities             2,010,000        57,000         --        2,067,000
                                         -----------     ---------     -------     -----------
                                         $19,802,000     $ 249,000     $ 7,000     $20,044,000
                                         ===========     =========     =======     ===========


                                                           December 31, 1997
                                         -----------------------------------------------------
                                                           Gross         Gross       Estimated
                                          Carrying       Unrealized    Unrealized      Fair
                                            Value          Gains         Losses        Value
                                         -----------     ----------    ----------  -----------
    U.S. Treasury securities             $ 1,948,000     $   5,000     $   --      $ 1,953,000
    U.S. Government agencies               7,736,000        48,000       7,000       7,777,000
    Obligations of state and political
         subdivisions                      8,479,000       132,000       1,000       8,610,000
    Mortgage-backed securities             2,119,000        76,000         --        2,195,000
                                         -----------     ---------     -------     -----------
                                         $20,282,000     $ 261,000     $ 8,000     $20,535,000
                                         ===========     =========     =======     ===========


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

                                                March 31,           December 31,
                                                  1998                 1997
                                              ------------         ------------
Mortgage
     Residential                              $ 20,527,000         $ 20,305,000
     Commercial                                 35,460,000           35,035,000
Commercial                                      19,770,000           17,826,000
Equity                                           3,523,000            3,551,000
Installment                                     24,726,000           23,659,000
Other                                               40,000              414,000
                                              ------------         ------------
        Total loans                            104,046,000          100,790,000
                                              ------------         ------------
Less:  Deferred loan fees                          122,000              123,000
          Allowance for loan losses              1,492,000            1,462,000
                                              ------------         ------------
                                                 1,614,000            1,585,000
                                              ------------         ------------
        Loans, net                            $102,432,000         $ 99,205,000
                                              ============         ============




NOTE 6.  ALLOWANCE FOR LOAN LOSSES

                                               Three Months Ended March 31,
                                                  1998              1997
                                              ------------      ------------
Balance, beginning of period                  $  1,462,000      $  1,353,000
Provision charged to operations                     40,000            30,000
Recoveries of loans charged off                       --               1,000
Loans charged off                                  (10,000)          (11,000)
                                              ------------      ------------
Balance, end of period                        $  1,492,000      $  1,373,000
                                              ============      ============

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

                                                March 31,        December 31,
                                                  1998              1997
                                              ------------      ------------
 Impaired loans
    With related allowance for loan losses    $       --        $     40,000
    Without related allowance for loan
      losses                                        12,000             4,000
                                              ------------      ------------
Total impaired loans                          $     12,000      $     44,000
                                              ============      ============
Related allowance for loan losses             $       --        $     40,000
                                              ============     =============

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 8. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 7,203 shares at March 31, 1998. There were no dilutive securities outstanding at March 31, 1997.

All share and per share amounts have been restated to reflect the 2 for 1 stock split issued in September, 1997 and a 5% stock dividend declared on May 12, 1998 and payable June 1, 1998 to shareholders of record on May 20, 1998.

NOTE 9. COMPREHENSIVE INCOME

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130 for interim period reporting, the Corporation's total comprehensive income for the three months ended March 31, 1998 and 1997 was $371,000 and $319,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 132, "Employer's Disclosure Account Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post retirement benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain required disclosures for nonpublic entities.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. As SFAS No. 132 affects disclosure requirements only, it is not expected to have an impact on the consolidated financial statements of the Corporation.

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $9.9 million, or 6.6%, from $149.7 million at December 31, 1997 to $159.7 million at March 31, 1998. The increase in assets reflects, among other things, increases in net loans of $3.2 million, securities available for sale of $2.6 million and federal funds sold of $2.4 million. The composition of the loan portfolio is basically unchanged at March 31, 1998 when compared with the portfolio at December 31, 1997.

Total deposits increased $9.5 million, or 6.9%, to $145.7 million at March 31, 1998 from $136.2 million at December 31, 1997. Interest-bearing deposits increased $7.7 million, or 7.2%, to $114.5 million at March 31, 1998, and noninterest-bearing deposits, increased $1.8 million, or 6.0%, to $31.2 million at March 31, 1998. The increase in interest-bearing deposits can be attributed to the popularity of a tiered money market product and continued success of the new branches in Waldwick and Ridgewood, Bergen County, New Jersey which opened during 1997. The Corporation also continues to benefit from the consolidation of other banking institutions as customers continue to look for personalized customer service.

The Corporation's primary focus during the past three months was to continue to develop the new market bases developed with the new branches and products offered in 1997. The Corporation's fourth ATM machine has been installed at the Ridgewood branch. A 24 hour telephone banking product has been established with testing completed in the first quarter of 1997. A marketing strategy is currently being established with the product being offered to all customers by June, 1998. This will allow customers to request balances, check inquiries, deposit transfers, and loan payments. Based on the popularity of this product, the Corporation will begin to assess the ability to provide a PC banking product in the future. The Corporation has also begun an initial analysis of a Debit card product and it is anticipated that this will be available for customers before year end.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998

General

The Corporation reported net income of $382,000, or $.39 basic earnings per share for the three months ended March 31, 1998 compared to $337,000 or $.35 per share for the same period in 1997. The $45,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $256,000, or 17.0%, for the three months ended March 31, 1998 as compared with the corresponding period in 1997. The increase was primarily due to an increase in average net interest-earning assets offset by a decline in the interest rate spread.

Total interest income increased $504,000, or 21.3%, primarily due to an increase in the average volume of interest-earning assets offset by a decrease in the yields earned on most interest-earning asset categories reflecting lower market rates of interest. The average balance of interest-earning assets increased $25.7 million, or 21.6%, from $119.1 million for the three months ended March 31, 1997 to $144.8 million for the same period in 1998, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $21.8 million to an average $105.1 million for the three months ended March 31, 1998, from an average $83.2 million for the comparable period in 1997.

Interest paid on deposits and borrowed money increased $248,000, or 28.9%, due primarily to an increase in the average volume of total interest-bearing deposits and to higher rates paid on money market and time deposit categories. Average costs for interest-bearing liabilities increased to 4.07% for the three months ended March 31, 1998 from 3.85% for the three months ended March 31, 1997. The average balance of total interest-bearing deposits increased to $109.8 million for the three months ended March 31, 1998 from $88.6 million for the comparable 1997 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market account.

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

The provision charged to operations totaled $40,000 and $30,000 for the three months ended March 31, 1998 and 1997, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $47,000, or 28.0%, to $215,000 during the three months ended March 31, 1998 when compared with $168,000 during the 1997 period. Contributing to this increase was a $20,000 gain on sale of mortgage loans due primarily to the increase in loans sold during the first quarter of 1998 compared to the similar period in 1997 and a $18,000 increase in miscellaneous income.

Noninterest expenses

Noninterest expenses increased by approximately $207,000, or 17.8%, to $1.4 million for the three months ended March 31, 1998, compared to $1.2 million for the same 1997 period. Salaries and employee benefits, the major component of noninterest expenses, increased $105,000, or 18.3%, during the three months ended March 31, 1998. This increase was due primarily to additions to staff for the Ridgewood branch, general increases for merit and performance and increases in employee benefits such as health insurance. Miscellaneous expenses increased $55,000, or 22.5% due to increases in consulting fees of $38,000. The Corporation has utilized outside consultants to provide experience with data processing systems to help better utilize automated teller and platform systems and analyze issues related to assessment of Year 2000 issues. Data processing increased $14,000, or 21.9%, due to general volume related increases and occupancy and equipment increased $60,000, or 44.4% due primarily to the establishment of the new branches. Partially offsetting these expenses, other real estate expense decreased $26,000 from the first quarter of 1997, as the Corporation sold the only other real estate property during the first quarter of 1998.

Income taxes

Income tax expense totaled $184,000 and $143,000 during the three months ended March 31, 1998 and 1997, respectively.

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

                                       03/31/98  12/31/97   09/30/97   06/30/97
                                       --------  --------   --------   --------
                                               (Dollars in Thousands)

Nonaccrual loans: (1)                  $     4    $   40    $   40    $   40
Loans past due 90 days or more: (2)          8         4         5       532
Restructured loans:                        629       652       701       246
                                       -------    ------    ------    ------
    Total nonperforming loans              641       696       746       818
Other real estate                         --         229       229       229
                                       -------    ------    ------    ------
    Total nonperforming assets         $   641    $  925    $  975    $1,047
                                       =======    ======    ======    ======
Allowance for loan losses              $ 1,492    $1,462    $1,428    $1,398
                                       =======    ======    ======    ======
Nonaccrual loans to total loans           0.04%     0.04%    0.04%      0.04%
Nonperforming loans to total loans        0.62%     0.69%    0.77%      0.90%
Nonperforming loans to total assets       0.40%     0.47%    0.53%      0.59%
Nonperforming assets to total assets      0.40%     0.62%    0.70%      0.75%
Allowance for loan losses to
  total loans                             1.43%     1.45%    1.48%      1.54%
Allowance for loan losses to
  non-performing loans                  232.76%   209.96%  191.49%    170.90%

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

There were no loans at March 31, 1998, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $4.6 million during the first three months of 1998, as investing activities used $5.3 million offset by financing and operating activities providing $9.5 million and $0.4 million, respectively.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 1998 the Bank's capital ratios were as follows:

                               Required          Actual          Excess
                               --------          ------          ------
Risk-based Capital
   Tier 1                        4.00%           11.23%          7.23%
   Total                         8.00%           12.49%          4.49%
Leverage Ratio                   3.00%            7.66%          4.66%

ITEM III QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 1998, there were no significant changes in the Corporation's assessment of market risk as reported in Item 6 of the Corporation's Form 10-KSB, for the year ended December 31, 1997.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 11, 1998 at 7:00 P.M. Total number of shares outstanding as of March 31, 1998 (Record Date) was 935,075. Total number of shares represented at the meeting was 704,304. The meeting was held for the purpose of considering and voting the following matter:

     Election of Directors

     The election of four persons named below to serve as directors of the Bank for a three year term.

                                        Total Number of Shares
                                  --------------------------------
            Director              Voted For               Withheld
            --------              ---------               --------
William M. Almroth                 704,304                    --
Herman deWaal Malefyt              697,857                  6,447
Harold Dyer                        697,857                  6,447
Edward Fylstra                     678,115                 26,189

Item 5. Other Information

     A 5% stock dividend was declared at the Annual Meeting of shareholders of Stewardship Financial Corporation, held on May 11, 1998, payable on
     June 1, 1998 to shareholders of record on May 20, 1998.

Item 6. Exhibits and Reports on Form 8K

     (a) Exhibits

          Exhibit 27 - Financial Data Schedule

     (b) Reports

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        STEWARDSHIP FINANCIAL CORPORATION


DATE:     May 14, 1998                     BY:/s/ PAUL VAN OSTENBRIDGE
     ------------------------                 ----------------------------------
                                              Paul Van Ostenbridge
                                              President and Chief Executive
                                                Officer

DATE:     May 14, 1998                     BY:/s/ JULIE E. HOLLAND
    --------------------------                ----------------------------------
                                              Julie E. Holland
                                              Vice President and Treasurer