Form 10QSB
period 1998-06-30
STEWARDSHIP FINANCIAL CORP
filed 1998-08-14
CIK 1023860

FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
           (Name of small business issuer as specified in its charter)

          New Jersey                                        22-3351447
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  630 Godwin Avenue, Midland Park,  NJ                                  07432
(Address of principal executive offices)                              (Zip Code)

                                 (201) 444-7100
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of July 31, 1998, was 984,901.

Transitional Small Business Disclosure Format (Check one):  Yes _____ No __X__

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I -  CONSOLIDATED FINANCIAL INFORMATION
--------------------------------------------

ITEM I -  CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Statements of Financial Condition
          at June 30, 1998 and December 31, 1997 (Unaudited) ..........        1

          Consolidated Statements of Income for the Six
          Months ended June 30, 1998 and 1997 ( Unaudited) ............        2

          Consolidated Statements of Income for the Three
          Months ended June 30, 1998 and 1997 ( Unaudited) ............        3

          Consolidated Statements of Cash Flows for the Six
          Months ended June 30, 1998 and 1997 (Unaudited) .............        4

          Consolidated Statement of Changes in Stockholders'
          Equity for the Six Months ended
          June 30, 1998 (Unaudited) ...................................        5

          Notes to Consolidated Financial Statements (Unaudited) ......   6 - 11


ITEM II -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS .................................................  12 - 18

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..........................................       18

PART II  - OTHER INFORMATION
----------------------------

ITEM 1 THRU ITEM 6 ....................................................       19

SIGNATURES ............................................................       20

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                                  June 30,              December 31,
                                                                                                   1998                     1997
                                                                                               -------------------------------------
Assets

Cash and due from banks                                                                        $  6,261,000             $  4,348,000
Commercial paper and interest-bearing due from banks                                              4,074,000                3,099,000
Federal funds sold                                                                               12,900,000                5,225,000
                                                                                               -------------------------------------
       Cash and cash equivalents                                                                 23,235,000               12,672,000


Securities available for sale                                                                    15,913,000               11,047,000
Securities held to maturity; estimated fair value
    of $ 21,277,000 (1998) and $20,535,000 (1997)                                                21,117,000               20,282,000
FHLB-NY stock, at cost                                                                              557,000                  510,000
Loans, net of allowance for loan losses of
    of $ 1,522,000 (1998) and $1,462,000 (1997)                                                 104,875,000               99,205,000
Mortgage loans held for sale                                                                        723,000                  756,000
Premises and equipment, net                                                                       2,564,000                2,724,000
Accrued interest receivable                                                                       1,126,000                1,029,000
Intangible assets, net of accumulated amortization of
    $253,000 (1998) and $222,000 (1997)                                                             497,000                  528,000
Other real estate owned, net                                                                           --                    229,000
Other assets                                                                                        761,000                  750,000
                                                                                               -------------------------------------

       Total assets                                                                            $171,368,000             $149,732,000
                                                                                               =====================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                                                        $ 34,523,000             $ 29,428,000
    Interest-bearing                                                                            122,599,000              106,787,000
                                                                                               -------------------------------------

        Total deposits                                                                          157,122,000              136,215,000

Securities sold under agreements to repurchase                                                      533,000                  533,000
Accrued expenses and other liabilities                                                            1,030,000                1,058,000
                                                                                               -------------------------------------

        Total liabilities                                                                       158,685,000              137,806,000
                                                                                               -------------------------------------

Commitments and contingencies                                                                          --                       --

Stockholders' equity
Common stock, no par value; 5,000,000 shares authorized;
     984,496 and 931,888 shares issued outstanding at
     June 30, 1998 and December 31, 1997, respectively                                            6,499,000                5,229,000
Retained earnings                                                                                 6,142,000                6,637,000
Accumulated other comprehensive income:
     Net unrealized gain on securities available for sale                                            42,000                   60,000
                                                                                               -------------------------------------

        Total stockholders' equity                                                               12,683,000               11,926,000
                                                                                               -------------------------------------

        Total liabilities and stockholders' equity                                             $171,368,000             $149,732,000
                                                                                               =====================================


See notes to unaudited consolidated financial statements.

                 Stewardship Financial Corporation and Subsidiary
                         Consolidated Statements of Income
                                    (Unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                               ------------------------------------
                                                                                                   1998                     1997
                                                                                               ------------------------------------
Interest income:
     Loans                                                                                     $ 4,552,000              $ 3,782,000
     Securities held to maturity
       Taxable                                                                                     419,000                  374,000
       Non-taxable                                                                                 196,000                  232,000
     Securities available for sale                                                                 415,000                  358,000
     Other interest-earning assets                                                                 317,000                  116,000
                                                                                               ------------------------------------
          Total interest income                                                                  5,899,000                4,862,000
                                                                                               ------------------------------------

Interest expense:
     Deposits                                                                                    2,271,000                1,720,000
     Borrowed money                                                                                 14,000                   52,000
                                                                                               ------------------------------------
          Total interest expense                                                                 2,285,000                1,772,000
                                                                                               ------------------------------------

Net interest income before provision for loan losses                                             3,614,000                3,090,000
Provision for loan losses                                                                           70,000                   60,000
                                                                                               ------------------------------------
Net interest income after provision for loan losses                                              3,544,000                3,030,000
                                                                                               ------------------------------------

Noninterest income:
     Fees and service charges                                                                      347,000                  289,000
     Gain on sales of mortgage loans                                                                75,000                   12,000
     Miscellaneous                                                                                  90,000                   63,000
                                                                                               ------------------------------------
           Total noninterest income                                                                512,000                  364,000
                                                                                               ------------------------------------

Noninterest expenses:
     Salaries and employee benefits                                                              1,382,000                1,193,000
     Occupancy, net                                                                                193,000                  154,000
     Equipment                                                                                     219,000                  164,000
     Data processing                                                                               148,000                  124,000
     Advertising                                                                                    81,000                   75,000
     FDIC insurance premium                                                                         10,000                    9,000
     Amortization of intangible assets                                                              31,000                   36,000
     Other real estate owned expense                                                               (30,000)                 (10,000)
     Charitable contributions                                                                      117,000                  110,000
     Stationery and supplies                                                                       101,000                   84,000
     Miscellaneous                                                                                 639,000                  480,000
                                                                                               ------------------------------------
          Total noninterest expenses                                                             2,891,000                2,419,000
                                                                                               ------------------------------------

Income before income tax expense                                                                 1,165,000                  975,000
Income tax expense                                                                                 381,000                  292,000
                                                                                               ====================================
Net income                                                                                     $   784,000              $   683,000
                                                                                               ====================================

Basic earnings per share                                                                             $0.80                    $0.70
                                                                                               ====================================
Diluted earnings per share                                                                           $0.79                    $0.70
                                                                                               ====================================

Weighted average number of common shares outstanding                                               983,858                  970,285
                                                                                               ====================================
Weighted average number of diluted common
     shares outstanding                                                                            994,773                  970,285
                                                                                               ====================================


Per share data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend paid June 1, 1998

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            June 30,
                                                                                               ------------------------------------
                                                                                                   1998                     1997
                                                                                               ------------------------------------
Interest income:
     Loans                                                                                     $ 2,307,000              $ 1,953,000
     Securities held to maturity
       Taxable                                                                                     212,000                  195,000
       Non-taxable                                                                                  97,000                  117,000
     Securities available for sale                                                                 227,000                  177,000
     Other interest-earning assets                                                                 191,000                   59,000
                                                                                               ------------------------------------
          Total interest income                                                                  3,034,000                2,501,000
                                                                                               ------------------------------------

Interest expense:
     Deposits                                                                                    1,171,000                  882,000
     Borrowed money                                                                                  7,000                   31,000
                                                                                               ------------------------------------
          Total interest expense                                                                 1,178,000                  913,000
                                                                                               ------------------------------------

Net interest income before provision for loan losses                                             1,856,000                1,588,000
Provision for loan losses                                                                           30,000                   30,000
                                                                                               ------------------------------------
Net interest income after provision for loan losses                                              1,826,000                1,558,000
                                                                                               ------------------------------------

Noninterest income:
     Fees and service charges                                                                      192,000                  143,000
     Gain on sales of mortgage loans                                                                50,000                    7,000
     Miscellaneous                                                                                  55,000                   46,000
                                                                                               ------------------------------------
           Total noninterest income                                                                297,000                  196,000
                                                                                               ------------------------------------

Noninterest expenses:
     Salaries and employee benefits                                                                703,000                  619,000
     Occupancy, net                                                                                 97,000                   82,000
     Equipment                                                                                     120,000                  101,000
     Data processing                                                                                70,000                   60,000
     Advertising                                                                                    54,000                   48,000
     FDIC insurance premium                                                                          5,000                    5,000
     Amortization of intangible assets                                                              15,000                   18,000
     Other real estate owned expense                                                                     0                   (6,000)
     Charitable contributions                                                                       63,000                   54,000
     Stationery and supplies                                                                        57,000                   42,000
     Miscellaneous                                                                                 340,000                  236,000
                                                                                               ------------------------------------
          Total noninterest expenses                                                             1,524,000                1,259,000
                                                                                               ------------------------------------

Income before income tax expense                                                                   599,000                  495,000
Income tax expense                                                                                 197,000                  149,000
                                                                                               ====================================
Net income                                                                                     $   402,000              $   346,000
                                                                                               ====================================

Basic earnings per share                                                                             $0.41                    $0.36
                                                                                               ====================================
Diluted earnings per share                                                                           $0.40                    $0.36
                                                                                               ====================================

Weighted average number of common shares outstanding                                               983,858                  972,726
                                                                                               ====================================
Weighted average number of diluted common
     shares outstanding                                                                            994,773                  972,726
                                                                                               ====================================


Per share data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend paid June 1, 1998.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                              June 30,
                                                                                                -----------------------------------
                                                                                                     1998                 1997
                                                                                                -----------------------------------
Cash flows from operating activities:
     Net income                                                                                 $    784,000           $    683,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
       Depreciation and amortization of premises and equipment                                       246,000                147,000
       Amortization of premiums and accretion of discounts, net                                       17,000                 26,000
       Accretion of deferred loan fees                                                               (29,000)               (28,000)
       Provision for loan losses                                                                      70,000                 60,000
       Originations of mortgage loans held for sale                                               (5,964,000)            (1,012,000)
       Proceeds from sale of mortgage loans                                                        6,072,000              1,261,000
       Gain on sale of mortgage loans                                                                (75,000)               (12,000)
       Loss on sale of fixed assets                                                                     --                    2,000
       Deferred income tax benefit                                                                   (26,000)               (77,000)
       Amortization of intangibles                                                                    31,000                 36,000
       Increase in accrued interest receivable                                                       (97,000)              (115,000)
       Decrease in other assets                                                                       16,000                148,000
       (Decrease) increase in other liabilities                                                      (28,000)               154,000
                                                                                                -----------------------------------
       Net cash provided by operating activities                                                   1,017,000              1,273,000
                                                                                                -----------------------------------

Cash flows from investing activities:
       Purchase of securities available for sale                                                  (6,321,000)              (250,000)
       Proceeds from maturities and principal repayments
          on securities available for sale                                                         1,420,000                784,000
       Purchase of securities held to maturity                                                    (5,465,000)              (638,000)
       Proceeds from maturities and principal repayments
          on securities held to maturity                                                           2,777,000                388,000
       Proceeds from call on securities held to maturity                                           1,850,000                100,000
       Purchase of FHLB-NY stock                                                                     (47,000)               (59,000)
       Net increase in loans                                                                      (5,711,000)            (8,684,000)
       Sale of other real estate owned                                                               229,000                   --
       Additions to premises and equipment                                                           (85,000)              (364,000)
                                                                                                -----------------------------------
       Net cash used in investing activities                                                     (11,353,000)            (8,723,000)
                                                                                                -----------------------------------

Cash flows from financing activities:
     Net increase decrease in noninterest-bearing deposits                                         5,095,000              3,334,000
     Net increase in interest-bearing deposits                                                    15,812,000              4,568,000
     Net increase in securities sold under agreements to repurchase                                     --                1,441,000
     Cash dividends paid on common stock                                                            (137,000)              (111,000)
     Common stock issued under stock plans                                                           129,000                 89,000
                                                                                                -----------------------------------
       Net cash provided by financing activities                                                  20,899,000              9,321,000
                                                                                                -----------------------------------

Net increase in cash and cash equivalents                                                         10,563,000              1,871,000
Cash and cash equivalents - beginning                                                             12,672,000             10,955,000
                                                                                                -----------------------------------
Cash and cash equivalents - ending                                                              $ 23,235,000           $ 12,826,000
                                                                                                ===================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                                     $  2,334,000           $  1,741,000
     Cash paid during the year for income taxes                                                      440,000                403,000


See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                             For the Period Ended June 30, 1998
                                                       ----------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other
                                                             Common Stock               Retained     Comprehensive
                                                         Shares        Amount           Earnings         Income           Total
                                                       ----------------------------------------------------------------------------
Balance -- December 31, 1997                            931,888     $  5,229,000     $  6,637,000     $     60,000     $ 11,926,000
Dividends Paid                                             --               --           (131,000)            --           (131,000)
Stock Dividend                                           46,614        1,142,000       (1,148,000)                           (6,000)
Common Stock issued under stock plans                     5,994          128,000             --               --            128,000

Net income for the six months
    ended June 30, 1998                                    --               --            784,000             --            784,000
Unrealized gain (loss) on securities
    available for sale, net of tax                                                                         (18,000)         (18,000)
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                      766,000
                                                       ----------------------------------------------------------------------------
Balance -- June 30, 1998                                984,496     $  6,499,000     $  6,142,000     $     42,000     $ 12,683,000
                                                       ============================================================================


Data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend paid June 1, 1998.

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

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3.   Securities Available for Sale

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 1998 and December 31, 1997. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                                                       June 30, 1998
                                                             -----------------------------------------------------------------------
                                                                                    Gross              Gross
                                                              Amortized           Unrealized         Unrealized           Carrying
                                                                 Cost               Gains              Losses               Value
                                                             -----------------------------------------------------------------------
U.S. Treasury securities                                     $ 3,457,000         $    25,000         $      --           $ 3,482,000
U.S. Government agencies                                       5,632,000               6,000              21,000           5,617,000
Obligations of state and political
     subdivisions                                                272,000               3,000                --               275,000
Mortgage-backed securities                                     6,485,000              76,000              22,000           6,539,000
                                                             -----------------------------------------------------------------------
                                                             $15,846,000         $   110,000         $    43,000         $15,913,000
                                                             =======================================================================

                                                                                       December 31, 1997
                                                             -----------------------------------------------------------------------
                                                                                    Gross              Gross
                                                              Amortized           Unrealized         Unrealized           Carrying
                                                                 Cost               Gains              Losses               Value
                                                             -----------------------------------------------------------------------
U.S. Treasury securities                                     $ 2,961,000         $    16,000         $      --           $ 2,977,000
U.S. Government agencies                                       1,451,000               5,000               2,000           1,454,000
Obligations of state and political
     subdivisions                                                272,000               3,000                --               275,000
Mortgage-backed securities                                     6,267,000              97,000              23,000           6,341,000
                                                             -----------------------------------------------------------------------
                                                             $10,951,000         $   121,000         $    25,000         $11,047,000
                                                             =======================================================================

Note 4.   Securities Held to Maturity

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 1998 and December 31, 1997. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                                           June 30, 1998
                                                             -----------------------------------------------------------------------
                                                                                   Gross                Gross             Estimated
                                                               Carrying          Unrealized          Unrealized             Fair
                                                                Value              Gains                Losses              Value
                                                             -----------------------------------------------------------------------
U.S. Treasury securities                                     $ 1,448,000         $     7,000         $      --           $ 1,455,000
U.S. Government agencies                                       8,818,000              31,000              12,000           8,837,000
Obligations of state and political
     subdivisions                                              9,043,000             100,000               9,000           9,134,000
Mortgage-backed securities                                     1,808,000              43,000                --             1,851,000
                                                             -----------------------------------------------------------------------
                                                             $21,117,000         $   181,000         $    21,000         $21,277,000
                                                             =======================================================================

                                                                                        December 31, 1997
                                                             -----------------------------------------------------------------------
                                                                                   Gross                Gross             Estimated
                                                               Carrying          Unrealized          Unrealized             Fair
                                                                Value              Gains                Losses              Value
                                                             -----------------------------------------------------------------------
U.S. Treasury securities                                     $ 1,948,000         $     5,000         $      --           $ 1,953,000
U.S. Government agencies                                       7,736,000              48,000               7,000           7,777,000
Obligations of state and political
     subdivisions                                              8,479,000             132,000               1,000           8,610,000
Mortgage-backed securities                                     2,119,000              76,000                --             2,195,000
                                                             -----------------------------------------------------------------------
                                                             $20,282,000         $   261,000         $     8,000         $20,535,000
                                                             =======================================================================

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

                                                     June 30,       December 31,
                                                       1998             1997
                                                  ------------------------------
Mortgage
     Residential                                  $ 20,597,000      $ 20,305,000
     Commercial                                     37,177,000        35,035,000
Commercial                                          18,815,000        17,826,000
Equity                                               3,497,000         3,551,000
Installment                                         26,120,000        23,659,000
Other                                                  304,000           414,000
                                                  ------------------------------
        Total loans                                106,510,000       100,790,000
                                                  ------------------------------

Less:  Deferred loan fees                              113,000           123,000
          Allowance for loan losses                  1,522,000         1,462,000
                                                  ------------------------------
                                                     1,635,000         1,585,000
                                                  ------------------------------

        Loans, net                                $104,875,000      $ 99,205,000
                                                  ==============================

Note 6.   Allowance for loan losses

                                                    Six Months Ended June 30,
                                                    1998                1997
                                                 ------------------------------

Balance, beginning of period                     $ 1,462,000        $ 1,353,000
Provision charged to operations                       70,000             60,000
Recoveries of loans charged off                         --                2,000
Loans charged off                                    (10,000)           (17,000)
                                                 ------------------------------

Balance, end of period                           $ 1,522,000        $ 1,398,000
                                                 ==============================

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




                                                      June 30,      December 31,
                                                        1998           1997
                                                      ------------------------

Impaired loans
    With related allowance for loan losses            $  --          $40,000
    Without related allowance for loan losses          18,000          4,000
                                                      -------        -------
Total impaired loans                                  $18,000        $44,000
                                                      =======        =======

Related allowance for loan losses                     $  --          $40,000
                                                      =======        =======

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totalled 9,002 shared at June 30, 1998. There were no dilutive securities outstanding at June 30, 1997.

All share and per share amounts have been restated to reflect the 2 for 1 stock split issued in September, 1997 and a 5% stock dividend paid June 1, 1998.

Note 9.   Comprehensive Income

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130 for interim period reporting, the Corporation's total comprehensive income for the six months ended June 30, 1998 and 1997 was $766,000 and $701,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

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

                        Stewardship Financial Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Financial Condition

Total assets increased by $21.6 million, or 14.4%, from $149.7 million at December 31, 1997 to $171.4 million at June 30, 1998. The increase in assets reflects, among other things, increases in federal funds sold of $7.7 million, net loans of $5.7 million, and securities available for sale of $4.9 million. The composition of the loan portfolio is basically unchanged at June 30, 1998 when compared with the portfolio at December 31, 1997.

Total deposits increased $20.9 million, or 15.3%, to $157.1 million at June 30, 1998 from $136.2 million at December 31, 1997. Interest-bearing deposits increased $15.8 million, or 14.8%, to $122.6 million at June 30, 1998, and noninterest-bearing deposits, increased $5.1 million, or 17.3%, to $34.5 million at June 30, 1998. The increase in interest-bearing deposits can be attributed to the popularity of a tiered money market product and continued success of the new branches in Waldwick and Ridgewood, Bergen County, New Jersey which opened during 1997. The Corporation also continues to benefit from the consolidation of other banking institutions as customers continue to look for personalized customer service in their local area.

The Corporation's primary focus during the past six months was to continue to develop the new market bases developed with the new branches and products offered in 1997. The Corporation's fourth ATM machine has been installed at the Ridgewood branch. A 24 hour telephone banking product has been established with marketing to customer base to be completed in the third quarter of 1998. This product allows customers to request balances, check inquiries, deposit transfers, and loan payments. Based on the popularity of this product, the Corporation will begin to assess the ability to provide a PC banking product in the future. The Corporation has also begun an analysis of a Debit card product and it is anticipated that this will be available for customers before year end.

Results of Operations
Six Months Ended June 30, 1998

General

The Corporation reported net income of $784,000, or $0.80 basic earnings per share for the six months ended June 30, 1998 compared to $683,000, or $0.70 basic earnings per share for the same period in 1997. The $101,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $524,000, or 17.0%, for the six months ended June 30, 1998 as compared with the corresponding period in 1997. The increase was primarily due to an increase in average net interest-earning assets.

Total interest income increased $1.0 million, or 21.3%, primarily due to an increase in the average volume of interest-earning assets. The average balance on interest-earning assets increased $26.4 million, or 21.6%, from $122.0 million for the six months ended June 30, 1997 to $148.4 million for the same period in 1998, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $19.6 million to an average $105.2 million for the six months end June 30, 1998, from an average $85.6 million for the comparable period in 1997.

Interest paid on deposits and borrowed money increased $513,000, or 29.0%, due primarily to an increase in the average volume of total interest-bearing deposits and an increase in cost of funds as the Corporation becomes more reliant on its money market account products. The average balance of total interest-bearing deposits increased to $112.8 million for the six months ended June 30, 1998 from $90.6 million for the comparable 1997 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product.

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and ultimate losses are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $70,000 and $60,000 during the six months ended June 30, 1998 and 1997, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $148,000, or 40.7%, to $512,000 during the six months ended June 30, 1998 when compared with $364,000 during the 1997 period. Contributing to this increase was a $58,000 increase in deposit-related fees and service charges caused by an the increased deposit base and an increase of $63,000 in gain on sale of mortgage loans due primarily to the increase in loans originated and sold during the first half of 1998 compared to the similar period in 1997.

Noninterest expense

Noninterest expense increased by approximately $472,000, or 19.5%, to $2.9 million for the six months ended June 30, 1998, compared to $2.4 million for the same 1997 period. Salaries and employee benefits, the major component of noninterest expense, increased $189,000, or 15.8%, during the six months ended June 30, 1998. This increase was due primarily to additions to staff for the Ridgewood branch, general increases for merit and performance and increases in employee benefits such as health insurance. Miscellaneous expenses increased $159,000, or 33.1% due to increases in consulting fees of $75,000 and deposit related costs of $54,000. The Corporation has utilized outside consultants to provide experience with data processing systems to help better utilize automated teller and platform systems and to analyze issues related to the assessment of Year 2000 issues. Occupancy and equipment expenses increased $94,000, or 29.5% due primarily to the establishment of the new branches and the ATM network.

Income taxes

Income tax expense totaled $381,000 and $292,000 during the six months ended June 30, 1998 and 1997, respectively.

Results of Operations
Three Months Ended June 30, 1998

General

The Corporation reported net income of $402,000, or $.41 basic earnings per share for the three months ended June 30, 1998 compared to $346,000 or $.36 per share for the same period in 1997. The $56,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $268,000, or 16.9%, for the three months ended June 30, 1998 as compared with the corresponding period in 1997. The increase was primarily due to an increase in average net interest-earning assets offset by a decline in the interest rate spread.

Total interest income increased $533,000, or 21.3%, primarily due to an increase in the average volume of interest-earning assets offset by a decrease in the yields earned on most interest-earning asset categories reflecting lower market rates of interest. The average balance of interest-earning assets increased $29.8 million, or 23.9%, from $124.9 million for the three months ended June 30, 1997 to $154.7 million for the same period in 1998, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $17.0 million to an average $105.0 million for the three months ended June 30, 1998, from an average $88.0 million for the comparable period in 1997.

Interest paid on deposits and borrowed money increased $265,000, or 29.0%, due primarily to an increase in the average volume of total interest-bearing deposits and to higher rates paid on money market products. The average balance of total interest-bearing deposits increased to $105.8 million for the three months ended June 30, 1998 from $92.6 million for the comparable 1997 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market account.

Provision for loan losses

The provision charged to operations totaled $30,000 for each of the three months ended June 30, 1998 and 1997, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased by $101,000, or 51.5%, to $297,000 during the three months ended June 30, 1998 when compared with $196,000 during the 1997 period. Contributing to this increase was a $43,000 gain on sale of mortgage loans due primarily to the increase in loans sold during the second quarter of 1998 compared to the similar period in 1997 and a $49,000 increase deposit related fees and service charges.

Noninterest expenses

Noninterest expenses increased by approximately $265,000, or 21.0%, to $1.5 million for the three months ended June 30, 1998, compared to $1.3 million for the same 1997 period. Salaries and employee benefits, the major component of noninterest expenses, increased $84,000, or 13.6%, during the three months ended June 30, 1998. This increase was due primarily to additions to staff for the Ridgewood branch, general increases for merit and performance and increases in employee benefits such as health insurance. Miscellaneous expenses increased $104,000, or 44.1% due to increases in consulting fees of $50,000. The Corporation continued to utilize outside consultants to provide experience with data processing systems to help properly assess and develop test plans for Year 2000 issues. Occupancy and equipment increased $34,000, or 18.6% due primarily to the establishment of the Ridgewood branch in the fourth quarter of 1997.

Income taxes

Income tax expense totaled $197,000 and $149,000 during the three months ended June 30, 1998 and 1997, respectively.

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

                                                         03/31/98          03/31/98         12/31/97         09/30/97
                                                         --------          --------         --------         --------
                                                                             (Dollars in Thousands)
Nonaccrual loans: (1)                                   $      11           $    4           $   40           $   40
Loans past due 90 days or more: (2)                             7                8                4                5
Restructured loans:                                           552              629              652              701
                                                        ---------           ------           ------           ------
     Total nonperforming loans                                570              641              696              746
Other real estate                                              --               --              229              229
                                                        ---------           ------           ------           ------
     Total nonperforming assets                         $     570           $  641           $  925           $  975
                                                        =========           ======           ======           ======

Allowance for loan losses                               $   1,522           $1,492           $1,462           $1,428
                                                        =========           ======           ======           ======


Nonaccrual loans to total loans                              0.01%              --             0.04%            0.04%
Nonperforming loans to total loans                           0.54%            0.62%            0.69%            0.77%
Nonperforming loans to total assets                          0.33%            0.40%            0.47%            0.53%
Nonperforming assets to total assets                         0.33%            0.40%            0.62%            0.70%
Allowance for loan losses to total loans                     1.43%            1.43%            1.45%            1.48%
Allowance for loan losses to non-
  performing loans                                         267.02%          232.76%          210.06%          191.49%

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

There were no loans at June 30, 1998, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $10.6 million during the first six months of 1998, as investing activities used $11.4 million offset by financing and operating activities providing $20.9 million and $1.0 million, respectively.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of June 30, 1998 the Bank's capital ratios were as follows:

                                          Required         Actual         Excess
                                          --------         ------         ------
Risk-based Capital
         Tier 1                             4.00%          11.11%          7.11%
         Total                              8.00%          12.36%          4.36%
Leverage Ratio                              3.00%           7.43%          4.43%

Year 2000 Issues

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past computer programs allocated only two digits to a year, (i.e. 1998 was represented as 98.) Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment which utilizes processors or computer microchips.

Management has formed a Year 2000 Compliance Committee during 1997, which includes officers from all operating areas. The objectives of the Committee are to ensure that the Corporation will be prepared for the issues arising out of the Year 2000. The Corporation has conducted a comprehensive review of its operations to identify systems, vendors and customers that could be affected by the Year 2000 issue. The Committee is developing an implementation plan to test mission critical systems and to rectify any issues related to the processing of transactions in the year 2000 and beyond. The Corporation generally relies on independent third parties to provide data processing services and continues to assess and test the "readiness" of those parties. The Corporation will work with its significant borrowers, depositors, and vendors to ensure they are taking appropriate steps to become Year 2000 compliant.

The Corporation expects that all appropriate year 2000 compliance testing, including third party vendors and interfaces will be completed by 1st quarter of 1999.

Although contingency plans will be developed, the Corporation continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e. vendors) do not appropriately address their own compliance.

The Corporation continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs for 1998, such as testing, software purchases and marketing are not anticipated to be material to the Corporation. While additional costs will be incurred, the Corporation believes, based upon available information, that it will be able to manage its Year 2000 transition without any adverse effect on business operations or financial condition.

ITEM III  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first half of 1998, there were no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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

                        Stewardship Financial Corporation

Date:  August 13, 1998                      By: /s/ PAUL VAN OSTENBRIDGE
     ------------------------                   --------------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                     Officer




Date:  August 13, 1998                      By: /s/ JULIE E. HOLLAND
     ------------------------                   --------------------------------
                                                 Julie E. Holland
                                                    Vice President and Treasurer