Form 10QSB
period 1998-09-30
STEWARDSHIP FINANCIAL CORP
filed 1998-11-13
CIK 1023860

================================================================================

                                  FORM 10-QSB


                                   ----------


      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998


      ( )   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission file number 0-21855


                        STEWARDSHIP FINANCIAL CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


              NEW JERSEY                                         22-3351447
    -------------------------------                          -------------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


  630 GODWIN AVENUE, MIDLAND PARK, NJ                              07432
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                  (201) 444-7100
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

      The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of October 31, 1998, was 987,585.


     Transitional Small Business Disclosure Format (Check one):

                                Yes        No  X
                                    ---       ---

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         -------
PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM I -- CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition
        at September 30, 1998 and December 31, 1997 (Unaudited) .....       1

      Consolidated Statements of Income for the Nine Months
        ended September 30, 1998 and 1997 (Unaudited) ...............       2

      Consolidated Statements of Income for the Three Months
        ended September 30, 1998 and 1997 (Unaudited) ...............       3

      Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 1998 and 1997 (Unaudited) ...............       4

      Consolidated Statement of Changes in Stockholders'
        Equity for the Nine Months ended
        September 30, 1998 (Unaudited) ..............................       5

      Notes to Consolidated Financial Statements (Unaudited) ........     6 - 11

ITEM II  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS ..............................................    12 - 18

ITEM III -- QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK .......................................      18


PART II  -- OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................      19

SIGNATURES ..........................................................      20

                     STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)

                                                               September 30,  December 31,
                                                                   1998           1997
                                                               ------------   ------------
ASSETS

Cash and due from banks ....................................   $  6,107,000   $  4,348,000
Commercial paper and interest-bearing due from banks .......      4,578,000      3,099,000
Federal funds sold .........................................     12,550,000      5,225,000
                                                               ------------   ------------
       Cash and cash equivalents ...........................     23,235,000     12,672,000

Securities available for sale ..............................     18,364,000     11,047,000
Securities held to maturity; estimated fair value
    of $22,510,000 (1998) and $20,535,000 (1997) ...........     22,220,000     20,282,000
FHLB-NY stock, at cost .....................................        557,000        510,000
Loans, net of allowance for loan losses of
    of $1,542,000 (1998) and $1,462,000 (1997) .............    109,554,000     99,205,000
Mortgage loans held for sale ...............................        309,000        756,000
Premises and equipment, net ................................      2,481,000      2,724,000
Accrued interest receivable ................................      1,103,000      1,029,000
Intangible assets, net of accumulated amortization of
    $269,000 (1998) and $222,000 (1997) ....................        481,000        528,000
Other real estate owned, net ...............................           --          229,000
Other assets ...............................................        725,000        750,000
                                                               ------------   ------------
       Total assets ........................................   $179,029,000   $149,732,000
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing ....................................   $ 34,236,000   $ 29,428,000
    Interest-bearing .......................................    129,817,000    106,787,000
                                                               ------------   ------------
        Total deposits .....................................    164,053,000    136,215,000

Securities sold under agreements to repurchase .............        662,000        533,000
Accrued expenses and other liabilities .....................      1,123,000      1,058,000
                                                               ------------   ------------
        Total liabilities ..................................    165,838,000    137,806,000
                                                               ------------   ------------
Commitments and contingencies ..............................           --             --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     987,586 and 931,888 shares issued outstanding at
     September 30, 1998 and December 31, 1997, respectively       6,576,000      5,229,000
Retained earnings ..........................................      6,492,000      6,637,000
Accumulated other comprehensive income:
     Net unrealized gain on securities available
       for sale, net of tax ................................        123,000         60,000
                                                               ------------   ------------
        Total stockholders' equity .........................     13,191,000     11,926,000
                                                               ------------   ------------
        Total liabilities and stockholders' equity .........   $179,029,000   $149,732,000
                                                               ============   ============


                See notes to unaudited consolidated financial statements.

                     STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                  1998            1997
                                                              -----------     -----------
Interest income:
     Loans ...............................................    $ 6,934,000     $ 5,865,000
     Securities held to maturity
       Taxable ...........................................        614,000         555,000
       Non-taxable .......................................        309,000         348,000
     Securities available for sale .......................        662,000         523,000
     Other interest-earning assets .......................        558,000         202,000
                                                              -----------     -----------
          Total interest income ..........................      9,077,000       7,493,000
                                                              -----------     -----------
Interest expense:
     Deposits ............................................      3,560,000       2,684,000
     Borrowed money ......................................         22,000          71,000
                                                              -----------     -----------
          Total interest expense .........................      3,582,000       2,755,000
                                                              -----------     -----------
Net interest income before provision for loan losses .....      5,495,000       4,738,000
Provision for loan losses ................................         90,000          90,000
                                                              -----------     -----------
Net interest income after provision for loan losses ......      5,405,000       4,648,000
                                                              -----------     -----------
Noninterest income:
     Fees and service charges ............................        512,000         421,000
     Gain on sales of mortgage loans .....................        110,000          24,000
     Miscellaneous .......................................        118,000         186,000
                                                              -----------     -----------
           Total noninterest income ......................        740,000         631,000
                                                              -----------     -----------
Noninterest expenses:
     Salaries and employee benefits ......................      2,092,000       1,808,000
     Occupancy, net ......................................        299,000         237,000
     Equipment ...........................................        331,000         270,000
     Data processing .....................................        222,000         186,000
     Advertising .........................................        108,000         124,000
     FDIC insurance premium ..............................         16,000          13,000
     Amortization of intangible assets ...................         47,000          50,000
     Other real estate owned expense .....................        (30,000)        (16,000)
     Charitable contributions ............................        180,000         165,000
     Stationery and supplies .............................        150,000         125,000
     Miscellaneous .......................................        943,000         745,000
                                                              -----------     -----------
          Total noninterest expenses .....................      4,358,000       3,707,000
                                                              -----------     -----------
Income before income tax expense .........................      1,787,000       1,572,000
Income tax expense .......................................        583,000         497,000
                                                              ===========     ===========
Net income ...............................................    $ 1,204,000     $ 1,075,000
                                                              ===========     ===========
Basic earnings per share .................................    $      1.22     $      1.11
                                                              ===========     ===========
Diluted earnings per share ...............................    $      1.21     $      1.11
                                                              ===========     ===========
Weighted average number of common shares outstanding .....        983,411         971,286
                                                              ===========     ===========
Weighted average number of diluted common
     shares outstanding ..................................        995,411         971,286
                                                              ===========     ===========


Per share data has been restated to reflect a 2 for 1 stock split completed in September, 1997, and a 5% stock dividend paid June 1, 1998


                See notes to unaudited consolidated financial statements.

                                            2


                     STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                  1998            1997
                                                              -----------     -----------
Interest income:
     Loans ..............................................     $ 2,382,000     $ 2,083,000
     Securities held to maturity
       Taxable ..........................................         195,000         181,000
       Non-taxable ......................................         113,000         116,000
     Securities available for sale ......................         247,000         165,000
     Other interest-earning assets ......................         241,000          86,000
                                                              -----------     -----------
          Total interest income .........................       3,178,000       2,631,000
                                                              -----------     -----------
Interest expense:
     Deposits ...........................................       1,289,000         964,000
     Borrowed money .....................................           8,000          19,000
                                                              -----------     -----------
          Total interest expense ........................       1,297,000         983,000
                                                              -----------     -----------
Net interest income before provision for loan losses ....       1,881,000       1,648,000
Provision for loan losses ...............................          20,000          30,000
                                                              -----------     -----------
Net interest income after provision for loan losses .....       1,861,000       1,618,000
                                                              -----------     -----------
Noninterest income:
     Fees and service charges ...........................         165,000         132,000
     Gain on sales of mortgage loans ....................          35,000          12,000
     Miscellaneous ......................................          28,000         123,000
                                                              -----------     -----------
           Total noninterest income .....................         228,000         267,000
                                                              -----------     -----------
Noninterest expenses:
     Salaries and employee benefits .....................         710,000         615,000
     Occupancy, net .....................................         106,000          83,000
     Equipment ..........................................         112,000         106,000
     Data processing ....................................          74,000          62,000
     Advertising ........................................          27,000          49,000
     FDIC insurance premium .............................           6,000           4,000
     Amortization of intangible assets ..................          16,000          14,000
     Other real estate owned expense ....................               0          (6,000)
     Charitable contributions ...........................          63,000          55,000
     Stationery and supplies ............................          49,000          41,000
     Miscellaneous ......................................         304,000         265,000
                                                              -----------     -----------
          Total noninterest expenses ....................       1,467,000       1,288,000
                                                              -----------     -----------
Income before income tax expense ........................         622,000         597,000
Income tax expense ......................................         202,000         205,000
                                                              ===========     ===========
Net income ..............................................     $   420,000     $   392,000
                                                              ===========     ===========
Basic earnings per share ................................     $      0.43     $      0.40
                                                              ===========     ===========
Diluted earnings per share ..............................     $      0.42     $      0.40
                                                              ===========     ===========
Weighted average number of common shares outstanding ....         986,385         973,255
                                                              ===========     ===========
Weighted average number of diluted common
     shares outstanding .................................         999,519         973,255
                                                              ===========     ===========


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

                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ------------    ------------
Cash flows from operating activities:
     Net income ....................................................   $  1,204,000    $  1,075,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment ...        319,000         240,000
         Amortization of premiums and accretion of discounts, net ..         25,000          39,000
         Accretion of deferred loan fees ...........................        (44,000)        (38,000)
         Provision for loan losses .................................         90,000          90,000
         Originations of mortgage loans held for sale ..............     (8,586,000)     (2,256,000)
         Proceeds from sale of mortgage loans ......................      9,142,000       2,326,000
         Gain on sale of mortgage loans ............................       (110,000)        (24,000)
         Issuance of stock options at discount .....................           --            38,000
         Loss on sale of fixed assets ..............................           --             2,000
         Deferred income tax benefit ...............................        (34,000)        (90,000)
         Amortization of intangibles ...............................         47,000          50,000
         Increase in accrued interest receivable ...................        (73,000)        (82,000)
         Decrease in other assets ..................................          7,000          91,000
         Increase in other liabilities .............................         65,000         284,000
                                                                       ------------    ------------
             Net cash provided by operating activities .............      2,052,000       1,745,000
                                                                       ------------    ------------
Cash flows from investing activities:
     Purchase of securities available for sale .....................    (10,024,000)       (250,000)
     Proceeds from maturities and principal repayments
        on securities available for sale ...........................      2,354,000       1,548,000
     Proceeds from call on securities available for sale ...........        451,000            --
     Purchase of securities held to maturity .......................    (10,076,000)     (2,687,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity .............................      4,580,000       2,095,000
     Proceeds from call on securities held to maturity .............      3,550,000         550,000
     Purchase of FHLB-NY stock .....................................        (47,000)        (59,000)
     Net increase in loans .........................................    (10,395,000)    (13,955,000)
     Sale of other real estate owned ...............................        229,000            --
     Additions to premises and equipment ...........................        (77,000)       (480,000)
                                                                       ------------    ------------
         Net cash used in investing activities .....................    (19,455,000)    (13,238,000)
                                                                       ------------    ------------
Cash flows from financing activities:
     Net increase in noninterest-bearing deposits ..................      4,808,000       3,000,000
     Net increase in interest-bearing deposits .....................     23,030,000       8,036,000
     Net increase (decrease) in securities sold under
       agreements to repurchase ....................................        129,000        (830,000)
     Cash dividends paid on common stock ...........................       (206,000)       (221,000)
     Common stock issued under stock plans .........................        205,000         184,000
                                                                       ------------    ------------
         Net cash provided by financing activities .................     27,966,000      10,169,000
                                                                       ------------    ------------
Net increase in cash and cash equivalents ..........................     10,563,000      (1,324,000)
Cash and cash equivalents -- beginning .............................     12,672,000      10,955,000
                                                                       ============    ============
Cash and cash equivalents -- ending ................................   $ 23,235,000    $  9,631,000
                                                                       ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ........................   $  3,686,000    $  2,815,000
     Cash paid during the year for income taxes ....................        663,000         550,000


                     See notes to unaudited consolidated financial statements.

                                    STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)


                                                                     For the Period Ended September 30, 1998
                                                      -----------------------------------------------------------------
                                                                                             Accumulated
                                                         Common Stock                           Other
                                                      ---------------------      Retained   Comprehensive
                                                       Shares        Amount      Earnings       Income         Total
                                                      -------    ----------    -----------  -------------   -----------
Balance -- December 31, 1997 ....................     931,888    $5,229,000    $ 6,637,000     $ 60,000     $11,926,000
Dividends Paid ..................................        --            --         (200,000)        --          (200,000)
Stock Dividend ..................................      46,614     1,142,000     (1,149,000)        --            (7,000)
Common Stock issued under stock plans ...........       9,084       205,000           --           --           205,000
Net income for the nine months
    ended September 30, 1998 ....................        --            --        1,204,000         --         1,204,000
Unrealized gain (loss) on securities
    available for sale, net of tax ..............        --            --             --         63,000          63,000
                                                                                                           -----------
Total comprehensive income, net of tax ..........                                                            1,267,000
Net unrealized loss on securities
                                                      -------    ----------    -----------     --------     -----------
Balance -- September 30, 1998 ...................     987,586    $6,576,000    $ 6,492,000     $123,000     $13,191,000
                                                      =======    ==========    ===========     ========     ===========


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

NOTE 2.   BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3.   SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 1998 and December 31, 1997. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                               September 30, 1998
                                        ------------------------------------------------------------------
                                                                Gross          Gross
                                            Amortized        Unrealized      Unrealized        Carrying
                                               Cost             Gains          Losses            Value
                                        ------------------------------------------------------------------
    U.S. Treasury securities               $  3,455,000      $  81,000        $      -       $  3,536,000
    U.S. Government agencies                  7,496,000         62,000           2,000          7,556,000
    Obligations of state and political
         subdivisions                           271,000          7,000               -            278,000
    Mortgage-backed securities                6,943,000         72,000          21,000          6,994,000
                                        ------------------------------------------------------------------
                                           $ 18,165,000      $ 222,000        $ 23,000       $ 18,364,000
                                        ==================================================================

                                                                December 31, 1997
                                        ------------------------------------------------------------------
                                                                Gross          Gross
                                            Amortized        Unrealized      Unrealized        Carrying
                                               Cost             Gains          Losses            Value
                                        ------------------------------------------------------------------
    U.S. Treasury securities               $  2,961,000      $  16,000        $      -       $  2,977,000
    U.S. Government agencies                  1,451,000          5,000           2,000          1,454,000
    Obligations of state and political
         subdivisions                           272,000          3,000               -            275,000
    Mortgage-backed securities                6,267,000         97,000          23,000          6,341,000
                                        ------------------------------------------------------------------
                                           $ 10,951,000      $ 121,000        $ 25,000       $ 11,047,000
                                        ==================================================================


NOTE 4.   SECURITIES HELD TO MATURITY

The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 1998 and December 31, 1997. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                               September 30, 1998
                                        ------------------------------------------------------------------
                                                                Gross          Gross           Estimated
                                             Carrying        Unrealized      Unrealized          Fair
                                              Value             Gains          Losses            Value
                                        ------------------------------------------------------------------
    U.S. Treasury securities               $  1,448,000      $  34,000        $      -       $  1,482,000
    U.S. Government agencies                  8,125,000         76,000               -          8,201,000
    Obligations of state and political
         subdivisions                        10,429,000        150,000           5,000         10,574,000
    Mortgage-backed securities                2,218,000         41,000           6,000          2,253,000
                                        ==================================================================
                                           $ 22,220,000      $ 301,000        $ 11,000       $ 22,510,000
                                        ==================================================================

                                                                December 31, 1997
                                        ------------------------------------------------------------------
                                                                Gross          Gross           Estimated
                                             Carrying        Unrealized      Unrealized          Fair
                                              Value             Gains          Losses            Value
                                        ------------------------------------------------------------------
    U.S. Treasury securities               $  1,948,000      $   5,000         $     -       $  1,953,000
    U.S. Government agencies                  7,736,000         48,000           7,000          7,777,000
    Obligations of state and political
         subdivisions                         8,479,000        132,000           1,000          8,610,000
    Mortgage-backed securities                2,119,000         76,000               -          2,195,000
                                        ==================================================================
                                           $ 20,282,000      $ 261,000         $ 8,000       $ 20,535,000
                                        ==================================================================

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



                                       September 30,       December 31,
                                           1998                1997
                                       --------------------------------

Mortgage
     Residential                      $ 20,480,000        $ 20,305,000
     Commercial                         40,596,000          35,035,000
Commercial                              18,909,000          17,826,000
Equity                                   3,407,000           3,551,000
Installment                             27,704,000          23,659,000
Other                                      109,000             414,000
                                      ---------------------------------
        Total loans                    111,205,000         100,790,000
                                      ---------------------------------

Less:  Deferred loan fees                  109,000             123,000
       Allowance for loan losses         1,542,000           1,462,000
                                      ---------------------------------
                                         1,651,000           1,585,000
                                      ---------------------------------
        Loans, net                    $109,554,000        $ 99,205,000
                                      =================================




NOTE 6.   ALLOWANCE FOR LOAN LOSSES


                                  Nine Months Ended September 30,
                                      1998             1997
                                  -----------------------------

Balance, beginning of period      $1,462,000        $1,353,000
Provision charged to operations       90,000            60,000
Recoveries of loans charged off            -             2,000
Loans charged off                    (10,000)          (17,000)
                                  -----------------------------
Balance, end of period            $1,542,000        $1,398,000
                                  =============================

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


                                                 September 30,   December 31,
                                                     1998           1997
                                                  ------------------------

Impaired loans
    With related allowance for loan losses        $ 85,000        $40,000
    Without related allowance for loan losses       15,000          4,000
                                                  =========       ========
Total impaired loans                              $100,000        $44,000
                                                  =========       ========

Related allowance for loan losses                 $ 86,000        $40,000
                                                  =========       ========

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totalled 10,367 shares at September 30, 1998. There were no dilutive securities outstanding at September 30, 1997.

All share and per share amounts have been restated to reflect the 2 for 1 stock split issued in September, 1997 and a 5% stock dividend paid June 1, 1998.

NOTE 9.  COMPREHENSIVE INCOME

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130 for interim period reporting, the Corporation's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $1,267,000 and $1,112,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.

The Corporation must adopt SFAS No. 133 by January 1, 2000 however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Corporation anticipates that the adoption of SFAS No. 133 will not have a material impact on the financial statements.

                        STEWARDSHIP FINANCIAL CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets increased by $29.3 million, or 19.6%, from $149.7 million at December 31, 1997 to $179.0 million at September 30, 1998. The increase in assets reflects, among other things, increases in net loans of $10.3 million, federal funds sold of $7.3 million, and securities available for sale of $7.3 million. The composition of the loan portfolio is basically unchanged at September 30, 1998 when compared with the portfolio at December 31, 1997.

Total deposits increased $27.8 million, or 20.4%, to $164.1 million at September 30, 1998 from $136.2 million at December 31, 1997. Interest-bearing deposits increased $23.0 million, or 21.6%, to $129.8 million at September 30, 1998, and noninterest-bearing deposits, increased $4.8 million, or 16.3%, to $34.2 million at September 30, 1998. The increase in interest-bearing deposits can be attributed to the popularity of a tiered money market product and continued success of the new branches in Waldwick and Ridgewood, Bergen County, New Jersey which opened during 1997. The Corporation also continues to benefit from the consolidation of other banking institutions as customers continue to look for personalized customer service in their local area.

The Corporation's primary focus during the past nine months was to continue to develop the new market bases developed with the new branches and products offered in 1997. A 24 hour telephone banking product has been established which allows customers to request balances, check inquiries, deposit transfers, and loan payments. Based on the popularity of this product, the Corporation will begin to assess the ability to provide a PC banking product in the future. The Corporation has also begun an analysis of a Debit card product and it is anticipated that this will be available for customers during 1999. The Corporation has recently filed applications with the State of New Jersey and the FDIC to open a new branch in Wayne, Passaic County, New Jersey. It is anticipated that the new location will provide products and services to a new customer area as well as enhance and supplement our current Wayne location. Pending approvals from the regulatory bodies and improvements completed to the branch location, management expects to provide this new branch location during the first quarter of 1999.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998

General

The Corporation reported net income of $1,204,000, or $1.22 basic earnings per share for the nine months ended September 30, 1998 compared to $1,075,000, or $1.11 basic earnings per share for the same period in 1997. The $129,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $757,000, or 16.0%, for the nine months ended September 30, 1998 as compared with the corresponding period in 1997. The increase was primarily due to an increase in average net interest-earning assets offered by a decrease in net interest margin.

Total interest income increased $1.6 million, or 21.1%, primarily due to an increase in the average volume of interest-earning assets partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $30.0 million, or 24.3%, from $123.7 million for the nine months ended September 30, 1997 to $153.7 million for the same period in 1998, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $20.3 million to an average $107.4 million for the nine months end September 30, 1998, from an average $87.1 million for the comparable period in 1997.

Interest paid on deposits and borrowed money increased $827,000, or 30.0%, due primarily to an increase in the average volume of total interest-bearing deposits and an increase in cost of funds as the Corporation becomes more reliant on its money market account products. The average balance of total interest-bearing deposits increased to $117.2 million for the nine months ended September 30, 1998 from $93.2 million for the comparable 1997 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product. Yields on deposits and borrowed money increased from 3.88% to 4.07% for the comparable period in 1998 due to the change in mix of deposit products for the nine months ended September 30, 1998.

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

The provision charged to operations totaled $90,000 during the nine months ended September 30, 1998 and 1997. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $109,000, or 17.3%, to $740,000 during the nine months ended September 30, 1998 when compared with $631,000 during the 1997 period. Contributing to this increase was a $91,000 increase in deposit-related fees and service charges caused by an the increased deposit base and an increase of $86,000 in gain on sale of mortgage loans due primarily to the increase in loans originated and sold during the three quarters of 1998 compared to the similar period in 1997. Partially offsetting these increases was a decrease in miscellaneous income of $68,000 due to nonrecurring income in 1997. The average yield on earning assets for the nine months ended September 30, 1998 was 7.97% compared with 8.22% for the nine months ended September 30, 1997 reflecting the decline in investment and lower yields.

Noninterest expense

Noninterest expense increased by approximately $651,000, or 17.6%, to $4.4 million for the nine months ended September 30, 1998, compared to $3.7 million for the same 1997 period. Salaries and employee benefits, the major component of noninterest expense, increased $284,000, or 15.7%, during the nine months ended September 30, 1998. This increase was due primarily to additions to staff for the Ridgewood branch, general increases for merit and performance and increases in employee benefits such as health insurance. Miscellaneous expenses increased $198,000, or 26.6% due to increases in consulting fees of $104,000 and deposit related costs of $78,000. The Corporation has utilized outside consultants to provide experience with data processing systems to help better utilize automated teller and platform systems and to analyze issues related to the assessment of Year 2000 issues. Occupancy and equipment expenses increased $123,000, or 24.3% due primarily to the establishment of the new branches and the ATM network.

Income taxes

Income tax expense totaled $583,000 and $497,000 during the nine months ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998

General

The Corporation reported net income of $420,000, or $.43 basic earnings per share for the three months ended September 30, 1998 compared to $392,000 or $.40 per share for the same period in 1997. The $28,000 increase in net income was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $233,000, or 14.1%, for the three months ended September 30, 1998 as compared with the corresponding period in 1997. The increase was primarily due to an increase in average net interest-earning assets offset by a decline in the interest rate spread.

Total interest income increased $547,000, or 20.8%, primarily due to an increase in the average volume of interest-earning assets offset by a decrease in the yields earned on most interest-earning asset categories reflecting lower market rates of interest. The average balance of interest-earning assets increased $40.4 million, or 32.7%, from $123.7 million for the three months ended September 30, 1997 to $164.1 million for the same period in 1998, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $18.6 million to an average $111.6 million for the three months ended September 30, 1998, from an average $93.0 million for the comparable period in 1997.

Interest paid on deposits and borrowed money increased $314,000, or 31.9%, due primarily to an increase in the average volume of total interest-bearing deposits and to higher rates paid on money market products. The average balance of total interest-bearing deposits increased to $126.0 million for the three months ended September 30, 1998 from $98.2 million for the comparable 1997 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market account.

Provision for loan losses

The provision charged to operations totaled $20,000 and $30,000 for each of the three months ended September 30, 1998 and 1997, respectively. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income decreased by $39,000, or 14.6%, to $228,000 during the three months ended September 30, 1998 when compared with $267,000 during the 1997 period. Contributing to this decrease was a $95,000 decline in miscellaneous income offset by an increase in gains on sales of mortgages of $23,000 and an increase in fees and service charges of $33,000. The decline in miscellaneous income was due primarily to a 1997 nonrecurring adjustment to miscellaneous income which occurred in the three months ended September 30, 1998.

Noninterest expenses

Noninterest expenses increased by approximately $179,000, or 13.9%, to $1.5 million for the three months ended September 30, 1998, compared to $1.3 million for the same 1997 period. Salaries and employee benefits, the major component of noninterest expenses, increased $95,000, or 15.4%, during the three months ended September 30, 1998. This increase was due primarily to additions to staff for the Ridgewood branch, general increases for merit and performance and increases in employee benefits such as health insurance. Miscellaneous expenses increased $39,000, or 14.7% due to increases in consulting fees of $37,000. The Corporation continued to utilize outside consultants to provide experience with data processing systems to help properly assess and develop test plans for Year 2000 issues. Occupancy and equipment increased $29,000, or 15.3% due primarily to the establishment of the Ridgewood branch in the fourth quarter of 1997.

Income taxes

Income tax expense totaled $202,000 and $205,000 during the three months ended September 30, 1998 and 1997, respectively.

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


                                                        09/30/98    06/30/98   03/31/98   12/31/97
                                                        --------    --------   --------   --------
                                                                   (Dollars in Thousands)
Nonaccrual loans: (1)                                    $   96      $   11     $    4     $   40
Loans past due 90 days or more: (2)                           4           7          8          4
Restructured loans:                                         540         552        629        652
                                                         ------      ------     ------     ------
     Total nonperforming loans                              640         570        641        696
Other real estate                                          --          --         --          229
                                                         ------      ------     ------     ------
     Total nonperforming assets                             640      $  570     $  641     $  925
                                                         ======      ======     ======     ======

Allowance for loan losses                                $1,542      $1,522     $1,492     $1,462
                                                         ======      ======     ======     ======

Nonaccrual loans to total loans                            0.09%       0.01%      --         0.04%
Nonperforming loans to total loans                         0.58%       0.54%      0.62%      0.69%
Nonperforming loans to total assets                        0.36%       0.33%      0.40%      0.47%
Nonperforming assets to total assets                       0.36%       0.33%      0.40%      0.62%
Allowance for loan losses to total loans                   1.39%       1.43%      1.43%      1.45%
Allowance for loan losses to non-
               performing loans                          240.94%     267.02%    232.76%    210.06%

--------------

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

There were no loans at September 30, 1998, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities area relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition.

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $10.6 million during the first nine months of 1998, as inveting activities used $19.4 million offset by financing and operating activities providing $28.0 million and $2.0 million, respectively.

Liquidity management is a daily and long-term function of business management. Excessliquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 1998 the Bank's capital ratios were as follows:

                                                Required    Actual    Excess
Risk-based Capital                              --------    ------    ------
      Tier 1                                      4.00%     10.91%     6.91%
      Total                                       8.00%     12.16%     4.16%
Leverage Ratio                                    3.00%      7.22%     4.22%


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

Management formed a Year 2000 Compliance Committee during 1997, which includes officers from all operating areas. The objectives of the Committee are to ensure that the Corporation will be prepared for the issues arising out of the Year 2000. The Corporation has conducted a comprehensive review of its operations to identify systems, vendors and customers that could be affected by the Year 2000 issue. The Committee has developed an implementation plan to test mission critical systems and to rectify any issues related to the processing of transactions in the year 2000 and beyond. The Corporation generally relies on independent third parties to provide data processing services and continues to assess and test the "readiness" of those parties. The Corporation will work with its significant borrowers, depositors, and vendors to ensure they are taking appropriate steps to become Year 2000 compliant.

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

ITEM III  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 1998, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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


                        STEWARDSHIP FINANCIAL CORPORATION


DATE:     November 13, 1998                      BY: /s/ PAUL VAN OSTENBRIDGE
      --------------------------------              ----------------------------
                                                       Paul Van Ostenbridge
                                                       President and Chief
                                                       Executive Officer




DATE:     November 13, 1998                      BY: /s/ JULIE E. HOLLAND
      --------------------------------              ----------------------------
                                                       Julie E. Holland
                                                       Vice President
                                                       and Treasurer