Form 10KSB
period 1998-12-31
STEWARDSHIP FINANCIAL CORP
filed 1999-03-31
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


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

                           Common Stock, no par value
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)



Indicate by check mark whether the Issuer: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 19, 1999 was $22,319,096.

The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of March 19, 1999 was 993,623.

For the fiscal year ended December 31, 1998, the Issuer had total revenues of $13,328,000.

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

Item 7      Financial Statements            Registrant's Annual Report to
                                            Shareholders under the
                                            caption "Consolidated
                                            Statements of Financial
                                            Condition"

Item 9      Directors and Executive         Proxy Statement for 1999
            Officers of the Company;        Annual Meeting of
            Compliance with Section         Shareholders under the caption,
            16(a) of the Exchange Act       "Compliance with Section 16(a) of
                                            the Securities Exchange Act of
                                            1934," to be filed no later than
                                            April 30, 1999

Item 10     Executive Compensation          Proxy Statement for 1999
                                            Annual Meeting of
                                            Shareholders under the caption,
                                            "Compensation Committee on
                                            Report on Executive Compensation,"
                                            to be filed no later than
                                            April 30, 1999

Item 11     Security Ownership of           Proxy Statement for 1999
            Certain Beneficial Owners       Annual Meeting of Shareholders
            and Management                  under the caption, "Stock
                                            Ownership of Management and
                                            Principal Stockholders," to be
                                            filed no later than
                                            April 30, 1999

Item 12     Certain Relationships and       Proxy Statement for 1999
            Related Transactions            Annual Meeting of Shareholders
                                            under the caption, "Interest of
                                            Management and Others in
                                            Certain Transactions," to be
                                            filed no later than
                                            April 30, 1999

                                     Part I

Item 1 - Description of Business

General

     Stewardship Financial Corporation (the "Corporation" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January, 1995 to serve as a holding company for Atlantic Stewardship Bank (the "Bank"). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Corporation for each outstanding share of the common stock of the Bank. The only significant activity of the Corporation is ownership and supervision of the Bank. The Corporation's main office is located at 630 Godwin Avenue, Midland Park, Bergen County, New Jersey 07432.

     The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its four branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, and 87 Berdan Avenue, Wayne, New Jersey. The Bank operates ATM machines at its Midland Park, Ridgewood, Waldwick, and Wayne branches. The Bank plans on opening its fifth branch located at 311 Valley Road, Wayne, New Jersey during April 1999.

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

Service Area

     The Corporation's service area primarily consists of the Bergen and Passaic County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and four existing branch offices in Hawthorne, Ridgewood, Waldwick, and Wayne, New Jersey.

Competition

     The Corporation operates in a highly competitive environment in competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Corporation. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Corporation's service area. Certain of these institutions have significantly higher lending limits than the Corporation and provide services to their customers which the Corporation does not offer.

     Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Corporation's service area, customers and business.

Employees

     At December 31, 1998, the Corporation employed 57 full-time employees and 34 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.


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

Bank Holding Company Regulation

     GENERAL. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to the regulation and supervision of the FRB. The Corporation is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighing. Most investment securities ( including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally concelable commitments have a 0% risk-weighing.

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

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhanced the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act had two main provisions. The first provision generally provided that commencing on September 29, 1995, bank holding companies could have acquired banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based holding companies.

     The second major provision of the Interstate Act permitted, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States could have, by legislation passed before June 1, 1997, opted out of the interstate bank merger provisions of the Interstate Act. In addition, states could have elected to opt in and allow interstate bank mergers prior to June 1, 1997.

     A final provision of the Interstate Act permitted banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch was located had adopted legislation specifically allowing interstate de novo branching.

     In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permitted an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation has enhanced competition in the New Jersey marketplace as bank holding companies located outside of New Jersey became freer to acquire institutions located within the state of New Jersey.


Item 2. Description of Property

     The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, and its four branch offices. A fifth branch located at 311 Valley Road, Wayne, New Jersey will be opened in April, 1999. The following table sets forth certain information regarding the Corporation's properties as of December 31, 1997.

                                     Leased                     Date of Lease
Location                            or Owned                     Expiration
--------                            --------                     ----------

630 Godwin Avenue                     Owned                          --
Midland Park, NJ

386 Lafayette Avenue                  Owned                          --
Hawthorne, NJ

190 Franklin Avenue                   Leased                      10/31/07
Ridgewood, NJ

30 Franklin Turnpike                  Leased                      03/31/02
Waldwick, NJ

87 Berdan Avenue                      Leased                      08/31/99
Wayne, NJ

311 Valley Road                       Leased                      11/30/03
Wayne, NJ

Item 3 - Legal Proceedings

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1998.

                                     Part II


Item 5 - Market for the Common Equity and Related Stockholder Matters

     Commencing in November 1997, the Company's Common Stock began trading on the NASDAQ Bulletin Board under the symbol "SSFN". As of December 31, 1998, there were 695 stockholders of record of the Common stock.

     The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the NASDAQ Bulletin Board for the quarterly periods presented. The Common Stock of the Company is thinly traded, and the prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions, as such. The stock prices and cash dividends set forth below also reflect adjustments related to a two-for-one stock split completed in 1997, and a 5% stock dividend paid on June 1, 1998.

                                       Bid
                               ---------------------
                                                             Cash
                                High           Low         Dividend
                               ------         ------       --------
Year Ended December 31, 1998
Fourth quarter                 $27.00         $26.00         $0.07
Third quarter                   26.50          25.50          0.07
Second quarter                    N/A            N/A          0.07
First quarter                     N/A            N/A          0.07

Fourth quarter                    N/A            N/A           --
Third quarter                     N/A            N/A          0.11
Second quarter                    N/A            N/A           --
First quarter                     N/A            N/A          0.11

----------
N/A indicated no regularly published bid prices available.

     The Corporation may pay dividends as declared from time to time by the Corporation's Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Corporation's main source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Corporation's ability to pay dividends. Under the Banking Act, no cash dividend may be paid by the Bank unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatory imposed minimums.

     During fiscal 1998, the Corporation paid quarterly cash dividends of $0.07 per share for an annual dividend payout ratio of 16.70%. During fiscal 1997, the Corporation paid semi-annual cash dividends of $0.11 per share for an annual dividend payout ratio of 15.16%.


Item 6 - Management's Discussion and Analysis or Plan of Operation

     The information required by this item is incorporated by reference from page 14 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 7 - Financial Statements

     The information required by this item is incorporated by reference from page 30 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 9 - Directors and Executive Officers of the Corporation; Compliance with
         Section 16(a) of the Exchange Act

     Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

     The following table sets forth information about each significant employee of the Corporation who is not also a director.


                                                    Principal Occupation
Name, Age and Position       Officer Since (1)     During Past Five Years
----------------------       -----------------     ----------------------

Julie E. Holland, 39,              1997            Vice President, Accounting
Vice President                                     Atlantic Stewardship Bank
                                                   April, 1997
                                                   Assistant Vice President,
                                                   Accounting
                                                   Atlantic Stewardship Bank
                                                   March, 1995
                                                   Assistant Controller,
                                                   Accounting,
                                                   Atlantic Stewardship Bank
                                                   May, 1994

M. Bernard Joustra, 62,            1991            Vice President,
Vice President                                     Commercial Lending,
                                                   Atlantic Stewardship Bank

(1)  Includes prior service as an officer of the Bank.


Item 10 - Executive Compensation

     Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders under the caption "Executive Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Stockholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

Item 12 - Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.


Item 13 - Exhibits, Lists and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number               Description of Exhibits
------               -----------------------
3(i)                 Certificate of Incorporation of the Corporation (1)
3(ii)                Bylaws of the Corporation (1)
10(i)*               1995 Incentive Stock Option Plan (1)
10(ii)*              1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)*             1995 Employee Stock Purchase Plan (2)
10(iv)*              Stock Bonus Plan (2)
10(v)                Stewardship Financial Corporation Dividend Reinvestment
                     Plan (3)
10(vi)*              Stewardship Financial Corporation Director Stock Plan (4)
10(vii)*             Amended and Restated 1995 Stock Option Plan filed herewith
10(viii)*            Amended and Restated Director Stock Plan filed herewith
13                   Annual Report to Shareholders for the year ended
                     December 31, 1998
21                   Subsidiaries of the Registrant (1)
23                   Consent of KPMG LLP
27                   Financial Data Schedule

----------

(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21), from the Corporation's
     Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(2) Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation's Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(3) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K
         None.

                        STEWARDSHIP FINANCIAL CORPORATION

                                INDEX TO EXHIBITS


Exhibit
Number               Description of Exhibits
------               -----------------------

3(i)                 Certificate of Incorporation of the Corporation (1)
3(ii)                Bylaws of the Corporation (1)
10(i)                1995 Incentive Stock Option Plan (1)
10(ii)               1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)              1995 Employee Stock Purchase Plan (2)
10(iv)               Stock Bonus Plan (2)
10(v)                Stewardship Financial Corporation Dividend Reinvestment
                     Plan (3)
10(vi)               Stewardship Financial Corporation Director Stock Plan (4)
10(vii)              Amended and Restated 1995 Stock Option Plan filed herewith
10(viii)             Amended and Restated Director Stock Plan filed herewith
13                   Annual Report to Shareholders for the year ended
                     December 31, 1998
21                   Subsidiaries of the Registrant (1)
23                   Consent of KPMG LLP
27                   Financial Data Schedule

----------

(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21), from the
     Corporation's Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(2) Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation's Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

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


                                      STEWARDSHIP FINANCIAL CORPORATION

                                      By:   /s/ Paul Van Ostenbridge
                                           -----------------------------------
                                                     Paul Van Ostenbridge
                                                     Chief Executive Officer
                                                     Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                              Title                    Date
           ----                              -----                    ----
   /s/ Paul Van Ostenbridge           Chief Executive Officer    March 29, 1999
   ---------------------------
   Paul Van Ostenbridge

   /s/ Julie E. Holland               Principal Financial        March 29, 1999
   ---------------------------        Officer and Principal
   Julie E. Holland                   Accounting Officer


   /s/ William Almroth                Director                   March 29, 1999
   ---------------------------
   William Almroth

   /s/ Harold Dyer                    Director                   March 29, 1999
   ---------------------------
   Harold Dyer

   /s/ Edward Fylstra                 Secretary and Director     March 29, 1999
   ---------------------------
   Edward Fylstra

   /s/ William Hanse                  Director                   March 29, 1999
   ---------------------------
   William Hanse

   /s/ Margo Lane                     Director                   March 29, 1999
   ---------------------------
   Margo Lane

   /s/ Arie Leegwater                 Chairman of the Board      March 29, 1999
   ---------------------------        and Director
   Arie Leegwater

   /s/ John L. Steen                  Vice Chairman of the       March 29, 1999
   ---------------------------        Board and Director
   John L. Steen

   /s/ Robert J. Turner               Director                   March 29, 1999
   ---------------------------
   Robert J. Turner

   /s/ William J. VanderEems          Director                   March 29, 1999
   ---------------------------
   William J. VanderEems