Form 10QSB
period 1999-03-31
STEWARDSHIP FINANCIAL CORP
filed 1999-05-11
CIK 1023860

================================================================================



                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

(  )     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
            ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             New Jersey                                 22-3351447
  -------------------------------             --------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

    630 Godwin Avenue, Midland Park,  NJ                  07432
  ----------------------------------------              ---------
  (Address of principal executive offices)              (Zip Code)

                                 (201) 444-7100
                           ---------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of April 30, 1999, was 993,815.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ----


================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                      --------

PART I  --  CONSOLIDATED FINANCIAL INFORMATION
----------------------------------------------

ITEM I  --   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 1999 and December 31, 1998 (Unaudited) .....           1

         Consolidated Statements of Income for the Three
         Months ended March 31, 1999 and 1998 (Unaudited).........           2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1999 and 1998 (Unaudited) ........           3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended
         March 31, 1999 (Unaudited) ..............................           4

         Notes to Consolidated Financial Statements (Unaudited) ..      5 - 10

ITEM II  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS ........................................     11 - 15

ITEM III --   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK .................................          15

PART II  --   OTHER INFORMATION
-------------------------------

ITEM 1 THRU ITEM 6 ...............................................          16

SIGNATURES .......................................................          17
----------

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                             March 31,       December 31,
                                                               1999              1998
                                                           -------------    -------------
ASSETS
Cash and due from banks ................................   $   6,404,000    $   7,379,000
Commercial paper and interest-bearing due from banks ...       3,093,000        5,045,000
Federal funds sold .....................................       2,575,000        4,575,000
                                                           -------------    -------------
       Cash and cash equivalents .......................      12,072,000       16,999,000

Securities available for sale ..........................      16,965,000       18,578,000
Securities held to maturity; estimated fair value
    of $22,885,000 (1999) and $22,757,000 (1998) .......      22,753,000       22,513,000
FHLB-NY stock, at cost .................................         663,000          557,000
Loans, net of allowance for loan losses
    of $1,616,000 (1999) and $1,542,000 (1998) .........     127,174,000      121,508,000
Mortgage loans held for sale ...........................         404,000          793,000
Premises and equipment, net ............................       2,606,000        2,484,000
Accrued interest receivable ............................       1,209,000        1,229,000
Intangible assets, net of accumulated amortization of
    $298,000 (1999) and $284,000 (1998) ................         451,000          465,000
Other assets ...........................................         934,000          844,000
                                                           -------------    -------------
       Total assets ....................................   $ 185,231,000    $ 185,970,000
                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing ................................   $  36,555,000    $  39,234,000
    Interest-bearing ...................................     132,801,000      131,487,000
                                                           -------------    -------------
        Total deposits .................................     169,356,000      170,721,000

Securities sold under agreements to repurchase .........         562,000          662,000
Accrued expenses and other liabilities .................       1,377,000        1,038,000
                                                           -------------    -------------
        Total liabilities ..............................     171,295,000      172,421,000
                                                           -------------    -------------
Commitments and contingencies ..........................            --               --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  993,623 and 990,284 shares issued outstanding at
  March 31, 1999 and December 31, 1998, respectively ...       6,735,000        6,645,000
Retained earnings ......................................       7,232,000        6,867,000
Accumulated other comprehensive income .................         (31,000)          37,000
                                                           -------------    -------------
        Total stockholders' equity .....................      13,936,000       13,549,000
                                                           -------------    -------------
        Total liabilities and stockholders' equity .....   $ 185,231,000    $ 185,970,000
                                                           =============    =============


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           1999          1998
                                                       -----------    -----------
Interest income:
     Loans .........................................   $ 2,558,000    $ 2,245,000
     Securities held to maturity
       Taxable .....................................       148,000        207,000
       Non-taxable .................................       137,000         99,000
     Securities available for sale .................       242,000        188,000
     Other interest-earning assets .................       116,000        126,000
                                                       -----------    -----------
          Total interest income ....................     3,201,000      2,865,000
                                                       -----------    -----------

Interest expense:
     Deposits ......................................     1,102,000      1,100,000
     Borrowed money ................................        13,000          7,000
                                                       -----------    -----------
          Total interest expense ...................     1,115,000      1,107,000
                                                       -----------    -----------

Net interest income before provision for loan losses     2,086,000      1,758,000
Provision for loan losses ..........................        75,000         40,000
                                                       -----------    -----------
Net interest income after provision for loan losses      2,011,000      1,718,000
                                                       -----------    -----------

Noninterest income:
     Fees and service charges ......................       190,000        155,000
     Gain on sales of mortgage loans ...............        42,000         25,000
     Miscellaneous .................................        35,000         35,000
                                                       -----------    -----------
           Total noninterest income ................       267,000        215,000
                                                       -----------    -----------

Noninterest expenses:
     Salaries and employee benefits ................       741,000        679,000
     Occupancy, net ................................       110,000         96,000
     Equipment .....................................       116,000         99,000
     Data processing ...............................        91,000         78,000
     Advertising ...................................        53,000         27,000
     FDIC insurance premium ........................         6,000          5,000
     Amortization of intangible assets .............        14,000         16,000
     Other real estate owned expense ...............        (1,000)       (30,000)
     Charitable contributions ......................        62,000         54,000
     Stationery and supplies .......................        48,000         44,000
     Miscellaneous .................................       370,000        299,000
                                                       -----------    -----------
          Total noninterest expenses ...............     1,610,000      1,367,000
                                                       -----------    -----------

Income before income tax expense ...................       668,000        566,000
Income tax expense .................................       214,000        184,000
                                                       -----------    -----------
Net income .........................................   $   454,000    $   382,000
                                                       ===========    ===========

Basic earnings per share ...........................         $0.46          $0.39
                                                             =====          =====
Diluted earnings per share .........................         $0.45          $0.39
                                                             =====          =====

Weighted average number of common shares outstanding       992,422        980,551
                                                           =======        =======
Weighted average number of diluted common
     shares outstanding ............................     1,008,868        988,108
                                                         =========        =======


Per share data has been restated to reflect a 5% stock dividend paid in June 1, 1998.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                              1999             1998
                                                                           -----------     ------------
Cash flows from operating activities:
     Net income ........................................................   $   454,000      $    382,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment .......       124,000            96,000
         Amortization of premiums and accretion of discounts, net ......        25,000            15,000
         Accretion of deferred loan fees ...............................        (6,000)          (14,000)
         Provision for loan losses .....................................        75,000            40,000
         Originations of mortgage loans held for sale ..................    (3,318,000)       (1,999,000)
         Proceeds from sale of mortgage loans ..........................     3,749,000         2,227,000
         Gain on sale of mortgage loans ................................       (42,000)          (25,000)
         Deferred income tax benefit ...................................       (36,000)          (13,000)
         Amortization of intangibles ...................................        14,000            16,000
         Decrease (increase) in accrued interest receivable ............        20,000           (11,000)
         Increase in other assets ......................................       (17,000)         (423,000)
         Increase in other liabilities .................................       339,000           115,000
                                                                           -----------      ------------
           Net cash provided by operating activities ...................     1,381,000           406,000
                                                                           -----------      ------------

Cash flows from investing activities:
     Purchase of securities available for sale .........................    (1,095,000)       (3,442,000)
     Proceeds from maturities and principal repayments
        on securities available for sale ...............................     1,339,000           797,000
     Proceeds from call on securities available for sale ...............     1,250,000              -
     Purchase of securities held to maturity ...........................    (2,884,000)       (1,685,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity .................................       933,000         1,658,000
     Proceeds from call on securities held to maturity .................     1,700,000           500,000
     Purchase of FHLB-NY stock .........................................      (105,000)          (47,000)
     Net increase in loans .............................................    (5,736,000)       (3,253,000)
     Sale of other real estate owned ...................................           -             229,000
     Additions to premises and equipment ...............................      (247,000)          (17,000)
                                                                           -----------      ------------
           Net cash used in investing activities .......................    (4,845,000)       (5,260,000)
                                                                           -----------      ------------

Cash flows from financing activities:
     Net (decrease) increase in noninterest-bearing deposits ...........    (2,679,000)        1,777,000
     Net increase in interest-bearing deposits .........................     1,315,000         7,679,000
     Net decrease in securities sold under agreements to repurchase ....      (100,000)             -
     Cash dividends paid on common stock ...............................       (89,000)          (65,000)
     Common stock issued under stock plans .............................        90,000            64,000
                                                                           -----------      ------------
           Net cash (used in) provided by financing activities .........    (1,463,000)        9,455,000
                                                                           -----------      ------------

Net (decrease) increase in cash and cash equivalents ...................    (4,927,000)        4,601,000
Cash and cash equivalents - beginning ..................................    16,999,000        12,672,000
                                                                           -----------      ------------
Cash and cash equivalents - ending .....................................   $12,072,000      $ 17,273,000
                                                                           ===========      ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ............................   $ 1,161,000      $  1,146,000
     Cash paid during the year for income taxes ........................        50,000            10,000


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                         For the Period Ended March 31, 1999
                                                        -----------------------------------------------------------------------
                                                                                                  Accumulated
                                                              Common Stock                           Other
                                                        ------------------------     Retained    Comprehensive
                                                           Shares       Amount        Earnings       Income          Total
                                                        ------------  ----------     ----------   --------------  ------------
Balance -- December 31, 1998 .......................      990,284     $6,645,000     $6,867,000     $  37,000     $ 13,549,000
Dividends Paid .....................................          -              -          (89,000)          -            (89,000)
Issuance of common stock ...........................        3,339         90,000            -             -             90,000
Comprehensive income:
   Net income for the three months
    ended March 31, 1999 ...........................          -              -          454,000           -            454,000
   Unrealized holding loss on securities
    available for sale arising during the period
    (net of tax of $42,000) ........................          -              -              -         (68,000)         (68,000)
                                                                                                                  ------------
Total comprehensive income, net of tax .............                                                                   386,000
                                                          -------     ----------     ----------     ---------     ------------
Balance -- March 31, 1999 ..........................      993,623     $6,735,000     $7,232,000     $ (31,000)    $ 13,936,000
                                                          =======     ==========     ==========     =========     ============



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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 1999 and December 31, 1998. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                                         March 31, 1999
                                                             -----------------------------------------------------------------------
                                                                                    Gross               Gross
                                                              Amortized           Unrealized          Unrealized          Carrying
                                                                Cost                Gains               Losses              Value
                                                             -----------         -----------         ------------       ------------
U.S. Treasury securities ...........................         $ 3,202,000            $41,000            $   --           $ 3,243,000
U.S. Government agencies ...........................           7,568,000              4,000             111,000           7,461,000
Obligations of state and political
  subdivisions .....................................             523,000              9,000                --               532,000
Mortgage-backed securities .........................           5,721,000             39,000              31,000           5,729,000
                                                             -----------            -------            --------         -----------
                                                             $17,014,000            $93,000            $142,000         $16,965,000
                                                             ===========            =======            ========         ===========


                                                                                         December 31, 1998
                                                             -----------------------------------------------------------------------
                                                                                    Gross               Gross
                                                              Amortized           Unrealized          Unrealized          Carrying
                                                                Cost                Gains               Losses              Value
                                                             -----------         -----------         ------------       ------------
U.S. Treasury securities ...........................         $ 3,203,000           $ 77,000             $  --           $ 3,280,000
U.S. Government agencies ...........................           8,213,000             24,000              32,000           8,205,000
Obligations of state and political
  subdivisions .....................................             524,000              9,000                --               533,000
Mortgage-backed securities .........................           6,578,000             39,000              57,000           6,560,000
                                                             -----------            -------            --------         -----------
                                                             $18,518,000           $149,000             $89,000         $18,578,000
                                                             ===========           ========            =======         ===========

NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 1999 and December
31, 1998. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                                            March 31, 1999
                                                             -----------------------------------------------------------------------
                                                                                    Gross               Gross             Estimated
                                                               Carrying          Unrealized          Unrealized             Fair
                                                                Value               Gains               Losses             Value
                                                             -----------         -----------         ------------       ------------
U.S. Treasury securities ...........................         $   948,000           $ 14,000             $  --           $   962,000
U.S. Government agencies ...........................           6,614,000             13,000              66,000           6,561,000
Obligations of state and political
  subdivisions .....................................          13,747,000            167,000              11,000          13,903,000
Mortgage-backed securities .........................           1,444,000             21,000               6,000           1,459,000
                                                             -----------            -------            --------         -----------
                                                             $22,753,000           $215,000             $83,000         $22,885,000
                                                             ===========           ========            =======         ===========


                                                                                           December 31, 1998
                                                             -----------------------------------------------------------------------
                                                                                    Gross               Gross            Estimated
                                                               Carrying          Unrealized          Unrealized            Fair
                                                                Value               Gains               Losses             Value
                                                             -----------         -----------         ------------       ------------
U.S. Treasury securities ...........................         $   948,000           $ 31,000            $  --           $   979,000
U.S. Government agencies ...........................           7,123,000             36,000             10,000           7,149,000
Obligations of state and political
  subdivisions .....................................          12,359,000            181,000              8,000          12,532,000
Mortgage-backed securities .........................           2,083,000             22,000              8,000           2,097,000
                                                             -----------            -------            --------         -----------
                                                             $22,513,000           $270,000            $26,000         $22,757,000
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


                                                 March 31,        December 31,
                                                   1999              1998
                                               ------------      ------------
Mortgage
     Residential .........................     $ 27,141,000      $ 24,784,000
     Commercial ..........................       48,462,000        46,375,000
Commercial ...............................       19,205,000        18,995,000
Equity ...................................        3,412,000         3,593,000
Installment ..............................       29,928,000        29,290,000
Other ....................................          753,000           126,000
                                               ------------      ------------
        Total loans ......................      128,901,000       123,163,000
                                               ------------      ------------

Less:  Deferred loan fees ................          111,000           113,000
          Allowance for loan losses ......        1,616,000         1,542,000
                                               ------------      ------------
                                                  1,727,000         1,655,000
                                               ------------      ------------
        Loans, net .......................     $127,174,000      $121,508,000
                                               ============      ============

NOTE 6.  ALLOWANCE FOR LOAN LOSSES

                                                Three Months Ended March 31,
                                                ---------------------------
                                                   1999           1998
                                                ----------      ----------
Balance, beginning of period ..............     $1,542,000      $1,462,000
Provision charged to operations ...........         75,000          40,000
Recoveries of loans charged off ...........        10,000              --
Loans charged off .........................        (11,000)        (10,000)
                                                ----------      ----------
Balance, end of period ....................     $1,616,000      $1,492,000
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

                                                     March 31,      December 31,
                                                       1999            1998
                                                    ----------      ------------
Impaired loans
    With related allowance for loan losses ......      $   --         $64,000
    Without related allowance for loan losses ...       4,000           4,000
                                                       ------         -------
Total impaired loans ............................      $4,000         $68,000
                                                       ======         =======
Related allowance for loan losses ...............      $   --         $ 3,000
                                                       ======         =======

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 16,446 and 7,557 shares at March 31, 1999 and 1998, respectively.

All share and per share amounts have been restated to reflect the 5% stock dividend paid June 1, 1998.

NOTE 9. COMPREHENSIVE INCOME

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130 for interim period reporting, the Corporation's total comprehensive income for the three months ended March 31, 1999 and 1998 was $386,000 and $371,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Account Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.

The Corporation must adopt SFAS No. 133 by January 1, 2000, however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Corporation anticipates that the adoption of SFAS No. 133 will not have a material impact on financial statements.

On October 9, 1998 the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. This statement is effective for fiscal quarters beginning after December 15, 1998. Early application was permitted. The adoption of this statement by the Corporation did not have a material effect on the financial statements of the Corporation.

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased by $0.8 million, or 0.4%, from $186.0 million at December 31, 1998 to $185.2 million at March 31, 1999. Despite the slight decrease in assets, net loans increased $5.7 million with offsetting decreases of $4.9 million in cash and cash equivalents and $1.6 million in securities available for sale. The composition of the loan portfolio is basically unchanged at March 31, 1999 when compared with the portfolio at December 31, 1998.

Total deposits decreased $1.4 million, or 0.8%, to $169.4 million at March 31, 1999 from $170.7 million at December 31, 1998. Interest-bearing deposits increased $1.3 million, or 1.0%, to $132.8 million at March 31, 1999, and noninterest-bearing deposits, decreased $2.7 million, or 6.8%, to $36.6 million at March 31, 1999. The slight increase in interest-bearing deposits can be attributed to the continued popularity of the tiered money market product. The decrease in noninterest-bearing deposits occurred predominantly in commercial deposits and reflected normal seasonal trends in this product.

The Corporation's primary focus during the past three months was to continue to concentrate on developing the market bases of the new branches and products offered in 1997 and to enhance our market position in the Wayne, Passaic County, New Jersey area with the creation of a new branch. The new branch successfully opened on April 17, 1999. Management believes that this enhancement to our branch delivery system will help existing customers and attract a new customer base. The Corporation has begun initial assessment of the ability to provide a PC banking product in the future and continues to analyze a Debit card program. It is anticipated that both products will be available for customers in 2000. It is believed that the mix of electronic and branch delivery systems will continue to provide strong personalized service to our customers.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999

General

The Corporation reported net income of $454,000, or $0.46 basic earnings per share for the three months ended March 31, 1999 compared to $382,000, or $.39 basic earnings per share for the same period in 1998. The $72,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $328,000, or 18.7%, for the three months ended March 31, 1999 as compared with the corresponding period in 1998. The increase was primarily due to an increase in average net interest-earning assets offset by a slight decrease in net interest margin.

Total interest income increased $336,000, or 11.7%, primarily due to an increase in the average volume of interest-earning assets partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $30.1 million, or 20.8%, from $144.8 million for the three months ended March 31, 1998 to $174.9 million for the same period in 1999, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $23.9 million to an average $129.0 million for the three months end March 31, 1999, from an average $105.1 million for the comparable period in 1998.

Interest paid on deposits and borrowed money increased by only $8,000, or 0.70%, due primarily to a decrease in cost of funds as the Corporation responded to declines in market rates by lowering rates on all interest-bearing deposit products. The average balance of total interest-bearing deposits increased to $131.0 million for the three months ended March 31, 1999 from $109.8 million for the comparable 1998 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product. Yields on deposits and borrowed money decreased from 4.06% for the period ended March 31, 1998 to 3.41% for the comparable period in 1999 .

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and actual losses are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $75,000 and $40,000 during the three months ended March 31, 1999 and 1998. The increase in the provision was due to the general increase in the loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $52,000, or 24.2%, to $267,000 during the three months ended March 31, 1999 when compared with $215,000 during the 1998 period. Contributing to this increase was a $35,000 increase in deposit-related fees and service charges caused by the increased deposit base and an increase of $17,000 in gain on sale of mortgage loans due primarily to the increase in loans originated and sold during the first quarter of 1999 compared to the similar period in 1998.

Noninterest expense

Noninterest expense increased by approximately $243,000, or 17.1%, to $1.6 million for the three months ended March 31, 1999, compared to $1.4 million for the same 1998 period. Salaries and employee benefits, the major component of noninterest expense, increased $62,000, or 9.1%, during the three months ended March 31, 1999. This increase was due primarily to additions to staff for the new Wayne Valley branch and lending operations and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $44,000, or 16.1% due to the new branch and additional computer upgrades. Miscellaneous expenses increased $71,000, or 23.7% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $214,000 and $184,000 during the three months ended March 31, 1999 and 1998, respectively.

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

                                                                     03/31/99        12/31/98          09/30/98            06/30/98
                                                                    ----------       --------          --------            --------
                                                                                           (Dollars in Thousands)
Nonaccrual loans: (1) .....................................            $    4          $    4             $   96             $   11
Loans past due 90 days or more: (2) .......................              --                64                  4                  7

Restructured loans: .......................................                29             480                540                552
                                                                       ------          ------             ------             ------
     Total nonperforming loans ............................            $   33          $  548             $  640             $  570
                                                                       ======          ======             ======             ======
Allowance for loan losses .................................            $1,616          $1,542             $1,542             $1,522
                                                                       ======          ======             ======             ======

Nonaccrual loans to total loans ...........................                -%              -%              0.09%              0.01%
Nonperforming loans to total loans ........................             0.03%           0.45%              0.58%              0.54%
Nonperforming loans to total assets .......................             0.02%           0.29%              0.36%              0.33%
Allowance for loan losses to total loans ..................             1.27%           1.25%              1.39%              1.43%


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

There were no loans at March 31, 1999, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $4.9 million during the first three months of 1999, as investing activities and financing activities used $4.8 million and $1.5 million, respectively offset by operating activities providing $1.4 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 1999 the Bank's capital ratios were as follows:

                                            Required       Actual        Excess
                                            --------       ------        ------
Risk-based Capital
         Tier 1 .....................        4.00%         10.71%         6.71%
         Total ......................        8.00%         11.96%         3.96%
Leverage Ratio ......................        3.00%          7.33%         4.33%

YEAR 2000 ISSUES

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past, computer programs allocated only two digits to a year, (i.e. 1998 was represented as 98.) Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment which utilizes processors or computer microchips.

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

The Corporation expects that all appropriate year 2000 compliance testing, including third party vendors and interfaces will be completed in the first half of 1999.

Although contingency plans will be developed, the Corporation continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e. vendors) do not appropriately address their own compliance.

The Corporation has developed a budget for Year 2000 costs which includes hardware and software replacement and upgrades, consulting and testing expense and a reallocation of human resource expense. Total cost is estimated at $350,000 with approximately $150,000 expensed to date. It is not anticipated that this will materially affect the performance of the Corporation in the future.

ITEM III  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 1999, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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

                        STEWARDSHIP FINANCIAL CORPORATION



DATE: May 10, 1999                          BY:  /s/ PAUL VAN OSTENBRIDGE
     -------------------------                   ----------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                   Officer




DATE: May 10, 1999                          BY: /s/ JULIE E. HOLLAND
     -------------------------                  ------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer