Form 10QSB
period 1999-06-30
STEWARDSHIP FINANCIAL CORP
filed 1999-08-13
CIK 1023860

FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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
Yes X    No
   ---     ---

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of August 4, 1999, was 1,505,864.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ----

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition
        at June 30, 1999 and December 31, 1998 (Unaudited) .............     1

        Consolidated Statements of Income for the Six
        Months ended June 30, 1999 and 1998 ( Unaudited) ...............     2

        Consolidated Statements of Income for the Three
        Months ended June 30, 1999 and 1998 ( Unaudited) ...............     3

        Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1999 and 1998 (Unaudited) ................     4

        Consolidated Statement of Changes in Stockholders'
        Equity for the Six Months ended
        June 30, 1999 (Unaudited) ......................................     5

        Notes to Consolidated Financial Statements (Unaudited) .........  6 - 11


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS .................................................... 12 - 18

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK .............................................    18

PART II - OTHER INFORMATION
---------------------------

ITEM 1 THRU ITEM 6 .....................................................    19

SIGNATURES .............................................................    20
----------

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                     June 30,        DECEMBER 31,
                                                                       1999              1998
                                                                --------------------------------
ASSETS

Cash and due from banks                                         $   6,872,000      $   7,379,000
Commercial paper and interest-bearing due from banks                  136,000          5,045,000
Federal funds sold                                                  2,000,000          4,575,000
                                                                --------------------------------
       Cash and cash equivalents                                    9,008,000         16,999,000


Securities available for sale                                      16,002,000         18,578,000
Securities held to maturity; estimated fair value
    of $20,864,000 (1999) and $22,757,000 (1998)                   21,088,000         22,513,000
FHLB-NY stock, at cost                                                663,000            557,000
Loans, net of allowance for loan losses of
    $1,676,000 (1999) and $1,542,000 (1998)                       134,591,000        121,508,000
Mortgage loans held for sale                                          673,000            793,000
Premises and equipment, net                                         2,689,000          2,484,000
Accrued interest receivable                                         1,232,000          1,229,000
Intangible assets, net of accumulated amortization of
    $312,000 (1999) and $284,000 (1998)                               437,000            465,000
Other assets                                                        1,059,000            844,000
                                                                --------------------------------

       Total assets                                             $ 187,442,000      $ 185,970,000
                                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                         $  38,347,000      $  39,234,000
    Interest-bearing                                              132,180,000        131,487,000
                                                                --------------------------------

        Total deposits                                            170,527,000        170,721,000

Securities sold under agreements to repurchase                      1,414,000            662,000
Accrued expenses and other liabilities                              1,231,000          1,038,000
                                                                --------------------------------

        Total liabilities                                         173,172,000        172,421,000
                                                                --------------------------------

Commitments and contingencies                                            --                 --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,501,595 and 1,485,426 shares issued outstanding at
     June 30, 1999 and December 31, 1998, respectively              6,889,000          6,645,000
Retained earnings                                                   7,621,000          6,867,000
Accumulated other comprehensive income:                              (240,000)            37,000
                                                                --------------------------------

        Total stockholders' equity                                 14,270,000         13,549,000
                                                                --------------------------------

        Total liabilities and stockholders' equity              $ 187,442,000      $ 185,970,000
                                                                ================================

Share data has been restated to reflect a 3 for 2 stock split completed July 1, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                               -------------------------------
                                                                   1999               1998
                                                               -------------------------------
Interest income:
     Loans                                                     $ 5,274,000        $ 4,552,000
     Securities held to maturity
       Taxable                                                     282,000            419,000
       Non-taxable                                                 280,000            196,000
     Securities available for sale                                 482,000            415,000
     Other interest-earning assets                                 169,000            317,000
                                                               ------------------------------
          Total interest income                                  6,487,000          5,899,000
                                                               ------------------------------

Interest expense:
     Deposits                                                    2,192,000          2,271,000
     Borrowed money                                                 24,000             14,000
                                                               ------------------------------
          Total interest expense                                 2,216,000          2,285,000
                                                               ------------------------------

Net interest income before provision for loan losses             4,271,000          3,614,000
Provision for loan losses                                          150,000             70,000
                                                               ------------------------------
Net interest income after provision for loan losses              4,121,000          3,544,000
                                                               ------------------------------

Noninterest income:
     Fees and service charges                                      408,000            347,000
     Gain on sales of mortgage loans                                58,000             75,000
     Miscellaneous                                                  89,000             90,000
                                                               ------------------------------
           Total noninterest income                                555,000            512,000
                                                               ------------------------------

Noninterest expenses:
     Salaries and employee benefits                              1,543,000          1,382,000
     Occupancy, net                                                230,000            193,000
     Equipment                                                     246,000            219,000
     Data processing                                               171,000            148,000
     Advertising                                                    95,000             81,000
     FDIC insurance premium                                         12,000             10,000
     Amortization of intangible assets                              28,000             31,000
     Other real estate owned expense                                (1,000)           (30,000)
     Charitable contributions                                      130,000            117,000
     Stationery and supplies                                       111,000            101,000
     Miscellaneous                                                 733,000            639,000
                                                               ------------------------------
          Total noninterest expenses                             3,298,000          2,891,000
                                                               ------------------------------

Income before income tax expense                                 1,378,000          1,165,000
Income tax expense                                                 445,000            381,000
                                                               ==============================
Net income                                                     $   933,000        $   784,000
                                                               ==============================

Basic earnings per share                                       $      0.62        $      0.53
                                                               ==============================
Diluted earnings per share                                     $      0.61        $      0.53
                                                               ==============================

Weighted average number of common shares outstanding             1,492,796          1,475,787
                                                               ==============================
Weighted average number of diluted common
     shares outstanding                                          1,517,610          1,492,160
                                                               ==============================


Per share data has been restated to reflect a 3 for 2 stock split issued July 1, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                ----------------------------
                                                                    1999             1998
                                                                ----------------------------
Interest income:
     Loans                                                      $2,716,000        $2,307,000
     Securities held to maturity
       Taxable                                                     134,000           212,000
       Non-taxable                                                 143,000            97,000
     Securities available for sale                                 240,000           227,000
     Other interest-earning assets                                  53,000           191,000
                                                                ----------------------------
          Total interest income                                  3,286,000         3,034,000
                                                                ----------------------------

Interest expense:
     Deposits                                                    1,090,000         1,171,000
     Borrowed money                                                 11,000             7,000
                                                                ----------------------------
          Total interest expense                                 1,101,000         1,178,000
                                                                ----------------------------

Net interest income before provision for loan losses             2,185,000         1,856,000
Provision for loan losses                                           75,000            30,000
                                                                ----------------------------
Net interest income after provision for loan losses              2,110,000         1,826,000
                                                                ----------------------------

Noninterest income:
     Fees and service charges                                      218,000           192,000
     Gain on sales of mortgage loans                                16,000            50,000
     Miscellaneous                                                  54,000            55,000
                                                                ----------------------------
           Total noninterest income                                288,000           297,000
                                                                ----------------------------

Noninterest expenses:
     Salaries and employee benefits                                802,000           703,000
     Occupancy, net                                                120,000            97,000
     Equipment                                                     130,000           120,000
     Data processing                                                80,000            70,000
     Advertising                                                    42,000            54,000
     FDIC insurance premium                                          6,000             5,000
     Amortization of intangible assets                              14,000            15,000
     Other real estate owned expense                                     0                 0
     Charitable contributions                                       68,000            63,000
     Stationery and supplies                                        63,000            57,000
     Miscellaneous                                                 363,000           340,000
                                                                ----------------------------
          Total noninterest expenses                             1,688,000         1,524,000
                                                                ----------------------------

Income before income tax expense                                   710,000           599,000
Income tax expense                                                 231,000           197,000
                                                                ============================
Net income                                                      $  479,000        $  402,000
                                                                ============================

Basic earnings per share                                        $     0.32        $     0.27
                                                                ============================
Diluted earnings per share                                      $     0.31        $     0.27
                                                                ============================

Weighted average number of common shares outstanding             1,496,914         1,475,787
                                                                ============================
Weighted average number of diluted common
     shares outstanding                                          1,521,877         1,492,160
                                                                ============================

Per share data has been restated to reflect a 3 for 2 stock split issued July 1, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        ---------------------------------
                                                                             1999                 1998
                                                                        ---------------------------------
Cash flows from operating activities:
     Net income                                                         $    933,000         $    784,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment             248,000              246,000
         Amortization of premiums and accretion of discounts, net             44,000               17,000
         Accretion of deferred loan fees                                     (18,000)             (29,000)
         Provision for loan losses                                           150,000               70,000
         Originations of mortgage loans held for sale                     (4,871,000)          (5,964,000)
         Proceeds from sale of mortgage loans                              5,049,000            6,072,000
         Gain on sale of mortgage loans                                      (58,000)             (75,000)
         Deferred income tax benefit                                         (57,000)             (26,000)
         Amortization of intangibles                                          28,000               31,000
         Increase in accrued interest receivable                   (3,000)             (97,000)
         Decrease in other assets                                              8,000               16,000
         Increase (decrease) in other liabilities                            194,000              (28,000)
                                                                        ---------------------------------
             Net cash provided by operating activities                     1,647,000            1,017,000
                                                                        ---------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                            (3,195,000)          (6,321,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                   2,336,000            1,420,000
     Proceeds from calls and sales of securities available for sale        2,971,000                 --
     Purchase of securities held to maturity                              (3,042,000)          (5,465,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                     1,493,000            2,777,000
     Proceeds from call on securities held to maturity                     2,950,000            1,850,000
     Purchase of FHLB-NY stock                                              (105,000)             (47,000)
     Net increase in loans                                               (13,215,000)          (5,711,000)
     Sale of other real estate owned                                            --                229,000
     Additions to premises and equipment                                    (453,000)             (85,000)
                                                                        ---------------------------------
         Net cash used in investing activities                           (10,260,000)         (11,353,000)
                                                                        ---------------------------------

Cash flows from financing activities:
     Net (decrease) increase in noninterest-bearing deposits                (887,000)           5,095,000
     Net increase in interest-bearing deposits                               693,000           15,812,000
     Net decrease in securities sold under agreements to repurchase          751,000                 --
     Cash dividends paid on common stock                                    (179,000)            (137,000)
     Common stock issued under stock plans                                   244,000              129,000
                                                                        ---------------------------------
         Net cash (used in) provided by financing activities                 622,000           20,899,000
                                                                        ---------------------------------

Net (decrease) increase in cash and cash equivalents                      (7,991,000)          10,563,000
Cash and cash equivalents - beginning                                     16,999,000           12,672,000
                                                                        =================================
Cash and cash equivalents - ending                                      $  9,008,000         $ 23,235,000
                                                                        =================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                             $  2,282,000         $  2,334,000
     Cash paid during the year for income taxes                              555,000              440,000


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                         FOR THE PERIOD ENDED JUNE 30, 1999
                                                    --------------------------------------------------------------------------------

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                              COMMON STOCK             RETAINED       COMPREHENSIVE
                                                          SHARES         AMOUNT        EARNINGS           INCOME           TOTAL
                                                    --------------------------------------------------------------------------------

Balance -- December 31, 1998                            1,485,426    $  6,645,000    $  6,867,000     $     37,000     $ 13,549,000
Dividends Paid                                               --              --          (179,000)            --           (179,000)
Issuance of common stock under stock plans                 16,169         244,000            --               --            244,000
Comprehensive income:
   Net income for the six months
       ended June 30, 1999                                   --              --           933,000             --            933,000
   Unrealized holding loss on securities
    available for sale arising during the period
    (net of tax benefit of $171,000)                         --              --              --           (277,000)        (277,000)
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                      656,000

                                                    ===============================================================================
Balance -- June 30, 1999                                1,501,595    $  6,889,000    $  7,621,000     $   (240,000)    $ 14,270,000
                                                    ===============================================================================





Data has been restated to reflect a 3 for 2 stock split completed July 1, 1999.


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



NOTE 2.   BASIS OF PRESENTATION


The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 3.   SECURITIES AVAILABLE FOR SALE

          The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 1999 and December 31, 1998. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                   June 30, 1999
                                       -------------------------------------------------------------------
                                                                    Gross           Gross
                                                 Amortized        Unrealized      Unrealized      Carrying
                                                   Cost             Gains           Losses          Value
                                       -------------------------------------------------------------------
U.S. Treasury securities                       $ 2,202,000     $     8,000     $      --       $ 2,210,000
U.S. Government agencies                         7,428,000            --           318,000       7,110,000
Obligations of state and political
     subdivisions                                  522,000           3,000           3,000         522,000
Mortgage-backed securities                       6,237,000          30,000         107,000       6,160,000
                                       -------------------------------------------------------------------
                                               $16,389,000     $    41,000     $   428,000     $16,002,000
                                       ===================================================================


                                                                 December 31, 1998
                                       -------------------------------------------------------------------
                                                                    Gross          Gross
                                                 Amortized        Unrealized     Unrealized       Carrying
                                                   Cost             Gains          Losses           Value
                                       -------------------------------------------------------------------
U.S. Treasury securities                       $ 3,203,000     $    77,000     $      --       $ 3,280,000
U.S. Government agencies                         8,213,000          24,000          32,000       8,205,000
Obligations of state and political
     subdivisions                                  524,000           9,000            --           533,000
Mortgage-backed securities                       6,578,000          39,000          57,000       6,560,000
                                       -------------------------------------------------------------------
                                               $18,518,000     $   149,000     $    89,000     $18,578,000
                                       ===================================================================


NOTE 4.   SECURITIES HELD TO MATURITY

          The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 1999 and December 31, 1998. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                   June 30, 1999
                                       -------------------------------------------------------------------
                                                                    Gross           Gross         Estimated
                                                 Carrying        Unrealized      Unrealized         Fair
                                                   Value            Gains          Losses           Value
                                       -------------------------------------------------------------------
U.S. Treasury securities                       $   948,000     $     3,000     $     5,000     $   946,000
U.S. Government agencies                         5,355,000           4,000         172,000       5,187,000
Obligations of state and political
     subdivisions                               13,486,000          59,000         125,000      13,420,000
Mortgage-backed securities                       1,299,000          19,000           7,000       1,311,000
                                       ===================================================================
                                               $21,088,000     $    85,000     $   309,000     $20,864,000
                                       ===================================================================


                                                                 December 31, 1998
                                       -------------------------------------------------------------------
                                                                    Gross           Gross         Estimated
                                                 Carrying        Unrealized      Unrealized         Fair
                                                   Value            Gains          Losses           Value
                                       -------------------------------------------------------------------

U.S. Treasury securities                       $   948,000     $    31,000     $      --       $   979,000
U.S. Government agencies                         7,123,000          36,000          10,000       7,149,000
Obligations of state and political
     subdivisions                               12,359,000         181,000           8,000      12,532,000
Mortgage-backed securities                       2,083,000          22,000           8,000       2,097,000
                                       ===================================================================
                                               $22,513,000     $   270,000     $    26,000     $22,757,000
                                       ===================================================================

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



                                        June 30,           December 31,
                                          1999                 1998
                                    -----------------------------------
Mortgage
     Residential                    $  31,700,000         $  24,784,000
     Commercial                        50,109,000            46,375,000
Commercial                             19,642,000            18,995,000
Equity                                  3,854,000             3,593,000
Installment                            30,855,000            29,290,000
Other                                     221,000               126,000
                                    -----------------------------------
        Total loans                   136,381,000           123,163,000
                                    -----------------------------------

Less:  Deferred loan fees                 114,000               113,000
          Allowance for loan losses     1,676,000             1,542,000
                                    -----------------------------------
                                        1,790,000             1,655,000
                                    -----------------------------------

        Loans, net                  $ 134,591,000         $ 121,508,000
                                    ===================================




NOTE 6. ALLOWANCE FOR LOAN LOSSES


                                          Six Months Ended June 30,
                                         1999                  1998
                                    -----------------------------------

Balance, beginning of period        $   1,542,000         $   1,462,000
Provision charged to operations           150,000                40,000
Recoveries of loans charged off            11,000                  --
Loans charged off                         (27,000)              (10,000)
                                    -----------------------------------

Balance, end of period              $   1,676,000         $   1,492,000
                                    ===================================

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




                                                    June 30,      December 31,
                                                      1999           1998
                                                  --------------------------

Impaired loans
    With related allowance for loan losses        $      --      $    64,000
    Without related allowance for loan losses           4,000          4,000
                                                  -----------    -----------
Total impaired loans                              $     4,000    $    68,000
                                                  ===========    ===========

Related allowance for loan losses                 $      --      $     3,000
                                                  ===========    ===========

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 24,814 and 16,373 shares at June 30, 1999 and 1998, respectively.

All share and per share amounts have been restated to reflect a 3 for 2 stock split paid on July 1, 1999.

NOTE 9.  COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 1999 and 1998 was $656,000 and $766,000, respectively.

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

As issued in June, 1998, the Corporation must adopt SFAS No. 133 by January 1, 2000, however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Corporation anticipates that the adoption of SFAS No. 133 will not have a material impact on financial statements.

With the issuance of SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", the effective date of SFAS No 133 has been deferred to all fiscal years beginning after June 15, 2000.

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

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Total assets increased by $1.5 million, or 0.8%, from $186.0 million at December 31, 1998 to $187.4 million at June 30, 1999. Net loans increased $13.1 million with offsetting decreases of $8.0 million in cash and cash equivalents, $2.6 million in securities available and $1.4 million in securities held to maturity. The composition of the loan portfolio is basically unchanged at June 30, 1999 when compared with the portfolio at December 31, 1998.

Total deposits remained steady at $171.0 million for both June 30, 1999 and December 31, 1998. Interest-bearing deposits increased $0.7 million, or 0.5%, to $132.2 million at June 30, 1999, and noninterest-bearing deposits, decreased $0.9 million, or 2.3%, to $38.3 million at June 30, 1999. The slight increase in interest-bearing deposits can be attributed to the popularity of the new branch which opened in April in Wayne, Passaic County, New Jersey. Overall the Corporation has experienced a slowing in deposits as customers are looking for higher yielding investment alternatives.

The Corporation's primary focus during the past six months was to continue to concentrate on developing the market bases of the new branches and products offered in 1997 and to enhance our market position in the Wayne, Passaic County, New Jersey area with the creation of a new branch. The new branch successfully opened on April 17, 1999. Management believes that this enhancement to our branch delivery system will help existing customers and attract a new customer base. The Corporation has begun initial assessment of the ability to provide a PC banking product in the future and continues to analyze a Debit card program. It is anticipated that both products will be available for customers in 2000. It is believed that the mix of electronic and branch delivery systems will continue to provide strong personalized service to our customers.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999

General

The Corporation reported net income of $933,000, or $0.62 basic earnings per share for the six months ended June 30, 1999 compared to $784,000, or $.53 basic earnings per share for the same period in 1998. The $149,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $657,000, or 18.2%, for the six months ended June 30, 1999 as compared with the corresponding period in 1998. The increase was primarily due to an increase in average net interest-earning assets and a increase in net interest margin.

Total interest income increased $588,000, or 10.0%, primarily due to an increase in the average volume of interest-earning assets partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $25.5 million, or 17.2%, from $148.4 million for the six months ended June 30, 1998 to $173.9 million for the same period in 1999, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $24.3 million to an average $129.6 million for the six months end June 30, 1999, from an average $105.2 million for the comparable period in 1998.

Interest paid on deposits and borrowed money decreased by $69,000, or 3.0%, due primarily to a decrease in cost of funds as the Corporation responded to declines in market rates by lowering rates on all interest-bearing deposit products. The average balance of total interest-bearing deposits increased to $169.7 million for the six months ended June 30, 1999 from $144.8 million for the comparable 1998 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product. Yields on deposits and borrowed money decreased from 4.07% for the period ended June 30, 1998 to 3.38% for the comparable period in 1999.

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

The provision charged to operations totaled $150,000 and $70,000 during the six months ended June 30, 1999 and 1998. The increase in the provision was due to the general increase in the loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $43,000, or 8.4%, to $555,000 during the six months ended June 30, 1999 when compared with $512,000 during the 1998 period. Contributing to this increase was a $61,000 increase in deposit-related fees and service charges caused by the increased deposit base offset by a decrease of $17,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during the first half of 1999 compared to the similar period in 1998.

Noninterest expense

Noninterest expense increased by approximately $407,000, or 14.1%, to $3.3 million for the six months ended June 30, 1999, compared to $2.9 million for the same 1998 period. Salaries and employee benefits, the major component of noninterest expense, increased $161,000, or 11.6%, during the six months ended June 30, 1999. This increase was due primarily to additions to staff for the new Wayne Valley branch and lending operations and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $87,000, or 15.5% due to the new branch and additional computer upgrades. Miscellaneous expenses increased $94,000, or 14.7% due to the necessary support of the general growth of the Corporation.

Income taxes
Income tax expense totaled $445,000 and $381,000 during the six months ended June 30, 1999 and 1998, respectively.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999

General

The Corporation reported net income of $479,000, or $0.32 basic earnings per share for the three months ended June 30, 1999 compared to $402,000, or $.27 basic earnings per share for the same period in 1998. The $77,000 increase was primarily caused by an increase in net interest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $329,000, or 17.7%, for the three months ended June 30, 1999 as compared with the corresponding period in 1998. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $252,000, or 8.3%, primarily due to an increase in the average volume of interest-earning assets partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $21.4 million, or 13.9%, from $154.7 million for the three months ended June 30, 1998 to $176.2 million for the same period in 1999, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $27.6 million to an average $132.6 million for the three months end June 30, 1999, from an average $105.0 million for the comparable period in 1998.

Interest paid on deposits and borrowed money decreased $77,000, or 6.5%, due primarily to a decrease in cost of funds as the Corporation responded to declines in market rates by lowering rates on all interest-bearing deposit products. The average balance of total interest-bearing deposits increased to $132.4 million for the three months ended June 30, 1999 from $106.3 million for the comparable 1998 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product. Yields on deposits and borrowed money decreased from 4.44% for the period ended June 30, 1998 to 3.34% for the comparable period in 1999.

Provision for loan losses

The provision charged to operations totaled $75,000 and $30,000 during the three months ended June 30, 1999 and 1998. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income decreased by $9,000, or 3.0%, to $288,000 during the three months ended June 30, 1999 when compared with $297,000 during the 1998 period. Contributing to this decrease was a decrease of $34,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during the first half of 1999 compared to the similar period in 1998 offset by a $26,000 increase in deposit-related fees and service charges caused by the increased deposit base.

Noninterest expense

Noninterest expense increased by approximately $164,000, or 10.8%, to $1.7 million for the three months ended June 30, 1999, compared to $1.5 million for the same 1998 period. Salaries and employee benefits, the major component of noninterest expense, increased $99,000, or 14.1%, during the three months ended June 30, 1999. This increase was due primarily to additions to staff for the new Wayne Valley branch and lending operations and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $43,000, or 15.0% due to the new branch and additional computer upgrades. Miscellaneous expenses increased $23,000, or 6.8% due to the necessary support of the general growth of the Corporation.

Income taxes
Income tax expense totaled $231,000 and $197,000 during the three months ended June 30, 1999 and 1998, respectively.

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

                                                  06/30/99     03/31/99     12/31/98     09/30/98
                                                  --------     --------     --------     --------
                                                              (Dollars in Thousands)
Nonaccrual loans: (1)                              $    4       $    4       $    4       $   96
Loans past due 90 days or more: (2)                     1         --             64            4
Restructured loans:                                    27           29          480          540
                                                   ------       ------       ------       ------
     Total nonperforming loans                     $   32       $   33       $  548       $  640
                                                   ======       ======       ======       ======

Allowance for loan losses                          $1,676       $1,616       $1,542       $1,542
                                                   ======       ======       ======       ======
Nonaccrual loans to total loans                        --%          --%          --%        0.09%
Nonperforming loans to total loans                   0.02%        0.03%        0.45%        0.58%
Nonperforming loans to total assets                  0.02%        0.02%        0.29%        0.36%
Allowance for loan losses to total loans             1.23%        1.27%        1.25%        1.39%

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

There were no loans at June 30, 1999, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $8.0 million during the first six months of 1999, as investing activities used $10.3 million, offset by operating activities and financing activities providing $1.6 million and $0.6 million, respectively.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.


As of June 30, 1999 the Bank's capital ratios were as follows:

                               Required      Actual         Excess
                               --------      ------         ------
Risk-based Capital
      Tier 1                     4.00%       10.98%        6.98%
       Total                     8.00%       12.23%        4.23%
Leverage Ratio                   3.00%        7.52%        4.52%

YEAR 2000 ISSUES

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past, computer programs allocated only two digits to a year, (i.e. 1999 was represented as 99.) Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment which utilizes processors or computer microchips.

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

The Corporation completed all appropriate year 2000 compliance testing, including third party vendors and interfaces during the first half of 1999 and employed an independent third party to validate the testing process.

Contingency plans were also developed during the second quarter of 1999 to provide for service disruptions during this period. These plans were approved by the Board of Directors during July, 1999. The Committee continues to validate and enhance the plans through event planning meetings and will begin to test the plans with walk through testing during September. Independent verification of the plans will be completed during the third quarter.

Although contingency plans continue to be enhanced, the Corporation continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e. vendors) do not appropriately address their own compliance.

The Corporation has developed a budget for Year 2000 costs which includes hardware and software replacement and upgrades, consulting and testing expense and a reallocation of human resource expense. Total cost is estimated at $350,000 with approximately $250,000 has been expensed to date. It is not anticipated that this will materially affect the performance of the Corporation in the future.

ITEM III       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 1999, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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
               The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 11, 1999 at 7:00 P.M. Total number of shares outstanding as of March 31, 1999 (Record Date) was 993,623. Total number of shares represented at the meeting was 758,899. The meeting was held for the purpose of considering and voting the following matters:

               Election of Directors

               The election of William C. Hanse, Margo Lane, Arie Leegwater, and John L. Steen to serve as directors of the Corporation for a three year term. Total number of shares voted for the election was 738,321 shares and withheld 20,578. Total Broker nonvotes were 35,076.

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





                        STEWARDSHIP FINANCIAL CORPORATION





DATE:                                     BY: /s/ PAUL VAN OSTENBRIDGE
    ------------------                       -----------------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                     Officer




DATE:                                     BY: /s/ JULIE E. HOLLAND
    ------------------                       -----------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer