Form 10QSB
period 1999-09-30
STEWARDSHIP FINANCIAL CORP
filed 1999-11-15
CIK 1023860

================================================================================

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of November 1, 1999, was 1,597,043.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ----

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX




                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -   CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition
        at September 30, 1999 and December 31, 1998 (Unaudited) .....      1

        Consolidated Statements of Income for the Nine
        Months ended September 30, 1999 and 1998 ( Unaudited) .......      2

        Consolidated Statements of Income for the Three
        Months ended September 30, 1999 and 1998 ( Unaudited) .......      3

        Consolidated Statements of Cash Flows for the Nine
        Months ended September 30, 1999 and 1998 (Unaudited) ........      4

        Consolidated Statement of Changes in Stockholders'
        Equity for the Nine Months ended
        September 30, 1999 (Unaudited) ..............................      5

        Notes to Consolidated Financial Statements (Unaudited) ......   6-11


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS .........................................  12-18

ITEM III -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK .................................     18

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................     19

SIGNATURES ..........................................................     20
----------

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                              September 30,     December 31,
                                                                  1999             1998
                                                             --------------    ----------------
ASSETS

Cash and due from banks                                       $   7,774,000    $   7,379,000
Commercial paper and interest-bearing due from banks                 47,000        5,045,000
Federal funds sold                                                6,050,000        4,575,000
                                                              -------------    -------------
       Cash and cash equivalents                                 13,871,000       16,999,000

Securities available for sale                                    17,544,000       18,578,000
Securities held to maturity; estimated fair value
    of $ 20,312,000 (1999) and $22,757,000 (1998)                20,590,000       22,513,000
FHLB-NY stock, at cost                                              663,000          557,000
Loans, net of allowance for loan losses of
    of $ 1,761,000 (1999) and $1,542,000 (1998)                 139,851,000      121,508,000
Mortgage loans held for sale                                        350,000          793,000
Premises and equipment, net                                       2,626,000        2,484,000
Accrued interest receivable                                       1,195,000        1,229,000
Intangible assets, net of accumulated amortization of
    $326,000 (1999) and $284,000 (1998)                             423,000          465,000
Other assets                                                      1,206,000          844,000
                                                              -------------    -------------
       Total assets                                           $ 198,319,000    $ 185,970,000
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                       $  40,177,000    $  39,234,000
    Interest-bearing                                            138,799,000      131,487,000
                                                              -------------    -------------
        Total deposits                                          178,976,000      170,721,000

Securities sold under agreements to repurchase                    2,962,000          662,000
Accrued expenses and other liabilities                            1,592,000        1,038,000
                                                              -------------    -------------
        Total liabilities                                       183,530,000      172,421,000
                                                              -------------    -------------

Commitments and contingencies                                          --               --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,591,729 and 1,485,427 shares issued outstanding at
     September 30, 1999 and December 31, 1998, respectively       8,636,000        6,645,000
Retained earnings                                                 6,462,000        6,867,000
Accumulated other comprehensive income:                            (309,000)          37,000
                                                              -------------    -------------
        Total stockholders' equity                               14,789,000       13,549,000
                                                              -------------    -------------
        Total liabilities and stockholders' equity            $ 198,319,000    $ 185,970,000
                                                              =============    =============

Share data has been restated to reflect a 3 for 2 stock split completed July 1, 1999 and a 5% stock dividend payable on October 27, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           1999                1998
                                                       ------------------------------
Interest income:
     Loans                                             $ 8,128,000        $ 6,934,000
     Securities held to maturity
       Taxable                                             410,000            614,000
       Non-taxable                                         411,000            309,000
     Securities available for sale                         733,000            662,000
     Other interest-earning assets                         256,000            558,000
                                                       -----------        -----------
          Total interest income                          9,938,000          9,077,000
                                                       -----------        -----------
     Deposits                                            3,365,000          3,560,000
     Borrowed money                                         43,000             22,000
                                                       -----------        -----------
          Total interest expense                         3,408,000          3,582,000
                                                       -----------        -----------
Net interest income before provision for loan losses     6,530,000          5,495,000
Provision for loan losses                                  230,000             90,000
                                                       -----------        -----------
Net interest income after provision for loan losses      6,300,000          5,405,000
                                                       -----------        -----------
     Fees and service charges                              612,000            512,000
     Gain on sales of mortgage loans                        79,000            110,000
     Miscellaneous                                         114,000            118,000
                                                       -----------        -----------
           Total noninterest income                        805,000            740,000
                                                       -----------        -----------
Noninterest expenses:
     Salaries and employee benefits                      2,368,000          2,092,000
     Occupancy, net                                        364,000            299,000
     Equipment                                             340,000            331,000
     Data processing                                       271,000            222,000
     Advertising                                           141,000            108,000
     FDIC insurance premium                                 18,000             16,000
     Amortization of intangible assets                      42,000             47,000
     Other real estate owned expense                        (1,000)           (30,000)
     Charitable contributions                              224,000            180,000
     Stationery and supplies                               173,000            150,000
     Miscellaneous                                       1,062,000            943,000
                                                       -----------        -----------
          Total noninterest expenses                     5,002,000          4,358,000
                                                       -----------        -----------
Income before income tax expense                         2,103,000          1,787,000
Income tax expense                                         683,000            583,000
                                                       ===========        ===========
Net income                                             $ 1,420,000        $ 1,204,000
                                                       ===========        ===========
Basic earnings per share                               $      0.90        $      0.78
                                                       ===========        ===========
Diluted earnings per share                             $      0.89        $      0.77
                                                       ===========        ===========
Weighted average number of common shares outstanding     1,572,348          1,548,873
                                                       ===========        ===========
Weighted average number of diluted common
     shares outstanding                                  1,595,002          1,565,839
                                                       ===========        ===========


Share data has been restated to reflect a 3 for 2 stock split completed July 1, 1999 and a 5% stock dividend payable on October 27, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999         1998
                                                       -----------  ------------
Interest income:
     Loans                                             $2,854,000   $2,382,000
     Securities held to maturity
       Taxable                                            128,000      195,000
       Non-taxable                                        131,000      113,000
     Securities available for sale                        251,000      247,000
     Other interest-earning assets                         87,000      241,000
                                                       ----------   ----------
          Total interest income                         3,451,000    3,178,000
                                                       ----------   ----------
Interest expense:
     Deposits                                           1,173,000    1,289,000
     Borrowed money                                        19,000        8,000
                                                       ----------   ----------
          Total interest expense                        1,192,000    1,297,000
                                                       ----------   ----------
Net interest income before provision for loan losses    2,259,000    1,881,000
Provision for loan losses                                  80,000       20,000
                                                       ----------   ----------
Net interest income after provision for loan losses     2,179,000    1,861,000
                                                       ----------   ----------
Noninterest income:
     Fees and service charges                             204,000      165,000
     Gain on sales of mortgage loans                       21,000       35,000
     Miscellaneous                                         25,000       28,000
                                                       ----------   ----------
           Total noninterest income                       250,000      228,000
                                                       ----------   ----------
Noninterest expenses:
     Salaries and employee benefits                       825,000      710,000
     Occupancy, net                                       134,000      106,000
     Equipment                                             94,000      112,000
     Data processing                                      100,000       74,000
     Advertising                                           46,000       27,000
     FDIC insurance premium                                 6,000        6,000
     Amortization of intangible assets                     14,000       16,000
     Other real estate owned expense                            0            0
     Charitable contributions                              94,000       63,000
     Stationery and supplies                               62,000       49,000
     Miscellaneous                                        329,000      304,000
                                                       ----------   ----------
          Total noninterest expenses                    1,704,000    1,467,000
                                                       ----------   ----------
Income before income tax expense                          725,000      622,000
Income tax expense                                        238,000      202,000
                                                       ==========   ==========
Net income                                             $  487,000   $  420,000
                                                       ==========   ==========
Basic earnings per share                               $     0.31   $     0.27
                                                       ==========   ==========
Diluted earnings per share                             $     0.30   $     0.27
                                                       ==========   ==========
Weighted average number of common shares outstanding    1,582,011    1,553,556
                                                       ==========   ==========
Weighted average number of diluted common
     shares outstanding                                 1,606,483    1,574,242
                                                       ==========   ==========


Share data has been restated to reflect a 3 for 2 stock split completed July 1,
     1999 and a 5% stock dividend payable on October 27, 1999.
See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      -----------------------------
                                                                           1999           1998
                                                                      -------------   -------------
Cash flows from operating activities:
     Net income                                                       $  1,420,000    $  1,204,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment           337,000         319,000
         Amortization of premiums and accretion of discounts, net           53,000          25,000
         Accretion of deferred loan fees                                   (22,000)        (44,000)
         Provision for loan losses                                         230,000          90,000
         Originations of mortgage loans held for sale                   (6,155,000)     (8,586,000)
         Proceeds from sale of mortgage loans                            6,677,000       9,142,000
         Gain on sale of mortgage loans                                    (79,000)       (110,000)
         Deferred income tax benefit                                       (94,000)        (34,000)
         Amortization of intangibles                                        42,000          47,000
         Decrease (increase) in accrued interest receivable                 35,000         (73,000)
         (Increase) decrease in other assets                               (58,000)          7,000
         Increase in other liabilities                                     554,000          65,000
                                                                      ------------    ------------
             Net cash provided by operating activities                   2,940,000       2,052,000
                                                                      ------------    ------------
Cash flows from investing activities:
     Purchase of securities available for sale                          (5,441,000)    (10,024,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                 2,929,000       2,354,000
     Proceeds from calls and sales of securities available for sale      2,971,000         451,000
     Purchase of securities held to maturity                            (4,298,000)    (10,076,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                   2,983,000       4,580,000
     Proceeds from call on securities held to maturity                   3,203,000       3,550,000
     Purchase of FHLB-NY stock                                            (105,000)        (47,000)
     Net increase in loans                                             (18,551,000)    (10,395,000)
     Sale of other real estate owned                                          --           229,000
     Additions to premises and equipment                                  (479,000)        (77,000)
                                                                      ------------    ------------
         Net cash used in investing activities                         (16,788,000)    (19,455,000)
                                                                      ------------    ------------
Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                          942,000       4,808,000
     Net increase in interest-bearing deposits                           7,312,000      23,030,000
     Net increase in securities sold under agreements to repurchase      2,300,000         129,000
     Cash dividends paid on common stock                                  (276,000)       (206,000)
     Common stock issued under stock plans                                 442,000         205,000
                                                                      ------------    ------------
         Net cash provided by financing activities                      10,720,000      27,966,000
                                                                      ------------    ------------
Net (decrease) increase in cash and cash equivalents                    (3,128,000)     10,563,000
Cash and cash equivalents - beginning                                   16,999,000      12,672,000
                                                                      ============    ============
Cash and cash equivalents - ending                                    $ 13,871,000    $ 23,235,000
                                                                      ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                           $  3,416,000    $  3,686,000
     Cash paid during the year for income taxes                            735,000         663,000


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                       FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------------------------------
                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                        COMMON STOCK                 RETAINED       COMPREHENSIVE
                                                 SHARES            AMOUNT            EARNINGS           INCOME           TOTAL
                                               -----------------------------------------------------------------------------------
                                                                                                                   --
Balance -- December 31, 1998                     1,485,427         $6,645,000        $ 6,867,000        $ 37,000      $13,549,000
Dividends Paid                                           -                  -           (269,000)              -         (269,000)
5% Stock dividend (payable October 27, 1999)        75,797          1,549,000         (1,556,000)                          (7,000)
Common stock issued under stock plans               14,403            262,000                  -               -          262,000
Exercise of stock options                           16,102            180,000                                             180,000
Comprehensive income:
   Net income for the nine months
       ended September 30, 1999                          -                  -          1,420,000               -        1,420,000
   Unrealized holding loss on securities
    available for sale arising during the period
    (net of tax benefit of $216,000)                     -                  -                  -        (346,000)        (346,000)
                                                                                                                     -------------
Total comprehensive income, net of tax                                                                                  1,074,000

                                               ===================================================================================
Balance -- September 30, 1999                    1,591,729         $8,636,000        $ 6,462,000       $(309,000)     $14,789,000
                                               ===================================================================================


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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 1999 and December 31, 1998. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                        September 30, 1999
                                                 -------------------------------------------------------------------------
                                                                          Gross             Gross
                                                   Amortized            Unrealized        Unrealized           Carrying
                                                      Cost                Gains             Losses               Value
                                                 -------------------------------------------------------------------------
    U.S. Treasury securities                     $  2,001,000           $  7,000          $  --               $ 2,008,000
    U.S. Government agencies                        9,037,000              1,000            421,000             8,617,000
    Obligations of state and political
         subdivisions                                 863,000              2,000              4,000               861,000
    Mortgage-backed securities                      6,144,000             30,000            116,000             6,058,000
                                                 -------------------------------------------------------------------------
                                                 $ 18,045,000           $ 40,000          $ 541,000          $ 17,544,000
                                                 =========================================================================


                                                                         December 31, 1998
                                                 -------------------------------------------------------------------------
                                                                          Gross             Gross
                                                   Amortized            Unrealized        Unrealized           Carrying
                                                      Cost                Gains             Losses               Value
                                                 -------------------------------------------------------------------------

    U.S. Treasury securities                     $  3,203,000           $ 77,000           $  --              $ 3,280,000
    U.S. Government agencies                        8,213,000             24,000             32,000             8,205,000
    Obligations of state and political
         subdivisions                                 524,000              9,000              --                  533,000
    Mortgage-backed securities                      6,578,000             39,000             57,000             6,560,000
                                                 -------------------------------------------------------------------------
                                                 $ 18,518,000           $149,000           $ 89,000          $ 18,578,000
                                                 =========================================================================


NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 1999 and December 31, 1998. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                                         September 30, 1999
                                                 ------------------------------------------------------------------------
                                                                          Gross             Gross             Estimated
                                                    Carrying            Unrealized        Unrealized             Fair
                                                     Value                Gains             Losses              Value
                                                 ------------------------------------------------------------------------
    U.S. Treasury securities                     $    748,000           $  2,000           $  4,000          $    746,000
    U.S. Government agencies                        6,347,000              7,000            189,000             6,165,000
    Obligations of state and political
         subdivisions                              12,290,000             42,000            150,000            12,182,000
    Mortgage-backed securities                      1,205,000             17,000              3,000             1,219,000
                                                 ========================================================================
                                                 $ 20,590,000           $ 68,000           $346,000          $ 20,312,000
                                                 ========================================================================


                                                                         December 31, 1998
                                                 ------------------------------------------------------------------------
                                                                          Gross             Gross             Estimated
                                                    Carrying            Unrealized        Unrealized             Fair
                                                     Value                Gains             Losses              Value
                                                 ------------------------------------------------------------------------

    U.S. Treasury securities                        $ 948,000           $ 31,000           $   --            $    979,000
    U.S. Government agencies                        7,123,000             36,000             10,000             7,149,000
    Obligations of state and political
         subdivisions                              12,359,000            181,000              8,000            12,532,000
    Mortgage-backed securities                      2,083,000             22,000              8,000             2,097,000
                                                 ========================================================================
                                                 $ 22,513,000           $270,000           $ 26,000          $ 22,757,000
                                                 ========================================================================

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



                                           September 30,          December 31,
                                               1999                  1998
                                          --------------------------------------


Mortgage
     Residential                           $ 32,555,000         $ 24,784,000
     Commercial                              52,268,000           46,375,000
Commercial                                   20,608,000           18,995,000
Equity                                        4,362,000            3,593,000
Installment                                  31,897,000           29,290,000
Other                                            42,000              126,000
                                           ----------------------------------
        Total loans                         141,732,000          123,163,000
                                           ----------------------------------
Less:  Deferred loan fees                       120,000              113,000
       Allowance for loan losses              1,761,000            1,542,000
                                           ----------------------------------
                                              1,881,000            1,655,000
                                           ----------------------------------
     Loans, net                            $139,851,000         $121,508,000
                                           ==================================

NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                            Nine Months Ended September 30,
                                           ---------------------------------
                                                1999                1998
                                           ---------------------------------
Balance, beginning of period               $  1,542,000         $ 1,462,000
Provision charged to operations                 230,000              90,000
Recoveries of loans charged off                  22,000                --
Loans charged off                               (33,000)            (10,000)
                                           ---------------------------------
Balance, end of period                     $  1,761,000         $ 1,542,000
                                           =================================

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

                                                September 30,     December 31,
                                                    1999             1998
                                                -------------     ------------
Impaired loans
    With related allowance for loan losses        $  --             $64,000
    Without related allowance for loan losses      4,000              4,000
                                                  =======           ========
Total impaired loans                              $4,000            $68,000
                                                  =======           ========
Related allowance for loan losses                 $  --             $ 3,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 22,654 and 16,966 shares at September 30, 1999 and 1998, respectively.

All share and per share amounts have been restated to reflect a 3 for 2 stock split paid in July, 1999 and a 5% stock dividend payable October 27, 1999.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and lossess on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 1999 and 1998 was $1.1 million and $1.3 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

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

As issued in June 1998, the corporation must adopt SFAS No. 133 by January 1, 2000, however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Corporation anticipates that the adoption of SFAS No. 133 will not have a material impact on financial statements. With the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Intsruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", the effective date of SFAS No. 133 has been deferred to all fiscal years beginning after June 15, 2000.

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

                        STEWARDSHIP FINANCIAL CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Total assets increased by $12.3 million, or 6.6%, from $186.0 million at December 31, 1998 to $198.3 million at September 30, 1999. Net loans increased $18.3 million with offsetting decreases of $3.0 million in cash and cash equivalents, $1.9 million in securities held to maturity and $1.0 million in securities available for sale. The composition of the loan portfolio is basically unchanged at September 30, 1999 when compared with the portfolio at December 31, 1998.

Total deposits totaled $179.0 million at September 30, 1999, an increase of $8.3 million, or 4.8% from $170.7 million at December 31, 1998. Interest-bearing deposits increased $7.3 million, or 5.6%, to $179.0 million at September 30, 1999, and noninterest-bearing deposits increased $0.9 million, or 2.4%, to $40.2 million at September 30, 1999. The increase in interest-bearing deposits can be attributed to the popularity of the new branch which opened in April in Wayne, Passaic County, New Jersey and an overall marketing effort to attract additional certificates of deposit.

The Corporation's primary focus during the past nine months was to continue to concentrate on developing the market bases of the new branches and products offered in 1997 and to enhance our market position in the Wayne, Passaic County, New Jersey area with the creation of our new Wayne Valley branch. The new branch successfully opened in April, 1999. Management believes that this enhancement to our branch delivery system will help existing customers and attract a new customer base. The Corporation continues to evaluate the issuance of a debit card product to our customers and anticipates a product offering during 2000. The Corporation also has begun the initial process of installing an internet banking product for customers. The product will be offered through an external service bureau which supports the product, provides necessary security and internal controls, and assists in regulatory compliance. It is anticipated that the product will be in beta testing during the first quarter of 2000 with rollout to our customer base in second quarter 2000. Management believes that this will enhance the delivery channels being offered to existing and new customers which will allow us to continue to provide strong personalized customer service.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999

General

The Corporation reported net income of $1.4 million, or $0.90 basic earnings per share for the nine months ended September 30, 1999 compared to $1.2 million, or $.78 basic earnings per share for the same period in 1998. The $216,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $1.0 million, or 18.8%, for the nine months ended September 30, 1999 as compared with the corresponding period in 1998. The increase was primarily due to an increase in average net interest-earning assets and a increase in net interest margin.

Total interest income increased $861,000, or 9.5%, primarily due to an increase in the average volume of interest-earning assets partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $22.9 million, or 14.9%, from $153.6 million for the nine months ended September 30, 1998 to $176.5 million for the same period in 1999, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $24.8 million to an average $132.1 million for the nine months end September 30, 1999, from an average $107.4 million for the comparable period in 1998.

Interest paid on deposits and borrowed money decreased by $174,000, or 4.9%, due primarily to a decrease in cost of funds as the Corporation responded to declines in market rates by lowering rates on all interest-bearing deposit products. The average balance of total interest-bearing deposits increased to $133.1 million for the nine months ended September 30, 1999 from $117.2 million for the comparable 1998 period, primarily as a result of the Corporation's expanding customer base and the popularity of the tiered money market product and certificate of deposit promotions. Yields on deposits and borrowed money decreased from 4.06% for the period ended September 30, 1998 to 3.38% for the comparable period in 1999.

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

The provision charged to operations totaled $230,000 and $90,000 during the nine months ended September 30, 1999 and 1998. The increase in the provision was due to the general increase in the loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $65,000, or 8.8%, to $805,000 during the nine months ended September 30, 1999 when compared with $740,000 during the 1998 period. Contributing to this increase was a $100,000 increase in deposit-related fees and service charges caused by the increased deposit base offset by a decrease of $31,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during 1999 compared to the similar period in 1998.

Noninterest expense

Noninterest expense increased by approximately $644,000, or 14.8%, to $5.0 million for the nine months ended September 30, 1999, compared to $4.4 million for the same 1998 period. Salaries and employee benefits, the major component of noninterest expense, increased $276,000, or 13.2%, during the nine months ended September 30, 1999. This increase was due primarily to additions to staff for the new Wayne Valley branch and lending operations and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $123,000, or 14.4% due to the new branch and additional computer upgrades. Miscellaneous expenses increased $119,000, or 12.6% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $683,000 and $583,000 during the nine months ended September 30, 1999 and 1998, respectively.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999

General

The Corporation reported net income of $487,000, or $0.31 basic earnings per share for the three months ended September 30, 1999 compared to $420,000, or $.27 basic earnings per share for the same period in 1998. The $67,000 increase was primarily caused by an increase in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $378,000, or 20.1%, for the three months ended September 30, 1999 as compared with the corresponding period in 1998. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $273,000, or 8.6%, primarily due to an increase in the average volume of interest-earning assets, partially offset by a decrease in yields on earning assets. The average balance on interest-earning assets increased $19.2 million, or 11.6%, from $165.6 million for the three months ended September 30, 1998 to $184.8 million for the same period in 1999, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $30.8 million to an average $139.9 million for the three months end September 30, 1999, from an average $109.1 million for the comparable period in 1998.

Interest paid on deposits and borrowed money decreased $105,000, or 8.1%, due primarily to a decrease in cost of funds as the Corporation responded to declines in market rates by lowering rates on all interest-bearing deposit products early in 1999. The average balance of total interest-bearing deposits increased to $136.6 million for the three months ended September 30, 1999 from $125.7 million for the comparable 1998 period, primarily as a result of the Corporation's expanding customer base and the increased marketing efforts of certificates of deposits. Yields on deposits and borrowed money decreased from 4.08% for the period ended September 30, 1998 to 3.41% for the comparable period in 1999.

Provision for loan losses

The provision charged to operations totaled $80,000 and $20,000 during the three months ended September 30, 1999 and 1998. The increase to the provision resulted primarily from the continued strong growth in total loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased by $22,000, or 9.6%, to $250,000 during the three months ended September 30, 1999 when compared with $228,000 during the 1998 period. Contributing to this increase was an increase of $39,000 in deposit-related fees and service charges offset by a decrease of $14,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during 1999 compared to the similar period in 1998.

Noninterest expense

Noninterest expense increased by approximately $237,000, or 16.2%, to $1.7 million for the three months ended September 30, 1999, compared to $1.5 million for the same 1998 period. Salaries and employee benefits, the major component of noninterest expense, increased $115,000, or 16.2%, during the three months ended September 30, 1999. This increase was due primarily to additions to staff for the new Wayne Valley branch and lending operations and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $36,000, or 12.3% due to the new branch and additional computer upgrades. Miscellaneous expenses increased $25,000, or 6.8% due to the necessary support of the general growth of the Corporation.

Income taxes
Income tax expense totaled $238,000 and $202,000 during the three months ended September 30, 1999 and 1998, respectively.

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

                                          09/30/99  06/30/99   03/31/99 12/31/98
                                          --------  --------   -------- --------
                                                 (Dollars in Thousands)

Nonaccrual loans: (1)                      $    4    $    4    $    4    $    4
Loans past due 90 days or more: (2)          --           1      --          64
Restructured loans:                            26        27        29       480
                                           ------    ------    ------    ------
     Total nonperforming loans             $   30    $   32    $   33    $  548
                                           ======    ======    ======    ======

Allowance for loan losses                  $1,761    $1,676    $1,616    $1,542
                                           ======    ======    ======    ======
Nonaccrual loans to total loans                 -%        -%        -%        -%
Nonperforming loans to total loans           0.02%     0.02%     0.03%     0.45%
Nonperforming loans to total assets          0.02%     0.02%     0.02%     0.29%
Allowance for loan losses to total loans     1.24%     1.23%     1.27%     1.25%

------

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

There were no loans at September 30, 1999, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $3.1 million during the first nine months of 1999, as investing activities used $16.8 million, offset by financing activities and operating activities providing cash and cash equivalents totaling $10.7 million and $2.9 million, respectively.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 1999 the Bank's capital ratios were as follows:

                                         Required        Actual    Excess
                                         --------       -------    ------
Risk-based Capital
        Tier 1                            4.00%          10.87%     6.87%
        Total                             8.00%          12.12%     4.12%
Leverage Ratio                            3.00%           7.49%     4.49%

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

Contingency plans were also developed during the second quarter of 1999 to provide for service disruptions during this period. These plans were approved by the Board of Directors during July,

1999. The Committee continues to validate and enhance the plans through event planning meetings and has begun testing the plans through walk through testing.

Although contingency plans continue to be enhanced and management continues to monitor all Year 2000 issues, the Corporation does continue to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e. vendors) do not appropriately address their own compliance.

The Corporation has developed a budget for Year 2000 costs which includes hardware and software replacement and upgrades, consulting and testing expense and a reallocation of human resource expense. Total cost is estimated at $350,000 with approximately $280,000 has been expensed to date. It is not anticipated that this will materially affect the performance of the Corporation in the future.

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


                        STEWARDSHIP FINANCIAL CORPORATION





DATE: November 15, 1999                  BY:/s/ PAUL VAN OSTENBRIDGE
     -----------------------------          -----------------------------------
                                                Paul Van Ostenbridge
                                                President and Chief
                                                 Executive Officer




DATE: November 15, 1999                  BY:/s/ JULIE E. HOLLAND
     -----------------------------          -----------------------------------
                                                Julie E. Holland
                                                Vice President and Treasurer