Form 10KSB
period 1999-12-31
STEWARDSHIP FINANCIAL CORP
filed 2000-03-31
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number 0-21855

                        STEWARDSHIP FINANCIAL CORPORATION
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

               NEW JERSEY                                      22-3351447
----------------------------------------            ---------------------------
      (State of other jurisdiction                         (I.R.S. employer
    of incorporation or organization)                     identification no.)

  630 GODWIN AVENUE, MIDLAND PARK, NJ                           07432
----------------------------------------            ---------------------------
(Address of principal executive offices)                      (Zip Code)

          Issuer's telephone number, including area code (201) 444-7100

        Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Issuer: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 7, 2000 was $24,748,768.

The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of March 7, 2000 was 1,621,047.

For the fiscal year ended December 31, 1999, the Issuer had total revenues of $14,679,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Item 6                Selected Financial Data                    Registrant's Annual Report to
                                                                 Shareholders under the
                                                                 caption "Selected Financial
                                                                 Data"

Item 7                Management's Discussion                    Registrant's Annual Report to
                      and Analysis of Financial                  Shareholders under the
                      Condition and Results                      caption "Management's
                      of Operations                              Discussion and Analysis
                                                                 of Financial Condition and
                                                                 Results of Operations"

Item 8                Financial Statements                       Registrant's Annual Report to
                                                                 Shareholders under the
                                                                 caption "Consolidated
                                                                 Statements of Financial
                                                                 Condition"

Item 10               Directors and Executive                    Proxy Statement for 2000
                      Officers of the Company;                   Annual Meeting of
                      Compliance with Section                    Shareholders under the caption,
                                                                 "Compliance with Section 16(a)
                                                                 of the Securities Exchange Act
                                                                 of 1934," to be filed no
                                                                 later than April 30, 2000

Item 11               Executive Compensation                     Proxy Statement for 2000
                                                                 Annual Meeting of
                                                                 Shareholders under the caption,
                                                                 "Compensation Committee on
                                                                 Report on Executive
                                                                 Compensation," to be filed no
                                                                 later than April 30, 2000

Item 12               Security Ownership of                      Proxy Statement for 2000
                      Certain Beneficial Owners                  Annual Meeting of Shareholders
                      and Management                             under the caption, "Stock
                                                                 Ownership of Management and
                                                                 Principal Stockholders," to be
                                                                 filed no later than
                                                                 April 30, 2000

Item 13               Certain Relationships and                  Proxy Statement for 2000
                      Related Transactions                       Annual Meeting of Shareholders
                                                                 under the caption, "Interest of
                                                                 Management and Others in
                                                                 Certain Transactions," to be
                                                                 filed no later than
                                                                 April 30, 2000

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

     The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its five branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey and 311 Valley Road, Wayne, New Jersey. The Bank operates ATM machines at its Midland Park, Ridgewood, Waldwick, and at both Wayne branches. The Bank has filed applications with the State of New Jersey and the Federal Deposit Insurance Corporation to open a sixth branch in Pequannock, New Jersey. Pending regulator approval and local site planning approval, an opening date is anticipated to be during the fourth quarter of 2000.

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

Service Area

     The Corporation's service area primarily consists of the Bergen and Passaic County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and five existing branch offices in Hawthorne, Ridgewood, Waldwick, and Wayne, New Jersey.

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

Employees

     At December 31, 1999, the Corporation employed 67 full-time employees and 34 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.


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

Recent Regulation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("FMSA"). The passage of the FMSA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company ("FHC") under the Bank Holding Company Act. A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized, well-managed, and hold a satisfactory Community Reinvestment Act ("CRA") rating. An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and "complementary" financial activities.

     To insure consistency in the treatment of banks and other financial institutions, FMSA reorganizes regulatory authority of federal agencies over securities and investment activities.

     In the area of insurance, FMSA designates the insurance products that banks and subsidiaries may provide, prohibits national banks from underwriting or selling title insurance if they did not actively conduct those activities before FMSA, permits national banks to sell title insurance in States where State banks are specifically authorized to do so. FMSA requires Federal banking agencies to prescribe consumer protection regulations for bank insure sales and preempts state laws that interfere with affiliations between banks and insurance companies. It also initiates a process for creating a uniformity in licensing of insurance agents on a national level.

     FMSA reinforced the barrier separating banking from general commerce by preventing organizations from applying to the Office of Thrift Supervision to form a unitary holding company after May 4, 1999. All existing unitaries can continue to operate, no matter who owns them but these unitaries can only be sold to financial companies.

     FMSA also included provisions covering privacy of consumer information which requires every financial institution to disclose its privacy policy regarding the sharing of "nonpublic personal information" with affiliates and with third parties. It also requires consumers to be given a notice and an opportunity to "opt out" of sharing their nonpublic personal information with nonaffiliated third parties.

     The various provisions of the statute become effective on different dates over the course of the next year, and the full impact will not be evident until final implementing regulations are issued.

     Additional proposals to change the regulations and laws governing the banking and financial services industry are frequently introduced in the state legislatures, before various banking regulatory agencies, and in Congress. The likelihood and timing of any such changes and the impact of such changes might have on the Corporation cannot be determined at this time.

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

     BIF PREMIUMS AND THE RECAPITALIZATION OF SAIF. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("OAKAR"). The Bank had approximately $10.1 million of Oakar deposits at December 31, 1999, which are considered assessed under SAIF insurance premium. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act was designed to lead to an equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and to separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay FICO bonds until January 1, 2000, at which time the assessment became equal. During 1999 a FICO rate of approximately
1.19 basis points was charged on BIF deposits, and approximately 5.93 basis points was charged on SAIF deposits. Oakar deposits are treated as SAIF deposits for purposes of the FICO bond assessment.

     INTERSTATE BANKING. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based holding companies. The second major provision of the Interstate Act permitted, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States could have, by legislation passed before June 1, 1997, opted out of the interstate bank merger provisions of the Interstate Act. In addition, states could have elected to opt in and allow interstate bank mergers prior to June 1, 1997. A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching. In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, and its five branch offices. The following table sets forth certain information regarding the Corporation's properties as of December 31, 1999.

                                     Leased                     Date of Lease
Location                            or Owned                      Expiration
--------                            --------                    -------------
630 Godwin Avenue                     Owned                           --
Midland Park, NJ

386 Lafayette Avenue                  Owned                           --
Hawthorne, NJ

190 Franklin Avenue                   Leased                       10/31/07
Ridgewood, NJ

30 Franklin Turnpike                  Leased                       03/31/02
Waldwick, NJ

87 Berdan Avenue                      Leased                       06/30/04
Wayne, NJ

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1999.

                                     Part II

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     Commencing in November 1997, the Company's Common Stock began trading on the NASDAQ Bulletin Board under the symbol "SSFN". As of December 31, 1999, there were 735 stockholder of record of the Common Stock.

     The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the NASDAQ Bulletin Board for the quarterly periods presented. The Common Stock of the Company is thinly traded, and the prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions, as such. The stock prices and cash dividends set forth below also reflect adjustments related to a two-for-one stock split completed in 1997, a 5% stock dividend paid in June, 1998, a three-for-two stock split completed in July, 1999, and a 5% stock dividend paid in November, 1999.


                                                      Bid
                                            ----------------------       Cash
                                              High          Low        Dividend
                                             ------        ------      --------
Year Ended December 31, 1999
Fourth quarter                               $19.52        $18.10        $0.06
Third quarter                                 20.00         19.05         0.06
Second quarter                                24.76         16.83         0.06
First quarter                                 18.41         16.19         0.05

Year Ended December 31, 1998
Fourth quarter                               $27.00        $26.00        $0.04
Third quarter                                 26.50         25.50         0.04
Second quarter                                  N/A           N/A         0.04
First quarter                                   N/A           N/A         0.03

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

     During fiscal 1999, the Corporation paid quarterly cash dividends of $0.06 per share for an annual dividend payout ratio of 18.16%. During fiscal 1998, the Corporation paid quarterly cash dividends of $0.04 per share for an annual dividend payout ratio of 16.70%.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 13 of the Registrant's Annual Report to Shareholders under the caption "Selected Financial Data."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from page 14 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8 - FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference from page 30 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

     The following table sets forth information about each significant employee of the Corporation who is not also a director.

                                                    Principal Occupation
Name, Age and Position       Officer Since (1)      During Past Five Years
----------------------       -----------------      ----------------------
Julie E. Holland, 40,             1997              Vice President, Accounting
Vice President                                      Atlantic Stewardship Bank
                                                    April, 1997
                                                    Assistant Vice President,
                                                    Accounting
                                                    Atlantic Stewardship Bank
                                                    March, 1995
                                                    Assistant Controller,
                                                    Accounting,
                                                    Atlantic Stewardship Bank
                                                    May, 1994

M. Bernard Joustra, 63             1991             Vice President,
Vice President                                      Commercial Lending,
                                                    Atlantic Stewardship Bank

(1) Includes prior service as an officer of the Bank.

ITEM 11 - EXECUTIVE COMPENSATION

     Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Shareholders under the caption "Executive Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Stockholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

                                     Part IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                   Description of Exhibits
-------                  -----------------------
3(i)                     Certificate of Incorporation of the Corporation (1)
3(ii)                    Bylaws of the Corporation (1)
10(i)*                   1995 Incentive Stock Option Plan (1)
10(ii)*                  1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)*                 1995 Employee Stock Purchase Plan (2)
10 (iv)*                 Stock Bonus Plan (2)
10 (v)                   Stewardship Financial Corporation Dividend Reinvestment
                         Plan (3)
10 (vi)*                 Stewardship Financial Corporation Director Stock
                         Plan (4)
10(vii)*                 Amended and Restated 1995 Stock Option Plan
10(viii)*                Amended and Restated Director Stock Plan
13                       Annual Report to Shareholders for the year ended
                         December 31, 1999
21                       Subsidiaries of the Registrant (1)
23                       Consent of KPMG LLP
27                       Financial Data Schedule

---------

(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation's
     Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

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

*    Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

          None.

                        STEWARDSHIP FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibits
-------                 -----------------------
3(i)                    Certificate of Incorporation of the Corporation (1)
3(ii)                   Bylaws of the Corporation (1)
10(i)                   1995 Incentive Stock Option Plan (1)
10(ii)                  1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)                 1995 Employee Stock Purchase Plan (2)
10 (iv)                 Stock Bonus Plan (2)
10 (v)                  Stewardship Financial Corporation Dividend Reinvestment
                        Plan (3)
10 (vi)                 Stewardship Financial Corporation Director Stock
                        Plan (4)
10(vii)                 Amended and Restated 1995 Stock Option Plan
10(viii)                Amended and Restated Director Stock Plan
13                      Annual Report to Shareholders for the year ended
                        December 31, 1999
21                      Subsidiaries of the Registrant (1)
23                      Consent of KPMG LLP
27                      Financial Data Schedule
------------

(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation's
     Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

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


                                          STEWARDSHIP FINANCIAL CORPORATION

                                          By: /s/ Paul Van Ostenbridge
                                             ----------------------------------
                                                  Paul Van Ostenbridge
                                                  Chief Executive Officer
                                                  Dated:  March 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name                             Title                     Date
          ----                             -----                     ----
 /s/ Paul Van Ostenbridge           Chief Executive Officer     March 21, 2000
------------------------------
     Paul Van Ostenbridge


 /s/ Julie E. Holland               Principal Financial
------------------------------      Officer and Principal
     Julie E. Holland               Accounting Officer          March 21, 2000


 /s/ William Almroth                Director                    March 21, 2000
------------------------------
     William Almroth


 /s/ Harold Dyer                    Director                    March 21, 2000
------------------------------
     Harold Dyer


 /s/ Edward Fylstra                 Secretary and Director      March 21, 2000
------------------------------
     Edward Fylstra


 /s/ William Hanse                  Director                    March 21, 2000
------------------------------
     William Hanse


 /s/ Margo Lane                     Director                    March 21, 2000
------------------------------
     Margo Lane


 /s/ Arie Leegwater                 Chairman of the Board       March 21, 2000
------------------------------      and Director
     Arie Leegwater


 /s/ John L. Steen                  Vice Chairman of the        March 21, 2000
------------------------------      Board and Director
     John L. Steen


 /s/ William J. VanderEems          Director                    March 21, 2000
------------------------------
     William J. VanderEems