Form 10QSB
period 2000-03-31
STEWARDSHIP FINANCIAL CORP
filed 2000-05-15
CIK 1023860

================================================================================

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of May 2, 2000 was 1,626,160.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ----

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX




                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -   CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition
        at March 31, 2000 and December 31, 1999 (Unaudited) .........      1

        Consolidated Statements of Income for the Three
        Months ended March 31, 2000 and 1999 ( Unaudited) ...........      2

        Consolidated Statements of Income for the Three
        Months ended March 31, 2000 and 1999 ( Unaudited) ...........      3

        Consolidated Statement of Changes in Stockholders'
        Equity for the Three Months ended
        March 31, 2000 (Unaudited) ..................................      4

        Notes to Consolidated Financial Statements (Unaudited) ......   5-10


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS .........................................  11-14

ITEM III -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK .................................     14

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................     15

SIGNATURES ..........................................................     16

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                              March 31,        DECEMBER 31,
                                                                 2000             1999
                                                             ------------    --------------
ASSETS

Cash and due from banks .................................   $   7,619,000    $   7,724,000
Commercial paper and interest-bearing due from banks ....       1,029,000          546,000
Federal funds sold ......................................       8,525,000        8,625,000
                                                            -------------    -------------
       Cash and cash equivalents ........................      17,173,000       16,895,000

Securities available for sale ...........................      17,689,000       16,802,000
Securities held to maturity; estimated fair value
    of $ 21,164,000 (2000) and $20,437,000 (1999) .......      21,680,000       20,862,000
FHLB-NY stock, at cost ..................................         770,000          663,000
Loans, net of allowance for loan losses of
    of $ 1,964,000 (2000) and $1,874,000 (1999) .........     146,505,000      142,196,000
Mortgage loans held for sale ............................         177,000             --
Premises and equipment, net .............................       2,616,000        2,694,000
Accrued interest receivable .............................       1,245,000        1,253,000
Intangible assets, net of accumulated amortization of
    $354,000 (2000) and $341,000 (1999) .................         396,000          409,000
Other assets ............................................       1,371,000        1,298,000
                                                            -------------    -------------
       Total assets .....................................   $ 209,622,000    $ 203,072,000
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing .................................   $  44,975,000    $  41,359,000
    Interest-bearing ....................................     145,944,000      143,808,000
                                                            -------------    -------------
        Total deposits ..................................     190,919,000      185,167,000

Securities sold under agreements to repurchase ..........       1,150,000        1,173,000
Accrued expenses and other liabilities ..................       1,609,000        1,446,000
                                                            -------------    -------------
        Total liabilities ...............................     193,678,000      187,786,000
                                                            -------------    -------------
Commitments and contingencies ...........................            --               --

STOCKHOLDERS' EQUITY

Common stock, no par value; 5,000,000 shares authorized;
     1,621,256 and 1,599,646 shares issued outstanding at
     March 31, 2000 and December 31, 1999, respectively .       9,035,000        8,760,000
Retained earnings .......................................       7,346,000        6,932,000
Accumulated other comprehensive loss: ...................        (437,000)        (406,000)
                                                            -------------    -------------
        Total stockholders' equity ......................      15,944,000       15,286,000
                                                            -------------    -------------
        Total liabilities and stockholders' equity ......   $ 209,622,000    $ 203,072,000
                                                            =============    =============


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Interest income:
     Loans .........................................   $3,048,000   $2,558,000
     Securities held to maturity
       Taxable .....................................      140,000      148,000
       Non-taxable .................................      135,000      137,000
     Securities available for sale .................      276,000      242,000
     Other interest-earning assets .................      137,000      116,000
                                                       ----------   ----------
          Total interest income ....................    3,736,000    3,201,000
                                                       ----------   ----------
Interest expense:
     Deposits ......................................    1,303,000    1,102,000
     Borrowed money ................................       16,000       13,000
                                                       ----------   ----------
          Total interest expense ...................    1,319,000    1,115,000
                                                       ----------   ----------
Net interest income before provision for loan losses    2,417,000    2,086,000
Provision for loan losses ..........................       90,000       75,000
                                                       ----------   ----------
Net interest income after provision for loan losses     2,327,000    2,011,000
                                                       ----------   ----------
Noninterest income:
     Fees and service charges ......................      235,000      190,000
     Gain on sales of mortgage loans ...............        7,000       42,000
     Miscellaneous .................................       25,000       35,000
                                                       ----------   ----------
           Total noninterest income ................      267,000      267,000
                                                       ----------   ----------
Noninterest expenses:
     Salaries and employee benefits ................      866,000      741,000
     Occupancy, net ................................      139,000      110,000
     Equipment .....................................      113,000      116,000
     Data processing ...............................      107,000       91,000
     Advertising ...................................       37,000       53,000
     FDIC insurance premium ........................        9,000        6,000
     Amortization of intangible assets .............       13,000       14,000
     Charitable contributions ......................       70,000       62,000
     Stationery and supplies .......................       47,000       48,000
     Miscellaneous .................................      408,000      369,000
                                                       ----------   ----------
          Total noninterest expenses ...............    1,809,000    1,610,000
                                                       ----------   ----------
Income before income tax expense ...................      785,000      668,000
Income tax expense .................................      259,000      214,000
                                                       ==========   ==========
Net income .........................................   $  526,000   $  454,000
                                                       ==========   ==========
Basic earnings per share ...........................   $     0.33   $     0.29
                                                       ==========   ==========
Diluted earnings per share .........................   $     0.32   $     0.29
                                                       ==========   ==========
Weighted average number of common shares outstanding    1,615,865    1,563,064
                                                       ==========   ==========
Weighted average number of diluted common
     shares outstanding ............................    1,634,780    1,588,968
                                                       ==========   ==========


Share data has been restated to reflect a 3 for 2 stock split completed July 1, 1999 and a 5% stock dividend paid on October 27, 1999.



See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                           2000           1999
                                                                      ------------    ------------
Cash flows from operating activities:
     Net income ...................................................   $    526,000    $    454,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization of premises and equipment         108,000         124,000
           Amortization of premiums and accretion of discounts, net          8,000          25,000
           Accretion of deferred loan fees ........................         (9,000)         (6,000)
           Provision for loan losses ..............................         90,000          75,000
           Originations of mortgage loans held for sale ...........       (748,000)     (3,318,000)
           Proceeds from sale of mortgage loans ...................        578,000       3,749,000
           Gain on sale of mortgage loans .........................         (7,000)        (42,000)
           Deferred income tax benefit ............................         (2,000)        (36,000)
           Amortization of intangibles ............................         13,000          14,000
           Decrease in accrued interest receivable ................          7,000          20,000
           Increase in other assets ...............................        (52,000)        (17,000)
           Increase in other liabilities ..........................        163,000         339,000
                                                                      ------------    ------------
               Net cash provided by operating activities ..........        675,000       1,381,000
                                                                      ------------    ------------
Cash flows from investing activities:
     Purchase of securities available for sale ....................     (1,153,000)     (1,095,000)
     Proceeds from maturities and principal repayments
        on securities available for sale ..........................        221,000       1,339,000
     Proceeds from calls and sales of securities available for sale           --         1,250,000
     Purchase of securities held to maturity ......................     (1,143,000)     (2,884,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity ............................        312,000         933,000
     Proceeds from call on securities held to maturity ............           --         1,700,000
     Purchase of FHLB-NY stock ....................................       (108,000)       (105,000)
     Net increase in loans ........................................     (4,389,000)     (5,736,000)
     Additions to premises and equipment ..........................        (29,000)       (247,000)
                                                                      ------------    ------------
           Net cash used in investing activities ..................     (6,289,000)     (4,845,000)
                                                                      ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in noninterest-bearing deposits ......      3,616,000      (2,679,000)
     Net increase in interest-bearing deposits ....................      2,136,000       1,315,000
     Net decrease in securities sold under agreements to repurchase        (23,000)       (100,000)
     Cash dividends paid on common stock ..........................       (112,000)        (89,000)
     Common stock issued under stock plans ........................        275,000          90,000
                                                                      ------------    ------------
           Net cash provided by (used in) financing activities ....      5,892,000      (1,463,000)
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents ..............        278,000      (4,927,000)
Cash and cash equivalents - beginning .............................     16,895,000      16,999,000
                                                                      ============    ============
Cash and cash equivalents - ending ................................   $ 17,173,000    $ 12,072,000
                                                                      ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest .......................   $  1,320,000    $  1,161,000
     Cash paid during the year for income taxes ...................         50,000          50,000



See notes to unaudited consolidated financial statements.


                                          Stewardship Financial Corporation and Subsidiary
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                             (Unaudited)

                                                                      For the Period Ended March 31, 2000
                                                      ------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                    Other
                                                            Common Stock            Retained     Comprehensive
                                                        Shares        Amount         Earnings        Loss            Total
                                                      ---------   ------------   ------------    -------------   -------------
Balance -- December 31, 1999 ...................      1,599,646   $  8,760,000   $  6,932,000    $   (406,000)   $ 15,286,000
Dividends Paid .................................           --             --         (112,000)           --          (112,000)

Common stock issued under stock plans ..........          5,784        107,000           --              --           107,000
Exercise of stock options ......................         15,826        168,000        168,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2000 ....................           --             --          526,000            --           526,000
   Unrealized holding loss on securities
    available for sale arising during the period
    (net of tax benefit of $18,000) ............           --             --             --           (31,000)        (31,000)
                                                                                                                 ------------
Total comprehensive income, net of tax .........                                                                      495,000
                                                   ============   ============   ============    ============    ============
Balance -- March 31, 2000 ......................      1,621,256   $  9,035,000   $  7,346,000    $   (437,000)   $ 15,944,000
                                                   ============   ============   ============    ============    ============




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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3.   SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 2000 and December 31, 1999. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                        March 31, 2000
                                     -----------------------------------------------------
                                                      Gross           Gross
                                      Amortized     Unrealized     Unrealized    Carrying
                                        Cost          Gains          Losses       Value
                                     -----------   -----------   ------------  -----------
U.S. Treasury securities ........... $ 2,001,000   $      --     $    19,000   $ 1,982,000
U.S. Government agencies ...........   9,206,000         4,000       524,000     8,686,000
Obligations of state and political
     subdivisions ..................   1,065,000          --          13,000     1,052,000
Mortgage-backed securities .........   6,125,000        20,000       176,000     5,969,000
                                     -----------   -----------   -----------   -----------
                                     $18,397,000   $    24,000   $   732,000   $17,689,000
                                     ===========   ===========   ===========   ===========


                                                     December 31, 1999
                                     -----------------------------------------------------
                                                      Gross           Gross
                                      Amortized     Unrealized     Unrealized    Carrying
                                        Cost          Gains          Losses       Value
                                     -----------   -----------   ------------  -----------
U.S. Treasury securities ........... $ 2,001,000   $      --     $    11,000   $ 1,990,000
U.S. Government agencies ...........   8,248,000          --         520,000     7,728,000
Obligations of state and political
     subdivisions ..................     862,000          --           9,000       853,000
Mortgage-backed securities .........   6,350,000        24,000       143,000     6,231,000
                                     -----------   -----------   -----------   -----------
                                     $17,461,000   $    24,000   $   683,000   $16,802,000
                                     ===========   ===========   ===========   ===========


NOTE 4.   SECURITIES HELD TO MATURITY

          The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 2000 and December 31, 1999. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                      March 31, 2000
                                     -----------------------------------------------------
                                                       Gross         Gross       Estimated
                                      Carrying       Unrealized    Unrealized      Fair
                                        Value          Gains         Losses        Value
                                     -----------   -----------   -----------   -----------
U.S. Treasury securities ........... $   749,000   $      --     $    14,000   $   735,000
U.S. Government agencies ...........   6,589,000          --         255,000     6,334,000
Obligations of state and political
     subdivisions ..................  13,010,000        19,000       258,000    12,771,000
Mortgage-backed securities .........   1,332,000        12,000        20,000     1,324,000
                                     ===========   ===========   ===========   ===========
                                     $21,680,000   $    31,000   $   547,000   $21,164,000
                                     ===========   ===========   ===========   ===========




                                                      December 31, 1999
                                     -----------------------------------------------------
                                                       Gross         Gross       Estimated
                                      Carrying       Unrealized    Unrealized      Fair
                                        Value          Gains         Losses        Value
                                     -----------   ------------  ------------  -----------
U.S. Treasury securities ........... $   749,000   $      --     $    11,000   $   738,000
U.S. Government agencies ...........   5,847,000          --         235,000     5,612,000
Obligations of state and political
     subdivisions ..................  12,870,000        24,000       210,000    12,684,000
Mortgage-backed securities .........   1,396,000        13,000         6,000     1,403,000
                                     ===========   ===========   ===========   ===========
                                     $20,862,000   $    37,000   $   462,000   $20,437,000
                                     ===========   ===========   ===========   ===========


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

                                         March 30,    December 31,
                                           2000          1999
                                      ------------   -------------
Mortgage
     Residential ...................  $ 31,785,000   $ 31,716,000
     Commercial ....................    56,719,000     53,609,000
Commercial .........................    22,925,000     21,838,000
Equity .............................     4,687,000      4,742,000
Installment ........................    32,413,000     32,110,000
Other ..............................        69,000        175,000
                                      ------------   ------------
        Total loans ................   148,598,000    144,190,000
                                      ------------   ------------
Less:  Deferred loan fees ..........       129,000        120,000
       Allowance for loan losses ...     1,964,000      1,874,000
                                      ------------   ------------
                                         2,093,000      1,994,000
                                      ------------   ------------
        Loans, net                    $146,505,000   $142,196,000
                                      ============   ============


NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended March 30,
                                      ---------------------------
                                          1999           1999
                                      ------------   ------------
Balance, beginning of period ......... $ 1,874,000   $ 1,542,000
Provision charged to operations ......      90,000        75,000
Recoveries of loans charged off ......        --          10,000
Loans charged off ....................           0       (11,000)
                                       -----------   -----------
Balance, end of period ............... $ 1,964,000   $ 1,616,000
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

                                                March 31,  December 31,
                                                  2000         1999
                                                --------   ------------
Impaired loans
    With related allowance for loan losses .... $564,000     $ --
    Without related allowance for loan losses .     --         --
                                                ========     ======
Total impaired loans .......................... $564,000     $ --
                                                ========     ======
Related allowance for loan losses ............. $136,000     $ --
                                                ========     ======

Impaired loans at March 31, 2000 included two nonaccrual loans to one commercial borrower totaling $564,000. The loans are secured by commercial real estate.

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

All share and per share amounts have been restated to reflect a 3 for 2 stock split paid in July, 1999 and a 5% stock dividend paid on October 27, 1999.

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

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $6.6 million, or 3.2%, from $203.1 million at December 31, 1999 to $209.6 million at March 31, 2000. Net loans increased $4.3 million and securities held to maturity and securities available for sale both increased $800,000 each. The composition of the loan portfolio is basically unchanged at March 31, 2000 when compared with the portfolio at December 31, 1999.

Total deposits totaled $190.9 million at March 31, 2000, an increase of $5.8 million, or 3.1% from $185.2 million at December 31, 1999. Interest-bearing deposits increased $2.1 million, or 1.5%, to $145.9 million at March 31, 2000, and noninterest-bearing deposits increased $3.6 million, or 8.7%, to $45.0 million at March 31, 2000. The increase in deposits can be attributed to an overall marketing effort to attract additional certificates of deposit and noninterest-bearing accounts.

The Corporation's primary focus during the first three months was to continue to concentrate on developing the market base in Wayne, Passaic County, New Jersey and to concentrate marketing efforts toward increasing noninterest-bearing deposits. The Corporation also began to develop its website and began the installation of an internet banking product for customers. The product will be offered through an external service bureau which supports the product, provides necessary security and internal controls, and assists in regulatory compliance. It is anticipated that the product will be in beta testing during the second quarter of 2000 with rollout to our customer base in third quarter 2000. Management believes that this will enhance the delivery channels being offered to existing and new customers which will allow us to continue to provide strong personalized customer service.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000

General

The Corporation reported net income of $526,000, or $0.33 basic earnings per share for the three months ended March 31, 2000 compared to $454,000, or $.29 basic earnings per share for the same period in 1999. The $72,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $331,000, or 15.9%, for the three months ended March 31, 2000 as compared with the corresponding period in 1999. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $535,000, or 16.7%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $19.9 million, or 11.5%, from $173.4 million for the three months ended March 31, 1999 to $193.3 million for the same period in 2000, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $17.2 million to an average $144.7 million for the three months ended March 31, 2000, from an average $127.4 million for the comparable period in 1999.

Interest paid on deposits and borrowed money decreased by $204,000, or 18.3%, due primarily to an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $144.6 million for the three months ended March 31, 2000 from $131.0 million for the comparable 1999 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.42% for the period ended March 31, 1999 to 3.64% for the comparable period in 2000 .

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

The provision charged to operations totaled $90,000 and $75,000 during the three months ended March 31, 2000 and 1999. The increase in the provision was due to the general increase in the loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income remained flat at $267,000 for March 31, 2000 and 1999. Deposit related fees increased $45,000 offset by a decrease of $35,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during 2000 compared to the similar period in 1999.

Noninterest expense

Noninterest expense increased by approximately $199,000, or 12.4%, to $1.8 million for the three months ended March 31, 2000, compared to $1.6 million for the same 1999 period. Salaries and employee benefits, the major component of noninterest expense, increased $125,000, or 16.9%, during the three months ended March 31, 2000. This increase was due to the full quarter effect of additions to staff for the Wayne Valley branch, deposit operations, accounting, and data processing departments and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $42,000, or 13.3% due to the full quarter effect of the new Wayne Valley branch. Miscellaneous expenses increased $39,000, or 10.6% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $259,000 and $214,000 during the three months ended March 31, 2000 and 1999, respectively.

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


                                            03/31/00    12/31/99   09/30/99  06/30/99
                                            --------   ---------   --------  --------
                                                      (Dollars in Thousands)
Nonaccrual loans: (1) ..................... $    564   $     --    $      4  $      4
Loans past due 90 days or more: (2) .......      --          --         --          1

Restructured loans: .......................       23          25         26        27
                                            --------   ---------   --------  --------
     Total nonperforming loans ............ $    587   $      25   $     30  $     32
                                            ========   =========   ========  ========

Allowance for loan losses ................. $  1,964   $   1,874   $  1,761  $  1,676
                                            ========   =========   ========  ========
Nonaccrual loans to total loans                 0.38%        -- %       -- %      -- %
Nonperforming loans to total loans ........     0.39%       0.02%      0.02%     0.02%
Nonperforming loans to total assets .......     0.28%       0.01%      0.02%     0.02%
Allowance for loan losses to total loans ..     1.32%       1.30%      1.24%     1.23%

----------------

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

There were no loans at March 31, 2000, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $278,000 during the first three months of 2000, as investing activities used $6.3 million, offset by financing activities and operating activities providing cash and cash equivalents totaling $5.9 million and $0.7 million, respectively.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 2000 the Corporation's capital ratios were as follows:

                                         Required        Actual          Excess
                                         --------        ------          ------
Risk-based Capital
    Tier 1                                4.00%          10.96%          6.96%
    Total                                 8.00%          12.21%          4.21%
Leverage Ratio                            3.00%           7.64%          4.64%



ITEM III QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2000, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 9, 2000 at 7:00 P.M. Total number of shares outstanding as of March 31, 2000 (Record Date) was 1,620,963. Total number of shares represented at the meeting was 1,197,598. The meeting was held for the purpose of considering and voting on the following matter:

                                Election of Directors

               The election of three persons named below to serve as directors of the Corporation for three year terms

                                                     Total # of Shares
                                                   ---------------------
          Director                                 Voted for     Witheld
          --------                                 ---------     -------
          Robert J. Turner                         1,136,730      60,868
          William J. Vander Eems                   1,197,598         --
          Paul Van Ostenbridge                     1,197,598         --

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


                        STEWARDSHIP FINANCIAL CORPORATION



DATE: May 15, 2000                        BY: /s/ PAUL VAN OSTENBRIDGE
      ------------------------                ----------------------------------
                                                  Paul Van Ostenbridge
                                                  President and Chief Executive
                                                  Officer




DATE: May 15, 2000                        BY: /s/ JULIE E. HOLLAND
      ------------------------                ----------------------------------
                                                  Julie E. Holland
                                                  Vice President and Treasurer