Form 10QSB
period 2000-06-30
STEWARDSHIP FINANCIAL CORP
filed 2000-08-14
CIK 1023860

================================================================================
                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

(  )     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

                         Commission file number 0-21855


                        STEWARDSHIP FINANCIAL CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


          New Jersey                                            22-3351447
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)



 630 Godwin Avenue, Midland Park, NJ                               07432
---------------------------------------                     --------------------
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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of July 20, 2000 was 1,633,704.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               ----     ----

================================================================================

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2000 and December 31, 1999 (Unaudited) .........    1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2000 and 1999 ( Unaudited) ...........    2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2000 and 1999 ( Unaudited) ...........    3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2000 and 1999 (Unaudited) ............    4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended
         June 30, 2000 (Unaudited) ..................................    5

         Notes to Consolidated Financial Statements (Unaudited) ....  6 - 11


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ......................................  12 - 16

ITEM III -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK ................................   16

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 ..................................................   17

SIGNATURES ..........................................................   18


                     STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)


                                                                JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                                                            ------------------------------
ASSETS

Cash and due from banks .................................   $  12,123,000    $   7,724,000
Commercial paper and interest-bearing due from banks ....         528,000          546,000
Federal funds sold ......................................       5,975,000        8,625,000
                                                            ------------------------------
       Cash and cash equivalents ........................      18,626,000       16,895,000


Securities available for sale ...........................      17,553,000       16,802,000
Securities held to maturity; estimated fair value
    of $ 21,537,000 (2000) and $20,437,000 (1999) .......      22,019,000       20,862,000
FHLB-NY stock, at cost ..................................         770,000          663,000
Loans, net of allowance for loan losses of
    of $ 2,072,000 (2000) and $1,874,000 (1999) .........     155,074,000      142,196,000
Mortgage loans held for sale ............................         578,000             --
Premises and equipment, net .............................       2,527,000        2,694,000
Accrued interest receivable .............................       1,378,000        1,253,000
Intangible assets, net of accumulated amortization of
    $367,000 (2000) and $341,000 (1999) .................         383,000          409,000
Other assets ............................................       1,401,000        1,298,000
                                                            ------------------------------
       Total assets .....................................   $ 220,309,000    $ 203,072,000
                                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
    Noninterest-bearing .................................   $  47,691,000    $  41,359,000
    Interest-bearing ....................................     153,421,000      143,808,000
                                                            ------------------------------
        Total deposits ..................................     201,112,000      185,167,000

Securities sold under agreements to repurchase ..........       1,283,000        1,173,000
Accrued expenses and other liabilities ..................       1,334,000        1,446,000
                                                            ------------------------------
        Total liabilities ...............................     203,729,000      187,786,000
                                                            ------------------------------

Commitments and contingencies ...........................            --               --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,632,607 and 1,599,646 shares issued outstanding at
     June 30, 2000 and December 31, 1999, respectively ..       9,196,000        8,760,000
Retained earnings .......................................       7,827,000        6,932,000
Accumulated other comprehensive loss   ..................        (443,000)        (406,000)
                                                            ------------------------------
        Total stockholders' equity ......................      16,580,000       15,286,000
                                                            ------------------------------
        Total liabilities and stockholders' equity ......   $ 220,309,000    $ 203,072,000
                                                            ==============================


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            2000          1999
                                                         -----------------------
Interest income:
     Loans ...........................................   $6,286,000   $5,274,000
     Securities held to maturity
       Taxable .......................................      299,000      282,000
       Non-taxable ...................................      272,000      280,000
     Securities available for sale ...................      560,000      482,000
     Other interest-earning assets ...................      281,000      169,000
                                                         -----------------------
          Total interest income ......................    7,698,000    6,487,000
                                                         -----------------------

Interest expense:
     Deposits ........................................    2,685,000    2,192,000
     Borrowed money ..................................       33,000       24,000
                                                         -----------------------
          Total interest expense .....................    2,718,000    2,216,000
                                                         -----------------------

Net interest income before provision for loan losses .    4,980,000    4,271,000
Provision for loan losses ............................      200,000      150,000
                                                         -----------------------
Net interest income after provision for loan losses ..    4,780,000    4,121,000
                                                         -----------------------

Noninterest income:
     Fees and service charges ........................      518,000      408,000
     Gain on sales of mortgage loans .................       11,000       58,000
     Miscellaneous ...................................      101,000       89,000
                                                         -----------------------
           Total noninterest income ..................      630,000      555,000
                                                         -----------------------

Noninterest expenses:
     Salaries and employee benefits ..................    1,753,000    1,543,000
     Occupancy, net ..................................      270,000      230,000
     Equipment .......................................      232,000      246,000
     Data processing .................................      223,000      171,000
     Advertising .....................................       96,000       95,000
     FDIC insurance premium ..........................       18,000       12,000
     Amortization of intangible assets ...............       26,000       28,000
     Charitable contributions ........................      139,000      130,000
     Stationery and supplies .........................       93,000      111,000
     Miscellaneous ...................................      877,000      732,000
                                                         -----------------------
          Total noninterest expenses .................    3,727,000    3,298,000
                                                         -----------------------

Income before income tax expense .....................    1,683,000    1,378,000
Income tax expense ...................................      563,000      445,000
                                                         -----------------------
Net income ...........................................   $1,120,000   $  933,000
                                                         =======================

Basic earnings per share .............................        $0.69        $0.60
                                                         =======================
Diluted earnings per share ...........................        $0.68        $0.59
                                                         =======================

Weighted average number of common shares outstanding .    1,621,729    1,567,436
                                                         =======================
Weighted average number of diluted common
     shares outstanding ..............................    1,637,588    1,593,490
                                                         =======================


Share data has been restated to reflect a 3 for 2 stock split completed
  July 1, 1999 and a 5% stock dividend paid on October 27, 1999.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         -----------------------
                                                            2000         1999
                                                         -----------------------
Interest income:
     Loans ...........................................   $3,238,000   $2,716,000
     Securities held to maturity
       Taxable .......................................      159,000      134,000
       Non-taxable ...................................      137,000      143,000
     Securities available for sale ...................      284,000      240,000
     Other interest-earning assets ...................      144,000       53,000
                                                         -----------------------
          Total interest income ......................    3,962,000    3,286,000
                                                         -----------------------
Interest expense:
     Deposits ........................................    1,382,000    1,090,000
     Borrowed money ..................................       17,000       11,000
                                                         -----------------------
          Total interest expense .....................    1,399,000    1,101,000
                                                         -----------------------

Net interest income before provision for loan losses .    2,563,000    2,185,000
Provision for loan losses ............................      110,000       75,000
                                                         -----------------------
Net interest income after provision for loan losses ..    2,453,000    2,110,000
                                                         -----------------------
Noninterest income:
     Fees and service charges ........................      283,000      218,000
     Gain on sales of mortgage loans .................        4,000       16,000
     Miscellaneous ...................................       76,000       54,000
                                                         -----------------------
           Total noninterest income ..................      363,000      288,000
                                                         -----------------------
Noninterest expenses:
     Salaries and employee benefits ..................      887,000      802,000
     Occupancy, net ..................................      131,000      120,000
     Equipment .......................................      119,000      130,000
     Data processing .................................      116,000       80,000
     Advertising .....................................       59,000       42,000
     FDIC insurance premium ..........................        9,000        6,000
     Amortization of intangible assets ...............       13,000       14,000
     Charitable contributions ........................       69,000       68,000
     Stationery and supplies .........................       46,000       63,000
     Miscellaneous ...................................      469,000      363,000
                                                         -----------------------
          Total noninterest expenses .................    1,918,000    1,688,000
                                                         -----------------------

Income before income tax expense .....................      898,000      710,000
Income tax expense ...................................      304,000      231,000
                                                         =======================
Net income ...........................................   $  594,000   $  479,000
                                                         =======================

Basic earnings per share .............................        $0.36        $0.31
                                                         =======================
Diluted earnings per share ...........................        $0.36        $0.30
                                                         =======================

Weighted average number of common shares outstanding .    1,627,558    1,571,760
                                                         =======================
Weighted average number of diluted common
     shares outstanding ..............................    1,642,012    1,597,971
                                                         =======================


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


                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ----------------------------
                                                                         2000               1999
                                                                      ----------------------------
Cash flows from operating activities:
     Net income ...................................................   $  1,120,000    $    933,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization of premises and equipment         219,000         248,000
           Amortization of premiums and accretion of discounts, net         14,000          44,000
           Accretion of deferred loan fees ........................        (20,000)        (18,000)
           Provision for loan losses ..............................        200,000         150,000
           Originations of mortgage loans held for sale ...........     (1,571,000)     (4,871,000)
           Proceeds from sale of mortgage loans ...................      1,004,000       5,049,000
           Gain on sale of mortgage loans .........................        (11,000)        (58,000)
           Deferred income tax benefit ............................        (87,000)        (57,000)
           Amortization of intangibles ............................         26,000          28,000
           Increase in accrued interest receivable ................       (125,000)         (3,000)
           Decrease in other assets ...............................          3,000           8,000
           (Decrease) increase in other liabilities ...............       (112,000)        194,000
                                                                      ----------------------------
               Net cash provided by operating activities ..........        660,000       1,647,000
                                                                      ----------------------------
Cash flows from investing activities:
     Purchase of securities available for sale ....................     (1,253,000)     (3,195,000)
     Proceeds from maturities and principal repayments
        on securities available for sale ..........................        455,000       2,336,000
     Proceeds from calls and sales of securities available for sale           --         2,971,000
     Purchase of securities held to maturity ......................     (1,817,000)     (3,042,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity ............................        637,000       1,493,000
     Proceeds from call on securities held to maturity ............           --         2,950,000
     Purchase of FHLB-NY stock ....................................       (107,000)       (105,000)
     Net increase in loans ........................................    (13,058,000)    (13,215,000)
     Additions to premises and equipment ..........................        (52,000)       (453,000)
                                                                      ----------------------------
           Net cash used in investing activities ..................    (15,195,000)    (10,260,000)
                                                                      ----------------------------
Cash flows from financing activities:
     Net increase (decrease) in noninterest-bearing deposits ......      6,332,000        (887,000)
     Net increase in interest-bearing deposits ....................      9,613,000         693,000
     Net increase in securities sold under agreements to repurchase        110,000         751,000
     Cash dividends paid on common stock ..........................       (225,000)       (179,000)
     Common stock issued under stock plans ........................        436,000         244,000
                                                                      ----------------------------
           Net cash provided by financing activities ..............     16,266,000         622,000
                                                                      ----------------------------

Net increase (decrease) in cash and cash equivalents ..............      1,731,000      (7,991,000)
Cash and cash equivalents - beginning .............................     16,895,000      16,999,000
                                                                      ============================
Cash and cash equivalents - ending ................................   $ 18,626,000    $  9,008,000
                                                                      ============================
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest .......................   $  2,628,000    $  2,282,000
     Cash paid during the year for income taxes ...................        683,000         555,000


See notes to unaudited consolidated financial statements



                                       STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                      -----------------------------------------------------------------------

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                            COMMON STOCK            RETAINED             COMPREHENSIVE
                                                        SHARES        AMOUNT        EARNINGS           LOSS         TOTAL
                                                      -----------------------------------------------------------------------

Balance -- December 31, 1999 ...................      1,599,646   $  8,760,000   $  6,932,000    $   (406,000)   $ 15,286,000
Dividends Paid .................................           --             --         (225,000)           --          (225,000)

Common stock issued under stock plans ..........         11,202        205,000           --              --           205,000
Exercise of stock options ......................         21,759        231,000           --              --           231,000
Comprehensive income:
  Net income for the six months
    ended June 30, 2000 ........................           --             --        1,120,000            --         1,120,000
  Unrealized holding loss on securities
    available for sale arising during the period
    (net of tax benefit of $21,000) ............           --             --             --           (37,000)        (37,000)
                                                                                                                 ------------
Total comprehensive income, net of tax .........           --             --             --              --         1,083,000

                                                      -----------------------------------------------------------------------
Balance -- June 30, 2000 .......................      1,632,607   $  9,196,000   $  7,827,000    $   (443,000)   $ 16,580,000
                                                      =======================================================================

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



NOTE 2.   BASIS OF PRESENTATION


The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

This Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Stewardship Financial Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Stewardship Financial Corporation's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-QSB, "we" and "us" and "our" refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.


                                      STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                                         (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 2000 and December 31, 1999. In accordance with Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                                    June 30, 2000
                                                        ---------------------------------------------------------------------
                                                                                                  Gross              Gross
                                                          Amortized          Unrealized        Unrealized          Carrying
                                                            Cost                Gains             Losses             Value
                                                        ---------------------------------------------------------------------

U.S. Treasury securities ........................        $ 2,001,000        $      --          $    17,000        $ 1,984,000
U.S. Government agencies ........................          9,316,000               --              552,000          8,764,000
Obligations of state and political
     subdivisions ...............................          1,063,000               --                9,000          1,054,000
Mortgage-backed securities ......................          5,888,000             18,000            155,000          5,751,000
                                                        ---------------------------------------------------------------------
                                                         $18,268,000        $    18,000        $   733,000        $17,553,000
                                                        =====================================================================


                                                                                   December 31, 1999
                                                        ---------------------------------------------------------------------
                                                                                                  Gross              Gross
                                                          Amortized          Unrealized        Unrealized          Carrying
                                                            Cost                Gains             Losses             Value
                                                        ---------------------------------------------------------------------

U.S. Treasury securities ........................        $ 2,001,000        $      --          $    11,000        $ 1,990,000
U.S. Government agencies ........................          8,248,000               --              520,000          7,728,000
Obligations of state and political
     subdivisions ...............................            862,000               --                9,000            853,000
Mortgage-backed securities ......................          6,350,000             24,000            143,000          6,231,000
                                                        ---------------------------------------------------------------------
                                                         $17,461,000        $    24,000        $   683,000        $16,802,000
                                                        =====================================================================


NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 2000 and December 31, 1999. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                                     June 30, 2000
                                                        ---------------------------------------------------------------------
                                                                                Gross             Gross           Estimated
                                                          Carrying           Unrealized         Unrealized           Fair
                                                            Value               Gains             Losses             Value
                                                        ---------------------------------------------------------------------

U.S. Treasury securities ........................        $   749,000        $      --          $    14,000        $   735,000
U.S. Government agencies ........................          6,585,000               --              269,000          6,316,000
Obligations of state and political
     subdivisions ...............................         13,159,000             19,000            214,000         12,964,000
Mortgage-backed securities ......................          1,526,000             17,000             21,000          1,522,000
                                                        ---------------------------------------------------------------------
                                                         $22,019,000        $    36,000        $   518,000        $21,537,000
                                                        =====================================================================


                                                                                  December 31, 1999
                                                        ---------------------------------------------------------------------
                                                                                Gross             Gross           Estimated
                                                          Carrying           Unrealized         Unrealized           Fair
                                                            Value               Gains             Losses             Value
                                                        ---------------------------------------------------------------------

U.S. Treasury securities ........................        $   749,000        $      --          $    11,000        $   738,000
U.S. Government agencies ........................          5,847,000               --              235,000          5,612,000
Obligations of state and political
     subdivisions ...............................         12,870,000             24,000            210,000         12,684,000
Mortgage-backed securities ......................          1,396,000             13,000              6,000          1,403,000
                                                        ---------------------------------------------------------------------
                                                         $20,862,000        $    37,000        $   462,000        $20,437,000
                                                        =====================================================================

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



                                        June 30,     December 31,
                                          2000           1999
                                      ---------------------------
Mortgage
     Residential ..................   $ 33,165,000   $ 31,716,000
     Commercial ...................     59,796,000     53,609,000
Commercial ........................     25,227,000     21,838,000
Equity ............................      5,412,000      4,742,000
Installment .......................     32,385,000     32,110,000
Other .............................      1,286,000        175,000
                                      ---------------------------
        Total loans ...............    157,271,000    144,190,000
                                      ---------------------------
Less:  Deferred loan fees .........        125,000        120,000
       Allowance for loan losses...      2,072,000      1,874,000
                                      ---------------------------
                                         2,197,000      1,994,000
                                      ---------------------------
        Loans, net ................   $155,074,000   $142,196,000
                                      ===========================




NOTE 6.   ALLOWANCE FOR LOAN LOSSES


                                        Six Months Ended June 30,
                                            2000           1999
                                      ---------------------------

Balance, beginning of period .......   $ 1,874,000   $  1,542,000
Provision charged to operations ....       200,000        150,000
Recoveries of loans charged off ....         1,000         27,000
Loans charged off ..................        (3,000)       (11,000)
                                      ---------------------------
Balance, end of period .............   $ 2,072,000   $  1,676,000
                                      ===========================

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




                                                     June 30,       December 31,
                                                       2000            1999
                                                    ---------------------------

Impaired loans
    With related allowance for loan losses .....     $766,000      $      --
    Without related allowance for loan losses ..        8,000             --
                                                    ---------------------------
Total impaired loans ...........................     $774,000      $      --
                                                    ===========================
Related allowance for loan losses ..............     $181,000      $      --
                                                    ===========================

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 15,859 and 26,054 shares for the six months ended June 30, 2000 and 1999, respectively.

All share and per share amounts have been restated to reflect a 3 for 2 stock split paid in July, 1999 and a 5% stock dividend paid October 27, 1999.

NOTE 9.  COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and lossess on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2000 and 1999 was $1.1 million and $0.7 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

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

                        STEWARDSHIP FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

Total assets increased by $17.2 million, or 8.5%, from $203.1 million at December 31, 1999 to $220.3 million at June 30, 2000. Net loans increased $12.9 million and cash and cash equivalents and securities held to maturity increased $1.7 million and $1.2 million, respectively. The composition of the loan portfolio is basically unchanged at June 30, 2000 when compared with the portfolio at December 31, 1999.

Total deposits totaled $201.1 million at June 30, 2000, an increase of $15.9 million, or 8.6% from $185.2 million at December 31, 1999. Interest-bearing deposits increased $9.6 million, or 6.7%, to $153.4 million at June 30, 2000, and noninterest-bearing deposits increased $6.3 million, or 15.3%, to $47.7 million at June 30, 2000. The increase in deposits can be attributed to an overall marketing effort to attract additional certificates of deposit and noninterest-bearing accounts.

The Corporation's primary focus during the first six months was to continue to concentrate on developing the market base in Wayne, Passaic County, New Jersey and to concentrate marketing efforts toward increasing noninterest-bearing deposits. The Corporation also introduced its website and began the installation of an internet banking product for customers. The product is offered through an external service bureau which supports the product, provides necessary security and internal controls, and assists in regulatory compliance. Management believes that this will enhance the delivery channels being offered to existing and new customers which will allow us to continue to provide strong personalized customer service.

RESULTS OF OPERATIONS
---------------------
SIX MONTHS ENDED JUNE 30, 2000
------------------------------

General
-------

The Corporation reported net income of $1.1 million, or $0.69 basic earnings per share for the six months ended June 30, 2000 compared to $933,000, or $.60 basic earnings per share for the same period in 1999. The $187,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense.

Net interest income
-------------------

Net interest income increased $709,000, or 16.6%, for the six months ended June 30, 2000 as compared with the corresponding period in 1999. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $1.2 million, or 18.7%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $23.1 million, or 13.3%, from $173.9 million for the six months ended June 30, 1999 to $197.0 million for the same period in 2000, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $18.4 million to an average $148.0 million for the six months ended June 30, 2000, from an average $129.6 million for the comparable period in 1999.

Interest paid on deposits and borrowed money increased by $502,000, or 22.7%, due primarily to an increase in average deposits and an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $147.0 million for the six months ended June 30, 2000 from $131.2 million for the comparable 1999 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.37% for the period ended June 30, 1999 to 3.67% for the comparable period in 2000.

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

The provision charged to operations totaled $200,000 and $150,000 during the six months ended June 30, 2000 and 1999. The increase in the provision was due to the general increase in the loans outstanding and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased $75,000, or 13.5%, to $630,000 for the six months ended June 30, 2000, compared to $555,000 for the same period in 1999. Deposit related fees increased $110,000 offset by a decrease of $47,000 in gains on sale of mortgage loans due primarily to a decrease in loans originated and sold during 2000 compared to the similar period in 1999.

Noninterest expense
-------------------

Noninterest expense increased by approximately $429,000, or 13.0%, to $3.7 million for the six months ended June 30, 2000, compared to $3.3 million for the same 1999 period. Salaries and employee benefits, the major component of noninterest expense, increased $210,000, or 13.6%, during the six months ended June 30, 2000. This increase was due to the full quarter effect of additions to staff for the Wayne Valley branch, deposit operations, accounting, and data processing departments and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $78,000, or 12.1% due to the full effect of the new Wayne Valley branch. Miscellaneous expenses increased $145,000, or 19.8% due to the necessary support of the general growth of the Corporation.

Income taxes
------------

Income tax expense totaled $563,000 and $445,000 during the six months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED JUNE 30, 2000
--------------------------------

General
-------

The Corporation reported net income of $594,000, or $0.36 basic earnings per share for the three months ended June 30, 2000, compared to $479,000, or $0.31 basic earnings per share for the same period in 1999. The $115,000 increase was primarily caused by an increase in net interest income, partially offset by increases in noninterest expense.

Net interest income
-------------------

Net interest income increased $378,000, or 17.3%, for the three months ended June 30, 2000 compared with the corresponding period in 1999. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $676,000, or 20.6%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $23.8 million, or 13.5%, from $176.2 million for the three months ended June 30, 1999 to $200.0 million for the same period in 2000, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $17.7 million to an average $150.9 million for the three months ended June 30, 2000, from an average $132.6 million for the comparable period in 1999.

Interest paid on deposits and borrowed money increased $298,000, or 27.1%, due primarily to an increase in cost of funds as customers shifted from lower yielding deposits into longer term certificates of deposit. The average balance of total interest-bearing deposits increased to $148.9 million for the three months ended June 30, 2000 from $132.4 million for the comparable 1999 period, primarily as a result of the Corporation's expanding customer base and the popularity of an 18 month certificate of deposit program.

Provision for loan losses
-------------------------

The provision charged to operations totaled $110,000 and $75,000 during the three months ended June 30, 2000 and 1999. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income
------------------

Noninterest income increased $75,000, or 26.0%, to $363,000 during the three months ended June 30, 2000 when compared with $288,000 during the 1999 period. Contributing to this increase was an increase of $65,000 in deposit-related fees and service charges caused by the increased deposit base.

Noninterest expense
-------------------

Noninterest expense increased $230,000, or 13.6%, to $1.9 million for the three months ended June 30, 2000, compared to $1.7 million for the same 1999 period. Salaries and employee benefits, the major component of noninterest expense, increased $85,000, or 10.6%, during the three months ended June 30, 2000. The increase was due primarily to additions to staff in the lending and deposit operations areas and general increases for merit and performance. Miscellaneous expenses increased $106,000, or 29.2% due to the necessary support of the general growth of the Corporation and additions in consulting expense being utilized to provide strategic planning consulting.

Income taxes
------------

Income tax expense totaled $304,000 and $231,000 during the three months ended June 30, 2000 and 1999, respectively.

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


                                           06/30/00    03/31/00      12/31/99     09/30/99
                                           --------   ----------    ---------     --------
                                                       (Dollars in Thousands)
Nonaccrual loans: (1) ..................   $  766       $  564       $ --         $    4
Loans past due 90 days or more: (2) ....        8          --          --           --
Restructured loans: ....................       22           23           25           26
                                           ------       ------       ------       ------
     Total nonperforming loans .........   $  796       $  587       $   25       $   30
                                           ======       ======       ======       ======

Allowance for loan losses ..............   $2,072       $1,964       $1,874       $1,761
                                           ======       ======       ======       ======
Nonaccrual loans to total loans ........     0.49%        0.38%           -%           -%
Nonperforming loans to total loans .....     0.51%        0.39%        0.02%        0.02%
Nonperforming loans to total assets ....     0.36%        0.28%        0.01%        0.02%
Allowance for loan losses to total loans     1.32%        1.32%        1.30%        1.24%

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

There were no loans at June 30, 2000, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $1.7 million during the first six months of 2000, as financing activities and operating activities increased provided $16.3 million and $0.7 million, respectively, offset by investing activities using $15.2 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of June 30, 2000 the Corporation's capital ratios were as follows:

                                         Required         Actual       Excess
                                         --------         ------       ------
Risk-based Capital
         Tier 1 ..................         4.00%          10.94%        6.94%
         Total ...................         8.00%          12.19%        4.19%
Leverage Ratio ...................         3.00%           7.79%        4.79%


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

                                   SIGNATURES
                                   ----------




In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        STEWARDSHIP FINANCIAL CORPORATION





DATE:    AUGUST 11, 20000                BY: /s/ PAUL VAN OSTENBRIDGE
      --------------------------             --------------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                  Officer




DATE:    AUGUST 11, 20000                BY: /s/ JULIE E. HOLLAND
      --------------------------             --------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer