Form 10QSB
period 2000-09-30
STEWARDSHIP FINANCIAL CORP
filed 2000-11-14
CIK 1023860

================================================================================
                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of November 1, 2000 was 1,645,747.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               ----     ----

================================================================================

                        Stewardship Financial Corporation

                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------



PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2000 and December 31, 1999 (Unaudited) .......    1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2000 and 1999 ( Unaudited) .........    2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2000 and 1999 ( Unaudited) .........    3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2000 and 1999 (Unaudited) ..........    4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended September 30, 2000
         (Unaudited) ...................................................    5

         Notes to Consolidated Financial Statements (Unaudited) ........  6 - 11


ITEM II -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ........................ 12 - 17

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ................................................   17

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 .....................................................   18

SIGNATURES .............................................................   19

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             2000           1999
                                                                        ------------------------------
ASSETS

Cash and due from banks                                                  $  8,667,000   $  7,724,000
Commercial paper and interest-bearing due from banks                          505,000        546,000
Federal funds sold                                                          5,225,000      8,625,000
                                                                        -----------------------------
       Cash and cash equivalents                                           14,397,000     16,895,000


Securities available for sale                                              17,640,000     16,802,000
Securities held to maturity; estimated fair value
    of $22,054,000 (2000) and $20,437,000 (1999)                           22,335,000     20,862,000
FHLB-NY stock, at cost                                                        770,000        663,000
Loans, net of allowance for loan losses of
    of $2,123,000 (2000) and $1,874,000 (1999)                            160,975,000    142,196,000
Mortgage loans held for sale                                                  505,000              -
Premises and equipment, net                                                 2,925,000      2,694,000
Accrued interest receivable                                                 1,413,000      1,253,000
Intangible assets, net of accumulated amortization of
    $380,000 (2000) and $341,000 (1999)                                       370,000        409,000
Other assets                                                                1,392,000      1,298,000
                                                                        -----------------------------
       Total assets                                                      $222,722,000   $203,072,000
                                                                        =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                                  $ 44,846,000   $ 41,359,000
    Interest-bearing                                                      157,426,000    143,808,000
                                                                        -----------------------------

        Total deposits                                                    202,272,000    185,167,000

Securities sold under agreements to repurchase                              1,459,000      1,173,000
Accrued expenses and other liabilities                                      1,648,000      1,446,000
                                                                        -----------------------------

        Total liabilities                                                 205,379,000    187,786,000
                                                                        -----------------------------

Commitments and contingencies                                                       -              -

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,721,812 and 1,679,628 shares issued outstanding at
     June 30, 2000 and December 31, 1999, respectively                      9,314,000      8,760,000
Retained earnings                                                           8,357,000      6,932,000
Accumulated other comprehensive loss                                        (328,000)      (406,000)
                                                                        -----------------------------

        Total stockholders' equity                                         17,343,000     15,286,000
                                                                        -----------------------------

        Total liabilities and stockholders' equity                       $222,722,000   $203,072,000
                                                                        =============================



See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                           -----------------------------------------------
                                                                       2000                       1999
                                                           -----------------------------------------------
Interest income:
     Loans                                                         $ 9,774,000                 $8,128,000
     Securities held to maturity
       Taxable                                                         451,000                    410,000
       Non-taxable                                                     407,000                    411,000
     Securities available for sale                                     845,000                    733,000
     Other interest-earning assets                                     425,000                    256,000
                                                           -----------------------------------------------
          Total interest income                                     11,902,000                  9,938,000
                                                           -----------------------------------------------
Interest expense:
     Deposits                                                        4,202,000                  3,365,000
     Borrowed money                                                     51,000                     43,000
                                                           -----------------------------------------------
          Total interest expense                                     4,253,000                  3,408,000
                                                           -----------------------------------------------
Net interest income before provision for loan losses                 7,649,000                  6,530,000
Provision for loan losses                                              300,000                    230,000
                                                           -----------------------------------------------
Net interest income after provision for loan losses                  7,349,000                  6,300,000
                                                           -----------------------------------------------
Noninterest income:
     Fees and service charges                                          774,000                    612,000
     Gain on sales of mortgage loans                                    28,000                     79,000
     Miscellaneous                                                     134,000                    114,000
                                                           -----------------------------------------------
           Total noninterest income                                    936,000                    805,000
                                                           -----------------------------------------------
Noninterest expenses:
     Salaries and employee benefits                                  2,648,000                  2,368,000
     Occupancy, net                                                    421,000                    364,000
     Equipment                                                         358,000                    340,000
     Data processing                                                   337,000                    271,000
     Advertising                                                       130,000                    141,000
     FDIC insurance premium                                             28,000                     18,000
     Amortization of intangible assets                                  39,000                     42,000
     Charitable contributions                                          218,000                    224,000
     Stationery and supplies                                           144,000                    173,000
     Miscellaneous                                                   1,296,000                  1,061,000
                                                           -----------------------------------------------
          Total noninterest expenses                                 5,619,000                  5,002,000
                                                           -----------------------------------------------
Income before income tax expense                                     2,666,000                  2,103,000
Income tax expense                                                     901,000                    683,000
                                                           -----------------------------------------------
Net income                                                         $ 1,765,000                 $1,420,000
                                                           ===============================================
Basic earnings per share                                                 $1.03                      $0.86
                                                           ===============================================
Diluted earnings per share                                               $1.02                      $0.85
                                                           ===============================================
Weighted average number of common shares outstanding                 1,708,271                  1,650,965
                                                           ===============================================
Weighted average number of diluted common
     shares outstanding                                              1,724,235                  1,674,752
                                                           ===============================================


Share data has been restated to reflect a 5% stock dividend payable November 15, 2000.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                        --------------------------------------------------
                                                                       2000                       1999
                                                        --------------------------------------------------
Interest income:
     Loans                                                          $3,488,000                 $2,854,000
     Securities held to maturity
       Taxable                                                         152,000                    128,000
       Non-taxable                                                     135,000                    131,000
     Securities available for sale                                     285,000                    251,000
     Other interest-earning assets                                     144,000                     87,000
                                                         -------------------------------------------------
          Total interest income                                      4,204,000                  3,451,000
                                                         -------------------------------------------------
Interest expense:
     Deposits                                                        1,517,000                  1,173,000
     Borrowed money                                                     18,000                     19,000
                                                         -------------------------------------------------
          Total interest expense                                     1,535,000                  1,192,000
                                                         -------------------------------------------------
Net interest income before provision for loan losses                 2,669,000                  2,259,000
Provision for loan losses                                              100,000                     80,000
                                                         -------------------------------------------------
Net interest income after provision for loan losses                  2,569,000                  2,179,000
                                                         -------------------------------------------------
Noninterest income:
     Fees and service charges                                          256,000                    204,000
     Gain on sales of mortgage loans                                    17,000                     21,000
     Miscellaneous                                                      33,000                     25,000
                                                         -------------------------------------------------
           Total noninterest income                                    306,000                    250,000
                                                         -------------------------------------------------
Noninterest expenses:
     Salaries and employee benefits                                    895,000                    825,000
     Occupancy, net                                                    151,000                    134,000
     Equipment                                                         126,000                     94,000
     Data processing                                                   114,000                    100,000
     Advertising                                                        34,000                     46,000
     FDIC insurance premium                                             10,000                      6,000
     Amortization of intangible assets                                  13,000                     14,000
     Charitable contributions                                           79,000                     94,000
     Stationery and supplies                                            51,000                     62,000
     Miscellaneous                                                     419,000                    329,000
                                                         -------------------------------------------------
          Total noninterest expenses                                 1,892,000                  1,704,000
                                                         -------------------------------------------------
Income before income tax expense                                       983,000                    725,000
Income tax expense                                                     338,000                    238,000
                                                         -------------------------------------------------
Net income                                                          $  645,000                 $  487,000
                                                         =================================================
Basic earnings per share                                                 $0.37                      $0.29
                                                         =================================================
Diluted earnings per share                                               $0.37                      $0.29
                                                         =================================================
Weighted average number of common shares outstanding                 1,719,064                  1,661,112
                                                         =================================================
Weighted average number of diluted common
     shares outstanding                                              1,733,650                  1,686,807
                                                         =================================================




Share data has been restated to reflect a 5% stock dividend payable November 15, 2000.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                         -------------------------------------
                                                                                   2000             1999
                                                                         -------------------------------------
Cash flows from operating activities:
     Net income                                                                $  1,765,000      $  1,420,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                     344,000           337,000
        Amortization of premiums and accretion of discounts, net                     20,000            53,000
        Accretion of deferred loan fees                                             (29,000)          (22,000)
        Provision for loan losses                                                   300,000           230,000
        Originations of mortgage loans held for sale                             (3,262,000)       (6,155,000)
        Proceeds from sale of mortgage loans                                      2,785,000         6,677,000
        Gain on sale of mortgage loans                                              (28,000)          (79,000)
        Deferred income tax benefit                                                (107,000)          (94,000)
        Amortization of intangibles                                                  39,000            42,000
        (Increase) decrease in accrued interest receivable                         (160,000)            35,000
        Decrease in other assets                                                    (36,000)          (58,000)
        Increase in other liabilities                                               202,000           554,000
                                                                     -----------------------------------------
            Net cash provided by operating activities                             1,833,000         2,940,000
                                                                     -----------------------------------------
Cash flows from investing activities:
     Purchase of securities available for sale                                   (1,404,000)       (5,441,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                            710,000         2,929,000
     Proceeds from calls and sales of securities available
        for sale                                                                          -         2,971,000
     Purchase of securities held to maturity                                     (2,816,000)       (4,298,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                            1,307,000         2,983,000
     Proceeds from call on securities held to maturity
                                                                                          -         3,203,000
     Purchase of FHLB-NY stock                                                     (107,000)         (105,000)
     Net increase in loans                                                      (19,051,000)      (18,551,000)
     Additions to premises and equipment                                           (575,000)         (479,000)
                                                                     -----------------------------------------
        Net cash used in investing activities                                   (21,936,000)      (16,788,000)
                                                                     -----------------------------------------
Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                                 3,487,000           942,000
     Net increase in interest-bearing deposits                                   13,618,000         7,312,000
     Net increase in securities sold under agreements to
        repurchase                                                                  286,000         2,300,000
     Cash dividends paid on common stock                                           (340,000)         (276,000)
     Common stock issued under stock plans                                          554,000           442,000
                                                                     -----------------------------------------
        Net cash provided by financing activities                                17,605,000        10,720,000
                                                                     -----------------------------------------
Net decrease in cash and cash equivalents                                        (2,498,000)       (3,128,000)
Cash and cash equivalents - beginning                                            16,895,000        16,999,000
                                                                     -----------------------------------------
Cash and cash equivalents - ending                                             $ 14,397,000     $  13,871,000
                                                                     =========================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                    $  4,079,000     $   3,416,000
     Cash paid during the year for income taxes                                     993,000           735,000



See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                         FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                                   --------------------------------------------------------------------------------
                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                          COMMON STOCK               RETAINED       COMPREHENSIVE
                                                    SHARES           AMOUNT          EARNINGS            LOSS             TOTAL
                                                   --------------------------------------------------------------------------------

Balance -- December 31, 1999                       1,599,646       $8,760,000       $6,932,000        $(406,000)       $15,286,000
Dividends Paid                                             -                -         (340,000)               -          (340,000)
5% Stock dividend (payable November 1, 2000)          81,991
Common stock issued under stock plans                 18,416          323,000                -                -            323,000
Exercise of stock options                             21,759          231,000                                              231,000
Comprehensive income:
   Net income for the nine months
       ended September 30, 2000                            -                -        1,765,000                -          1,765,000
   Unrealized holding gain on securities
    available for sale arising during the period
    (net of tax of $21,000)                                -                -                -            78,000            78,000
                                                                                                                      -------------
Total comprehensive income, net of tax                                                                                   1,843,000
                                                   --------------------------------------------------------------------------------
Balance -- September 30, 2000                      1,721,812       $9,314,000       $8,357,000        $(328,000)       $17,343,000
                                                   ================================================================================



Data has been restated to reflect a 5% stock dividend payable on November 15, 2000.

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



NOTE 2.   BASIS OF PRESENTATION


The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

This Form 10-QSB contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Stewardship Financial Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Stewardship Financial Corporation's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-QSB, "we" and "us" and "our" refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3.   SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 2000 and December 31, 1999. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.



                                                                                  September 30, 2000
                                                        ---------------------------------------------------------------------
                                                                                        Gross        Gross
                                                                  Amortized          Unrealized    Unrealized     Carrying
                                                                    Cost                Gains        Losses         Value
                                                        ---------------------------------------------------------------------
    U.S. Treasury securities                                     $ 2,001,000           $     -      $  7,000     $ 1,994,000
    U.S. Government agencies                                       9,478,000            13,000       441,000       9,050,000
    Obligations of state and political
         subdivisions                                              1,062,000             2,000         4,000       1,060,000
    Mortgage-backed securities                                     5,630,000            21,000       115,000       5,536,000
                                                        ---------------------------------------------------------------------
                                                                 $18,171,000           $36,000      $567,000     $17,640,000
                                                        =====================================================================

                                                                                   December 31, 1999
                                                        ---------------------------------------------------------------------
                                                                                        Gross        Gross
                                                                  Amortized          Unrealized    Unrealized     Carrying
                                                                    Cost                Gains        Losses         Value
                                                        ---------------------------------------------------------------------
    U.S. Treasury securities                                     $ 2,001,000           $     -      $ 11,000     $ 1,990,000
    U.S. Government agencies                                       8,248,000                 -       520,000       7,728,000
    Obligations of state and political
         subdivisions                                                862,000                 -         9,000         853,000
    Mortgage-backed securities                                     6,350,000            24,000       143,000       6,231,000
                                                        ---------------------------------------------------------------------
                                                                 $17,461,000           $24,000      $683,000     $16,802,000
                                                        =====================================================================


NOTE 4.   SECURITIES HELD TO MATURITY

The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 2000 and December 31, 1999. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                                                  September 30, 2000
                                                        ---------------------------------------------------------------------
                                                                                        Gross        Gross
                                                                  Amortized          Unrealized    Unrealized     Carrying
                                                                    Cost                Gains        Losses         Value
                                                        ---------------------------------------------------------------------
    U.S. Treasury securities                                     $   749,000           $     -      $  6,000     $   743,000
    U.S. Government agencies                                       6,581,000             2,000       186,000       6,397,000
    Obligations of state and political
         subdivisions                                             13,281,000            34,000       124,000      13,191,000
    Mortgage-backed securities                                     1,724,000            15,000        16,000       1,723,000
                                                        ---------------------------------------------------------------------
                                                                 $22,335,000           $51,000     $ 332,000     $22,054,000
                                                        =====================================================================
                                                                                   December 31, 1999
                                                        ---------------------------------------------------------------------
                                                                                        Gross        Gross
                                                                  Amortized          Unrealized    Unrealized     Carrying
                                                                    Cost                Gains        Losses         Value
                                                        ---------------------------------------------------------------------
    U.S. Treasury securities                                     $   749,000           $     -     $  11,000     $   738,000
    U.S. Government agencies                                       5,847,000                 -       235,000       5,612,000
    Obligations of state and political
         subdivisions                                             12,870,000            24,000       210,000      12,684,000
    Mortgage-backed securities                                     1,396,000            13,000         6,000       1,403,000
                                                        ---------------------------------------------------------------------
                                                                 $20,862,000           $37,000      $462,000     $20,437,000
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



                                                September 30,    December 31,
                                                    2000             1999
                                         -------------------------------------
Mortgage
     Residential                                $ 34,227,000     $ 31,716,000
     Commercial                                   62,588,000       53,609,000
Commercial                                        26,815,000       21,838,000
Equity                                             5,976,000        4,742,000
Installment                                       33,413,000       32,110,000
Other                                                202,000          175,000
                                         -------------------------------------
        Total loans                              163,221,000      144,190,000
                                         -------------------------------------
Less:  Deferred loan fees                            123,000          120,000
          Allowance for loan losses                2,123,000        1,874,000
                                         -------------------------------------
                                                   2,246,000        1,994,000
                                         -------------------------------------
        Loans, net                              $160,975,000     $142,196,000
                                         =====================================




NOTE 6.   ALLOWANCE FOR LOAN LOSSES


                                               Nine Months Ended September 30,
                                                     2000             1999
                                         -------------------------------------
Balance, beginning of period                      $1,874,000       $1,542,000
Provision charged to operations                      300,000          230,000
Recoveries of loans charged off                                        22,000
                                                       5,000
Loans charged off                                    (56,000)         (33,000)
                                         -------------------------------------

Balance, end of period                            $2,123,000       $1,761,000
                                         =====================================

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




                                                 September 30,    December 31,
                                                     2000             1999
                                                ------------------------------

Impaired loans
    With related allowance for loan losses          $765,000       $        -
    Without related allowance for loan losses        129,000                -
                                                -------------    -------------
Total impaired loans                                $894,000       $        -
                                                =============    =============

Related allowance for loan losses                   $172,000       $        -
                                                =============    =============

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 15,964 and 23,787 shares at September 30, 2000 and 1999, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend payable November 1, 2000.

NOTE 9.  COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and lossess on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2000 and 1999 was $1.8 million and $1.1 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

Total assets increased by $19.7 million, or 9.7%, from $203.1 million at December 31, 1999 to $220.3 million at September 30, 2000. Net loans increased $18.8 million and securities held to maturity increased $1.5 million. The composition of the loan portfolio is basically unchanged at September 30, 2000 when compared with the portfolio at December 31, 1999.

Total deposits totaled $202.3 million at September 30, 2000, an increase of $17.1 million, or 9.2% from $185.2 million at December 31, 1999. Interest-bearing deposits increased $13.6 million, or 9.5%, to $157.4 million at September 30, 2000, and noninterest-bearing deposits increased $3.5 million, or 8.4%, to $44.8 million at September 30, 2000. The increase in deposits can be attributed to an overall marketing effort to attract additional certificates of deposit and noninterest-bearing accounts.

The Corporation's primary focus during the first nine months was to continue to concentrate on developing the market base in Wayne, Passaic County, New Jersey and to concentrate marketing efforts toward increasing noninterest-bearing deposits. The Corporation also introduced its website and began the installation of an internet banking product for customers. The product is offered through an external service bureau which supports the product, provides necessary security and internal controls, and assists in regulatory compliance. The Corporation purchased land for its new branch to be located in Pequannock, Morris County, New Jersey with an expected opening date in the first Quarter 2001. Management believes that the product and branch network will continue to enhance the delivery channels being offered to existing and new customers which will allow us to continue to provide strong personalized customer service.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000

General

The Corporation reported net income of $1.8 million, or $1.03 basic earnings per share for the nine months ended September 30, 2000 compared to $1.4 million, or .86 basic earnings per share for the same period in 1999. The $345,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $1.1 million, or 17.1%, for the nine months ended September 30, 2000 as compared with the corresponding period in 1999. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $2.0 million, or 19.8%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $24.0 million, or 13.6%, from $176.5 million for the nine months ended September 30, 1999 to $200.5 million for the same period in 2000, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $19.4 million to an average $151.5 million for the nine months ended September 30, 2000, from an average $132.1 million for the comparable period in 1999.

Interest paid on deposits and borrowed money increased by $845,000, or 24.8%, due primarily to an increase in average deposits and an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $149.6 million for the nine months ended September 30, 2000 from $133.1 million for the comparable 1999 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.39% for the period ended September 30, 1999 to 3.76% for the comparable period in 2000.

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

The provision charged to operations totaled $300,000 and $230,000 during the nine months ended September 30, 2000 and 1999. The increase in the provision was due to the general increase in the loans outstanding and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $131,000, or 16.3%, to $936,000 for the nine months ended September 30, 2000, compared to $805,000 for the same period in 1999. Deposit related fees increased $162,000 offset by a decrease of $51,000 in gain on sale of mortgage loans due primarily to a decrease in loans originated and sold during 2000 compared to the similar period in 1999.

Noninterest expense

Noninterest expense increased by approximately $617,000, or 12.3%, to $5.6 million for the nine months ended September 30, 2000, compared to $5.0 million for the same 1999 period. Salaries and employee benefits, the major component of noninterest expense, increased $280,000, or 11.8%, during the nine months ended September 30, 2000. This increase was due to the full year effect of additions to staff for the Wayne Valley branch, deposit operations, accounting, and data processing departments and general increases for merit and performance. Occupancy, equipment, and data processing expense increased $141,000, or 14.5% due to the full year effect of the new Wayne Valley branch. Miscellaneous expenses increased $235,000, or 22.1% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $901,000 and $683,000 during the nine months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000

General

The Corporation reported net income of $645,000, or $0.37 basic earnings per share for the three months ended September 30, 2000, compared to $487,000, or $0.29 basic earnings per share for the same period in 1999. The $158,000 increase was primarily caused by an increase in net interest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $410,000, or 18.1%, for the three months ended September 30, 2000 compared with the corresponding period in 1999. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $753,000, or 21.8%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $23.2 million, or 12.7%, from $183.7 million for the three months ended September 30, 1999 to $206.9 million for the same period in 2000, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $21.3 million to an average $158.5 million for the three months ended September 30, 2000, from an average $137.2 million for the comparable period in 1999.

Interest paid on deposits and borrowed money increased $343,000, or 28.8%, due primarily to an increase in cost of funds as customers shifted from lower yielding deposits into longer term certificates of deposit. The average balance of total interest-bearing deposits increased to $154.6 million for the three months ended September 30, 2000 from $136.6 million for the comparable

1999 period, primarily as a result of the Corporation's expanding customer base and the popularity of an 18 month certificate of deposit program.

Provision for loan losses

The provision charged to operations totaled $100,000 and $80,000 during the three months ended September 30, 2000 and 1999. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased $56,000, or 22.4%, to $306,000 during the three months ended September 30, 2000 when compared with $250,000 during the 1999 period. Contributing to this increase was an increase of $52,000 in deposit-related fees and service charges caused by the increased deposit base.

Noninterest expense

Noninterest expense increased $188,000, or 11.0%, to $1.9 million for the three months ended September 30, 2000, compared to $1.7 million for the same 1999 period. Salaries and employee benefits, the major component of noninterest expense, increased $70,000, or 8.5%, during the three months ended September 30, 2000. The increase was due primarily to additions to staff in the lending and deposit operations areas and general increases for merit and performance. Miscellaneous expenses increased $90,000, or 27.4% due to the necessary support of the general growth of the Corporation and additions in consulting expense being utilized to provide strategic planning consulting.

Income taxes

Income tax expense totaled $338,000 and $238,000 during the three months ended September 30, 2000 and 1999, respectively.

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




                                           09/30/00      06/30/00      03/31/00      12/31/99
                                           --------      --------      --------      --------
                                                         (Dollars in Thousands)
Nonaccrual loans: (1)                       $  765        $  766        $  564        $    -
Loans past due 90 days or more: (2)            129             8             -             -
Restructured loans:                             21            22            23            25
                                           --------      --------      --------      --------
     Total nonperforming loans              $  915        $  796        $  587        $   25
                                           ========      ========      ========      ========

Allowance for loan losses                   $2,123        $2,072        $1,964        $1,874
                                           ========      ========      ========      ========
Nonaccrual loans to total loans               0.47%         0.49%           38%            -%
Nonperforming loans to total loans            0.56%         0.51%         0.39%         0.02%
Nonperforming loans to total assets           0.41%         0.36%         0.28%         0.01%
Allowance for loan losses to total loans      1.30%         1.32%         1.32%         1.30%






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

There were no loans at September 30, 2000, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $2.5 million during the first nine months of 2000, as financing activities and operating activities provided $17.6 million and $1.8 million, respectively, offset by investing activities using $21.9 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 2000 the Corporation's capital ratios were as follows:

                                           Required       Actual        Excess
                                           --------       ------        ------
Risk-based Capital
         Tier 1                               4.00%        11.11%         7.11%
         Total                                8.00%        12.36%         4.36%
Leverage Ratio                                3.00%         7.83%         4.83%


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



                        Stewardship Financial Corporation




Date:  October 14, 2000                  By: /s/ PAUL VAN OSTENBRIDGE
      ---------------------------------      -----------------------------------
                                             Paul Van Ostenbridge
                                             President and Chief Executive
                                               Officer



Date:  October 14, 2000                  By: /s/ JULIE E. HOLLAND
      ---------------------------------      -----------------------------------
                                             Julie E. Holland
                                             Vice President and Treasurer