Form 10KSB
period 2000-12-31
STEWARDSHIP FINANCIAL CORP
filed 2001-03-30
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


                         Commission file number 0-21855


                        STEWARDSHIP FINANCIAL CORPORATION
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

             NEW JERSEY                                       22-3351447
---------------------------------------           ------------------------------
  (State of other jurisdiction                             (I.R.S. employer
of incorporation or organization)                          identification no.)

630 GODWIN AVENUE, MIDLAND PARK, NJ                             07432
---------------------------------------           -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    (X )

The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 9, 2001 was $21,470,638.

The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of March 9, 2001 was 1,735,826.

For the fiscal year ended December 31, 2000, the Issuer had total revenues of $17,552,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 6       Management's Discussion            Registrant's Annual Report to
             and Analysis of Financial          Shareholders under the
             Condition and Results              caption "Management's
             of Operations                      Discussion and Analysis
                                                of Financial Condition and
                                                Results of Operations".

Item 7       Financial Statements               Registrant's Annual Report to
                                                Shareholders under the
                                                caption "Consolidated
                                                Statements of Financial
                                                Condition".

Item 9       Directors and Executive            Proxy Statement for 2001
             Officers of the Company;           Annual Meeting of
             Compliance with Section            Shareholders under the caption,
             16(a) of the Exchange Act          "Compliance with Section 16(a)
                                                Beneficial Ownership Reporting
                                                Compliance," to be filed no
                                                later than April 30, 2001.

Item 10      Executive Compensation             Proxy Statement for 2001
                                                Annual Meeting of
                                                Shareholders under the captions,
                                                "Compensation of Executive
                                                Officers" and "Annual
                                                Management Compensation and
                                                All Other Compensation," to be
                                                filed no later than April 30,
                                                2001.

Item 11      Security Ownership of              Proxy Statement for 2001
             Certain Beneficial Owners          Annual Meeting of Shareholders
             and Management                     under the caption, "Stock
                                                Ownership of Management and
                                                Principal Stockholders," to be
                                                filed no later than
                                                April 30, 2001.

Item 12      Certain Relationships and          Proxy Statement for 2001
             Related Transactions               Annual Meeting of Shareholders
                                                under the caption, "Interest of
                                                Management and Others in
                                                Certain Transactions," to be
                                                filed no later than
                                                April 30, 2001.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

     Stewardship Financial Corporation (the "Corporation" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January, 1995 to serve as a holding company for Atlantic Stewardship Bank (the "Bank"). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended (the "New Jersey Banking Act"), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Corporation for each outstanding share of the common stock of the Bank. The only significant activity of the Corporation is ownership and supervision of the Bank. The Corporation's main office is located at 630 Godwin Avenue, Midland Park, Bergen County, New Jersey 07432.

     The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its five branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey and 311 Valley Road, Wayne, New Jersey. The Bank operates ATM machines at its Midland Park, Ridgewood, Waldwick, and at both Wayne branches. The Bank anticipates opening its sixth branch in Pequannock, New Jersey during the second quarter of 2001. The Bank developed its own internet website during 2000 and offered online banking and bill paying services in June, 2000.

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

Employees

     At December 31, 2000, the Corporation employed 67 full-time employees and 37 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

Regulation of the Corporation

     GENERAL. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to the regulation and supervision of the FRB. The Corporation is required to file with the FRB annual reports and other information that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any merger, acquistion, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served.

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

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("FMSA"). The passage of the FMSA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company ("FHC") under the BHCA. A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized, well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"). An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and "complementary" financial activities.

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

     FMSA also reinforces the barrier separating banking from general commerce by preventing organizations from applying to the Office of Thrift Supervision to form a unitary holding company after May 4, 1999. All existing unitaries can continue to operate, no matter who owns them but these unitaries can only be sold to financial companies.

     In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FMSA also contains a number of privacy requirements with which banks and other financial institutions must comply. Under the FMSA, all financial institutions must adopt a privacy policy and make its policy known to those who became new customers and provide annual disclosure of its policy to all of its customers. The Bank must provide initial privacy notices to all existing customers by July 1, 2001. Prior to disclosing a consumers' nonpublic information (not covered by an exception) with nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity to opt out of having information shared. The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer or consumer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the institution who happens also to be an employee of a nonaffiliated third party.

     The FMSA also requires regulations be issued to establish standards governing the administrative, technical and physical safeguards of customer information. By July 1, 2001, all financial institutions must have in place an information security program. Institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks, implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information, and internal or external threats to information security.

     Additional proposals to change the regulations and laws governing the banking and financial services industry are frequently introduced in the state legislatures, before various banking regulatory agencies, and in Congress. The likelihood and timing of any such changes and the impact of such changes might have on the Corporation cannot be determined at this time.

Regulation of the Bank

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

     DIVIDEND RIGHTS. Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

     BIF PREMIUMS AND THE RECAPITALIZATION OF SAIF. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("OAKAR"). On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one-time special assessment. The Deposit Act was designed to lead to an equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and to separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay FICO bonds until January 1, 2000, at which time the assessment became equal. During 2000 a FICO rate of approximately 2.07 basis points was charged on BIF and SAIF deposits.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, and its five branch offices. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2000.

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
Hawthorne, NJ

190 Franklin Avenue                 Leased                            10/31/07
Ridgewood, NJ

30 Franklin Turnpike                Leased                            03/31/02
Waldwick, NJ

87 Berdan Avenue                    Leased                            06/30/04
Wayne, NJ

311 Valley Road                     Leased                            11/30/03
Wayne, NJ

249 Newark Pompton Turnpike         Owned                                ---
Pequannock, NJ


ITEM 3  -  LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     Commencing in November 1997, the Company's Common Stock began trading on the NASDAQ Bulletin Board under the symbol "SSFN". As of December 31, 2000, there were 746 shareholders of record of the Common Stock.

     The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the NASDAQ Bulletin Board for the quarterly periods presented. The Common Stock of the Company is thinly traded, and the prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions, as such. The stock prices and cash dividends set forth below also reflect adjustments related to a two-for-one stock split completed in 1997, a 5% stock dividend paid in June, 1998, a three-for-two stock split completed in July, 1999, a 5% stock dividend paid in November, 1999 and a 5% stock dividend paid in November, 2000.

                                                   Bid
                                             ---------------       Cash
                                             High       Low       Dividend
                                             ----      -----      --------
Year Ended December 31, 2000
Fourth quarter ........................     $17.88     $16.75       $0.07
Third quarter .........................      17.25      16.50        0.07
Second quarter ........................      18.50      16.13        0.07
First quarter .........................      19.50      19.00        0.06

Year Ended December 31, 1999
Fourth quarter ........................     $19.52     $18.10       $0.06
Third quarter .........................      20.00      19.05        0.06
Second quarter ........................      24.76      16.83        0.05
First quarter .........................      18.41      16.19        0.05

Year Ended December 31, 1998
Fourth quarter ........................     $27.00     $26.00       $0.05
Third quarter .........................      26.50      25.50        0.04
Second quarter ........................       N/A        N/A         0.04
First quarter .........................       N/A        N/A         0.04


"N/A" means that no regularly published bid prices are available.

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

     During fiscal 2000, the Corporation paid quarterly cash dividends of $0.07 per share for an annual dividend payout ratio of 18.84%. During fiscal 1999, the Corporation paid quarterly cash dividends of $0.06 per share for an annual dividend payout ratio of 18.53%.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from page 18 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     This Form 10-KSB and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-KSB and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference, "we" and "us" and "our" refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

ITEM 7 - FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference from page 34 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

     The following table sets forth information about each significant employee of the Corporation who is not also a director.

                                                     Principal Occupation
Name, Age and Position       Officer Since (1)       During Past Five Years
----------------------       -----------------       ----------------------
Julie E. Holland, 41,              1997              Vice President, Accounting
Vice President                                       Atlantic Stewardship Bank
                                                     April, 1997
                                                     Assistant Vice President,
                                                     Accounting
                                                     Atlantic Stewardship Bank
                                                     March, 1995

M. Bernard Joustra, 64             1991              Vice President,
Vice President                                       Commercial Lending,
                                                     Atlantic Stewardship Bank

(1) Includes prior service as an officer of the Bank.


ITEM 10 - EXECUTIVE COMPENSATION

     Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the captions "Executive Compensation and All Other Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Shareholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

                                     PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                Description of Exhibits
------                -----------------------

3(i)                  Certificate of Incorporation of the Corporation (1)
3(ii)                 Bylaws of the Corporation (1)
10(i)*                1995 Incentive Stock Option Plan (1)
10(ii)*               1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)*              1995 Employee Stock Purchase Plan (2)
10 (iv)*              Stock Bonus Plan (2)
10 (v)                Stewardship Financial Corporation Dividend Reinvestment
                       Plan (3)
10 (vi)*              Stewardship Financial Corporation Director Stock Plan (4)
10(vii)*              Amended and Restated 1995 Stock Option Plan
10(viii)*             Amended and Restated Director Stock Plan
10(ix)*               Stewardship Financial Corporation Dividend Reinvestment
                       Plan (5)
13                    Annual Report to Shareholders for the year ended
                       December 31, 2000
21                    Subsidiaries of the Registrant (1)
23                    Consent of KPMG LLP
27                    Financial Data Schedule

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

(5) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

*    Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K
             None.

                        STEWARDSHIP FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number                Description of Exhibits

3(i)                  Certificate of Incorporation of the Corporation (1)
3(ii)                 Bylaws of the Corporation (1)
10(i)                 1995 Incentive Stock Option Plan (1)
10(ii)                1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)               1995 Employee Stock Purchase Plan (2)
10 (iv)               Stock Bonus Plan (2)
10 (v)                Stewardship Financial Corporation Dividend Reinvestment
                       Plan (3)
10 (vi)               Stewardship Financial Corporation Director Stock Plan (4)
10(vii)               Amended and Restated 1995 Stock Option Plan
10(viii)              Amended and Restated Director Stock Plan
13                    Annual Report to Shareholders for the year ended
                       December 31, 2000
21                    Subsidiaries of the Registrant (1)
23                    Consent of KPMG LLP
27                    Financial Data Schedule
                      Dividend Reinvestment Plan filed January 31, 2001

----------

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

                                     STEWARDSHIP FINANCIAL CORPORATION


                                     By :  /s/  PAUL VAN OSTENBRIDGE
                                     -------------------------------
                                                Paul Van Ostenbridge
                                                Chief Executive Officer
                                                Dated:  March 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Name                      Title                   Date
                  ----                      -----                   ----

  /s/   PAUL VAN OSTENBRIDGE        Chief Executive Officer    March 20, 2001
---------------------------------
        Paul Van Ostenbridge


  /s/   JULIE E. HOLLAND            Principal Financial
---------------------------------   Officer and Principal
        Julie E. Holland            Accounting Officer         March 20, 2001


  /s/   HAROLD DYER                 Director                   March 20, 2001
---------------------------------
        Harold Dyer


  /s/   WILLIAM HANSE               Director                   March 20, 2001
---------------------------------
        William Hanse


  /s/   MARGO LANE                  Director                   March 20, 2001
---------------------------------
        Margo Lane


  /s/   ARIE LEEGWATER              Chairman of the Board      March 20, 2001
---------------------------------   and Director
        Arie Leegwater


  /s/   JOHN L. STEEN               Vice Chairman of the       March 20, 2001
---------------------------------   Board and Director
        John L. Steen


  /s/   ROBERT TURNER               Secretary and Director     March 20, 2001
   ------------------------------
        Robert Turner


  /s/   WILLIAM J. VANDEREEMS       Director                   March 20, 2001
---------------------------------
        William J. VanderEems


  /s/   ABE WINGERDEN               Director                   March 20, 2001
   ------------------------------
        Abe Wingerden