Form 10QSB
period 2001-03-31
STEWARDSHIP FINANCIAL CORP
filed 2001-05-15
CIK 1023860

FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

(  ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 0-21855


                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


             New Jersey                                     22-3351447
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


  630 Godwin Avenue, Midland Park,  NJ                         07432
----------------------------------------                   ------------
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

     Yes  X       No
        -----       -----

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of May 2, 2001 was 1,745,530.

Transitional Small Business Disclosure Format (Check one): Yes          No  X
                                                              -----       -----

                       Stewardship Financial Corporation

                                     INDEX



                                                                           PAGE
                                                                          NUMBER
PART I  -  CONSOLIDATED FINANCIAL INFORMATION                             ------

ITEM I  -   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2001 (Unaudited) and December 31, 2000 ............   1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2001 and 2000 ( Unaudited) ..............   2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2001 and 2000 (Unaudited) ...............   3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended
         March 31, 2001 (Unaudited)                                         4

         Notes to Consolidated Financial Statements (Unaudited) .........5 - 9


ITEM II  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ................................................10 - 13

ITEM III -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK ..........................................  13

PART II  -  OTHER INFORMATION

ITEM 1 THRU ITEM 6 ......................................................  14

SIGNATURES ..............................................................  15

                                       STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       2001                 2000
                                                                                -------------------------------------
                                                                                   (UNAUDITED)
ASSETS

Cash and due from banks                                                          $   7,231,000         $   8,918,000
Commercial paper and interest-bearing due from banks                                     6,000               528,000
Federal funds sold                                                                  12,425,000             4,250,000
                                                                                ------------------------------------
       Cash and cash equivalents                                                    19,662,000            13,696,000


Securities available for sale                                                       15,551,000            17,703,000
Securities held to maturity; estimated fair value
    of $ 22,784,000 (2001) and $23,336,000 (2000)                                   22,416,000            23,383,000
FHLB-NY stock, at cost                                                                 885,000               770,000
Loans, net of allowance for loan losses of
    of $ 2,324,000 (2001) and $2,223,000 (2000)                                    172,598,000           169,052,000
Mortgage loans held for sale                                                           775,000               303,000
Premises and equipment, net                                                          3,343,000             2,948,000
Accrued interest receivable                                                          1,488,000             1,574,000
Intangible assets, net of accumulated amortization of
    $405,000 (2001) and $393,000 (2000)                                                345,000               357,000
Other assets                                                                         1,203,000             1,373,000
                                                                                -------------------------------------
       Total assets                                                              $ 238,266,000         $ 231,159,000
                                                                                =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing                                                          $  46,607,000         $  48,768,000
    Interest-bearing                                                               169,729,000           161,367,000
                                                                                -------------------------------------

        Total deposits                                                             216,336,000           210,135,000

Securities sold under agreements to repurchase                                       1,226,000             1,337,000
Accrued expenses and other liabilities                                               1,687,000             1,479,000
                                                                                -------------------------------------

        Total liabilities                                                          219,249,000           212,951,000
                                                                                -------------------------------------

Commitments and contingencies
                                                                                           --                    --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,738,635 and 1,728,692 shares issued outstanding at
     March 31, 2001 and December 31, 2000, respectively                             11,019,000            10,863,000
Retained earnings                                                                    7,920,000             7,457,000
Accumulated other comprehensive income (loss)                                           78,000             (112,000)
                                                                                -------------------------------------

        Total stockholders' equity                                                  19,017,000            18,208,000
                                                                                -------------------------------------

        Total liabilities and stockholders' equity                               $ 238,266,000         $ 231,159,000
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


                                       STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                -------------------------------------
                                                                                       2001                  2000
                                                                                -------------------------------------
Interest income:
     Loans                                                                       $   3,672,000         $   3,048,000
     Securities held to maturity
       Taxable                                                                         155,000               140,000
       Non-taxable                                                                     146,000               135,000
     Securities available for sale                                                     262,000               276,000
     Other interest-earning assets                                                      65,000               137,000
                                                                                -------------------------------------
          Total interest income                                                      4,300,000             3,736,000
                                                                                -------------------------------------

Interest expense:
     Deposits                                                                        1,675,000             1,303,000
     Borrowed money                                                                     16,000                16,000
                                                                                -------------------------------------
          Total interest expense                                                     1,691,000             1,319,000
                                                                                -------------------------------------

Net interest income before provision for loan losses                                 2,609,000             2,417,000
Provision for loan losses                                                              105,000                90,000
                                                                                -------------------------------------
Net interest income after provision for loan losses                                  2,504,000             2,327,000
                                                                                -------------------------------------

Noninterest income:
     Fees and service charges                                                          310,000               235,000
     Gain on sales of mortgage loans                                                    20,000                 7,000
     Miscellaneous                                                                      29,000                25,000
                                                                                -------------------------------------
           Total noninterest income                                                    359,000               267,000
                                                                                -------------------------------------

Noninterest expenses:
     Salaries and employee benefits                                                    965,000               866,000
     Occupancy, net                                                                    140,000               139,000
     Equipment                                                                         108,000               113,000
     Data processing                                                                   129,000               107,000
     Advertising                                                                        17,000                37,000
     FDIC insurance premium                                                              9,000                 9,000
     Amortization of intangible assets                                                  12,000                13,000
     Charitable contributions                                                           90,000                70,000
     Stationery and supplies                                                            57,000                47,000
     Miscellaneous                                                                     425,000               408,000
                                                                                -------------------------------------
          Total noninterest expenses                                                 1,952,000             1,809,000
                                                                                -------------------------------------

Income before income tax expense                                                       911,000               785,000
Income tax expense                                                                     310,000               259,000
                                                                                -------------------------------------
Net income                                                                       $     601,000         $     526,000
                                                                                =====================================

Basic earnings per share                                                                 $0.35                 $0.32
                                                                                =====================================
Diluted earnings per share                                                               $0.34                 $0.31
                                                                                =====================================

Weighted average number of common shares outstanding                                 1,735,050             1,657,241
                                                                                =====================================
Weighted average number of diluted common
     shares outstanding                                                              1,749,561             1,677,103
                                                                                =====================================


Share data has been restated to reflect a 5% stock dividend paid November 15, 2000.

See notes to unaudited consolidated financial statements.

                                   STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     -----------------------------------
                                                                                        2001                  2000
                                                                                     -----------------------------------
Cash flows from operating activities:
     Net income                                                                       $    601,000           $   526,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                           110,000               108,000
         Amortization of premiums and accretion of discounts, net                            7,000                 8,000
         Accretion of deferred loan fees                                                    (6,000)               (9,000)
         Provision for loan losses                                                         105,000                90,000
         Originations of mortgage loans held for sale                                   (2,224,000)             (748,000)
         Proceeds from sale of mortgage loans                                            1,771,000               578,000
         Gain on sale of mortgage loans                                                    (20,000)               (7,000)
         Deferred income tax benefit                                                       (44,000)               (2,000)
         Amortization of intangibles                                                        12,000                13,000
         Decrease in accrued interest receivable                                            86,000                 7,000
         Decrease (increase) in other assets                                                95,000               (52,000)
         Increase in other liabilities                                                     209,000               162,000
                                                                                     -----------------------------------
             Net cash provided by operating activities                                     702,000               674,000
                                                                                     -----------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                                                   -            (1,153,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                                   768,000               221,000
     Proceeds from calls and sales of securities available for sale                      1,700,000                     -
     Purchase of securities held to maturity                                            (1,075,000)           (1,143,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                                     777,000               312,000
     Proceeds from call on securities held to maturity                                   1,250,000                     -
     Purchase of FHLB-NY stock                                                            (115,000)             (108,000)
     Net increase in loans                                                              (3,644,000)           (4,389,000)
     Additions to premises and equipment                                                  (505,000)              (29,000)
                                                                                     -----------------------------------
         Net cash used in investing activities                                            (844,000)           (6,289,000)
                                                                                     -----------------------------------

Cash flows from financing activities:
     Net (decrease) increase in noninterest-bearing deposits                            (2,161,000)            3,616,000
     Net increase in interest-bearing deposits                                           8,362,000             2,136,000
     Net decrease in securities sold under agreements to repurchase                       (111,000)              (23,000)
     Cash dividends paid on common stock                                                  (138,000)             (112,000)
     Options exercised                                                                      31,000                     -
     Common stock issued under stock plans                                                 125,000               276,000
                                                                                     -----------------------------------
         Net cash provided by financing activities                                       6,108,000             5,893,000
                                                                                     -----------------------------------

Net increase in cash and cash equivalents                                                5,966,000               278,000
Cash and cash equivalents - beginning                                                   13,696,000            16,895,000
                                                                                     -----------------------------------
Cash and cash equivalents - ending                                                    $ 19,662,000           $17,173,000
                                                                                     ===================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                           $  1,734,000           $ 1,320,000
     Cash paid during the year for income taxes                                             60,000                50,000


See notes to unaudited consolidated financial statements.

                                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)


                                                                        FOR THE PERIOD ENDED MARCH 31, 2001
                                             ------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                                  COMPREHENSIVE
                                                      COMMON STOCK                 RETAINED       INCOME/(LOSS),
                                               SHARES            AMOUNT            EARNINGS            NET            TOTAL
                                             ------------------------------------------------------------------------------------
Balance -- December 31, 2000                   1,728,692        $10,863,000        $ 7,457,000       $ (112,000)      $18,208,000
Dividends Paid                                         -                  -           (138,000)               -          (138,000)
Common stock issued under stock plans              7,461            125,000                  -                -           125,000
Stock Options issued at a discount                                    6,000                                                 6,000
Exercise of stock options                          2,482             25,000                                                25,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2001                            -                  -            601,000                -           601,000
   Unrealized holding gains on securities
    available for sale arising during the
    period (net tax of $118,000)                       -                  -                  -          190,000           190,000
                                                                                                                          -------

Total comprehensive income, net of tax                                                                                    791,000
                                             ------------------------------------------------------------------------------------
Balance -- March 31, 2001                      1,738,635        $11,019,000        $ 7,920,000         $ 78,000       $19,017,000
                                             ====================================================================================



See notes to unaudited consolidated financial statements.

                   STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE 1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Stewardship Financial Corporation, ("the Corporation") and its wholly owned subsidiary, Atlantic Stewardship Bank ("the Bank"). Atlantic Stewardship Bank includes its wholly owned subsidiary, Stewardship Investment Corp. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation. The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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


NOTE 2.   BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


NOTE 3.   SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 2001 and December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                              March 31, 2001
                                     ------------------------------------------------------------------
                                                             Gross           Gross
                                         Amortized        Unrealized      Unrealized       Carrying
                                            Cost             Gains          Losses          Value
                                     ------------------------------------------------------------------

U.S. Treasury securities                $  1,501,000       $  22,000        $    --       $  1,523,000
U.S. Government agencies                   7,799,000          73,000          41,000         7,831,000
Obligations of state and political
     subdivisions                          1,058,000          24,000             --          1,082,000
Mortgage-backed securities                 5,066,000          54,000           5,000         5,115,000
                                     ------------------------------------------------------------------
                                        $ 15,424,000       $ 173,000        $ 46,000      $ 15,551,000
                                     ==================================================================

                                                             December 31, 2000
                                     ------------------------------------------------------------------
                                                             Gross           Gross
                                         Amortized        Unrealized      Unrealized       Carrying
                                            Cost             Gains          Losses          Value
                                     ------------------------------------------------------------------

U.S. Treasury securities                $  2,001,000        $  6,000       $   1,000      $  2,006,000
U.S. Government agencies                   9,488,000          43,000         218,000         9,313,000
Obligations of state and political
     subdivisions                          1,060,000           5,000           2,000         1,063,000
Mortgage-backed securities                 5,336,000          28,000          43,000         5,321,000
                                     ------------------------------------------------------------------
                                        $ 17,885,000        $ 82,000       $ 264,000      $ 17,703,000
                                     ==================================================================


NOTE 4.   SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 2001 and December 31, 2000. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                              March 31, 2001
                                     ------------------------------------------------------------------
                                                             Gross           Gross        Estimated
                                          Carrying        Unrealized      Unrealized         Fair
                                           Value             Gains          Losses          Value
                                     ------------------------------------------------------------------

U.S. Treasury securities                $    749,000       $  16,000         $   --       $   765,000
U.S. Government agencies                   6,019,000          59,000           8,000        6,070,000
Obligations of state and political
     subdivisions                         14,017,000         272,000             --        14,289,000
Mortgage-backed securities                 1,631,000          29,000             --         1,660,000
                                     ------------------------------------------------------------------
                                        $ 22,416,000       $ 376,000         $ 8,000      $ 22,784,000
                                     ==================================================================

                                                             December 31, 2000
                                     ------------------------------------------------------------------
                                                             Gross           Gross        Estimated
                                          Carrying        Unrealized      Unrealized         Fair
                                           Value             Gains          Losses          Value
                                     ------------------------------------------------------------------

U.S. Treasury securities               $     749,000        $  4,000       $     --       $    753,000
U.S. Government agencies                   6,778,000          19,000          67,000         6,730,000
Obligations of state and political
     subdivisions                         14,067,000          57,000          73,000        14,051,000
Mortgage-backed securities                 1,789,000          17,000           4,000         1,802,000
                                     ------------------------------------------------------------------
                                        $ 23,383,000        $ 97,000       $ 144,000      $ 23,336,000
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

                                                March 31,           December 31,
                                                  2001                 2000
                                            -----------------------------------
Mortgage
     Residential                            $  35,577,000        $  34,652,000
     Commercial                                68,069,000           64,473,000
Commercial                                     29,372,000           30,326,000
Equity                                          7,116,000            6,699,000
Installment                                    34,667,000           35,011,000
Other                                             253,000              234,000
                                            -----------------------------------
        Total loans                           175,054,000          171,395,000
                                            -----------------------------------

Less:  Deferred loan fees                         132,000              120,000
          Allowance for loan losses             2,324,000            2,223,000
                                            -----------------------------------
                                                2,456,000            2,343,000
                                            -----------------------------------

        Loans, net                          $ 172,598,000        $ 169,052,000
                                            ===================================



NOTE 6.   ALLOWANCE FOR LOAN LOSSES

                                                 Three Months Ended March 31,
                                                  2001                 2000
                                            -----------------------------------

Balance, beginning of period                $   2,223,000        $   1,874,000
Provision charged to operations                   105,000               90,000
Recoveries of loans charged off                       --                   --
Loans charged off                                  (4,000)                   0
                                            -----------------------------------

Balance, end of period                      $   2,324,000        $   1,964,000
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

                                                   March 31,       December 31,
                                                     2001             2000
                                                  ---------------------------
Impaired loans
    With related allowance for loan losses        $ 775,000        $ 728,000
    Without related allowance for loan losses        13,000           18,000
                                                  ---------        ---------
Total impaired loans                              $ 788,000        $ 746,000
                                                  =========        =========

Related allowance for loan losses                 $ 169,000        $ 172,000
                                                  =========        =========

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 14,511 and 19,862 shares at March 31, 2001 and 2000, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2000.


NOTE 9.  COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2001 and 2000 was $791,000 and $496,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.


NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)" (SFAS No. 140). SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; loan participations; and extinguishment of liabilities. Most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Corporation's financial statements.

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


FINANCIAL CONDITION

Total assets increased by $7.1 million, or 3.1%, from $231.2 million at December 31, 2000 to $238.2 million at March 31, 2001. Federal funds sold increased $8.2 million and net loans increased $3.5 million offset by a decreases of $2.2 million in securities available for sale and $1.7 million in cash and due from banks. The composition of the loan portfolio is basically unchanged at March 31, 2001 when compared with the portfolio at December 31, 2000.

Total deposits totaled $216.3 million at March 31, 2001, an increase of $6.2 million, or 3.0% from $210.1 million at December 31, 2000. Interest-bearing deposits increased $8.4 million, or 5.2%, to $169.7 million at March 31, 2001, offset by a decrease in noninterest-bearing deposits of $2.2 million, or 4.6%, to $46.6 million at March 31, 2001. The increase in deposits can be attributed to an overall marketing effort to attract additional certificates of deposit accounts.

One of the Corporation's new focuses during the first three months was to begin to build, staff and develop a new branch in Pequannock, Morris County, New Jersey. This branch is scheduled to open in June, 2001 and will contain full branch services, safe deposits, three drive up facilities, and a drive up ATM. The Corporation also continued to enhance its website and internet banking product for customers. Management believes that the new branch and continued marketing of the internet banking product will continue to enhance the delivery channels being offered to existing and new customers.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001

General

The Corporation reported net income of $601,000, or $0.35 basic earnings per share for the three months ended March 31, 2001 compared to $526,000, or $.32 basic earnings per share for the same period in 2000. The $75,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $192,000, or 7.9%, for the three months ended March 31, 2001 as compared with the corresponding period in 2000. The increase was primarily due to an increase in average net interest-earning assets and an increase in net interest margin.

Total interest income increased $564,000, or 15.1%, primarily due to an increase in the average volume of interest-earning assets and an increase in yields on earning assets. The average balance on interest-earning assets increased $23.0 million, or 11.9%, from $193.3 million for the three months ended March 31, 2000 to $216.3 million for the same period in 2001, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $26.5 million to an average $171.1 million for the three months ended March 31, 2001, from an average $144.7 million for the comparable period in 2000. Yields on earning assets increased 26 basis points to 8.10% for the period ended March 31, 2001 from 7.84% for the period ended March 31, 2000.

Interest paid on deposits and borrowed money increased by $372,000, or 28.2%, due primarily to an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $163.6 million for the three months ended March 31, 2001 from $144.6 million for the comparable 2000 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.64% for the period ended March 31, 2000 to 4.16% for the comparable period in 2001.

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

The provision charged to operations totaled $105,000 and $90,000 during the three months ended March 31, 2001 and 2000. The increase in the provision was due to the general increase in the loans outstanding. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $92,000, or 34.5% from $267,000 for the three month period ending March 31, 2000 to $359,000 for the comparable period in 2001. Deposit related fees increased $75,000 due to an increase in the deposit base and the deposit fee structure. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $13,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $143,000, or 7.9%, to $2.0 million for the three months ended March 31, 2001, compared to $1.8 million for the same 2000 period. Salaries and employee benefits, the major component of noninterest expense, increased $99,000, or 11.4%, during the three months ended March 31, 2001. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Data processing expense increased $22,000, or 20.6% due to the outsourcing of the item processing function and the support of the online banking product. Miscellaneous expenses increased $17,000, or 4.2% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $310,000 and $259,000 during the three months ended March 31, 2001 and 2000, respectively.

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

                                          03/31/01    12/31/00   09/30/00    06/30/00
                                          --------    --------   --------    --------
                                                       (Dollars in Thousands)
Nonaccrual loans:(1)                       $   675     $   728    $   765    $   766
Loans past due 90 days or more:(2)             113          18        129          8
Restructured loans:                             17          19         21         22
                                           -------     -------    -------    -------
  Total nonperforming loans                $   805     $   765    $   915    $   796
                                           =======     =======    =======    =======

Allowance for loan losses                  $ 2,324     $ 2,223    $ 2,123    $ 2,072
                                           =======     =======    =======    =======

Nonaccrual loans to total loans               0.39%       0.42%      0.47%      0.49%
Nonperforming loans to total loans            0.47%       0.45%      0.56%      0.51%
Nonperforming loans to total assets           0.34%       0.33%      0.41%      0.36%
Allowance for loan losses to total loans      1.35%       1.30%      1.30%      1.32%

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

There were no loans at March 31, 2001, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $6.0 million during the first three months of 2001, as financing activities and operating activities provided $6.1 million and $0.7 million, respectively offset by investing activities using $0.8 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 2001 the Corporation's capital ratios were as follows:

                                  Required   Actual    Excess
                                  --------   ------    ------
Risk-based Capital
   Tier 1                           4.00%    11.02%    7.02%
   Total                            8.00%    12.28%    4.28%
Leverage Ratio                      3.00%     8.05%    5.05%


ITEM III   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

During 2001, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8K

             (a)  Exhibits
                  None
             (b)  Reports
                  None

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           STEWARDSHIP FINANCIAL CORPORATION


Date: May 14, 2001                             By: /s/ PAUL VAN OSTENBRIDGE
      -----------------------------                -----------------------------
                                                   Paul Van Ostenbridge
                                                   President and Chief Executive
                                                    Officer

Date: May 14, 2001                             By: /s/ JULIE E. HOLLAND
      -----------------------------                -----------------------------
                                                   Julie E. Holland
                                                   Vice President and Treasurer