Form 10QSB
period 2001-06-30
STEWARDSHIP FINANCIAL CORP
filed 2001-08-14
CIK 1023860

FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

( )  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    ----------------------

                         Commission file number 0-21855

                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           New Jersey                                        22-3351447
 -------------------------------                         ------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

630 Godwin Avenue, Midland Park, NJ                            07432
------------------------------------------              ------------------
(Address of principal executive offices)                     (Zip Code)

                                 (201) 444-7100
                           --------------------------
                           (Issuer's telephone number)

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

     The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of July 31, 2001 was 1,748,287.

Transitional Small Business Disclosure Format (Check one):

                                    Yes       No   X
                                       -----     -----

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  -   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2001 (Unaudited) and December 31, 2000 ........        1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2001 and 2000 (Unaudited) ...........        2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2001 and 2000 (Unaudited) ...........        3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2001 and 2000 (Unaudited) ...........        4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended
         June 30, 2001 (Unaudited) .................................        5

         Notes to Consolidated Financial Statements (Unaudited) ....    6 - 11

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS ...............................................   12 - 17

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK .......................................        17

PART II - OTHER INFORMATION

ITEM 1 THRU ITEM 6 .................................................        18

SIGNATURES .........................................................        19

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Financial Condition


                                                                 June 30,         DECEMBER 31,
                                                                   2001              2000
                                                              --------------------------------
                                                               (UNAUDITED)
ASSETS

Cash and due from banks                                       $  10,327,000      $   8,918,000
Commercial paper and interest-bearing due from banks              2,075,000            528,000
Federal funds sold                                               16,800,000          4,250,000
                                                              --------------------------------
       Cash and cash equivalents                                 29,202,000         13,696,000

Securities available for sale                                    14,451,000         17,703,000
Securities held to maturity; estimated fair value
  of $ 26,399,000 (2001) and $23,336,000 (2000)                  26,035,000         23,383,000
FHLB-NY stock, at cost                                              885,000            770,000
Loans, net of allowance for loan losses of
  of $ 2,432,000 (2001) and $2,223,000 (2000)                   179,091,000        169,052,000
Mortgage loans held for sale                                        336,000            303,000
Premises and equipment, net                                       3,805,000          2,948,000
Accrued interest receivable                                       1,504,000          1,574,000
Intangible assets, net of accumulated amortization of
  $417,000 (2001) and $393,000 (2000)                               333,000            357,000
Other assets                                                      1,263,000          1,373,000
                                                              --------------------------------

       Total assets                                           $ 256,905,000      $ 231,159,000
                                                              ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                         $  51,083,000      $  48,768,000
  Interest-bearing                                              183,463,000        161,367,000
                                                              --------------------------------

        Total deposits                                          234,546,000        210,135,000

Securities sold under agreements to repurchase                    1,155,000          1,337,000
Accrued expenses and other liabilities                            1,595,000          1,479,000
                                                              --------------------------------

        Total liabilities                                       237,296,000        212,951,000
                                                              --------------------------------

Commitments and contingencies                                          --                 --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,747,254 and 1,728,692 shares issued outstanding at
  June 30, 2001 and December 31, 2000, respectively              11,147,000         10,863,000
Retained earnings                                                 8,406,000          7,457,000
Accumulated other comprehensive income (loss)                        56,000           (112,000)
                                                              --------------------------------

        Total stockholders' equity                               19,609,000         18,208,000
                                                              --------------------------------

        Total liabilities and stockholders' equity            $ 256,905,000      $ 231,159,000
                                                              ================================

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                        Six Months Ended
                                                                             June 30,
                                                                  ----------------------------
                                                                       2001            2000
                                                                  ----------------------------
Interest income:
  Loans                                                            $ 7,323,000     $ 6,286,000
  Securities held to maturity
    Taxable                                                            309,000         299,000
    Non-taxable                                                        297,000         272,000
  Securities available for sale                                        495,000         560,000
  Other interest-earning assets                                        230,000         281,000
                                                                   ---------------------------
       Total interest income                                         8,654,000       7,698,000
                                                                   ---------------------------

Interest expense:
  Deposits                                                           3,399,000       2,685,000
  Borrowed money                                                        30,000          33,000
                                                                   ---------------------------
       Total interest expense                                        3,429,000       2,718,000
                                                                   ---------------------------

Net interest income before provision for loan losses                 5,225,000       4,980,000
Provision for loan losses                                              220,000         200,000
                                                                   ---------------------------
Net interest income after provision for loan losses                  5,005,000       4,780,000
                                                                   ---------------------------

Noninterest income:
  Fees and service charges                                             651,000         518,000
  Gain on sales of mortgage loans                                       83,000          11,000
  Miscellaneous                                                        106,000         101,000
                                                                   ---------------------------
        Total noninterest income                                       840,000         630,000
                                                                   ---------------------------

Noninterest expenses:
  Salaries and employee benefits                                     1,961,000       1,753,000
  Occupancy, net                                                       286,000         270,000
  Equipment                                                            238,000         232,000
  Data processing                                                      272,000         223,000
  Advertising                                                           48,000          96,000
  FDIC insurance premium                                                19,000          18,000
  Amortization of intangible assets                                     24,000          26,000
  Charitable contributions                                             175,000         139,000
  Stationery and supplies                                               95,000          93,000
  Miscellaneous                                                        873,000         877,000
                                                                   ---------------------------
       Total noninterest expenses                                    3,991,000       3,727,000
                                                                   ---------------------------

Income before income tax expense                                     1,854,000       1,683,000
Income tax expense                                                     628,000         563,000
                                                                   ---------------------------
Net income                                                         $ 1,226,000     $ 1,120,000
                                                                   ===========================

Basic earnings per share                                                $ 0.70          $ 0.66
                                                                   ===========================
Diluted earnings per share                                              $ 0.70          $ 0.65
                                                                   ===========================

Weighted average number of common shares outstanding                 1,739,606       1,702,815
                                                                   ===========================
Weighted average number of diluted common
     shares outstanding                                              1,754,362       1,719,467
                                                                   ===========================

Share data has been restated to reflect a 5% stock dividend paid November 15, 2000.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                   2001           2000
                                                               ---------------------------
Interest income:
  Loans                                                        $ 3,651,000     $ 3,238,000
  Securities held to maturity
    Taxable                                                        154,000         159,000
    Non-taxable                                                    151,000         137,000
  Securities available for sale                                    233,000         284,000
  Other interest-earning assets                                    165,000         144,000
                                                               ---------------------------
       Total interest income                                     4,354,000       3,962,000
                                                               ---------------------------

Interest expense:
  Deposits                                                       1,724,000       1,382,000
  Borrowed money                                                    14,000          17,000
                                                               ---------------------------
       Total interest expense                                    1,738,000       1,399,000
                                                               ---------------------------

Net interest income before provision for loan losses             2,616,000       2,563,000
Provision for loan losses                                          115,000         110,000
                                                               ---------------------------
Net interest income after provision for loan losses              2,501,000       2,453,000
                                                               ---------------------------

Noninterest income:
  Fees and service charges                                         341,000         283,000
  Gain on sales of mortgage loans                                   63,000           4,000
  Miscellaneous                                                     77,000          76,000
                                                               ---------------------------
        Total noninterest income                                   481,000         363,000
                                                               ---------------------------

Noninterest expenses:
  Salaries and employee benefits                                   996,000         887,000
  Occupancy, net                                                   146,000         131,000
  Equipment                                                        130,000         119,000
  Data processing                                                  143,000         116,000
  Advertising                                                       31,000          59,000
  FDIC insurance premium                                            10,000           9,000
  Amortization of intangible assets                                 12,000          13,000
  Charitable contributions                                          85,000          69,000
  Stationery and supplies                                           38,000          46,000
  Miscellaneous                                                    448,000         469,000
                                                               ---------------------------
       Total noninterest expenses                                2,039,000       1,918,000
                                                               ---------------------------

Income before income tax expense                                   943,000         898,000
Income tax expense                                                 318,000         304,000
                                                               ---------------------------
Net income                                                     $   625,000     $   594,000
                                                               ===========================

Basic earnings per share                                            $ 0.35          $ 0.34
                                                               ===========================
Diluted earnings per share                                          $ 0.35          $ 0.34
                                                               ===========================

Weighted average number of common shares outstanding             1,744,112       1,708,936
                                                               ===========================
Weighted average number of diluted common
     shares outstanding                                          1,759,250       1,724,112
                                                               ===========================


Share data has been restated to reflect a 5% stock dividend paid November 15, 2000.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 -------------------------------
Cash flows from operating activities:
  Net income                                                                     $  1,226,000       $  1,120,000
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                       225,000            219,000
        Amortization of premiums and accretion of discounts, net                       14,000             14,000
        Accretion of deferred loan fees                                                (9,000)           (20,000)
        Provision for loan losses                                                     220,000            200,000
        Originations of mortgage loans held for sale                               (7,294,000)        (1,571,000)
        Proceeds from sale of mortgage loans                                        7,343,000          1,004,000
        Gain on sale of mortgage loans                                                (83,000)           (11,000)
        Deferred income tax benefit                                                   (90,000)           (87,000)
        Amortization of intangibles                                                    24,000             26,000
        Decrease (increase) in accrued interest receivable                             70,000           (125,000)
        Decrease in other assets                                                       95,000              5,000
        Increase (decrease) in other liabilities                                      116,000           (112,000)
                                                                                 -------------------------------
            Net cash provided by operating activities                               1,857,000            662,000
                                                                                 -------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                                          (650,000)        (1,253,000)
  Proceeds from maturities and principal repayments
     on securities available for sale                                               1,188,000            455,000
  Proceeds from calls and sales of securities available for sale                    3,005,000               --
  Purchase of securities held to maturity                                          (6,807,000)        (1,817,000)
  Proceeds from maturities and principal repayments
     on securities held to maturity                                                 1,004,000            637,000
  Proceeds from call on securities held to maturity                                 3,120,000               --
  Purchase of FHLB-NY stock                                                          (115,000)          (108,000)
  Net increase in loans                                                           (10,250,000)       (13,058,000)
  Additions to premises and equipment                                              (1,082,000)           (52,000)
                                                                                 -------------------------------
        Net cash used in investing activities                                     (10,587,000)       (15,196,000)
                                                                                 -------------------------------

Cash flows from financing activities:
  Net increase in noninterest-bearing deposits                                      2,315,000          6,332,000
  Net increase in interest-bearing deposits                                        22,096,000          9,613,000
  Net (decrease) increase in securities sold under agreements to repurchase          (182,000)           109,000
  Cash dividends paid on common stock                                                (277,000)          (226,000)
  Options exercised                                                                    47,000               --
  Common stock issued under stock plans                                               237,000            437,000
                                                                                 -------------------------------
        Net cash provided by financing activities                                  24,236,000         16,265,000
                                                                                 -------------------------------

Net increase in cash and cash equivalents                                          15,506,000          1,731,000
Cash and cash equivalents - beginning                                              13,696,000         16,895,000
                                                                                 -------------------------------
Cash and cash equivalents - ending                                               $ 29,202,000       $ 18,626,000
                                                                                 ===============================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                         $  3,318,000       $  2,628,000
  Cash paid during the year for income taxes                                          675,000            683,000

See notes to unaudited consolidated financial statements.


                                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)


                                                                        FOR THE PERIOD ENDED JUNE 30, 2001
                                                       ---------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                                             COMMON STOCK                           COMPREHENSIVE
                                                         ----------------------        RETAINED      INCOME/(LOSS),
                                                         SHARES         AMOUNT         EARNINGS           NET             TOTAL
                                                       ---------------------------------------------------------------------------
Balance -- December 31, 2000                           1,728,692    $ 10,863,000    $  7,457,000     $   (112,000)    $ 18,208,000
Dividends Paid                                              --              --          (277,000)            --           (277,000)
Common stock issued under stock plans                     15,080         237,000            --               --            237,000
Stock Options issued at a discount                         6,000           6,000
Exercise of stock options                                  3,482          41,000          41,000
Comprehensive income:
  Net income for the six months
    ended June 30, 2001                                     --              --         1,226,000             --          1,226,000
  Unrealized holding gains on securities
    available for sale arising during the period
    (net tax of $106,000)                                   --              --              --            168,000          168,000
                                                                                                                      ------------
Total comprehensive income, net of tax                                                                                   1,394,000

                                                       ---------------------------------------------------------------------------
Balance -- June 30, 2001                               1,747,254    $ 11,147,000    $  8,406,000     $     56,000     $ 19,609,000
                                                       ===========================================================================

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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 2001 and December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                             June 30, 2001
                                                 -----------------------------------------------------------------
                                                                       Gross           Gross
                                                   Amortized         Unrealized      Unrealized         Carrying
                                                     Cost              Gains           Losses             Value
                                                 -----------------------------------------------------------------
U.S. Treasury securities                         $  1,501,000       $  22,000       $     --         $  1,523,000
U.S. Government agencies                            7,159,000          62,000           54,000          7,167,000
Obligations of state and political
  subdivisions                                      1,057,000          26,000             --            1,083,000
Mortgage-backed securities                          4,643,000          51,000           16,000          4,678,000
                                                 -----------------------------------------------------------------
                                                 $ 14,360,000       $ 161,000        $  70,000       $ 14,451,000
                                                 =================================================================


                                                                       December 31, 2000
                                                 -----------------------------------------------------------------
                                                                       Gross           Gross
                                                   Amortized         Unrealized      Unrealized         Carrying
                                                     Cost              Gains           Losses             Value
                                                 -----------------------------------------------------------------
U.S. Treasury securities                         $  2,001,000       $   6,000       $    1,000       $  2,006,000
U.S. Government agencies                            9,488,000          43,000          218,000          9,313,000
Obligations of state and political
  subdivisions                                      1,060,000           5,000            2,000          1,063,000
Mortgage-backed securities                          5,336,000          28,000           43,000          5,321,000
                                                 -----------------------------------------------------------------
                                                 $ 17,885,000       $  82,000        $ 264,000       $ 17,703,000
                                                 =================================================================

NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 2001 and December 31, 2000. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                                             June 30, 2001
                                                 ------------------------------------------------------------------
                                                                       Gross           Gross           Estimated
                                                    Carrying         Unrealized      Unrealized          Fair
                                                     Value             Gains           Losses            Value
                                                 ------------------------------------------------------------------
U.S. Treasury securities                         $    749,000        $  17,000        $    --         $    766,000
U.S. Government agencies                            6,645,000           57,000           14,000          6,688,000
Obligations of state and political
  subdivisions                                     14,895,000          280,000            2,000         15,173,000
Mortgage-backed securities                          3,746,000           30,000            4,000          3,772,000
                                                 ------------------------------------------------------------------
                                                 $ 26,035,000        $ 384,000        $  20,000       $ 26,399,000
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
                                                 ==================================================================

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 5. LOANS

     The Corporation's primary market area for lending is the small and medium sized business and professional community as well as the individuals residing, working and shopping in the Bergen, Passaic and Morris counties, New Jersey area. The following table set forth the composition of loans as of the periods indicated.

                                                 June 30,        December 31,
                                                  2001              2000
                                               -------------------------------
Mortgage
  Residential                               $  35,207,000       $  34,652,000
  Commercial                                   70,963,000          64,473,000
Commercial                                     32,415,000          30,326,000
Equity                                          7,053,000           6,699,000
Installment                                    35,234,000          35,011,000
Other                                             788,000             234,000
                                            ----------------------------------
        Total loans                           181,660,000         171,395,000
                                            ----------------------------------

Less:  Deferred loan fees                         137,000             120,000
       Allowance for loan losses                2,432,000           2,223,000
                                            ----------------------------------
                                                2,569,000           2,343,000
                                            ----------------------------------

        Loans, net                          $ 179,091,000       $ 169,052,000
                                            ==================================

NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                                Six Months Ended June 30,
                                                 2001               2000
                                            --------------------------------

Balance, beginning of period                $ 2,223,000         $ 1,874,000
Provision charged to operations                 220,000             200,000
Recoveries of loans charged off                       -               1,000
Loans charged off                               (11,000)             (3,000)
                                            --------------------------------

Balance, end of period                      $ 2,432,000         $ 2,072,000
                                            ================================

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

                                                        June 30,    December 31,
                                                         2001          2000
                                                      ------------------------

Impaired loans
  With related allowance for loan losses              $ 828,000      $ 728,000
  Without related allowance for loan losses              16,000         18,000
                                                      ----------     ---------
Total impaired loans                                  $ 844,000      $ 746,000
                                                      ==========     =========

Related allowance for loan losses                     $ 171,000      $ 172,000
                                                      ==========     =========

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 14,756 and 16,652 shares for the six months ended June 30, 2001 and 2000, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2000.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2001 and 2000 was $1.4 million and $1.1 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)" (SFAS No. 140). SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; loan participations; and extinguishment of liabilities. Most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. The initial adoption of SFAS No. 140 has not had a material impact on the Corporation's financial statements.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

SFAS No. 142 requires that goodwill and any intangible asset determined to have and indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre- SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

The Corporation is required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 had no impact on the Corporation's consolidated financial statements. The Corporation is required to adopt SFAS No. 142 effective January 1, 2002. As of June 30, 2001, the Corporation has $278,000 recorded goodwill with quarterly amortization of $8,000, which will cease upon the adoption of SFAS No. 142. The Corporation is currently evaluating the goodwill impairment criteria of SFAS No. 142 and is not able to estimate the impact, if any, that SFAS No. 142 may have on recorded goodwill upon the adoption of SFAS No. 142. The impairment adjustment, if any, will have to be recorded by the Corporation by no later than December 31, 2002. The Corporation does not anticipate that SFAS No. 142 will significantly impact the Corporation's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

FINANCIAL CONDITION

Total assets increased by $25.7 million, or 11.1%, from $231.2 million at December 31, 2000 to $256.9 million at June 30, 2001. Federal funds sold increased $12.6 million, net loans increased $10.0 million and securities held to maturity increased $2.7 million, offset by a decrease of $3.3 million in securities available for sale. The composition of the loan portfolio is basically unchanged at June 30, 2001 when compared with the portfolio at December 31, 2000.

Total deposits totaled $234.5 million at June 30, 2001, an increase of $24.4 million, or 11.6% from $210.1 million at December 31, 2000. Interest-bearing deposits increased $22.1 million, or 13.7%, to $183.5 million at June 30, 2001 and noninterest-bearing deposits increased $2.3 million, or 4.7%, to $51.1 million at June 30, 2001. The increase in deposits can be attributed to the economic and interest rate environment and to an overall marketing effort to attract additional certificates of deposit accounts.

One of the Corporation's new focuses during the first six months was to begin to build, staff and develop a new branch in Pequannock, Morris County, New Jersey. This branch opened in late May, 2001 and contains full branch services, safe deposits, three drive up facilities, and a drive up ATM. The Corporation also continues to enhance its website and internet banking product for customers. Management believes that the new branch and continued marketing of the internet banking product will continue to enhance the delivery channels being offered to existing and new customers.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001

General

The Corporation reported net income of $1.2 million, or $0.70 basic earnings per share for the six months ended June 30, 2001 compared to $1.1 million, or $.66 basic earnings per share for the same period in 2000. The $106,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $245,000, or 4.9%, for the six months ended June 30, 2001 as compared with the corresponding period in 2000. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in net interest margin.

Total interest income increased $956,000, or 12.4%, primarily due to an increase in the average volume of interest-earning assets. The average balance on interest-earning assets increased $26.4 million, or 13.3%, from $197.0 million for the six months ended June 30, 2000 to $223.4 million for the same period in 2001, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $25.5 million to an average $173.5 million for the six months ended June 30, 2001, from an average $148.0 million for the comparable period in 2000. Yields on earning assets decreased 6 basis points to 7.86% for the period ended June 30, 2001 from 7.92% for the period ended June 30, 2000.

Interest paid on deposits and borrowed money increased by $711,000, or 26.2%, due primarily to an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $168.9 million for the six months ended June 30, 2001 from $147.0 million for the comparable 2000 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.68% for the period ended June 30, 2000 to 4.06% for the comparable period in 2001. The increase in yields was due primarily to a shift into longer term, higher yielding certificates of deposit.

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are made and are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $220,000 and $200,000 during the six months ended June 30, 2001 and 2000. The increase in the provision was due to the general increase in the loans outstanding and management's view of general lending conditions in its lending area and the level of its nonperforming assets. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $210,000, or 33.3% from $630,000 for the six month period ending June 30, 2000 to $840,000 for the comparable period in 2001. Deposit related fees increased $133,000 due to an increase in the deposit base and the deposit fee structure. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $72,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $264,000, or 7.1%, to $4.0 million for the six months ended June 30, 2001, compared to $3.7 million for the same 2000 period. Salaries and employee benefits, the major component of noninterest expense, increased $208,000, or 11.9%, during the six months ended June 30, 2001. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Data processing expense increased $49,000, or 22.0% due to the outsourcing of the item processing function and the support of the online banking product.

Income taxes

Income tax expense totaled $628,000, for an effective tax rate of 33.9% and $563,000, for an effective tax rate of 33.5% during the six months ended June 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001

General

The Corporation reported net income of $625,000, or $0.35 basic earnings per share for the three months ended June 30, 2001 compared to $594,000, or $.34 basic earnings per share for the same period in 2000. The $31,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $53,000, or 2.1%, for the three months ended June 30, 2001 as compared with the corresponding period in 2000. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in net interest margin.

Total interest income increased $392,000, or 9.9%, primarily due to an increase in the average volume of interest-earning assets and a decrease in yields on earning assets. The average balance on interest-earning assets increased $30.7 million, or 15.4%, from $200.0 million for the three months ended June 30, 2000 to $230.7 million for the same period in 2001, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $24.5 million to an average $175.8 million for the three months ended June 30, 2001, from an average $151.3 million for the comparable period in 2000. Yields on earning assets decreased 37 basis points to 7.57% for the period ended June 30, 2001 from 7.94% for the period ended March 31, 2000.

Interest paid on deposits and borrowed money increased by $339,000, or 24.2%, due primarily to an increase in average volume of interest-bearing deposits and an increase in the cost of funds. The average balance of total interest-bearing deposits increased to $175.4 million for the three months ended June 30, 2001 from $150.8 million for the comparable 2000 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.72% for the period ended June 30, 2000 to 3.97% for the comparable period in 2001. This increase in yields was due primarily to a shift into longer term, higher yielding certificates of deposit.

Provision for loan losses

The provision charged to operations totaled $115,000 and $110,000 during the three months ended June 30, 2001 and 2000. The increase in the provision was due to the general increase in the loans outstanding and management's view of general lending conditions in its lending area and the level of its nonperforming assets. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased $118,000, or 32.5% from $363,000 for the three month period ending June 30, 2000 to $481,000 for the comparable period in 2001. Deposit related fees increased $58,000 due to an increase in the deposit base and the deposit fee structure. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $59,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $121,000, or 6.3%, to $2.0 million for the three months ended June 30, 2001, compared to $1.9 million for the same 2000 period. Salaries and employee benefits, the major component of noninterest expense, increased $109,000, or 12.3%, during the three months ended June 30, 2001. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Data processing expense increased $27,000, or 23.3% due to the outsourcing of the item processing function.

Income taxes

Income tax expense totaled $318,000 for an effective tax rate of 33.7% and $304,000 for an effective tax rate of 33.9% during the three months ended June 30, 2001 and 2000, respectively.

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


                                            06/30/01   03/31/01    12/31/00    09/30/00
                                            --------   --------    --------    --------
                                                      (Dollars in Thousands)
Nonaccrual loans: (1)                       $   675     $   675     $   728     $   765
Loans past due 90 days or more: (2)             169         113          18         129
Restructured loans:                              17          17          19          21
                                            -------     -------     -------     -------
     Total nonperforming loans              $   861     $   805     $   765     $   915
                                            =======      ======     =======     =======

Allowance for loan losses                   $ 2,432     $ 2,324     $ 2,223     $ 2,123
                                            =======     =======     =======     =======
Nonaccrual loans to total loans               0.37%       0.39%       0.42%      0.47%
Nonperforming loans to total loans            0.47%       0.47%       0.45%      0.56%
Nonperforming loans to total assets           0.33%       0.34%       0.33%      0.41%
Allowance for loan losses to total loans      1.34%       1.35%       1.30%      1.30%

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

There were no loans at June 30, 2001, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $15.5 million during the first six months of 2001, as financing activities and operating activities provided $24.2 million and $1.9 million, respectively offset by investing activities using $10.6 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of June 30, 2001 the Corporation's capital ratios were as follows:

                                   Required       Actual       Excess
                                   --------       ------       ------
Risk-based Capital
  Tier 1                            4.00%         10.71%       6.71%
  Total                             8.00%         11.96%       3.96%
Leverage Ratio                      3.00%          7.81%       4.81%

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 8, 2001 at 7:00 P.M. Total number of shares outstanding as of March 30, 2001 (Record Date) was 1,738,359. Total number of shares represented at the meeting was 1,390,657. The meeting was held for the purpose of considering and voting the following matters:

          Election of Directors:

          The election of three persons named below to serve as directors of the Bank for a three year term.

                                      Total Number of Shares
               Director             Voted For           Withheld
               --------             ---------           --------
          William M. Almroth        1,390,493               164
          Harold Dyer               1,390,329               328
          Abe Van Wingerden         1,290,432           100,224

          Adoption of the 2001 Stock Option Plan for Non-Employee Directors:

          1,242,194 shares voted for and 110, 430 shares abstained

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8K

          (a)  Exhibits

               None

          (b)  Reports

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       STEWARDSHIP FINANCIAL CORPORATION

DATE: AUGUST 14, 2001                   BY: /s/  PAUL VAN OSTENBRIDGE
      ------------------------             ------------------------------------
                                            Paul Van Ostenbridge
                                            President and Chief Executive
                                            Officer

DATE: AUGUST 14, 2001                   BY: /s/  JULIE E. HOLLAND
      ------------------------             ------------------------------------
                                            Julie E. Holland
                                            Vice President and Treasurer