Form 10QSB
period 2001-09-30
STEWARDSHIP FINANCIAL CORP
filed 2001-11-14
CIK 1023860

FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

(  )     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from ------------- to ----------------------


                         Commission file number 0-21855
                                                -------

                        STEWARDSHIP FINANCIAL CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


        NEW JERSEY                                  22-3351447
-------------------------------          --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


630 GODWIN AVENUE, MIDLAND PARK,  NJ                               07432
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)
                                                                             -


                                 (201) 444-7100
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


     The number of shares outstanding of the Issuer's Common Stock, no par value, net of treasury stock outstanding as of November 9, 2001 was 1,741,481.

     Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                                   ----   ---

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2001 (Unaudited) and December 31, 2000 ......       1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2001 and 2000 (Unaudited) .........       2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2001 and 2000 (Unaudited) .........       3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2001 and 2000 (Unaudited) .........       4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended
         September 30, 2001 (Unaudited) ...............................       5

         Notes to Consolidated Financial Statements (Unaudited) .......  6 - 11

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ................................... 12 - 17

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .      17

PART II - OTHER INFORMATION

ITEM 1 THRU ITEM 6 ....................................................      18

SIGNATURES ............................................................      19

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2001                  2000
                                                                  -------------         ------------
                                                                   (UNAUDITED)
ASSETS

Cash and due from banks ...................................        $ 14,000,000         $  8,918,000
Other interest-earning assets .............................           5,114,000              528,000
Federal funds sold ........................................          11,575,000            4,250,000
                                                                   ------------         ------------
       Cash and cash equivalents ..........................          30,689,000           13,696,000


Securities available for sale .............................          13,388,000           17,703,000
Securities held to maturity; estimated fair value
    of $30,732,000 (2001) and $23,336,000 (2000) ..........          30,023,000           23,383,000
FHLB-NY stock, at cost ....................................             885,000              770,000
Loans, net of allowance for loan losses of
    of $2,538,000 (2001) and $2,223,000 (2000) ............         182,421,000          169,052,000
Mortgage loans held for sale ..............................             278,000              303,000
Premises and equipment, net ...............................           3,726,000            2,948,000
Accrued interest receivable ...............................           1,505,000            1,574,000
Intangible assets, net of accumulated amortization of
    $429,000 (2001) and $393,000 (2000) ...................             321,000              357,000
Other assets ..............................................           1,268,000            1,373,000
                                                                   ------------         ------------
       Total assets .......................................        $264,504,000         $231,159,000
                                                                   ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing ...................................        $ 53,004,000         $ 48,768,000
    Interest-bearing ......................................         188,880,000          161,367,000
                                                                   ------------         ------------
        Total deposits ....................................         241,884,000          210,135,000

Securities sold under agreements to repurchase ............           1,100,000            1,337,000
Accrued expenses and other liabilities ....................           1,490,000            1,479,000
                                                                   ------------         ------------
        Total liabilities .................................         244,474,000          212,951,000
                                                                   ------------         ------------
Commitments and contingencies .............................                --                   --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
     1,837,275 and 1,815,127 shares issued outstanding at
     September 30, 2001 and December 31, 2000, respectively          11,184,000           10,863,000
Treasury Stock, 14,762 shares outstanding .................            (234,000)                --
Retained earnings .........................................           8,933,000            7,457,000
Accumulated other comprehensive income (loss) .............             147,000             (112,000)
                                                                   ------------         ------------
        Total stockholders' equity ........................          20,030,000           18,208,000
                                                                   ------------         ------------
        Total liabilities and stockholders' equity ........        $264,504,000         $231,159,000
                                                                   ============         ============





           See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ------------------------
                                                            2001        2000
                                                        -----------  -----------
  Interest income:
       Loans .........................................  $11,107,000  $ 9,774,000
       Securities held to maturity
         Taxable .....................................      521,000      451,000
         Non-taxable .................................      447,000      407,000
       Securities available for sale .................      710,000      845,000
       Other interest-earning assets .................      387,000      425,000
                                                        -----------  -----------
            Total interest income ....................   13,172,000   11,902,000
                                                        -----------   ----------
  Interest expense:
       Deposits ......................................    5,123,000    4,202,000
       Borrowed money ................................       42,000       51,000
                                                        -----------  -----------
            Total interest expense ...................    5,165,000    4,253,000
                                                        -----------  -----------
  Net interest income before provision for loan losses    8,007,000    7,649,000
  Provision for loan losses ..........................      340,000      300,000
                                                        -----------  -----------
  Net interest income after provision for loan losses     7,667,000    7,349,000
                                                        -----------  -----------
  Noninterest income:
       Fees and service charges ......................      968,000      774,000
       Gain on sales of mortgage loans ...............      129,000       28,000
       Miscellaneous .................................      133,000      134,000
                                                        -----------  -----------
             Total noninterest income ................    1,230,000      936,000
                                                        -----------  -----------
  Noninterest expenses:
       Salaries and employee benefits ................    2,968,000    2,648,000
       Occupancy, net ................................      440,000      421,000
       Equipment .....................................      375,000      358,000
       Data processing ...............................      411,000      337,000
       Advertising ...................................       93,000      130,000
       FDIC insurance premium ........................       29,000       28,000
       Amortization of intangible assets .............       36,000       39,000
       Charitable contributions ......................      255,000      218,000
       Stationery and supplies .......................      136,000      144,000
       Miscellaneous .................................    1,289,000    1,296,000
                                                        -----------  -----------
            Total noninterest expenses ...............    6,032,000    5,619,000
                                                        -----------  -----------
  Income before income tax expense ...................    2,865,000    2,666,000
  Income tax expense .................................      972,000      901,000
                                                        -----------  -----------
  Net income .........................................  $ 1,893,000  $ 1,765,000
                                                        ===========  ===========
  Basic earnings per share ...........................  $      1.09  $      0.99
                                                        ===========  ===========
  Diluted earnings per share .........................  $      1.08  $      0.97
                                                        ===========  ===========
  Weighted average number of common shares outstanding    1,826,325    1,793,685
                                                        ===========  ===========
  Weighted average number of diluted common
       shares outstanding ............................    1,842,482    1,810,447
                                                        ===========  ===========


Share data has been restated to reflect a 5% stock dividend declared on September 19, 2001 to shareholders of record on October 15, 2001 and payable November 15, 2001.

           See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                            2001       2000
                                                        ----------  ----------
  Interest income:
       Loans .........................................  $3,784,000  $3,488,000
       Securities held to maturity
         Taxable .....................................     212,000     152,000
         Non-taxable .................................     150,000     135,000
       Securities available for sale .................     215,000     285,000
       Other interest-earning assets .................     157,000     144,000
                                                        ----------  ----------
            Total interest income ....................   4,518,000   4,204,000
                                                        ----------  ----------
  Interest expense:
       Deposits ......................................   1,724,000   1,517,000
       Borrowed money ................................      12,000      18,000
                                                        ----------  ----------
            Total interest expense ...................   1,736,000   1,535,000
                                                        ----------  ----------
  Net interest income before provision for loan losses   2,782,000   2,669,000
  Provision for loan losses ..........................     120,000     100,000
                                                        ----------  ----------
  Net interest income after provision for loan losses    2,662,000   2,569,000
                                                        ----------  ----------
  Noninterest income:
       Fees and service charges ......................     317,000     256,000
       Gain on sales of mortgage loans ...............      46,000      17,000
       Miscellaneous .................................      27,000      33,000
                                                        ----------  ----------
             Total noninterest income ................     390,000     306,000
                                                        ----------  ----------
  Noninterest expenses:
       Salaries and employee benefits ................   1,007,000     895,000
       Occupancy, net ................................     154,000     151,000
       Equipment .....................................     137,000     126,000
       Data processing ...............................     139,000     114,000
       Advertising ...................................      45,000      34,000
       FDIC insurance premium ........................      10,000      10,000
       Amortization of intangible assets .............      12,000      13,000
       Charitable contributions ......................      80,000      79,000
       Stationery and supplies .......................      41,000      51,000
       Miscellaneous .................................     416,000     419,000
                                                        ----------  ----------
            Total noninterest expenses ...............   2,041,000   1,892,000
                                                        ----------  ----------
  Income before income tax expense ...................   1,011,000     983,000
  Income tax expense .................................     344,000     338,000
                                                        ----------  ----------
  Net income .........................................  $  667,000  $  645,000
                                                        ==========  ==========
  Basic earnings per share ...........................  $     0.37  $     0.36
                                                        ==========  ==========
  Diluted earnings per share .........................  $     0.36  $     0.35
                                                        ==========  ==========
  Weighted average number of common shares outstanding   1,825,808   1,805,016
                                                        ==========  ==========
  Weighted average number of diluted common
       shares outstanding ............................   1,843,769   1,820,333
                                                        ==========  ==========

Share data has been restated to reflect a 5% stock dividend declared on September 19, 2001 to shareholders of record on October 15, 2001 and payable November 15, 2001.

           See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                         2001          2000
                                                                                  -------------------------------
  Cash flows from operating activities:
       Net income ..............................................................   $  1,893,000    $  1,765,000
       Adjustments to reconcile net income to
          net cash provided by operating activities:
             Depreciation and amortization of premises and equipment ...........        350,000         344,000
             Amortization of premiums and accretion of discounts, net ..........         27,000          20,000
             Accretion of deferred loan fees ...................................        (19,000)        (29,000)
             Provision for loan losses .........................................        340,000         300,000
             Originations of mortgage loans held for sale ......................    (10,651,000)     (3,262,000)
             Proceeds from sale of mortgage loans ..............................     10,804,000       2,785,000
             Gain on sale of mortgage loans ....................................       (129,000)        (28,000)
             Issuance of stock options at a discount ...........................          6,000          --
             Deferred income tax benefit .......................................       (133,000)       (107,000)
             Amortization of intangibles .......................................         36,000          39,000
             Decrease (increase) in accrued interest receivable ................         69,000        (160,000)
             Decrease (increase) in other assets ...............................         76,000         (36,000)
             Increase in other liabilities .....................................         11,000         202,000
                                                                                   ------------    ------------
                 Net cash provided by operating activities .....................      2,680,000       1,833,000
                                                                                   ------------    ------------
  Cash flows from investing activities:
       Purchase of securities available for sale ...............................     (2,164,000)     (1,404,000)
       Proceeds from maturities and principal repayments
          on securities available for sale .....................................      1,572,000         710,000
       Proceeds from calls and sales of securities available for sale ..........      5,355,000          --
       Purchase of securities held to maturity .................................    (12,976,000)     (2,816,000)
       Proceeds from maturities and principal repayments
          on securities held to maturity .......................................      1,761,000       1,307,000
       Proceeds from call on securities held to maturity .......................      4,521,000          --
       Purchase of FHLB-NY stock ...............................................       (115,000)       (107,000)
       Net increase in loans ...................................................    (13,690,000)    (19,051,000)
       Additions to premises and equipment .....................................     (1,127,000)       (575,000)
                                                                                   ------------    ------------
             Net cash used in investing activities .............................    (16,863,000)    (21,936,000)
                                                                                   ------------    ------------
  Cash flows from financing activities:
       Net increase in noninterest-bearing deposits ............................      4,236,000       3,487,000
       Net increase in interest-bearing deposits ...............................     27,513,000      13,618,000
       Net (decrease) increase in securities sold under agreements to repurchase       (238,000)        286,000
       Purchase of treasury stock ..............................................       (340,000)
       Cash dividends paid on common stock .....................................       (417,000)       (340,000)
       Options exercised .......................................................         60,000
       Common stock issued under stock plans ...................................        362,000         554,000
                                                                                   ------------    ------------
             Net cash provided by financing activities .........................     31,176,000      17,605,000
                                                                                   ------------    ------------
  Net increase (decrease) in cash and cash equivalents .........................     16,993,000      (2,498,000)
  Cash and cash equivalents - beginning ........................................     13,696,000      16,895,000
                                                                                   ------------    ------------
  Cash and cash equivalents - ending ...........................................   $ 30,689,000    $ 14,397,000
                                                                                   ============    ============

  Supplemental disclosures of cash flow information:
       Cash paid during the year for interest ..................................   $  5,123,000    $  4,079,000
       Cash paid during the year for income taxes ..............................        500,000         993,000


           See notes to unaudited consolidated financial statements.


                                         STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)

                                                                FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                              --------------------------------------------------------------------------------------
                                                                                                          ACCUMULATED
                                                                                                            OTHER
                                                                                                          COMPREHENSIVE
                                                   COMMON STOCK            TREASURY STOCK       RETAINED  INCOME/(LOSS),
                                               SHARES        AMOUNT     SHARES       AMOUNT     EARNINGS       NET        TOTAL
                                              ---------  ------------  ---------  ----------  ----------- ----------   -------------
  Balance -- December 31, 2000 .............. 1,728,692  $ 10,863,000      --     $     --    $7,457,000  $(112,000)   $ 18,208,000
  Dividends Paid ............................      --            --                             (417,000)      --          (417,000)
  Treasury Stock ............................                           (20,000)    (340,000)                              (340,000)
  5% Stock dividend (payable
    November 15, 2001) ......................    87,489                    (703)
  Common stock issued under stock plans .....    16,112       256,000     5,941      106,000        --         --           362,000
  Stock Options issued at a discount ........                   6,000                                                         6,000
  Exercise of stock options .................     4,982        59,000                                                        59,000
  Comprehensive income:
     Net income for the nine months
         ended September 30, 2001 ...........      --            --                            1,893,000       --         1,893,000
     Unrealized holding gains on securities
      available for sale arising during the
      period (net tax of $161,000) ..........      --            --                                 --      259,000         259,000
                                                                                                                       ------------
  Total comprehensive income, net of tax ....                                                                             2,152,000
                                              ---------  ------------   -------   ----------  ----------  ---------    ------------
  Balance -- September 30, 2001 ............. 1,837,275  $ 11,184,000   (14,762)  $ (234,000) $8,933,000  $ 147,000    $ 20,030,000
                                              =========  =============  =======   ==========  ==========  =========    ============


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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 2001 and December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                     September 30, 2001
                                       -----------------------------------------------------
                                                         Gross         Gross
                                        Amortized      Unrealized    Unrealized   Carrying
                                          Cost           Gains        Losses       Value
                                       -----------------------------------------------------
  U.S. Treasury securities .........   $ 1,500,000   $    21,000   $      --     $ 1,521,000
  U.S. Government agencies .........     5,323,000        90,000        21,000     5,392,000
  Obligations of state and political
       subdivisions ................     1,055,000        35,000          --       1,090,000
  Mortgage-backed securities .......     5,272,000       117,000         4,000     5,385,000
                                       -----------   -----------   -----------   -----------
                                       $13,150,000   $   263,000   $    25,000   $13,388,000
                                       ===========   ===========   ===========   ===========


                                                     December 31, 2000
                                       -----------------------------------------------------
                                                         Gross         Gross
                                        Amortized      Unrealized    Unrealized   Carrying
                                          Cost           Gains        Losses       Value
                                       -----------------------------------------------------
  U.S. Treasury securities .........   $ 2,001,000   $     6,000   $     1,000   $ 2,006,000
  U.S. Government agencies .........     9,488,000        43,000       218,000     9,313,000
  Obligations of state and political
       subdivisions ................     1,060,000         5,000         2,000     1,063,000
  Mortgage-backed securities .......     5,336,000        28,000        43,000     5,321,000
                                       -----------   -----------   -----------   -----------
                                       $17,885,000   $    82,000   $   264,000   $17,703,000
                                       ===========   ===========   ===========   ===========



NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 2001 and December 31, 2000. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                           September 30, 2001
                                       -----------------------------------------------------------
                                                          Gross           Gross        Estimated
                                         Carrying      Unrealized       Unrealized       Fair
                                          Value           Gains           Losses         Value
                                       -----------------------------------------------------------
  U.S. Treasury securities .........   $    749,000         23,000    $       --      $    772,000
  U.S. Government agencies .........      7,715,000        140,000            --         7,855,000
  Obligations of state and political
       subdivisions ................     15,684,000        458,000            --        16,142,000
  Mortgage-backed securities .......      5,875,000         81,000          (7,000)      5,963,000
                                       ------------   ------------    ------------    ------------
                                       $ 30,023,000   $    702,000    $     (7,000)   $ 30,732,000
                                       ============   ============    ============    ============


                                                           December 31, 2000
                                       -----------------------------------------------------------
                                                          Gross           Gross        Estimated
                                         Carrying      Unrealized       Unrealized       Fair
                                          Value           Gains           Losses         Value
                                       -----------------------------------------------------------
  U.S. Treasury securities .........   $   749,000   $     4,000      $      --       $   753,000
  U.S. Government agencies .........     6,778,000        19,000           67,000       6,730,000
  Obligations of state and political
       subdivisions ................    14,067,000        57,000           73,000      14,051,000
  Mortgage-backed securities .......     1,789,000        17,000            4,000       1,802,000
                                       -----------   -----------      -----------     -----------
                                       $23,383,000   $    97,000      $   144,000     $23,336,000
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

                                         September 30,  December 31,
                                              2001         2000
                                        -------------- -------------
Mortgage
  Residential .......................   $ 35,349,000   $ 34,652,000
  Commercial ........................     73,303,000     64,473,000
Commercial ..........................     32,061,000     30,326,000
Equity ..............................      7,696,000      6,699,000
Installment .........................     35,871,000     35,011,000
Other ...............................        829,000        234,000
                                        ------------   ------------
          Total loans ...............    185,109,000    171,395,000
                                        ------------   ------------
Less: Deferred loan fees ............        150,000        120,000
      Allowance for loan losses .....      2,538,000      2,223,000
                                        ------------   ------------
                                           2,688,000      2,343,000
                                        ------------   ------------
          Loans, net ................   $182,421,000   $169,052,000
                                        ============   ============


NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                      Nine Months Ended September 30,
                                          2001               2000
                                      ------------      ------------
Balance, beginning of period ........ $ 2,223,000       $ 1,874,000
Provision charged to operations .....     340,000           300,000
Recoveries of loans charged off .....       5,000             5,000
Loans charged off ...................     (30,000)          (56,000)
                                      -----------       -----------
Balance, end of period .............. $ 2,538,000       $ 2,123,000
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

                                              September 30,  December 31,
                                                   2001         2000
                                              -------------  ------------
Impaired loans
    With related allowance for loan losses ....   $163,000     $728,000
    Without related allowance for loan losses..     27,000       18,000
                                                  --------     --------
Total impaired loans ..........................   $190,000     $746,000
                                                  ========     ========

Related allowance for loan losses .............   $  8,000     $172,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 16,157 and 16,762 shares for the nine months ended September 30, 2001 and 2000, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend payable November 15, 2001.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2001 and 2000 was $2.2 million and $1.8 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. Under this standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.

As issued in June 1998, the corporation must adopt SFAS No. 133 by January 1, 2000, however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. With the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," the effective date of SFAS No. 133 has been deferred to all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on financial statements of the Corporation.

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

The Corporation is required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 had no impact on the Corporation's consolidated financial statements. The Corporation is required to adopt SFAS No. 142 effective January 1, 2002. As of September 30, 2001, the Corporation has $270,000 recorded goodwill with quarterly amortization of $8,000, which will cease upon the adoption of SFAS No. 142. The Corporation is currently evaluating the goodwill impairment criteria of SFAS No. 142 and is not able to estimate the impact, if any, that SFAS No. 142 may have on recorded goodwill upon the adoption of SFAS No. 142. The impairment adjustment, if any, will have to be recorded by the Corporation by no later than December 31, 2002. The Corporation does not anticipate that SFAS No. 142 will significantly impact the Corporation's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

FINANCIAL CONDITION

Total assets increased by $33.3 million, or 14.4%, from $231.2 million at December 31, 2000 to $264.5 million at September 30, 2001. Net loans increased $13.4 million, Federal funds sold increased $7.3 million, cash increased $5.1 million, other interest-earning assets increased $4.6 million, and securities held to maturity increased $6.6 million, offset by a decrease of $4.3 million in securities available for sale. The composition of the loan portfolio is basically unchanged at September 30, 2001 when compared with the portfolio at December 31, 2000.

Total deposits totaled $241.9 million at September 30, 2001, an increase of $31.7 million, or 15.1% from $210.1 million at December 31, 2000. Interest-bearing deposits increased $27.5 million, or 17.0%, to $188.9 million at September 30, 2001 and noninterest-bearing deposits increased $4.2 million, or 8.7%, to $53.0 million at June 30, 2001. The increase in deposits can be attributed to the economic and interest rate environment and to an overall marketing effort to attract additional certificates of deposit accounts.

One of the Corporation's new focuses during the first nine months was to build, staff and develop a new branch in Pequannock, Morris County, New Jersey. This branch opened in late May 2001 and contains full branch services, safe deposits, three drive up facilities, and a drive up ATM. The Corporation continues to enhance its website and internet banking product for customers. The Corporation has also worked, during the third quarter, to develop its debit card product. It is anticipated that existing customers will receive cards in the mail in late November 2001. Management believes that the new branch, the debit card product and continued marketing of the internet banking product will continue to enhance the delivery channels being offered to existing and new customers.

On July 31, 2001, Management repurchased 20,000 shares of common stock of the Corporation at market price of $17.00 per share. These shares were placed in treasury stock and during the remainder of the third quarter these shares were used to satisfy the funding of various stock plans. It is anticipated that the remainder of these shares will be redeployed during the fourth quarter of 2001.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001

General

The Corporation reported net income of $1.9 million, or $1.08 diluted earnings per share for the nine months ended September 30, 2001 compared to $1.8 million, or $.97 diluted earnings per share for the same period in 2000. The $128,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $358,000, or 4.7%, for the nine months ended September 30, 2001 as compared with the corresponding period in 2000. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in net interest margin.

Total interest income increased $1.3 million or 10.7%, primarily due to an increase in the average volume of interest-earning assets. The average balance on interest-earning assets increased $29.2 million, or 14.5%, from $200.5 million for the nine months ended September 30, 2000 to $229.6 million for the same period in 2001, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $25.9 million to an average $177.4 million for the nine months ended September 30, 2001, from an average $151.5 million for the comparable period in 2000. Yields on earning assets decreased 28 basis points to 7.72% for the period ended September 30, 2001 from 8.00% for the period ended September 30, 2000.

Interest paid on deposits and borrowed money increased by $912,000, or 21.4%, due primarily to an increase in cost of funds as customers redeployed funds into certificates of deposit products. The average balance of total interest-bearing deposits increased to $174.1 million for the nine months ended September 30, 2001 from $149.6 million for the comparable 2000 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money increased from 3.76% for the period ended September 30, 2000 to 3.94% for the comparable period in 2001. The increase in yields was due primarily to a shift into longer term, higher yielding certificates of deposit.

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

The provision charged to operations totaled $340,000 and $300,000 during the nine months ended September 30, 2001 and 2000. The increase in the provision was due to the general increase in the loans outstanding and management's view of general lending conditions in its lending area and the level of nonperforming assets. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $294,000, or 31.4% from $936,000 for the nine month period ending September 30, 2000 to $1,230,000 for the comparable period in 2001. Deposit related fees increased $194,000 due to an increase in the deposit base and the deposit fee structure. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $101,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $413,000, or 7.4%, to $6.0 million for the nine months ended September 30, 2001, compared to $5.6 million for the same 2000 period. Salaries and employee benefits, the major component of noninterest expense, increased $320,000, or 12.1%, during the nine months ended September 30, 2001. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Data processing expense increased $74,000, or 22.0% due to the outsourcing of the item processing function and the support of the online banking product.

Income taxes

Income tax expense totaled $972,000, for an effective tax rate of 33.9% and $901,000, for an effective tax rate of 33.8% during the nine months ended September 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001

General

The Corporation reported net income of $667,000, or $0.36 diluted earnings per share for the three months ended September 30, 2001 compared to $645,000, or $.35 diluted earnings per share for the same period in 2000. The $22,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $113,000, or 4.2%, for the three months ended September 30, 2001 as compared with the corresponding period in 2000. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in net interest margin.

Total interest income increased $314,000, or 7.5%, primarily due to an increase in the average volume of interest-earning assets and a decrease in yields on earning assets. The average balance on interest-earning assets increased $35.5 million, or 17.1%, from $206.9 million for the three months ended September 30, 2000 to $242.4 million for the same period in 2001, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $26.7 million to an average $185.2 million for the three months ended September 30, 2001, from an average $158.5 million for the comparable period in 2000. Yields on earning assets decreased 67 basis points to 7.39% for the period ended September 30, 2001 from 8.06% for the period ended September 30, 2000.

Interest paid on deposits and borrowed money increased by $201,000, or 13.1%, due primarily to an increase in average volume of interest-bearing deposits, partially offset by a decrease in the cost of funds. The average balance of total interest-bearing deposits increased to $185.4 million for the three months ended September 30, 2001 from $154.5 million for the comparable 2000 period, primarily as a result of the Corporation's expanding customer base and the certificate of deposit promotions. Yields on deposits and borrowed money decreased from 3.91% for the period ended September 30, 2000 to 3.69% for the comparable period in 2001. The decrease in yields was due primarily to a drop in overall deposit interest rates.

Provision for loan losses

The provision charged to operations totaled $120,000 and $100,000 during the three months ended September 30, 2001 and 2000. The increase in the provision was due to the general increase in the loans outstanding and management's view of general lending conditions in its lending area. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets.

Noninterest income

Noninterest income increased $84,000, or 27.5% from $306,000 for the three month period ending September 30, 2000 to $390,000 for the comparable period in 2001. Deposit related fees increased $61,000 due to an increase in the deposit base and the deposit fee structure. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $29,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $149,000, or 7.9%, to $2.0 million for the three months ended September 30, 2001, compared to $1.9 million for the same 2000 period. Salaries and employee benefits, the major component of noninterest expense, increased $112,000, or 12.5%, during the three months ended September 30, 2001. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Data processing expense increased $25,000, or 21.9% due to the outsourcing of the item processing function.

Income taxes

Income tax expense totaled $344,000, for an effective tax rate of 34.0% and $338,000, for an effective tax rate of 34.4% during the three months ended September 30, 2001 and 2000, respectively.

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

                                          09/30/01   06/30/01  03/31/01 12/31/00
                                          --------   --------  -------- --------
                                                  (Dollars in Thousands)

Nonaccrual loans: (1) ..................   $  171    $  675    $  675    $  728
Loans past due 90 days or more: (2) ....       19       169       113        18
Restructured loans: ....................       15        17        17        19
                                           ------    ------    ------    ------
     Total nonperforming loans .........   $  205    $  861    $  805    $  765
                                           ------    ------    ------    ------

Allowance for loan losses ..............   $2,538    $2,432    $2,324    $2,223
                                           ======    ======    ======    ======

Nonaccrual loans to total loans ........     0.09%     0.37%     0.39%     0.42%
Nonperforming loans to total loans .....     0.11%     0.47%     0.47%     0.45%
Nonperforming loans to total assets ....     0.08%     0.33%     0.34%     0.33%
Allowance for loan losses to total loans     1.37%     1.34%     1.35%     1.30%

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

There were no loans at September 30, 2001, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $17.0 million during the first nine months of 2001, as financing activities and operating activities provided $31.2 million and $2.7 million, respectively offset by investing activities using $16.9 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 2001 the Corporation's capital ratios were as follows:

                                      Required       Actual           Excess
                                      --------       ------           ------
Risk-based Capital
         Tier 1                        4.00%          10.47%          6.47%
         Total                         8.00%          11.73%          3.73%
Leverage Ratio                         3.00%           7.53%          4.53%



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

                        STEWARDSHIP FINANCIAL CORPORATION

DATE:    NOVEMBER 14, 2001                    BY: /s/  PAUL VAN OSTENBRIDGE
         -----------------                       -------------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                   Officer

DATE:    NOVEMBER 14, 2001                    BY: /s/  JULIE E. HOLLAND
         --------------                          -------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer