Form 10KSB
period 2001-12-31
STEWARDSHIP FINANCIAL CORP
filed 2002-04-01
CIK 1023860

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


                         Commission file number 0-21855
                                                -------

                        STEWARDSHIP FINANCIAL CORPORATION
   -----------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


                NEW JERSEY                              22-3351447
---------------------------------------         --------------------------------
     (State of other jurisdiction                    (I.R.S. employer
of incorporation or organization)                   identification no.)


      630 GODWIN AVENUE, MIDLAND PARK, NJ                      07432
--------------------------------------------              -------------------
   (Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code (201) 444-7100

        Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:


                           COMMON STOCK, NO PAR VALUE
                           ---------------------------
                                (Title of class)

            --------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Issuer: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X )

The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 4, 2002 was $26,736,553.

The number of shares outstanding of the Issuer's Common Stock, no par value, outstanding as of March 4, 2002 was 1,840,981.

For the fiscal year ended December 31, 2001, the Issuer had total revenues of $19,290,000.

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

Item 7       Financial Statements            Registrant's Annual Report to
                                             Shareholders under the
                                             caption "Consolidated
                                             Statements of Financial
                                             Condition".

Item 9       Directors and Executive         Proxy Statement for 2002
             Officers of the Company;        Annual Meeting of
             Compliance with Section         Shareholders under the caption,
             16(a) of the Exchange Act       " Section 16(a) Beneficial
                                             Ownership Reporting
                                             Compliance," to be filed no
                                             later than April 30, 2002.

Item 10      Executive Compensation          Proxy Statement for 2002
                                             Annual Meeting of
                                             Shareholders under the captions,
                                             "Compensation of Executive
                                             Officers" and "Annual Management
                                             Compensation and All Other
                                             Compensation," to be filed no later
                                             than April 30, 2002.

Item 11      Security Ownership of           Proxy Statement for 2002
             Certain Beneficial Owners       Annual Meeting of Shareholders
             and Management                  under the caption, "Stock
                                             Ownership of Management and
                                             Principal Shareholders," to be
                                             filed no later than April 30, 2002.

Item 12      Certain Relationships and       Proxy Statement for 2002
             Related Transactions            Annual Meeting of Shareholders
                                             under the caption, "Certain
                                             Relationships and Related
                                             Transactions," to be filed no later
                                             than April 30, 2002.

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

     The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, leased space at 666 Godwin Avenue, Midland Park, New Jersey, and its six branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 311 Valley Road, Wayne, New Jersey and 249 Newark Pompton Turnpike, Pequannock, New Jersey. The Bank operates ATM machines at all of its branches except its Hawthorne branch and introduced during 2001 an offsite ATM in the Christian Health Care Center, Wyckoff, New Jersey. The Bank anticipates opening its seventh branch on Goffle Road, Hawthorne, New Jersey during the second quarter of 2002. The Bank offers online banking and bill paying services through its website and issued its MasterMoney Debit Card in November, 2001.

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

Business of the Corporation

     The Corporation's primary business is the ownership and supervision of the Bank. The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Corporation structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its Bergen, Morris and Passaic County, New Jersey trade area. The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. Stewardship Investment Corp. is a wholly-owned non-bank subsidiary of the Bank, whose primary business is to own and manage the Bank's investment portfolio.

     In addition, in forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders. This vision has been reflected in the Bank's tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian charities.

Service Area

     The Corporation's service area primarily consists of the Bergen, Passaic and Morris County, New Jersey market, although the Corporation makes loans throughout New Jersey. The

Corporation operates its main office in Midland Park, New Jersey and six existing branch offices in Hawthorne, Ridgewood, Waldwick, Wayne and Pequannock, New Jersey.

Competition

     The Corporation operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Corporation. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Corporation's service area. Certain of these institutions have significantly higher lending limits than the Corporation and provide services to their customers that the Corporation does not offer.

     Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Corporation's service area, customers and business.

Employees

     At December 31, 2001, the Corporation employed 78 full-time employees and 34 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any merger, acquisition, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("FSMA"). The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company ("FHC") under the BHCA. A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized, well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"). An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and "complementary" financial activities.

     To insure consistency in the treatment of banks and other financial institutions, FSMA reorganizes regulatory authority of federal agencies over securities and investment activities.

     In the area of insurance, FSMA designates the insurance products that banks and subsidiaries may provide, prohibits national banks from underwriting or selling title insurance if they did not actively conduct those activities before FSMA, permits national banks to sell title insurance in States where State banks are specifically authorized to do so. FSMA requires Federal banking agencies to prescribe consumer protection regulations for insurance sales by banks. FSMA preempts state laws that interfere with affiliations between banks and insurance companies. It also initiates a process for creating a uniformity in licensing of insurance agents on a national level.

     FSMA also reinforces the barrier separating banking from general commerce by preventing organizations from applying to the Office of Thrift Supervision to form a unitary holding company after May 4, 1999. All existing unitaries can continue to operate, regardless of current ownership but these unitaries can only be sold to financial companies.

     In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FSMA also contained a number of privacy requirements with which banks and other financial institutions must comply. Under the FSMA, all financial institutions must adopt a privacy policy and make its policy known to those who became new customers and provide annual disclosure of its policy to all of its customers. The Bank had to provide initial privacy notices to all existing customers by July 1, 2001. Prior to disclosing a consumers' nonpublic personal information (not covered by an exception) with nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity to opt out of having information shared. The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer or consumer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the institution who happens also to be an employee of a nonaffiliated third party.

     The FSMA also requires the issuance of regulations establish standards governing the administrative, technical and physical safeguards of customer information. By July 1, 2001, all financial institutions had to have an information security program. Institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks, implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information, and internal or external threats to information security.

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

     INSURANCE OF DEPOSITS. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based assessment system for all insured depository institutions. Under this system, the FDIC has established an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. In compliance with this mandate, FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulatory. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.

     DIVIDEND RIGHTS. Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

     BIF PREMIUMS AND THE RECAPITALIZATION OF SAIF. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("OAKAR"). On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one-time special assessment. The Deposit Act was designed to lead to an equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and to separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay FICO bonds until January 1, 2000, at which time the assessment became equal. During 2001 a FICO rate of approximately 1.90 basis points was charged on BIF and SAIF deposits.

     INTERSTATE BANKING. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based holding companies. The second major provision of the Interstate Act permitted, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States could have, by legislation passed before June 1, 1997, opted out of the interstate bank merger provisions of the Interstate Act. In addition, states could have elected to opt in and allow interstate bank mergers prior to June 1, 1997. A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching. In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become increasingly able to acquire institutions located within the State of New Jersey.

ITEM 2. DESCRIPTION OF PROPERTY

     The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, a lending office located at 666 Godwin Avenue, Midland Park, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2001.

                                 Leased                      Date of Lease
Location                        or Owned                       Expiration
--------                        --------                     --------------

630 Godwin Avenue                 Owned                           --
Midland Park, NJ

386 Lafayette Avenue              Owned                           --
Hawthorne, NJ

190 Franklin Avenue               Leased                        09/30/07
Ridgewood, NJ

30 Franklin Turnpike              Leased                        02/28/07
Waldwick, NJ

87 Berdan Avenue                  Leased                        06/30/04
Wayne, NJ

311 Valley Road                   Leased                        11/30/03
Wayne, NJ

249 Newark Pompton Turnpike       Owned                           --
Pequannock, NJ

1111 Goffle Road                  Leased                        05/31/06
Hawthorne, NJ

666 Godwin Avenue                 Leased                        10/31/03
Midland Park, NJ


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Commencing in November 1997, the Company's Common Stock began trading on the NASDAQ Bulletin Board under the symbol "SSFN". As of December 31, 2001, there were 770 shareholders of record of the Common Stock.

     The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the NASDAQ Bulletin Board for the quarterly periods presented. The Common Stock of the Company is thinly traded, and the prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to a two-for-one stock split completed in 1997, a 5% stock dividend paid in June, 1998, a three-for-two stock split completed in July, 1999, and 5% stock dividends paid in November, 1999, November, 2000, and November, 2001.

                                                            Bid
                                                -------------------------------
                                                                      Cash
                                                 High       Low     Dividend
                                                ------     ------   --------
Year Ended December 31, 2001
Fourth quarter .............................    $20.00     $16.76    $0.08
Third quarter ..............................     18.33      15.71     0.08
Second quarter .............................     18.57      14.05     0.07
First quarter ..............................     17.03      14.65     0.07

Year Ended December 31, 2000
Fourth quarter .............................    $17.03     $15.95    $0.07
Third quarter ..............................     16.43      15.71     0.06
Second quarter .............................     17.62      15.36     0.06
First quarter ..............................     18.57      18.09     0.06

Year Ended December 31, 1999
Fourth quarter .............................    $18.59     $17.24    $0.06
Third quarter ..............................     19.05      18.14     0.06
Second quarter .............................     23.58      16.03     0.05
First quarter ..............................     17.53      15.27     0.05

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

     During fiscal 2001, the Corporation paid quarterly cash dividends totaling $0.30 per share for an annual dividend payout ratio of 21.8%. During fiscal 2000, the Corporation paid quarterly cash dividends totaling $0.25 per share for an annual dividend payout ratio of 18.8%.

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

     None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

     The following table sets forth information about each significant employee of the Corporation who is not also a director.

                                                     Principal Occupation
Name, Age and Position          Officer Since (1)    During Past Five Years
----------------------          -----------------    ---------------------------

Julie E. Holland, 42, ........       1997             Vice President, Accounting
Vice President                                        Atlantic Stewardship Bank
                                                      April, 1997
                                                      Assistant Vice President,
                                                      Accounting
                                                      Atlantic Stewardship Bank
                                                      March, 1995

M. Bernard Joustra, 65 .......       1991             Vice President,
Vice President                                        Commercial Lending,
                                                      Atlantic Stewardship Bank

----------

(1) Includes prior service as an officer of the Bank.


ITEM 10 - EXECUTIVE COMPENSATION

     Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the captions "Executive Compensation and All Other Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Shareholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

                                     PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                Description of Exhibits
-------               ------------------------
3(i)                  Certificate of Incorporation of the Corporation (1)
3(ii)                 Bylaws of the Corporation (1)
10(i)*                1995 Incentive Stock Option Plan (1)
10(ii)*               1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)*              1995 Employee Stock Purchase Plan (2)
10 (iv)*              Stock Bonus Plan (2)
10 (v)                Stewardship Financial Corporation Dividend Reinvestment
                      Plan (3)
10 (vi)*              Stewardship Financial Corporation Director Stock Plan (4)
10(vii)*              Amended and Restated 1995 Stock Option Plan
10(viii)*             Amended and Restated Director Stock Plan
13                    Annual Report to Shareholders for the year ended
                      December 31, 2002
21                    Subsidiaries of the Registrant (1)
23                    Consent of KPMG LLP
                      Dividend Reinvestment Plan filed January 31, 2001

---------------------

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

*    Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K
              None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        STEWARDSHIP FINANCIAL CORPORATION

                                         By:  /s/  PAUL VAN OSTENBRIDGE
                                              ----------------------------------
                                                   Paul Van Ostenbridge
                                                   Chief Executive Officer
                                                   Dated:  March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                          Title                  Date
           ----                          -----                  ----

   /s/  PAUL VAN OSTENBRIDGE     Chief Executive Officer    March 19, 2002
------------------------------
        Paul Van Ostenbridge

   /s/  JULIE E. HOLLAND         Principal Financial        March 19, 2002
------------------------------   Officer and Principal
        Julie E. Holland         Accounting Officer

   /s/  HAROLD DYER              Director                   March 19, 2002
------------------------------
        Harold Dyer

   /s/  WILLIAM HANSE            Director                   March 19, 2002
------------------------------
        William Hanse

   /s/  MARGO LANE               Director                   March 19, 2002
------------------------------
        Margo Lane

   /s/  ARIE LEEGWATER           Chairman of the Board      March 19, 2002
------------------------------   and Director
        Arie Leegwater

   /s/  JOHN L. STEEN            Vice Chairman of the       March 19, 2002
------------------------------   Board and Director
        John L. Steen

  /s/   ROBERT TURNER            Secretary and Director     March 19, 2002
------------------------------
        Robert Turner

   /s/  WILLIAM J. VANDEREEMS    Director                   March 19, 2002
------------------------------
        William J. VanderEems

  /s/   ABE VAN WINGERDEN        Director                   March 19, 2002
------------------------------
        Abe Van Wingerden