Form 10QSB
period 2002-03-31
STEWARDSHIP FINANCIAL CORP
filed 2002-05-15
CIK 1023860

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          New Jersey                                            22-3351447
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

  630 Godwin Avenue, Midland Park,  NJ                              07432
--------------------------------------------                      ---------
(Address of principal executive offices)                          (Zip Code)

                                 (201) 444-7100
                           ---------------------------
                           (Issuer's telephone number)

           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        ------    -----

     The number of shares outstanding of the Issuer's Common Stock, no par value, net of treasury stock outstanding as of May 2, 2002 was 1,856,302.

     Transitional Small Business Disclosure Format (Check one):

                                    Yes        No   X
                                        ------    -----

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2002 (Unaudited) and December 31, 2001 .........    1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2002 and 2001 (Unaudited) ............    2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2002 and 2001 (Unaudited) ............    3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended
         March 31, 2002 (Unaudited) ..................................    4

         Notes to Consolidated Financial Statements (Unaudited) ......   5 - 10

ITEM II -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS ................................................  11 - 15

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK .........................................    15

PART II - OTHER INFORMATION

ITEM 1 THRU ITEM 6 ...................................................    16

SIGNATURES ...........................................................    17

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                    MARCH 31,            DECEMBER 31,
                                                                      2002                  2001
                                                                 ------------------------------------
                                                                   (UNAUDITED)
ASSETS

Cash and due from banks                                          $  10,766,000          $  11,958,000
Other interest-earning assets                                        4,602,000              4,566,000
Federal funds sold                                                  14,025,000             17,550,000
                                                                 ------------------------------------
    Cash and cash equivalents                                       29,393,000             34,074,000

Securities available for sale                                       12,687,000             12,549,000
Securities held to maturity; estimated fair value
  of $39,845,000 (2002) and $38,110,000 (2001)                      39,785,000             37,872,000
FHLB-NY stock, at cost                                               1,059,000                885,000
Loans, net of allowance for loan losses of
  of $2,640,000 (2002) and $2,602,000 (2001)                       189,719,000            182,930,000
Mortgage loans held for sale                                         1,598,000              3,239,000
Premises and equipment, net                                          3,601,000              3,663,000
Accrued interest receivable                                          1,557,000              1,508,000
Intangible assets, net of accumulated amortization of
  $452,000 (2002) and $441,000 (2001)                                  297,000                309,000
Other assets                                                         1,697,000              1,494,000
                                                                 ------------------------------------

    Total assets                                                 $ 281,393,000          $ 278,523,000
                                                                 ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                            $  55,919,000          $  57,581,000
  Interest-bearing                                                 201,724,000            198,103,000
                                                                 ------------------------------------

    Total deposits                                                 257,643,000            255,684,000

Securities sold under agreements to repurchase                         655,000                655,000
Accrued expenses and other liabilities                               1,883,000              1,631,000
                                                                 ------------------------------------

    Total liabilities                                              260,181,000            257,970,000
                                                                 ------------------------------------

Commitments and contingencies                                             --                     --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,841,746 and 1,829,231 shares issued outstanding at
  March 31, 2002 and December 31, 2001, respectively                12,824,000             12,638,000
Retained earnings                                                    8,426,000              7,886,000
Accumulated other comprehensive (loss) income                          (38,000)                29,000
                                                                 ------------------------------------

   Total stockholders' equity                                       21,212,000             20,553,000
                                                                 ------------------------------------

   Total liabilities and stockholders' equity                    $ 281,393,000          $ 278,523,000
                                                                 ====================================

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                     2002                2001
                                                                  ------------------------------
Interest income:
  Loans                                                           $ 3,555,000        $ 3,672,000
  Securities held to maturity
    Taxable                                                           301,000            155,000
    Non-taxable                                                       169,000            146,000
  Securities available for sale                                       172,000            262,000
  Other interest-earning assets                                        69,000             65,000
                                                                  ------------------------------
    Total interest income                                           4,266,000          4,300,000
                                                                  ------------------------------

Interest expense:
  Deposits                                                          1,312,000          1,675,000
  Borrowed money                                                        6,000             16,000
                                                                  ------------------------------
    Total interest expense                                          1,318,000          1,691,000
                                                                  ------------------------------

Net interest income before provision for loan losses                2,948,000          2,609,000
Provision for loan losses                                              40,000            105,000
                                                                  ------------------------------
Net interest income after provision for loan losses                 2,908,000          2,504,000
                                                                  ------------------------------

Noninterest income:
  Fees and service charges                                            432,000            310,000
  Gain on sales of mortgage loans                                      72,000             20,000
  Miscellaneous                                                        26,000             29,000
                                                                  ------------------------------
    Total noninterest income                                          530,000            359,000
                                                                  ------------------------------

Noninterest expenses:
  Salaries and employee benefits                                    1,135,000            965,000
  Occupancy, net                                                      165,000            140,000
  Equipment                                                           151,000            108,000
  Data processing                                                     160,000            129,000
  Advertising                                                          63,000             17,000
  FDIC insurance premium                                               11,000              9,000
  Amortization of intangible assets                                    11,000             12,000
  Charitable contributions                                             95,000             90,000
  Stationery and supplies                                              58,000             57,000
  Miscellaneous                                                       527,000            425,000
                                                                  ------------------------------
    Total noninterest expenses                                      2,376,000          1,952,000
                                                                  ------------------------------

Income before income tax expense                                    1,062,000            911,000
Income tax expense                                                    357,000            310,000
                                                                  ------------------------------
Net income                                                        $   705,000        $   601,000
                                                                  ==============================

Basic earnings per share                                          $      0.38        $      0.33
                                                                  ==============================
Diluted earnings per share                                        $      0.38        $      0.33
                                                                  ==============================

Weighted average number of common shares outstanding                1,838,148          1,821,803
                                                                  ==============================
Weighted average number of diluted common
  shares outstanding                                                1,860,807          1,837,039
                                                                  ==============================

Share data has been restated to reflect a 5% stock dividend paid November, 2001.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         ----------------------------------
                                                                              2002                 2001
                                                                         ----------------------------------
Cash flows from operating activities:
  Net income                                                             $    705,000          $    601,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization of premises and equipment                 139,000               110,000
      Amortization of premiums and accretion of discounts, net                 42,000                 7,000
      Accretion of deferred loan fees                                         (11,000)               (6,000)
      Provision for loan losses                                                40,000               105,000
      Originations of mortgage loans held for sale                         (5,613,000)           (2,224,000)
      Proceeds from sale of mortgage loans                                  7,326,000             1,771,000
      Gain on sale of mortgage loans                                          (72,000)              (20,000)
      Deferred income tax benefit                                            (115,000)              (44,000)
      Amortization of intangibles                                              11,000                12,000
      Increase (decrease) in accrued interest receivable                      (49,000)               86,000
      Increase (decrease) in other assets                                     (47,000)               95,000
      Increase in other liabilities                                           253,000               209,000
                                                                         ----------------------------------
        Net cash provided by operating activities                           2,609,000               702,000
                                                                         ----------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                                  (754,000)                 --
  Proceeds from maturities and principal repayments
    on securities available for sale                                          507,000               768,000
  Proceeds from calls and sales of securities available for sale                 --               1,700,000
  Purchase of securities held to maturity                                  (3,597,000)           (1,075,000)
  Proceeds from maturities and principal repayments
    on securities held to maturity                                          1,142,000               777,000
  Proceeds from call on securities held to maturity                           500,000             1,250,000
  Purchase of FHLB-NY stock                                                  (173,000)             (115,000)
  Net increase in loans                                                    (6,818,000)           (3,644,000)
  Sales of premises and equipment                                              19,000                  --
  Additions to premises and equipment                                         (94,000)             (505,000)
                                                                         ----------------------------------
        Net cash used in investing activities                              (9,268,000)             (844,000)
                                                                         ----------------------------------

Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits                             (1,662,000)           (2,161,000)
  Net increase in interest-bearing deposits                                 3,620,000             8,362,000
  Net decrease in securities sold under agreements to repurchase                 --                (111,000)
  Cash dividends paid on common stock                                        (165,000)             (138,000)
  Options exercised                                                            55,000                31,000
  Common stock issued under stock plans                                       130,000               125,000
                                                                         ----------------------------------
        Net cash provided by financing activities                           1,978,000             6,108,000
                                                                         ----------------------------------

Net (decrease) increase in cash and cash equivalents                       (4,681,000)            5,966,000
Cash and cash equivalents - beginning                                      34,074,000            13,696,000
                                                                         ----------------------------------
Cash and cash equivalents - ending                                       $ 29,393,000          $ 19,662,000
                                                                         ==================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                 $  1,490,000          $  1,734,000
  Cash paid during the year for income taxes                                   25,000                60,000

See notes to unaudited consolidated financial statements.


                                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)


                                                                           FOR THE PERIOD ENDED MARCH 31, 2002
                                                        ------------------------------------------------------------------------
                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                               COMMON STOCK                         COMPREHENSIVE
                                                        -------------------------      RETAINED     INCOME/(LOSS),
                                                          SHARE          AMOUNT        EARNINGS          NET          TOTAL
                                                        ------------------------------------------------------------------------
Balance -- December 31, 2001                            1,829,231     $12,638,000     $ 7,886,000     $  29,000     $20,553,000
Dividends Paid                                               --              --          (165,000)         --          (165,000)
Common stock issued under stock plans                       7,368         130,000            --            --           130,000
Exercise of stock options                                   5,147          56,000                                        56,000
Comprehensive income:
  Net income for the three months
    ended March 31, 2002                                     --              --           705,000          --           705,000
  Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $44,000)                             --              --              --         (67,000)        (67,000)
                                                                                                                    -----------
Total comprehensive income, net of tax                                                                                  638,000

                                                        ------------------------------------------------------------------------
Balance -- March 31, 2002                               1,841,746     $12,824,000     $ 8,426,000     $ (38,000)    $21,212,000
                                                        ========================================================================

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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 2002 and December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                  March 31, 2002
                                          ----------------------------------------------------------------
                                                                Gross         Gross
                                             Amortized       Unrealized     Unrealized        Carrying
                                                Cost            Gains         Losses           Value
                                          ----------------------------------------------------------------
U.S. Treasury securities                  $    500,000       $   9,000      $    --          $    509,000
U.S. Government agencies                     4,146,000          43,000         81,000           4,108,000
Obligations of state and political
  subdivisions                               1,051,000          28,000           --             1,079,000
Mortgage-backed securities                   7,055,000          48,000        112,000           6,991,000
                                          ----------------------------------------------------------------
                                          $ 12,752,000       $ 128,000      $ 193,000        $ 12,687,000
                                          ================================================================


                                                                 December 31, 2001
                                          ----------------------------------------------------------------
                                                                Gross         Gross
                                             Amortized       Unrealized     Unrealized        Carrying
                                                Cost            Gains         Losses           Value
                                          ----------------------------------------------------------------
U.S. Treasury securities                  $    500,000       $  14,000      $    --          $    514,000
U.S. Government agencies                     4,135,000          61,000         27,000           4,169,000
Obligations of state and political
  subdivisions                               1,053,000          28,000           --             1,081,000
Mortgage-backed securities                   6,816,000          58,000         89,000           6,785,000
                                          ----------------------------------------------------------------
                                          $ 12,504,000       $ 161,000      $ 116,000        $ 12,549,000
                                          ================================================================

NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 2002 and December 31, 2001. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                                  March 31, 2002
                                          ----------------------------------------------------------------
                                                                Gross         Gross          Estimated
                                             Carrying        Unrealized     Unrealized         Fair
                                               Value            Gains         Losses           Value
                                          ----------------------------------------------------------------

U.S. Treasury securities                  $  1,516,000       $  14,000      $  32,000        $  1,498,000
U.S. Government agencies                     7,396,000          47,000         52,000           7,391,000
Obligations of state and political
  subdivisions                              17,972,000         328,000         48,000          18,252,000
Mortgage-backed securities                  12,901,000          28,000        225,000          12,704,000
                                          ----------------------------------------------------------------
                                          $ 39,785,000       $ 417,000      $ 357,000        $ 39,845,000
                                          ================================================================


                                                                 December 31, 2001
                                          ----------------------------------------------------------------
                                                                Gross         Gross          Estimated
                                             Carrying        Unrealized     Unrealized         Fair
                                               Value            Gains         Losses           Value
                                          ----------------------------------------------------------------
U.S. Treasury securities                  $  1,517,000       $  19,000      $  19,000        $  1,517,000
U.S. Government agencies                     7,894,000          95,000         22,000           7,967,000
Obligations of state and political
  subdivisions                              16,470,000         308,000         54,000          16,724,000
Mortgage-backed securities                  11,991,000          41,000        130,000          11,902,000
                                          ----------------------------------------------------------------
                                          $ 37,872,000       $ 463,000      $ 225,000        $ 38,110,000
                                          ================================================================

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

                                         March 31,            December 31,
                                           2002                  2001
                                     -------------------------------------
Mortgage
  Residential                        $  34,356,000          $  36,394,000
  Commercial                            76,552,000             72,262,000
Commercial                              35,071,000             32,871,000
Equity                                   9,275,000              7,944,000
Installment                             37,000,000             35,961,000
Other                                      261,000                243,000
                                     -------------------------------------
   Total loans                         192,515,000            185,675,000
                                     -------------------------------------

Less:  Deferred loan fees                  156,000                143,000
  Allowance for loan losses              2,640,000              2,602,000
                                     -------------------------------------
                                         2,796,000              2,745,000
                                     -------------------------------------

   Loans, net                        $ 189,719,000          $ 182,930,000
                                     =====================================

NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                        Three Months Ended March 31,
                                         2002                 2001
                                     ---------------------------------

Balance, beginning of period         $ 2,602,000          $ 2,223,000
Provision charged to operations           40,000              140,000
Recoveries of loans charged off
                                           9,000                 --
Loans charged off                        (11,000)              (4,000)
                                     ---------------------------------

Balance, end of period               $ 2,640,000          $ 2,359,000
                                     =================================

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 7. LOAN IMPAIRMENT

The Corporation has defined the population of impaired loans to include all nonaccrual loans, loans more than 90 days past due, and restructured loans. The following table sets forth information regarding the impaired loans as of the periods indicated.

                                                     March 31,      December 31,
                                                       2002            2001
                                                    ---------------------------
Impaired loans
  With related allowance for loan losses            $ 514,000        $ 534,000
  Without related allowance for loan losses           421,000          438,000
                                                    ---------------------------
Total impaired loans                                $ 935,000        $ 972,000
                                                    ===========================

Related allowance for loan losses                   $ 196,000        $ 205,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 22,659 and 15,236 shares for the three months ended March 31, 2002 and 2001, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2001.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2002 and 2001 was $638,000 and $791,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains or losses on securities available for sale during the applicable period of time.

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

As of March 31, 2002, the Corporation had goodwill and core deposit premium with definite useful lives that are being amortized. Goodwill represents the excess of fair value of liabilities assumed over the fair value of tangible assets acquired through a branch purchase acquisition completed in 1995 and amounted to $254,000 and $263,000 at March 31, 2002 and December 31, 2001, respectively. Amortization expense totaled $8,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively. It is anticipated that amortization expense will total $32,000 each year for the next five years. The core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in the same acquisition. The core deposit intangible amounted to $43,000 and $46,000 at March 31, 2002 and December 31, 2001, respectively. Amortization expense totaled $3,000 and $4,000 for the quarters ended March 31, 2002 and 2001, respectively. It is anticipated that amortization expense will total $13,000, $11,000, $9,000, $7,000, and $6,000 for each of the five years beginning with 2002.

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

FINANCIAL CONDITION

Total assets increased by $2.9 million, or 1.0%, from $278.5 million at December 31, 2001 to $281.4 million at March 31, 2002. Net loans increased $6.8 million and securities held to maturity increased $1.9 million, offset by decreases of $3.5 million in federal funds sold, $1.6 million in mortgage loans held for sale and $1.2 million in cash and due from banks. The composition of the loan portfolio is basically unchanged at March 31, 2002 when compared with the portfolio at December 31, 2001.

Total deposits totaled $257.6 million at March 31, 2002, an increase of $2.0 million, or 0.8% from $255.7 million at December 31, 2001. Interest-bearing deposits increased $3.6 million, or 1.8%, to $201.7 million at March 31, 2002, offset by a decrease in noninterest-bearing deposits of $1.7 million, or 2.9%, to $55.9 million at March 31, 2002. The increase in deposits can be attributed to a competitive program to attract investment retirement certificates of deposit accounts, during the first quarter.

The Corporation's main focus during the first three months was to redeploy federal funds investments into the loan and investment portfolios. The Corporation continues to enhance the product line of the bank. The debit card, introduced in November, 2001 continues to be well received with consumers. Management has worked on a new product to offer debit cards to businesses and will be able to accomplish this effective May 15, 2002. Management also began an analysis of the current online and bill pay product and anticipates enhancements to these systems in third quarter of 2002. The Corporation anticipates opening its eighth branch during the second quarter. This branch will be a full service location with drive-up and ATM drive-up facilities. Management believes that the new branch and continued growth in our product mix will continue to enhance the delivery channels being offered to existing and new customers.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002

General
-------

The Corporation reported net income of $705,000, or $0.38 basic earnings per share for the three months ended March 31, 2002 compared to $601,000, or $.33 basic earnings per share for the same period in 2001. The $104,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income
-------------------

Net interest income increased $339,000, or 13.0%, for the three months ended March 31, 2002 as compared with the corresponding period in 2001. The increase was primarily due to an increase in average net interest-earning assets, offset by a decrease in net interest margin.

Total interest income decreased $34,000, or 0.8%, primarily due to a decrease in the yields on interest-earning assets, offset by an increase in the average earning assets. Due to the unprecedented drop in interest rates during the last year, yields on interest earning assets fell 135 basis points from 8.10% for the three months ended March 31, 2001 to 6.75% for the same period in 2002. The average balance on interest-earning assets increased $42.2 million, or 19.5%, from $216.3 million for the three months ended March 31, 2001 to $258.4 million for the same period in 2002, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $20.4 million to an average $191.5 million for the three months ended March 31, 2002, from an average $171.1 million for the comparable period in 2001. The Corporation also increased its investment portfolio $14.3 million to an average $54.2 million at March 31, 2002.

Interest paid on deposits and borrowed money decreased by $373,000, or 22.1%, due primarily to a decrease in cost of funds related to the general interest rate environment. The average balance of total interest-bearing deposits increased to $198.0 million for the three months ended March 31, 2002 from $163.6 million for the comparable 2001 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 4.16% for the period ended March 31, 2001 to 2.69% for the comparable period in 2002.

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

The provision charged to operations totaled $40,000 and $105,000 during the three months ended March 31, 2002 and 2001. The decrease in the provision was due to the current level of nonperforming loans, current balance of loan portfolio and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased $171,000, or 47.6% from $359,000 for the three months period ending March 31, 2001 to $530,000 for the comparable period in 2002. Deposit related fees increased $122,000 due to an increase in the deposit base and income derived from the consumer debit card program. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $52,000 in the gain on sales of mortgage loans.

Noninterest expense
-------------------

Noninterest expense increased by approximately $424,000, or 21.7%, to $2.4 million for the three months ended March 31, 2002, compared to $2.0 million for the same 2001 period. Salaries and employee benefits, the major component of noninterest expense, increased $170,000, or 17.6%, during the three months ended March 31, 2002. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $68,000, or 27.4% primarily due to the increase in our branch facilities. Data processing expense increased $31,000, or 24.0% due to the increase in our deposit base and to the servicing of our consumer debit card product. Miscellaneous expenses increased $102,000, or 24.0% due to the necessary support of the general growth of the Corporation.

Income taxes
------------

Income tax expense totaled $357,000 and $310,000 during the three months ended March 31, 2002 and 2001, respectively.

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


                                               03/31/02       12/31/01       09/30/01       06/30/01
                                               --------       --------       --------       --------
                                                              (Dollars in Thousands)

Nonaccrual loans: (1)                           $  171         $  163         $  171         $  675
Loans past due 90 days or more: (2)                 23             22             19            169
Restructured loans:                                741            787             15             17
                                                ------         ------         ------         ------
  Total nonperforming loans                     $  935         $  972         $  205         $  861
                                                ======         ======         ======         ======

Allowance for loan losses                       $2,640         $2,602         $2,538         $2,432
                                                ======         ======         ======         ======
Nonaccrual loans to total loans                   0.09%          0.09%          0.09%          0.37%
Nonperforming loans to total loans                0.49%          0.52%          0.01%          0.47%
Nonperforming loans to total assets               0.33%          0.35%          0.01%          0.33%
Allowance for loan losses to total loans          1.37%          1.40%          1.37%          1.34%

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

There were no loans at March 31, 2002, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents decreased $4.7 million during the first three months of 2002, as operating activities and financing activities provided $2.6 million and $2.0 million, respectively offset by investing activities using $9.3 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of March 31, 2002 the Corporation's capital ratios were as follows:

                                    Required         Actual          Excess
                                    --------         ------          ------
Risk-based Capital
  Tier 1                              4.00%          10.78%          6.78%
  Total                               8.00%          12.03%          4.03%
Leverage Ratio                        4.00%           7.56%          3.56%

ITEM III QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2002, there have been no significant changes in the Corporation's assessment of market risk as reported in Item 6. of the Corporation's Form 10-KSB.

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

                        STEWARDSHIP FINANCIAL CORPORATION

DATE:    MAY 15, 2002                 BY:  /s/ PAUL VAN OSTENBRIDGE
         ------------------               -------------------------------------
                                             Paul Van Ostenbridge
                                             President and Chief Executive
                                               Officer

DATE:    MAY 15, 2002                 BY:  /s/ JULIE E. HOLLAND
         ------------------               -------------------------------------
                                             Julie E. Holland
                                             Vice President and Treasurer