Form 10QSB
period 2002-06-30
STEWARDSHIP FINANCIAL CORP
filed 2002-08-14
CIK 1023860

FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

(  )  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from to___________ to ____________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
            ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

         New Jersey                                     22-3351447
 -------------------------------              --------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

630 Godwin Avenue, Midland Park,  NJ                         07432
---------------------------------------               -----------------
(Address of principal executive offices)                  (Zip Code)

                                 (201) 444-7100
                           ---------------------------
                           (Issuer's telephone number)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     The number of shares outstanding of the Issuer's Common Stock, no par value, net of treasury stock outstanding as of August 5, 2002 was 1,871,684.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                ---      ---

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX

                                                                        PAGE
                                                                       NUMBER

PART I  --  CONSOLIDATED FINANCIAL INFORMATION

ITEM I  --  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2002 (Unaudited) and December 31, 2001 ........         1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2002 and 2001 (Unaudited) ...........         2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2002 and 2001 (Unaudited) ...........         3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001 (Unaudited) ...........         4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended
         June 30, 2002 (Unaudited) .................................         5

         Notes to Consolidated Financial Statements (Unaudited) ....      6-10

ITEM II  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS ...........................................     11-17

ITEM III --   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK ....................................        18

PART II  --  OTHER INFORMATION

ITEM 1 THRU ITEM 6 .................................................     19-20

SIGNATURES .........................................................        21

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                   JUNE 30,            DECEMBER 31,
                                                                                                    2002                   2001
                                                                                                 ------------          -------------
                                                                                                 (UNAUDITED)
ASSETS

Cash and due from banks .............................................................          $  14,302,000           $  11,958,000
Other interest-earning assets .......................................................             15,569,000              14,166,000
Federal funds sold ..................................................................              7,725,000               7,950,000
                                                                                               -------------           -------------
  Cash and cash equivalents .........................................................             37,596,000              34,074,000


Securities available for sale .......................................................             12,297,000              12,549,000
Securities held to maturity; estimated fair value of $49,914,000 (2002)
 and $38,110,000 (2001) .............................................................             49,048,000              37,872,000
FHLB-NY stock, at cost ..............................................................              1,059,000                 885,000
Loans, net of allowance for loan losses of of $2,663,000 (2002)
 and $2,602,000 (2001) ..............................................................            191,867,000             182,930,000
Mortgage loans held for sale ........................................................              2,063,000               3,239,000
Premises and equipment, net .........................................................              3,508,000               3,663,000
Accrued interest receivable .........................................................              1,593,000               1,508,000
Intangible assets, net of accumulated amortization of $464,000 (2002)
 and $441,000 (2001) ................................................................                286,000                 309,000
Other assets ........................................................................              1,441,000               1,494,000
                                                                                               -------------           -------------
  Total assets ......................................................................          $ 300,758,000           $ 278,523,000
                                                                                               =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Noninterest-bearing ................................................................          $  60,913,000           $  57,581,000
 Interest-bearing ...................................................................            215,195,000             198,103,000
                                                                                               -------------           -------------
  Total deposits ....................................................................            276,108,000             255,684,000

Securities sold under agreements to repurchase ......................................                805,000                 655,000
Accrued expenses and other liabilities ..............................................              1,645,000               1,631,000
                                                                                               -------------           -------------
  Total liabilities .................................................................            278,558,000             257,970,000
                                                                                               -------------           -------------
Commitments and contingencies .......................................................                   --                      --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized; 1,872,717 and 1,829,231  shares issued outstanding at June 30, 2002 and
  December 31, 2001, respectively ...................................................             13,190,000              12,638,000
Treausry stock, net of paid in capital; 8,421 shares outstanding
  at June 30, 2002  .................................................................               (156,000)                   --
Retained earnings ...................................................................              9,044,000               7,886,000
Accumulated other comprehensive (loss) income .......................................                122,000                  29,000
                                                                                               -------------           -------------
  Total stockholders' equity ........................................................             22,200,000              20,553,000
                                                                                               -------------           -------------
  Total liabilities and stockholders' equity ........................................          $ 300,758,000           $ 278,523,000
                                                                                               =============           =============


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ---------------------
                                                                              2002         2001
                                                                           ----------   -----------
Interest income:
  Loans ................................................................   $7,146,000   $7,323,000
  Securities held to maturity
    Taxable ............................................................      638,000      309,000
    Non-taxable ........................................................      351,000      297,000
  Securities available for sale ........................................      349,000      495,000
  Other interest-earning assets ........................................      156,000      230,000
                                                                           ----------   ----------
      Total interest income ............................................    8,640,000    8,654,000
                                                                           ----------   ----------

Interest expense:
  Deposits .............................................................    2,611,000    3,399,000
  Borrowed money .......................................................       13,000       30,000
                                                                           ----------   ----------
      Total interest expense ...........................................    2,624,000    3,429,000
                                                                           ----------   ----------

Net interest income before provision for loan losses ...................    6,016,000    5,225,000
Provision for loan losses ..............................................       70,000      220,000
                                                                           ----------   ----------
Net interest income after provision for loan losses ....................    5,946,000    5,005,000
                                                                           ----------   ----------

Noninterest income:
  Fees and service charges .............................................      859,000      651,000
  Gain on sales of mortgage loans ......................................      133,000       83,000
  Miscellaneous ........................................................      137,000      106,000
                                                                           ----------   ----------
      Total noninterest income .........................................    1,129,000      840,000
                                                                           ----------   ----------

Noninterest expenses:
  Salaries and employee benefits .......................................    2,255,000    1,961,000
  Occupancy, net .......................................................      328,000      286,000
  Equipment ............................................................      313,000      238,000
  Data processing ......................................................      332,000      272,000
  Advertising ..........................................................      137,000       48,000
  FDIC insurance premium ...............................................       21,000       19,000
  Amortization of intangible assets ....................................       23,000       24,000
  Charitable contributions .............................................      207,000      175,000
  Stationery and supplies ..............................................      116,000       95,000
  Miscellaneous ........................................................    1,091,000      873,000
                                                                           ----------   ----------
      Total noninterest expenses .......................................    4,823,000    3,991,000
                                                                           ----------   ----------

Income before income tax expense .......................................    2,252,000    1,854,000
Income tax expense .....................................................      763,000      628,000
                                                                           ----------   ----------
Net income .............................................................   $1,489,000   $1,226,000
                                                                           ==========   ==========

Basic earnings per share ...............................................   $     0.80   $     0.67
                                                                           ==========   ==========
Diluted earnings per share .............................................   $     0.80   $     0.67
                                                                           ==========   ==========

Weighted average number of common shares outstanding ...................    1,846,534    1,826,586
                                                                           ==========   ==========
Weighted average number of diluted common
  shares outstanding ...................................................    1,862,016    1,845,207
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

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          -----------------------------
                                                                                             2002              2001
                                                                                          ----------        -----------
Interest income:
  Loans ..........................................................................        $3,591,000        $3,651,000
  Securities held to maturity
    Taxable ......................................................................           337,000           154,000
    Non-taxable ..................................................................           182,000           151,000
  Securities available for sale ..................................................           177,000           233,000
  Other interest-earning assets ..................................................            87,000           165,000
                                                                                          ----------        ----------
      Total interest income ......................................................         4,374,000         4,354,000
                                                                                          ----------        ----------

Interest expense:
  Deposits .......................................................................         1,299,000         1,724,000
  Borrowed money .................................................................             7,000            14,000
                                                                                          ----------        ----------
      Total interest expense .....................................................         1,306,000         1,738,000
                                                                                          ----------        ----------

Net interest income before provision for loan losses .............................         3,068,000         2,616,000
Provision for loan losses ........................................................            30,000           115,000
                                                                                          ----------        ----------
Net interest income after provision for loan losses ..............................         3,038,000         2,501,000
                                                                                          ----------        ----------

Noninterest income:
  Fees and service charges .......................................................           427,000           341,000
  Gain on sales of mortgage loans ................................................            61,000            63,000
  Miscellaneous ..................................................................           111,000            77,000
                                                                                          ----------        ----------
      Total noninterest income ...................................................           599,000           481,000
                                                                                          ----------        ----------

Noninterest expenses:
  Salaries and employee benefits .................................................         1,120,000           996,000
  Occupancy, net .................................................................           163,000           146,000
  Equipment ......................................................................           162,000           130,000
  Data processing ................................................................           172,000           143,000
  Advertising ....................................................................            74,000            31,000
  FDIC insurance premium .........................................................            10,000            10,000
  Amortization of intangible assets ..............................................            12,000            12,000
  Charitable contributions .......................................................           112,000            85,000
  Stationery and supplies ........................................................            58,000            38,000
  Miscellaneous ..................................................................           564,000           448,000
                                                                                          ----------        ----------
      Total noninterest expenses .................................................         2,447,000         2,039,000
                                                                                          ----------        ----------

Income before income tax expense .................................................         1,190,000           943,000
Income tax expense ...............................................................           406,000           318,000
                                                                                          ----------        ----------
Net income .......................................................................        $  784,000        $  625,000
                                                                                          ==========        ==========

Basic earnings per share .........................................................        $     0.42        $     0.34
                                                                                          ==========        ==========
Diluted earnings per share .......................................................        $     0.42        $     0.34
                                                                                          ==========        ==========

Weighted average number of common shares outstanding .............................         1,854,410         1,831,318
                                                                                          ==========        ==========
Weighted average number of diluted common shares outstanding .....................         1,870,229         1,850,339
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

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ----------------------------
                                                                                          2002           2001
                                                                                      ------------    ------------
Cash flows from operating activities:
 Net income .......................................................................   $  1,489,000    $  1,226,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of premises and equipment ......................        278,000         225,000
     Amortization of premiums and accretion of discounts, net .....................        116,000          14,000
     Accretion of deferred loan fees ..............................................        (21,000)         (9,000)
     Provision for loan losses ....................................................         70,000         220,000
     Originations of mortgage loans held for sale .................................    (12,544,000)     (7,294,000)
     Proceeds from sale of mortgage loans .........................................     13,853,000       7,343,000
     Gain on sale of mortgage loans ...............................................       (133,000)        (83,000)
     Deferred income tax benefit ..................................................       (141,000)        (90,000)
     Amortization of intangibles ..................................................         23,000          24,000
     (Decrease) increase in accrued interest receivable ...........................        (85,000)         70,000
     Decrease in other assets .....................................................        137,000          95,000
     Increase in other liabilities ................................................         15,000         116,000
                                                                                      ------------    ------------
     Net cash provided by operating activities ....................................      3,057,000       1,857,000
                                                                                      ------------    ------------

Cash flows from investing activities:

 Purchase of securities available for sale ........................................     (1,997,000)       (650,000)
 Proceeds from maturities and principal repayments
 on securities available for sale .................................................        987,000       1,188,000
 Proceeds from calls and sales of securities available for sale ...................      1,403,000       3,005,000
 Purchase of securities held to maturity ..........................................    (16,428,000)     (6,807,000)
 Proceeds from maturities and principal repayments
 on securities held to maturity ...................................................      1,992,000       1,004,000
 Proceeds from call on securities held to maturity ................................      3,150,000       3,120,000
 Purchase of FHLB-NY stock ........................................................       (173,000)       (115,000)
 Net increase in loans ............................................................     (8,986,000)    (10,250,000)
 Sales of premises and equipment ..................................................         19,000            --
 Additions to premises and equipment ..............................................       (140,000)     (1,082,000)
                                                                                      ------------    ------------
     Net cash used in investing activities ........................................    (20,173,000)    (10,587,000)
                                                                                      ------------    ------------

Cash flows from financing activities:
 Net decrease in noninterest-bearing deposits .....................................      3,332,000       2,315,000
 Net increase in interest-bearing deposits ........................................     17,091,000      22,096,000
 Net increase/(decrease) in securities sold under agreements to repurchase ........        150,000        (182,000)
 Purchase of treasury stock .......................................................       (164,000)
 Cash dividends paid on common stock ..............................................       (331,000)       (277,000)
 Options exercised ................................................................        318,000          47,000
 Common stock issued under stock plans ............................................        242,000         237,000
                                                                                      ------------    ------------
     Net cash provided by financing activities ....................................     20,638,000      24,236,000
                                                                                      ------------    ------------

Net Increase in cash and cash equivalents .........................................      3,522,000      15,506,000
Cash and cash equivalents - beginning .............................................     34,074,000      13,696,000
                                                                                      ------------    ------------
Cash and cash equivalents - ending ................................................   $ 37,596,000    $ 29,202,000
                                                                                      ============    ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ...........................................   $  2,480,000    $  3,318,000
 Cash paid during the year for income taxes .......................................        844,000         675,000


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                        FOR THE PERIOD ENDED JUNE 30, 2002
                                                 -------------------------------------------------
                                                       COMMON STOCK            TREASURY STOCK
                                                    SHARES       AMOUNT       SHARES    AMOUNT
                                                 -------------------------------------------------
Balance-- December 31, 2001 .................    1,829,231   $ 12,638,000        --     $    --
Dividends Paid ..............................         --             --
Treasury Stock ..............................                                  (8,832)   (164,000)
Common stock issued under stock plans .......       13,333        234,000         411       8,000
Exercise of stock options ...................       30,153        318,000
Comprehensive income:
 Net income for the six months
  ended June 30, 2002 .......................         --             --
 Unrealized holding gains on securities
 available for sale arising during the period
 (net tax of $58,000) .......................         --             --
Total comprehensive income, net of tax ......
                                                 ---------   ------------   ---------   ---------
Balance-- June 30, 2002 .....................    1,872,717   $ 13,190,000      (8,421)  $(156,000)
                                                 =========   ============   =========   =========

                                                                ACCUMULATED
                                                                   OTHER
                                                               COMPREHENSIVE
                                                   RETAINED      INCOME,
                                                   EARNINGS        NET            TOTAL
                                                 -----------   -------------   -----------
Balance-- December 31, 2001 .................    $ 7,886,000    $ 29,000       $20,553,000
Dividends Paid ..............................       (331,000)       --            (331,000)
Treasury Stock ..............................                                     (164,000)
Common stock issued under stock plans .......           --          --             242,000
Exercise of stock options ...................                                      318,000
Comprehensive income:
 Net income for the six months
  ended June 30, 2002 .......................      1,489,000        --           1,489,000
 Unrealized holding gains on securities
  available for sale arising during the
   period (net tax of $58,000) ..............             --      93,000            93,000
Total comprehensive income, net of tax ......                                    1,582,000
                                                 -----------    --------       -----------
Balance-- June 30, 2002 .....................    $ 9,044,000    $122,000       $22,200,000
                                                 ===========    ========       ===========


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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 2002 and December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                       June 30, 2002
                                     -------------------------------------------------
                                                     Gross         Gross
                                       Amortized   Unrealized    Unrealized   Carrying
                                         Cost        Gains         Losses       Value
                                     -----------   ----------    ---------- ----------
U.S. Treasury securities .........   $   500,000   $  6,000       $  --     $   506,000
U.S. Government agencies .........     3,247,000     45,000          --       3,292,000
Obligations of state and political
 subdivisions ....................     1,050,000     31,000          --       1,081,000
Mortgage-backed securities .......     7,303,000    125,000        10,000     7,418,000
                                     -----------   --------      --------   -----------
                                     $12,100,000   $207,000       $10,000   $12,297,000
                                     ===========   ========      ========   ===========

                                                     December 31, 2001
                                     -------------------------------------------------
                                                    Gross         Gross
                                      Amortized   Unrealized    Unrealized   Carrying
                                        Cost        Gains         Losses      Value
                                     -----------   ----------   ----------  ----------
U.S. Treasury securities .........   $   500,000   $ 14,000      $   --     $   514,000
U.S. Government agencies .........     4,135,000     61,000        27,000     4,169,000
Obligations of state and political
 subdivisions ....................     1,053,000     28,000          --       1,081,000
Mortgage-backed securities .......     6,816,000     58,000        89,000     6,785,000
                                     -----------   --------      --------   -----------
                                     $12,504,000   $161,000      $116,000   $12,549,000
                                     ===========   ========      ========   ===========

NOTE 4. SECURITIES HELD TO MATURITY

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 2002 and December 31, 2001. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                     June 30, 2002
                                     -------------------------------------------------
                                                    Gross         Gross      Estimated
                                       Carrying   Unrealized    Unrealized     Fair
                                        Value       Gains         Losses       Value
                                     -----------   ----------   ----------  ----------
U.S. Treasury securities .........   $ 1,515,000   $ 27,000       $  --     $ 1,542,000
U.S. Government agencies .........    10,820,000    123,000          --      10,943,000
Obligations of state and political
 subdivisions ....................    19,655,000    551,000          --      20,206,000
Mortgage-backed securities .......    17,058,000    177,000        12,000    17,223,000
                                     -----------   --------      --------   -----------
                                     $49,048,000   $878,000       $12,000   $49,914,000
                                     ===========   ========      ========   ===========

                                                    December 31, 2001
                                     -------------------------------------------------
                                                     Gross        Gross      Estimated
                                       Carrying    Unrealized   Unrealized     Fair
                                        Value        Gains        Losses      Value
                                     -----------   ----------   ----------  ----------
U.S. Treasury securities .........   $ 1,517,000   $ 19,000      $ 19,000   $ 1,517,000
U.S. Government agencies .........     7,894,000     95,000        22,000     7,967,000
Obligations of state and political
 subdivisions ....................    16,470,000    308,000        54,000    16,724,000
Mortgage-backed securities .......    11,991,000     41,000       130,000    11,902,000
                                     -----------   --------      --------   -----------
                                     $37,872,000   $463,000      $225,000   $38,110,000
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

                                                  June 30,         December 31,
                                                    2002              2001
                                                -----------       -------------
Mortgage
  Residential .........................         $ 35,266,000      $ 36,394,000
  Commercial ..........................           77,491,000        72,262,000
Commercial ............................           35,564,000        32,871,000
Equity ................................           10,201,000         7,944,000
Installment ...........................           35,867,000        35,961,000
Other .................................              313,000           243,000
                                                ------------      ------------
  Total loans .........................          194,702,000       185,675,000
                                                ------------      ------------

Less: Deferred loan fees ..............              172,000           143,000
  Allowance for loan losses ...........            2,663,000         2,602,000
                                                ------------      ------------
                                                   2,835,000         2,745,000
                                                ------------      ------------
  Loans, net ..........................         $191,867,000      $182,930,000
                                                ============      ============

NOTE 6. ALLOWANCE FOR LOAN LOSSES


                                                    Six Months Ended June 30,
                                                    2002                2001
                                                 -----------        ------------
Balance, beginning of period .............       $ 2,602,000        $ 2,223,000
Provision charged to operations ..........            70,000            220,000
Recoveries of loans charged off ..........             9,000               --
Loans charged off ........................           (18,000)        (11,000.00)
                                                 -----------        -----------
Balance, end of period ...................       $ 2,663,000        $ 2,432,000
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

                                                       June 30,     December 31,
                                                         2002          2001
                                                       --------     ------------
Impaired loans
 With related allowance for loan losses ............   $511,000      $534,000
 Without related allowance for loan losses .........    427,000       438,000
                                                       --------      --------
Total impaired loans ...............................   $938,000      $972,000
                                                       ========      ========

Related allowance for loan losses ..................   $195,000      $205,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 15,482 and 18,621 shares for the six months ended June 30, 2002 and 2001, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2001.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2002 and 2001 was $1.6 million and $1.4 million respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Corporation adopted the provisions of SFAS No. 142 on January 1, 2002. The Corporation currently has no recorded goodwill or intangible assets with indefinited useful lives and the adoption of SFAS No. 142 did not have a significant impact on the Corporation's consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, as supplemented by the Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 and this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

FINANCIAL CONDITION

Total assets increased by $22.2 million, or 8.0%, from $278.5 million at December 31, 2001 to $300.8 million at June 30, 2002. Securities held to maturity increased $11.2 million, net loans increased $8.9 million, and cash and cash equivalents increased $3.5 million, offset by a decrease of $1.2 million in mortgage loans held for sale. The composition of the loan portfolio is basically unchanged at June 30, 2002 when compared with the portfolio at December 31, 2001.

Total deposits totaled $276.1 million at June 30, 2002, an increase of $20.4 million, or 8.0% from $255.7 million at December 31, 2001. Interest-bearing deposits increased $17.1 million, or 8.6%, to $215.2 million at June 30, 2002 and noninterest-bearing deposits increased $3.3 million, or 5.8%, to $60.9 million at June 30, 2002. The increase in deposits can be attributed to a flight to quality and liquidity as customers return to banking products from investment and stock related products.

The Corporation's main focus during the first six months was to redeploy federal funds investments into the loan and investment portfolios. The Corporation continues to enhance the product line of the bank. The debit card, introduced in November 2001, continues to be well received with consumers and management now offers a debit card specifically servicing our business customers' needs. Management also continued an analysis of the current online and bill pay product and anticipates enhancements to these systems in the third and fourth quarter of 2002. The Corporation has been working to obtain appropriate county and town approvals so that it may begin work on its eighth branch. This branch will be a full service location with drive-up and ATM drive-up facilities. Management believes that the new branch and continued growth in our product mix will continue to enhance the delivery channels being offered to existing and new customers.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002

GENERAL

The Corporation reported net income of $1.5 million, or $0.80 basic earnings per share for the six months ended June 30, 2002 compared to $1.2 million, or $0.67 basic earnings per share for the same period in 2001. The $263,000 increase was primarily caused by increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by increases in noninterest expense.

NET INTEREST INCOME

Net interest income increased $791,000, or 15.1%, for the six months ended June 30, 2002 as compared with the corresponding period in 2001. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income decreased $14,000, or 0.2%, primarily due to a decrease in the yields on interest-earning assets, offset by an increase in the average earning assets. Due to the unprecedented drop in interest rates during the last quarter of 2001 and the first quarter of 2002, yields on interest earning assets fell 123 basis points from 7.86% for the six months ended June 30, 2001 to 6.63% for the same period in 2002. The average balance on interest-earning assets increased $42.1 million, or 18.9%, from $223.4 million for the six months ended June 30, 2001 to $265.5 million for the same period in 2002, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $20.7 million to an average $194.2 million for the six months ended June 30, 2002, from an average $173.5 million for the comparable period in 2001. The Corporation also increased its investment portfolio $17.6 million to an average $57.3 million at June 30, 2002.

Interest paid on deposits and borrowed money decreased by $805,000, or 23.5%, due primarily to a decrease in cost of funds related to the general interest rate environment. The average balance of total interest-bearing deposits increased to $203.4 million for the six months ended June 30, 2002 from $168.9 million for the comparable 2001 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 4.06% for the six month period ended June 30, 2001 to 2.59% for the comparable period in 2002.

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

The provision charged to operations totaled $70,000 and $220,000 during the six months ended June 30, 2002 and 2001. The decrease in the provision was due to the current level of nonperforming loans, current balance of loan portfolio and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

NONINTEREST INCOME

Noninterest income increased $289,000, or 34.4% from $840,000 for the six months period ending June 30, 2001 to $1.1 million for the comparable period in 2002. Deposit related fees increased $208,000 due to an increase in the deposit base and income derived from the consumer debit card program. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $50,000 in the gain on sales of mortgage loans.

NONINTEREST EXPENSE

Noninterest expense increased by approximately $832,000, or 20.8%, to $4.8 million for the six months ended June 30, 2002, compared to $4.0 million for the same 2001 period. Salaries and employee benefits, the major component of noninterest expense, increased $294,000, or 15.0%, during the six months ended June 30, 2002. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $117,000, or 22.3% primarily due to the increase in our branch facilities. Data processing expense increased $60,000, or 22.1% due to the increase in our deposit base, the servicing of our consumer debit card product and the enhancements to our online banking and billpayment functions. Advertising expense increased $89,000 to provide for marketing campaigns for current product enhancements and marketing strategies. Miscellaneous expenses increased $218,000, or 25.0% due to providing the necessary support of the general growth of the Corporation.

INCOME TAXES

Income tax expense totaled $763,000 and $628,000 during the six months ended June 30, 2002 and 2001, respectively. The State of New Jersey passed changes to the corporate tax law in July 2001. The major provision affecting the Corporation is the increase of the Investment Company tax from 2.25% to 3.60%. This provision will be effective January 1, 2002. The corporation recognized the accrual adjustment during July that amounted to an increase of $6,000 for the first six months of 2002.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002

GENERAL

The Corporation reported net income of $784,000, or $0.42 basic earnings per share for the three months ended June 30, 2002 compared to $625,000, or $.34 basic earnings per share for the same period in 2001. The $159,000 increase was primarily caused by increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by increases in noninterest expense.

NET INTEREST INCOME

Net interest income increased $452,000, or 17.3%, for the three months ended June 30, 2002 as compared with the corresponding period in 2001. The increase was primarily due to an increase in average net interest-earning assets.

Total interest income increased $20,000, or 0.5%, primarily due to an increase in the average earning assets, offset by a decrease in the yields on interest-earning assets. Due to the unprecedented drop in interest rates during the fourth quarter of 2001 and the first quarter of 2002, yields on interest earning assets fell 102 basis points from 7.49% for the three months ended June 30, 2001 to 6.47% for the same period in 2002. The average balance on interest-earning assets increased $38.2 million, or 16.4%, from $233.0 million for the three months ended June 30, 2001 to $271.2 million for the same period in 2002, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $21.3 million to an average $199.5 million for the three months ended June 30, 2002, from an average $178.2 million for the comparable period in 2001. The Corporation also increased its investment portfolio $17.8 million to an average $57.7 million at June 30, 2002.

Interest paid on deposits and borrowed money decreased by $432,000, or 24.9%, due primarily to a decrease in cost of funds related to the general interest rate environment. The average balance of total interest-bearing deposits increased to $209.3 million for the three months ended June 30, 2002 from $175.4 million for the comparable 2001 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 3.97% for the period ended June 30, 2001 to 2.50% for the comparable period in 2002.

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

The provision charged to operations totaled $30,000 and $115,000 during the three months ended June 30, 2002 and 2001. The decrease in the provision was due to the current level of nonperforming loans, current balance of loan portfolio and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

NONINTEREST INCOME

Noninterest income increased $118,000, or 24.5% from $481,000 for the three months period ending June 30, 2001 to $599,000 for the comparable period in 2002. Deposit related fees increased $86,000 due to an increase in the deposit base and income derived from the consumer debit card program.

NONINTEREST EXPENSE

Noninterest expense increased by approximately $408,000, or 20.0%, to $2.4 million for the three months ended June 30, 2002, compared to $2.0 million for the same 2001 period. Salaries and employee benefits, the major component of noninterest expense, increased $124,000, or 12.4%, during the three months ended June 30, 2002. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $49,000, or 17.8% primarily due to the increase in our branch facilities. Data processing expense increased $29,000, or 20.2% due to the increase in our deposit base and to the servicing of our consumer debit card product. Miscellaneous expenses increased $116,000, or 25.9% due to the necessary support of the general growth of the Corporation.

INCOME TAXES

Income tax expense totaled $406,000 and $318,000 during the three months ended June 30, 2002 and 2001, respectively.

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

                                          06/30/02  03/31/02  12/31/01  09/30/01
                                          --------  --------  --------  --------
                                                  (Dollars in Thousands)
Nonaccrual loans: (1) ...................  $  165    $  171    $  163    $  171
Loans past due 90 days or more: (2) .....       8        23        22        19
Restructured loans: .....................     765       741       787        15
                                           ------    ------    ------    ------
Total nonperforming loans ...............  $  938    $  935    $  972    $  205
                                           ======    ======    ======    ======

Allowance for loan losses ...............  $2,663    $2,640    $2,602    $2,538
                                           ======    ======    ======    ======
Nonaccrual loans to total loans .........    0.08%     0.09%     0.09%     0.09%
Nonperforming loans to total loans ......    0.48%     0.49%     0.52%     0.01%
Nonperforming loans to total assets .....    0.31%     0.33%     0.35%     0.01%
Allowance for loan losses to total
 loans ..................................    1.37%     1.37%     1.40%     1.37%

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

There were no loans at June 30, 2002, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $3.5 million during the first six months of 2002, as operating activities and financing activities provided $3.1 million and $20.6 million, respectively offset by investing activities using $20.2 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of June 30, 2002 the Corporation's capital ratios were as follows:

                      Required  Actual  Excess
                      --------  ------  ------
Risk-based Capital
  Tier 1 .........      4.00%   10.92%   6.92%
  Total ..........      8.00%   12.17%   4.17%
Leverage Ratio ...      4.00%    7.47%   3.47%

ITEM III  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2002).

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of Stewardship Financial Corporation was held on May 7, 2002 at 7:00 P.M.. Total number of shares outstanding as of March 30, 2002 (Record Date) was 1,841,715. Total number of shares represented at the meeting was 1,385,695. The meeting was held for the purposed of considering and voting the following matters:

          ELECTION OF DIRECTORS:

          The election of three persons named below to serve as directors of the Bank for a three year term.

                                    Total Number of Shares
               Director            Voted For        Withheld
               --------            ---------        --------
          William C. Hanse ....... 1,385,695
          Margo Lane ............. 1,385,695
          Arie Leegwater ......... 1,382,205          3,490
          John L. Steen .......... 1,380,531          5,164

          AMEND THE CERTIFICATE OF INCORPORATION TO AUTHORIZE 2,500,000 SHARES OF A NEW CLASS OF "BLANK CHECK" PREFERRED STOCK.

          Total number of shares voting for were 1,193,287, against were 127,504, abstained were 2,764, and broker non-votes were 62,139.

          AMENDMENT TO THE 1995 STOCK OPTION PLAN

          Total number of shares voting for were 1,347,120, against were 23,711, and abstained were 14,863.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

          (a) Exhibits
              None
          (b) Reports
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        STEWARDSHIP FINANCIAL CORPORATION

DATE:    AUGUST 12, 2002                      BY: /s/ PAUL VAN OSTENBRIDGE
                                                 -------------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                   Officer

DATE:    AUGUST 12, 2002                      BY: /s/ JULIE E. HOLLAND
                                                 -------------------------------
                                                 Julie E. Holland
                                                 Vice President and Treasurer