Form 10QSB
period 2002-09-30
STEWARDSHIP FINANCIAL CORP
filed 2002-11-14
CIK 1023860

FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

( ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

     The number of shares outstanding of the Issuer's Common Stock, no par value, net of treasury stock outstanding, adjusted for a 5% stock dividend payable November 15, 2002, as of October 28, 2002 was 1,969,957.

Transitional Small Business Disclosure Format (Check one): Yes ___  No _X_

                        STEWARDSHIP FINANCIAL CORPORATION

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2002 (Unaudited) and December 31, 2001 .......       1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2002 and 2001 (Unaudited) ..........       2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2002 and 2001 (Unaudited) ..........       3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2002 and 2001 (Unaudited) ..........       4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended
         September 30, 2002 (Unaudited) ................................       5

         Notes to Consolidated Financial Statements (Unaudited) ........  6 - 12


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS ................................................... 11 - 20

ITEM III - CONTROLS AND PROCEDURES .....................................      20

PART II - OTHER INFORMATION
---------------------------

ITEM 1 THRU ITEM 6 ..................................................... 21 - 22

SIGNATURES .............................................................      27
----------

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2002             2001
                                                              -------------    -------------
                                                               (UNAUDITED)
ASSETS

Cash and due from banks ...................................   $  15,439,000    $  11,958,000
Other interest-earning assets .............................      20,828,000       14,166,000
Federal funds sold ........................................      10,525,000        7,950,000
                                                              -------------    -------------
      Cash and cash equivalents ...........................      46,792,000       34,074,000

Securities available for sale .............................      10,699,000       12,549,000
Securities held to maturity; estimated fair value
  of $55,105,000 (2002) and $38,110,000 (2001) ............      53,751,000       37,872,000
FHLB-NY stock, at cost ....................................       1,059,000          885,000
Loans, net of allowance for loan losses of
  of $2,693,000 (2002) and $2,602,000 (2001) ..............     201,161,000      182,930,000
Mortgage loans held for sale ..............................       1,264,000        3,239,000
Premises and equipment, net ...............................       3,546,000        3,663,000
Accrued interest receivable ...............................       1,606,000        1,508,000
Intangible assets, net of accumulated amortization of
  $475,000 (2002) and $441,000 (2001) .....................         275,000          309,000
Other assets ..............................................       1,512,000        1,494,000
                                                              -------------    -------------

      Total assets ........................................   $ 321,665,000    $ 278,523,000
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing .....................................   $  64,025,000    $  57,581,000
  Interest-bearing ........................................     231,430,000      198,103,000
                                                              -------------    -------------

      Total deposits ......................................     295,455,000      255,684,000

Securities sold under agreements to repurchase ............       1,231,000          655,000
Accrued expenses and other liabilities ....................       1,921,000        1,631,000
                                                              -------------    -------------

      Total liabilities ...................................     298,607,000      257,970,000
                                                              -------------    -------------

Commitments and contingencies .............................            --               --

STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,968,329 and 1,829,231 shares issued outstanding at
  September 30, 2002 and December 31, 2001, respectively ..     14,950,000       12,638,000
Treasury stock; 1,165 shares outstanding
  at September 30, 2002  ..................................         (30,000)            --
Retained earnings .........................................       7,979,000        7,886,000
Accumulated other comprehensive income ....................         159,000           29,000
                                                              -------------    -------------

      Total stockholders' equity ..........................      23,058,000       20,553,000
                                                              -------------    -------------

      Total liabilities and stockholders' equity ..........   $ 321,665,000    $ 278,523,000
                                                              =============    =============


See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
Interest income:
  Loans ............................................   $10,908,000   $11,107,000
  Securities held to maturity
    Taxable ........................................       998,000       521,000
    Non-taxable ....................................       534,000       447,000
  Securities available for sale ....................       496,000       710,000
  Other interest-earning assets ....................       271,000       387,000
                                                       -----------   -----------
      Total interest income ........................    13,207,000    13,172,000
                                                       -----------   -----------

Interest expense:
  Deposits .........................................     3,929,000     5,123,000
  Borrowed money ...................................        19,000        42,000
                                                       -----------   -----------
      Total interest expense .......................     3,948,000     5,165,000
                                                       -----------   -----------

Net interest income before provision for loan losses     9,259,000     8,007,000
Provision for loan losses ..........................       100,000       340,000
                                                       -----------   -----------
Net interest income after provision for loan losses      9,159,000     7,667,000
                                                       -----------   -----------

Noninterest income:
  Fees and service charges .........................     1,296,000       968,000
  Gain on sales of mortgage loans ..................       191,000       129,000
  Miscellaneous ....................................       175,000       133,000
                                                       -----------   -----------
      Total noninterest income .....................     1,662,000     1,230,000
                                                       -----------   -----------

Noninterest expenses:
  Salaries and employee benefits ...................     3,426,000     2,968,000
  Occupancy, net ...................................       491,000       440,000
  Equipment ........................................       477,000       375,000
  Data processing ..................................       498,000       411,000
  Advertising ......................................       188,000        93,000
  FDIC insurance premium ...........................        32,000        29,000
  Amortization of intangible assets ................        34,000        36,000
  Charitable contributions .........................       327,000       255,000
  Stationery and supplies ..........................       175,000       136,000
  Miscellaneous ....................................     1,631,000     1,289,000
                                                       -----------   -----------
      Total noninterest expenses ...................     7,279,000     6,032,000
                                                       -----------   -----------

Income before income tax expense ...................     3,542,000     2,865,000
Income tax expense .................................     1,217,000       972,000
                                                       -----------   -----------
Net income .........................................   $ 2,325,000   $ 1,893,000
                                                       ===========   ===========

Basic earnings per share ...........................   $      1.19   $      0.98
                                                       ===========   ===========
Diluted earnings per share .........................   $      1.18   $      0.98
                                                       ===========   ===========

Weighted average number of common shares outstanding     1,947,062     1,917,641
                                                       ===========   ===========
Weighted average number of diluted common
  shares outstanding ...............................     1,963,509     1,937,883
                                                       ===========   ===========


Share data has been restated to reflect a 5% stock dividend payable November, 2002.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Interest income:
  Loans ............................................   $3,762,000   $3,784,000
  Securities held to maturity
    Taxable ........................................      360,000      212,000
    Non-taxable ....................................      183,000      150,000
  Securities available for sale ....................      147,000      215,000
  Other interest-earning assets ....................      115,000      157,000
                                                       ----------   ----------
      Total interest income ........................    4,567,000    4,518,000
                                                       ----------   ----------

Interest expense:
  Deposits .........................................    1,318,000    1,724,000
  Borrowed money ...................................        6,000       12,000
                                                       ----------   ----------
      Total interest expense .......................    1,324,000    1,736,000
                                                       ----------   ----------

Net interest income before provision for loan losses    3,243,000    2,782,000
Provision for loan losses ..........................       30,000      120,000
                                                       ----------   ----------
Net interest income after provision for loan losses     3,213,000    2,662,000
                                                       ----------   ----------

Noninterest income:
  Fees and service charges .........................      437,000      317,000
  Gain on sales of mortgage loans ..................       58,000       46,000
  Miscellaneous ....................................       38,000       27,000
                                                       ----------   ----------
      Total noninterest income .....................      533,000      390,000
                                                       ----------   ----------

Noninterest expenses:
  Salaries and employee benefits ...................    1,171,000    1,007,000
  Occupancy, net ...................................      163,000      154,000
  Equipment ........................................      164,000      137,000
  Data processing ..................................      166,000      139,000
  Advertising ......................................       51,000       45,000
  FDIC insurance premium ...........................       11,000       10,000
  Amortization of intangible assets ................       11,000       12,000
  Charitable contributions .........................      120,000       80,000
  Stationery and supplies ..........................       59,000       41,000
  Miscellaneous ....................................      540,000      416,000
                                                       ----------   ----------
      Total noninterest expenses ...................    2,456,000    2,041,000
                                                       ----------   ----------

Income before income tax expense ...................    1,290,000    1,011,000
Income tax expense .................................      454,000      344,000
                                                       ----------   ----------
Net income .........................................   $  836,000   $  667,000
                                                       ==========   ==========

Basic earnings per share ...........................   $     0.43   $     0.35
                                                       ==========   ==========
Diluted earnings per share .........................   $     0.42   $     0.35
                                                       ==========   ==========

Weighted average number of common shares outstanding    1,963,197    1,917,099
                                                       ==========   ==========
Weighted average number of diluted common
  shares outstanding ...............................    1,979,770    1,939,229
                                                       ==========   ==========


Share data has been restated to reflect a 5% stock dividend payable November, 2002.

See notes to unaudited consolidated financial statements.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Cash flows from operating activities:
  Net income ...................................................   $  2,325,000    $  1,893,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization of premises and equipment ..        421,000         350,000
      Amortization of premiums and accretion of discounts, net .        229,000          27,000
      Accretion of deferred loan fees ..........................        (35,000)        (19,000)
      Provision for loan losses ................................        100,000         340,000
      Originations of mortgage loans held for sale .............    (16,986,000)    (10,651,000)
      Proceeds from sale of mortgage loans .....................     19,151,000      10,804,000
      Gain on sale of mortgage loans held for sale .............       (191,000)       (129,000)
      Deferred income tax benefit ..............................       (154,000)       (133,000)
      Amortization of intangibles ..............................         34,000          36,000
      (Decrease) increase in accrued interest receivable .......        (99,000)         69,000
      Decrease in other assets .................................         57,000          82,000
      Increase in other liabilities ............................        291,000          11,000
                                                                   ------------    ------------
        Net cash provided by operating activities ..............      5,143,000       2,680,000
                                                                   ------------    ------------

Cash flows from investing activities:
  Purchase of securities available for sale ....................     (3,208,000)     (2,164,000)
  Proceeds from maturities and principal repayments
    on securities available for sale ...........................      2,344,000       1,572,000
  Proceeds from calls and sales of securities available for sale      2,903,000       5,355,000
  Purchase of securities held to maturity ......................    (27,318,000)    (12,976,000)
  Proceeds from maturities and principal repayments
    on securities held to maturity .............................      4,600,000       1,761,000
  Proceeds from call on securities held to maturity ............      6,630,000       4,521,000
  Purchase of FHLB-NY stock ....................................       (173,000)       (115,000)
  Net increase in loans ........................................    (18,297,000)    (13,690,000)
  Sales of premises and equipment ..............................         19,000            --
  Additions to premises and equipment ..........................       (321,000)     (1,127,000)
                                                                   ------------    ------------
        Net cash used in investing activities ..................    (32,821,000)    (16,863,000)
                                                                   ------------    ------------

Cash flows from financing activities:
  Net increase in noninterest-bearing deposits .................      6,444,000       4,236,000
  Net increase in interest-bearing deposits ....................     33,326,000      27,513,000
  Net increase (decrease) in securities sold under agreements
    to repurchase ..............................................        576,000        (238,000)
  Purchase of treasury stock ...................................       (164,000)       (340,000)
  Cash dividends paid on common stock ..........................       (499,000)       (417,000)
  Options exercised ............................................        344,000          60,000
  Common stock issued under stock plans ........................        369,000         362,000
                                                                   ------------    ------------
        Net cash provided by financing activities ..............     40,396,000      31,176,000
                                                                   ------------    ------------

Net Increase in cash and cash equivalents ......................     12,718,000      16,993,000
Cash and cash equivalents - beginning ..........................     34,074,000      13,696,000
                                                                   ------------    ------------
Cash and cash equivalents - ending .............................   $ 46,792,000    $ 30,689,000
                                                                   ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .......................   $  3,700,000    $  5,123,000
  Cash paid during the year for income taxes ...................      1,351,000       1,089,000



See notes to unaudited consolidated financial statements.


                                          STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)


                                                               FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                           -----------------------------------------------------------------------------------------
                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                                          COMPREHENSIVE
                                                COMMON STOCK           TREASURY STOCK         RETAINED       INCOME,
                                             SHARES      AMOUNT      SHARES      AMOUNT       EARNINGS         NET         TOTAL
                                           -----------------------------------------------------------------------------------------

Balance -- December 31, 2001 ............  1,829,231  $ 12,638,000     --      $    --      $  7,886,000    $ 29,000   $ 20,553,000
Dividends Paid ..........................       --            --                                (499,000)       --         (499,000)
Treasury Stock ..........................                            (8,832)    (164,000)                                  (164,000)
5% Stock Dividend (payable
  November 15, 2002) ....................     93,730     1,734,000      (56)      (1,000)     (1,733,000)                      --
Common stock issued under stock plans ...     13,333       234,000    7,723      135,000            --          --          369,000
Exercise of stock options ...............     32,035       344,000  344,000
Comprehensive income:
  Net income for the nine months
    ended September 30, 2002 ............       --            --                               2,325,000        --        2,325,000
  Unrealized holding gains on securities
    available for sale arising during the
    period (net tax of $83,000) .........       --            --                                    --       130,000        130,000
                                                                                                                       ------------
Total comprehensive income, net of tax ..                                                                                 2,455,000

                                           ----------------------------------------------------------------------------------------
Balance -- September 30, 2002 ...........  1,968,329  $ 14,950,000   (1,165)   $ (30,000)   $  7,979,000    $159,000   $ 23,058,000
                                           ========================================================================================


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

NOTE 2. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

                STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 2002 and December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                       SEPTEMBER 30, 2002
                                     -----------------------------------------------------
                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED     CARRYING
                                        COST          GAINS         LOSSES        VALUE
                                     -----------   -----------   -----------   -----------
U.S. Government agencies .........   $ 2,453,000   $    42,000   $      --     $ 2,495,000
Obligations of state and political
  subdivisions ...................       798,000        30,000          --         828,000
Mortgage-backed securities .......     7,190,000       186,000          --       7,376,000
                                     -----------   -----------   -----------   -----------
                                     $10,441,000   $   258,000   $      --     $10,699,000
                                     ===========   ===========   ===========   ===========

                                                       DECEMBER 31, 2002
                                     -----------------------------------------------------
                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED     CARRYING
                                        COST          GAINS         LOSSES        VALUE
                                     -----------   -----------   -----------   -----------
U.S. Treasury securities .........   $   500,000   $    14,000   $      --     $   514,000
U.S. Government agencies .........     4,135,000        61,000        27,000     4,169,000
Obligations of state and political
  subdivisions ...................     1,053,000        28,000          --       1,081,000
Mortgage-backed securities .......     6,816,000        58,000        89,000     6,785,000
                                     -----------   -----------   -----------   -----------
                                     $12,504,000   $   161,000   $   116,000   $12,549,000
                                     ===========   ===========   ===========   ===========

NOTE 4. SECURITIES HELD TO MATURITY

The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 2002 and December 31, 2001. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                       SEPTEMBER 30, 2002
                                     -----------------------------------------------------
                                                      GROSS         GROSS        ESTIMATED
                                      CARRYING      UNREALIZED    UNREALIZED       FAIR
                                        VALUE         GAINS         LOSSES        VALUE
                                     -----------   -----------   -----------   -----------
U.S. Treasury securities .........   $ 1,515,000   $    75,000   $      --     $ 1,590,000
U.S. Government agencies .........    12,119,000       150,000          --      12,269,000
Obligations of state and political
  subdivisions ...................    19,373,000       790,000          --      20,163,000
Mortgage-backed securities .......    20,744,000       357,000        18,000    21,083,000
                                     -----------   -----------   -----------   -----------
                                     $53,751,000   $ 1,372,000   $    18,000   $55,105,000
                                     ===========   ===========   ===========   ===========

                                                       DECEMBER 31, 2001
                                     -----------------------------------------------------
                                                      GROSS         GROSS        ESTIMATED
                                      CARRYING      UNREALIZED    UNREALIZED       FAIR
                                        VALUE         GAINS         LOSSES        VALUE
                                     -----------   -----------   -----------   -----------

U.S. Treasury securities .........   $ 1,517,000   $    19,000   $    19,000   $ 1,517,000
U.S. Government agencies .........     7,894,000        95,000        22,000     7,967,000
Obligations of state and political
  subdivisions ...................    16,470,000       308,000        54,000    16,724,000
Mortgage-backed securities .......    11,991,000        41,000       130,000    11,902,000
                                     -----------   -----------   -----------   -----------
                                     $37,872,000   $   463,000   $   225,000   $38,110,000
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

                                  SEPTEMBER 30,  DECEMBER 31,
                                      2002           2001
                                  ------------   ------------
Mortgage
  Residential .................   $ 36,743,000   $ 36,394,000
  Commercial ..................     83,979,000     72,262,000
Commercial ....................     36,723,000     32,871,000
Equity ........................     11,134,000      7,944,000
Installment ...................     34,946,000     35,961,000
Other .........................        524,000        243,000
                                  ------------   ------------
      Total loans .............    204,049,000    185,675,000
                                  ------------   ------------

Less: Deferred loan fees ......        195,000        143,000
      Allowance for loan losses      2,693,000      2,602,000
                                  ------------   ------------
                                     2,888,000      2,745,000
                                  ------------   ------------

      Loans, net ..............   $201,161,000   $182,930,000
                                  ============   ============

NOTE 6. ALLOWANCE FOR LOAN LOSSES

                                NINE MONTHS ENDED SEPTEMBER 30,
                                     2002           2001
                                  -----------    -----------

Balance, beginning of period ..   $ 2,602,000    $ 2,223,000
Provision charged to operations       100,000        340,000
Recoveries of loans charged off         9,000          5,000
Loans charged off .............       (18,000)       (30,000)
                                  -----------    -----------

Balance, end of period ........   $ 2,693,000    $ 2,538,000
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

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2002           2001
                                              ----------     ----------
Impaired loans
  With related allowance for loan losses ..   $  808,000     $  534,000
  Without related allowance for loan losses      212,000        438,000
                                              ----------     ----------
Total impaired loans ......................   $1,020,000     $  972,000
                                              ==========     ==========

Related allowance for loan losses .........   $  239,000     $  205,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 16,447 and 20,242 shares for the nine months ended September 30, 2002 and 2001, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend payable November 15, 2002.

NOTE 9. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2002 and 2001 was $2.5 million and $2.2 million respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains on securities available for sale during the applicable period of time.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 142

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

The Corporation adopted the provisions of SFAS No. 142 on January 1, 2002. The Corporation currently has no recorded goodwill or intangible assets with indefinite useful lives and the adoption of SFAS No. 142 did not have a significant impact on the Corporation's consolidated financial statements.

SFAS NO. 143

In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Corporation is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Corporation does not anticipate that SFAS No. 143 will significantly impact the Corporation's consolidated financial statements.

SFAS NO. 144

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for the fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Corporation's consolidated financial statements.

SFAS NO. 145

In April, 2002 the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). The statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carrier" as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145 gains and losses from the extinguishment of debt are to be classified as a component of operating income, rather than as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Corporation's consolidated financial statements.

SFAS NO. 146

In July, 2002, the FASB issued SFAS No. 146, "Accounting of Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS NO. 147

In October, 2002, the FASB issued SFAS No. 147, " Acquisitions of Certain Financial Institutions - an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, as supplemented by the Corporation's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

FINANCIAL CONDITION

Total assets increased by $43.1 million, or 15.5%, from $278.5 million at December 31, 2001 to $321.7 million at September 30, 2002. Net loans increased $18.2 million, Securities held to maturity increased $15.9 million, and cash and cash equivalents increased $12.7 million, offset by a decrease of $2.0 million in mortgage loans held for sale and $1.9 million in securities available for sale. The composition of the loan portfolio is basically unchanged at September 30, 2002 when compared with the portfolio at December 31, 2001.

Total deposits totaled $295.5 million at September 30, 2002, an increase of $39.8 million, or 15.6% from $255.7 million at December 31, 2001. Interest-bearing deposits increased $33.3 million, or 16.8%, to $231.4 million at September 30, 2002 and noninterest-bearing deposits increased $6.4 million, or 11.2%, to $64.0 million at September 30, 2002. The increase in deposits can be attributed to a flight to quality and liquidity as customers return to banking products from investment and stock related products.

The Corporation's main focus during the first nine months was to redeploy federal funds investments into the loan and investment portfolios. The Corporation continues to enhance the product line of the bank. The debit card, introduced in November 2001, continues to be well received with consumers and management now offers a debit card specifically servicing our business customers' needs. On October 31, 2002, Management successfully converted its online banking and bill payment product to another service provider and anticipates the enhancements to these systems to improve customer use of the products. The Corporation also opened its eighth branch on November 2, 2002. This branch, located in Hawthorne will be a full service location with drive-up and ATM drive-up facilities. Management believes that the new branch and continued growth in our product mix will continue to enhance the delivery channels being offered to existing and new customers.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

General

The Corporation reported net income of $2.3 million, or $1.19 basic earnings per share for the nine months ended September 30, 2002 compared to $1.9 million, or $0.98 basic earnings per share for the same period in 2001. The $432,000 increase was primarily caused by increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by increases in noninterest expense.

Net interest income

Net interest income increased $1.3 million, or 15.6%, for the nine months ended September 30, 2002 as compared with the corresponding period in 2001. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income increased $35,000, or 0.3%, primarily due to a decrease in the yields on interest-earning assets, offset by an increase in the average earning assets. Due to the unprecedented drop in interest rates during the last quarter of 2001 and the first quarter of 2002, yields on interest earning assets fell 117 basis points from 7.72% for the nine months ended September 30, 2001 to 6.55% for the same period in 2002. The average balance on interest-earning assets increased $43.6 million, or 19.0%, from $229.6 million for the nine months ended September 30, 2001 to $273.3 million for the same period in 2002, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $19.9 million to an average $197.4 million for the nine months ended September 30, 2002, from an average $177.4 million for the comparable period in 2001. The Corporation also increased its investment portfolio $18.7 million to an average $59.5 million at September 30, 2002.

Interest paid on deposits and borrowed money decreased by $1.2 million, or 23.6%, due primarily to a decrease in cost of funds related to the general interest rate environment. The average balance of total interest-bearing deposits increased to $209.7 million for the nine months ended September 30, 2002 from $174.1 million for the comparable 2001 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 3.94% for the nine month period ended September 30, 2001 to 2.51% for the comparable period in 2002.

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

The provision charged to operations totaled $100,000 and $340,000 during the nine months ended September 30, 2002 and 2001. The decrease in the provision was due to the current level of nonperforming loans, the current balance of loan portfolio and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $432,000, or 35.1% from $1.2 million for the nine months period ending September 30, 2001 to $1.7 million for the comparable period in 2002. Deposit related fees increased $328,000 due to an increase in the deposit base and income derived from the consumer debit card program. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $62,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $1.2 million, or 20.7%, to $7.3 million for the nine months ended September 30, 2002, compared to $6.0 million for the same 2001 period. Salaries and employee benefits, the major component of noninterest expense, increased $458,000, or 15.4%, during the nine months ended September 30, 2002. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $153,000, or 18.8% primarily due to the increase in our branch facilities. Data processing expense increased $87,000, or 21.2% due to the increase in our deposit base, the servicing of our consumer debit card product and the enhancements to our online banking and bill payment functions. Advertising expense increased $95,000 to provide for marketing campaigns for current product enhancements and marketing strategies. Miscellaneous expenses increased $342,000, or 26.5% due to providing the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $1.2 million for the nine months ended September 30, 2002, for an effective tax rate of 34.4%. For the nine months ended September 30, 2001, income tax expense totaled $1.0 million, for an effective tax rate of 33.9%. The State of New Jersey passed changes to the corporate tax law in July 2001. The major provision affecting the Corporation was the increase of the Investment Company tax from 2.25% to 3.60%. This provision was made effective January 1, 2002. The corporation recognized the accrual adjustment during July, 2002 that amounted to an increase of $6,000 for the first six months of 2002.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

General

The Corporation reported net income of $836,000, or $0.43 basic earnings per share for the three months ended September 30, 2002 compared to $667,000, or $.35 basic earnings per share for the same period in 2001. The $169,000 increase was primarily caused by increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by increases in noninterest expense.


Net interest income

Net interest income increased $461,000, or 16.6%, for the three months ended September 30, 2002 as compared with the corresponding period in 2001. The increase was primarily due to an increase in average net interest-earning assets.

Total interest income increased $49,000, or 1.1%, primarily due to an increase in the average earning assets, offset by a decrease in the yields on interest-earning assets. Due to the unprecedented drop in interest rates during the fourth quarter of 2001 and the first quarter of 2002, yields on interest earning assets fell 112 basis points from 7.32% for the three months ended September 30, 2001 to 6.21% for the same period in 2002. The average balance on interest-earning assets increased $47.2 million, or 19.3%, from $244.8 million for the three months ended September 30, 2001 to $292.0 million for the same period in 2002, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed net loans on average to increase $18.6 million to an average $206.3 million for the three months ended September 30, 2002, from an average $187.7 million for the comparable period in 2001. The Corporation also increased its investment portfolio $21.5 million to an average $64.7 million at September 30, 2002.

Interest paid on deposits and borrowed money decreased by $412,000, or 23.7%, due primarily to a decrease in cost of funds related to the general interest rate environment. The average balance of total interest-bearing deposits increased to $223.0 million for the three months ended September 30, 2002 from $185.4 million for the comparable 2001 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality. Yields on deposits and borrowed money decreased from 3.71% for the period ended September 30, 2001 to 2.36% for the comparable period in 2002.

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

The provision charged to operations totaled $30,000 and $120,000 during the three months ended September 30, 2002 and 2001. The decrease in the provision was due to the current level of nonperforming loans, current balance of loan portfolio and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $143,000, or 36.7% from $390,000 for the three months period ending September 30, 2001 to $533,000 for the comparable period in 2002. Deposit related fees increased $120,000 due to an increase in the deposit base and income derived from the consumer debit card program.

Noninterest expense

Noninterest expense increased by approximately $415,000, or 20.3%, to $2.5 million for the three months ended September 30, 2002, compared to $2.0 million for the same 2001 period. Salaries and employee benefits, the major component of noninterest expense, increased $164,000, or 16.3%, during the three months ended September 30, 2002. This increase was due to increases in staffing in the deposit, accounting, and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $36,000, or 12.4% primarily due to the increase in our branch facilities. Data processing expense increased $27,000, or 19.4% due to the increase in our deposit base and to the servicing of our consumer debit card product. Miscellaneous expenses increased $124,000, or 29.8% due to the necessary support of the general growth of the Corporation.

Income taxes

Income tax expense totaled $454,000 and $344,000 during the three months ended September 30, 2002 and 2001, respectively. The effective tax rate was 35.2% and 34.0% for the three month period ended September 30, 2002 and 2001, respectively. The increase in the effective tax rate was due primarily to the changes in the tax law for the State of New Jersey.

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

                                          09/30/02  06/30/02  03/31/02  12/31/01
                                          --------  --------  --------  --------
                                                  (Dollars in Thousands)
Nonaccrual loans: (1) ..................   $  231    $  165    $  171    $  163
Loans past due 90 days or more: (2) ....       20         8        23        22
Restructured loans: ....................      769       765       741       787
                                           ------    ------    ------    ------
    Total nonperforming loans ..........   $1,020    $  938    $  935    $  972
                                           ======    ======    ======    ======

Allowance for loan losses ..............   $2,693    $2,663    $2,640    $2,602
                                           ======    ======    ======    ======
Nonaccrual loans to total loans ........     0.11%     0.08%     0.09%     0.09%
Nonperforming loans to total loans .....     0.50%     0.48%     0.49%     0.52%
Nonperforming loans to total assets ....     0.32%     0.31%     0.33%     0.35%
Allowance for loan losses to total loans     1.32%     1.37%     1.37%     1.40%

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

There were no loans at September 30, 2002, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash and cash equivalents increased $12.7 million during the first nine months of 2002, as operating activities and financing activities provided $5.1 million and $40.4 million, respectively offset by investing activities using $32.8 million.

Liquidity management is a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds.

As of September 30, 2002 the Corporation's capital ratios were as follows:

                       REQUIRED   ACTUAL   EXCESS
                       --------   ------   ------
Risk-based Capital
  Tier 1 ............    4.00%    10.69%    6.69%
  Total .............    8.00%    11.94%    3.94%
  Leverage Ratio ....    4.00%     7.32%    3.32%


ITEM III CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Corporation's chief executive officer and principal accounting officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                        STEWARDSHIP FINANCIAL CORPORATION
                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K
          (a) Exhibits

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
3(i)                      Certificate of Incorporation of the Corporation (1)
3(ii)                     By-laws of the Corporation (1)
10(i)                     1995 Incentive Stock Option Plan (1)
10(ii)                    1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)                   1995 Employee Stock Purchase Plan (2)
10(iv)                    Stock Bonus Plan (2)
10(v)                     Stewardship Financial Corporation Dividend
                            Reinvestment Plan (3)
10(vi)                    Stewardship Financial Corporation Director Stock
                            Plan (4)
10(vii)                   Amended and Restated 1995 Stock Option Plan (5)
10(viii)                  Amended and Restated Director Stock Plan (5)
10(ix)                    Dividend Reinvestment Plan (6)
21                        Subsidiaries (1)

----------------

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

(5) Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation's Annual Report on Form 10-KSB, filed March 31, 1999.

(6) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

          (b) Reports on Form 8-K

On September 20, 2002, the Corporation filed a current report on Form 8-K reporting that during the year ended December 31, 2001, the Corporation paid $198,000 to Arie Leegwater Associates, a construction company for services rendered in connection with general maintenance of the Corporation's branch offices and the construction of its Pequannock branch. Arie Leegwater, the managing member of Arie Leegwater Associates, is Chairman of the Board of Directors of the Corporation.

On August 14, 2002, the Corporation filed a current report on Form 8-K reporting that the Corporation submitted to the Securities and Exchange Commission the certification of the Corporation's report on Form 10-QSB for the quarter ended June 30, 2002 by its chief executive officer and principal accounting officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        STEWARDSHIP FINANCIAL CORPORATION


DATE: NOVEMBER 14, 2002                        BY: /s/ PAUL VAN OSTENBRIDGE
      -----------------                            -----------------------------
                                                   Paul Van Ostenbridge
                                                   President and Chief Executive
                                                   Officer


DATE: NOVEMBER 14, 2002                        BY: /s/ JULIE E. HOLLAND
      -----------------                            -----------------------------
                                                   Julie E. Holland
                                                   Vice President and Treasurer

                       CERTIFICATION OF QUARTERLY REPORT


     I, Paul Van Ostenbridge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stewardship Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                        /S/ PAUL VAN OSTENBRIDGE
                                                --------------------------------
                                                Name:  Paul Van Ostenbridge
                                                Title: President and Chief
                                                       Executive Officer

                       CERTIFICATION OF QUARTERLY REPORT


     I, Julie E. Holland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stewardship Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                        /S/ JULIE E. HOLLAND
                                                --------------------------------
                                                Name:  Julie E. Holland
                                                Title: Vice President and
                                                       Treasurer