Form 10KSB
STEWARDSHIP FINANCIAL CORP
filed 2003-03-28
CIK 1023860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:


                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes (X)   No ( )


Check whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X )

For the fiscal year ended December 31, 2002, the issuer had total revenues of $20,029,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer, as of March 6, 2003 was $28,248,069.

The number of shares outstanding of the issuer's Common Stock, no par value, as of March 6, 2003 was 1,983,236.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

      Transitional Small Business Disclosure Format (check one):

      Yes | |  No       |X|

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

      The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, leased space at 666 Godwin Avenue, Midland Park, New Jersey, and its seven branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 311 Valley Road, Wayne, New Jersey, 249 Newark Pompton Turnpike, Pequannock, New Jersey and 1111 Goffle Road, Hawthorne, New Jersey. The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite branch in the Christian Health Care Center, Wyckoff, New Jersey. The Bank offers online banking and bill paying services through its website and provides a MasterMoney Debit Card to both consumers and businesses.

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

Service Area

      The Corporation's service area primarily consists of the Bergen, Passaic and Morris County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and seven existing branch offices in Hawthorne, Ridgewood, Waldwick, Wayne and Pequannock, New Jersey.

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

Employees

      At December 31, 2002, the Corporation employed 90 full-time employees and 13 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.


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

Regulation of the Corporation

      BANK HOLDING COMPANY ACT. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to the regulation and supervision of the FRB. The Corporation is required to file with the FRB annual reports and other information that may be required by the FRB.

      The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any merger, acquisition or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served.

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

      FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("FSMA"). The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company ("FHC") under the BHCA. A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized, well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"). An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and "complementary" financial activities.

      To insure consistency in the treatment of banks and other financial institutions, FSMA reorganizes regulatory authority of federal agencies over securities and investment activities.

      In the area of insurance, FSMA designates the insurance products that banks and subsidiaries may provide, prohibits national banks from underwriting or selling title insurance if they did not actively conduct those activities before FSMA and permits national banks to sell title insurance in states where state banks are specifically authorized to do so. FSMA requires Federal banking agencies to prescribe consumer protection regulations for insurance sales by banks. FSMA preempts state laws that interfere with affiliations between banks and insurance companies. It also initiates a process for creating a uniformity in licensing of insurance agents on a national level.

      FSMA also reinforces the barrier separating banking from general commerce by preventing organizations from applying to the Office of Thrift Supervision to form a unitary holding company after May 4, 1999. All existing unitaries can continue to operate, regardless of current ownership but these unitaries can only be sold to financial companies.

      In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FSMA also contained a number of privacy requirements with which banks and other financial institutions must comply. Under the FSMA, all financial institutions must adopt a privacy policy and make its policy known to those who become new customers and provide annual disclosure of its policy to all of its customers. The Bank had to provide initial privacy notices to all existing customers by July 1, 2001. Prior to disclosing a consumers' nonpublic personal information (not covered by an exception) with nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity to opt out of having information shared. The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer or consumer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the institution who happens also to be an employee of a nonaffiliated third party.

      The FSMA also requires the issuance of regulations establishing standards governing the administrative, technical and physical safeguards of customer information. By July 1, 2001, all financial institutions had to have an information security program. Institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks, implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information and internal or external threats to information security.

      Additional proposals to change the regulations and laws governing the banking and financial services industry are frequently introduced in the state legislatures, before various banking regulatory agencies, and in Congress. The likelihood and timing of any such changes and the impact of such changes might have on the Corporation cannot be determined at this time.

Regulation of the Bank

      As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision and control of the Department. As a FDIC-insured institution, the Bank is subject to regulation, supervision and control by the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

      INSURANCE OF DEPOSITS. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based assessment system for all insured depository institutions. Under this system, the FDIC has established an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulatory agency. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.

      DIVIDEND RIGHTS. Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

      BIF PREMIUMS AND THE RECAPITALIZATION OF SAIF. The Bank is a member of the BIF of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("OAKAR"). On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one-time special assessment. The Deposit Act was designed to lead to an equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and to separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay FICO bonds until January 1, 2000, at which time the assessment became equal. During 2002 a FICO rate of approximately 1.75 basis points was charged on BIF and SAIF deposits.

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

Item 2.  Description of Property

      The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, a lending office located at 666 Godwin Avenue, Midland Park, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2002.

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

306 Ramapo Valley Road                  Leased                  11/30/13
Oakland, New Jersey


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

      No matters were submitted for a vote of the corporation's shareholders during the fourth quarter of the fiscal year ended December 31, 2002 ("fiscal 2002").

                                     Part II


Item 5  -  Market for Common Equity and Related Stockholder Matters

Market Price

         Commencing in November 1997, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol "SSFN".

         The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the Over-the-Counter Bulletin Board for the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2001 and November, 2002.


                                                 Bid
                                      ------------------------
                                                                        Cash
                                        High             Low          Dividend
                                      ------            ------        --------
Year Ended December 31, 2002
Fourth quarter                        $18.90            $17.67         $0.09
Third quarter                          18.30             16.88          0.09
Second quarter                         17.83             16.05          0.08
First quarter                          18.33             15.47          0.08

Year Ended December 31, 2001
Fourth quarter                        $18.57            $15.71         $0.08
Third quarter                          16.95             14.53          0.07
Second quarter                         17.09             12.93          0.07
First quarter                          15.59             13.41          0.07


Approximate Number of Holders of Common Stock

      As of March 6 , 2003, there were approximately 801 holders of record of the Corporation's Common Stock.

Dividends

      The Corporation may pay dividends as declared from time to time by the Corporation's Board of Directors out of funds legally available therefor, subject to certain restrictions. Since dividends from the Bank will be the Corporation's main source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Corporation's ability to pay dividends. Under the Banking Act, no cash dividend may be paid by the Bank unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatory imposed minimums.

      During fiscal 2002, the Corporation paid quarterly cash dividends totaling $0.34 per share for an annual dividend payout ratio of 21.4%. During the fiscal year ended December 31, 2001, the Corporation paid quarterly cash dividends totaling $0.29 per share for an annual dividend payout ratio of 21.8%.

Item 6  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

      The information required by this item is incorporated by reference from page A-2 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 7  -  Financial Statements

      The information required by this item is incorporated by reference from page A-18 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"


Item 8  -  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

      None.


                                    Part III


Item 9  -  Directors and Executive Officers of the Corporation; Compliance
              with Section 16(a) of the Exchange Act

      Information concerning directors and executive officers of the Corporation is incorporated herein by reference to the definitive Proxy Statement for the Corporation's 2003 Annual Meeting of Shareholders (the "Proxy Statement"). It is expected that the Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

      Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the Proxy Statement.

Item 10  -  Executive Compensation

      Information concerning executive compensation is incorporated herein by reference to the Proxy Statement.

Item 11  -  Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

Item 12 -  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

Item 13 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Exhibits

Exhibit
Number                         Description of Exhibits
------                         -----------------------

3(i)          Certificate of Incorporation of the Corporation (1)
3(ii)         Bylaws of the Corporation (1)
10(i)*        1995 Incentive Stock Option Plan (1)
10(ii)*       1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)*      1995 Employee Stock Purchase Plan (2)
10 (iv)*      Stock Bonus Plan (2)
10 (v)        Stewardship Financial Corporation Dividend Reinvestment Plan (3)
10 (vi)*      Stewardship Financial Corporation Director Stock Plan (4)
10(vii)*      Amended and Restated 1995 Stock Option Plan (5)
10(viii)*     Amended and Restated Director Stock Plan (5)
10(ix)        Dividend Reinvestment Plan (6)
10(x)         2001 Stock Option Plan for Non-Employee Directors (7)
13            Annual Report to Shareholders for the year ended December 31,
              2002, pages A-1 through A-40
21            Subsidiaries of the Registrant (1)
23            Consent of KPMG LLP
99(i)         Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
              2002
----------
(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation's
      Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(2) Incorporated by reference from Exhibits 4(c) and 4(d) from the Corporation's Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(3) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-8, Registration No. 333-31245, filed July 14, 1997.

(5) Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation's Annual Report on Form 10-KSB, filed March 31, 1999.

(6) Incorporated by reference from Exhibit 4(a) from the Corporation's Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

(7)   Incorporated by reference from Exhibit B from the Corporation's
      Proxy Statement for the 2001 Annual Meeting of Shareholders, filed April 5, 2001.

      (b)   Reports on Form 8-K

            None.

Item 14 - Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b)   Changes in internal controls

      There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           STEWARDSHIP FINANCIAL CORPORATION


                                           By: /s/  Paul Van Ostenbridge
                                               ---------------------------------
                                                      Paul Van Ostenbridge
                                                      Chief Executive Officer
                                                      Dated:  March 18, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Name                                      Title                                Date
                  ----                                      -----                                ----
/s/  Paul Van Ostenbridge                   President, Chief Executive Officer         March 18, 2003
------------------------------------        and Director
Paul Van Ostenbridge


/s/  Julie E. Holland                       Vice President and Treasurer               March 18, 2003
------------------------------------        (Principal Financial Officer)
Julie E. Holland


/s/  William Almroth                        Director                                   March 18, 2003
------------------------
William Almroth


/s/  Harold Dyer                            Director                                   March 18, 2003
------------------------------------
Harold Dyer


/s/  William Hanse                          Director                                   March 18, 2003
------------------------------------
William Hanse


/s/  Margo Lane                             Director                                   March 18, 2003
------------------------------------
Margo Lane


/s/  Arie Leegwater                         Chairman of the Board                      March 18, 2003
------------------------------------        and Director
Arie Leegwater


/s/  John L. Steen                          Vice Chairman of the                       March 18, 2003
------------------------------------        Board and Director
John L. Steen


/s/  Robert Turner                          Secretary and Director                     March 18, 2003
-------------------------------------
Robert Turner


/s/  William J. VanderEems                  Director                                   March 18, 2003
------------------------------------
William J. VanderEems


/s/   Abe Van Wingerden                     Director                                   March 18, 2003
---------------------------------------
Abe Van Wingerden

                         Certification of Annual Report


      I, Paul Van Ostenbridge, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stewardship Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003                      /s/ Paul Van Ostenbridge
                                           -------------------------------------
                                           Paul Van Ostenbridge
                                           President and Chief Executive Officer

                         Certification of Annual Report


         I, Julie Holland, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stewardship Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003                      /s/ Julie Holland
                                           -------------------------------------
                                           Julie Holland
                                           Vice President and Treasurer