Form 10-Q
period 2003-03-31
STEWARDSHIP FINANCIAL CORP
filed 2003-05-13
CIK 1023860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

    [Mark One]
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

(_) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ----------------------

                         Commission file number 0-21855


                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New   Jersey                                         22-3351447
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


630 Godwin Avenue, Midland Park,  NJ                                  07432
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (201) 444-7100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [_]


Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]      No [X]

The number of shares outstanding of the Issuer's Common Stock, no par value, as of May 5, 2003 was 1,991,674.

                        Stewardship Financial Corporation

                                      INDEX



                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION
---------------------------------------------

ITEM 1  -  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2003 (Unaudited) and December 31, 2002.............1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2003 and 2002 (Unaudited)................2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2003 and 2002 (Unaudited)................3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended
         March 31, 2003 and 2002 (Unaudited).............................4

         Notes to Consolidated Financial Statements (Unaudited)..........5-10


ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.............................................11-18

ITEM 3   -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....16

ITEM 4   -  CONTROLS AND PROCEDURES......................................18

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..................................19

SIGNATURES...............................................................20-24
----------

PART I- CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition



                                                                 March 31,       December 31,
                                                                   2003              2002
                                                             ----------------------------------
                                                               (Unaudited)
Assets

Cash and due from banks                                      $     6,465,000   $    14,039,000
Other interest-earning assets                                     11,068,000         9,854,000
Federal funds sold                                                12,025,000         9,525,000
                                                             ----------------------------------
       Cash and cash equivalents                                  29,558,000        33,418,000


Securities available for sale                                      8,586,000        12,812,000
Securities held to maturity; estimated fair value
    of $ 61,827,000 (2003) and $62,273,000 (2002)                 60,439,000        60,887,000
FHLB-NY stock, at cost                                             1,059,000         1,059,000
Loans, net of allowance for loan losses of
    of $ 2,788,000 (2003) and $2,689,000 (2002)                  228,470,000       213,579,000
Mortgage loans held for sale                                       2,773,000         2,099,000
Premises and equipment, net                                        3,479,000         3,733,000
Accrued interest receivable                                        1,655,000         1,640,000
Intangible assets, net of accumulated amortization of
    $497,000 (2003) and $486,000 (2002)                              253,000           264,000
Other assets                                                       1,713,000         1,596,000
                                                             ----------------------------------

       Total assets                                          $   337,985,000   $   331,087,000
                                                             ==================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                      $    62,636,000   $    69,344,000
    Interest-bearing                                             244,652,000       233,391,000
                                                             ----------------------------------

        Total deposits                                           307,288,000       302,735,000

Securities sold under agreements to repurchase                     4,045,000         2,435,000
Accrued expenses and other liabilities                             2,014,000         2,100,000
                                                             ----------------------------------

        Total liabilities                                        313,347,000       307,270,000
                                                             ----------------------------------

Commitments and contingencies                                              -                 -

Stockholders' equity
Common stock, no par value; 5,000,000 shares authorized;
     1,983,531 and 1,975,437 shares issued outstanding at
     March 31, 2003 and December 31, 2002, respectively           15,283,000        15,058,000
Retained earnings                                                  9,256,000         8,600,000
Accumulated other comprehensive income                                99,000           159,000
                                                             ----------------------------------

        Total stockholders' equity                                24,638,000        23,817,000
                                                             ----------------------------------

        Total liabilities and stockholders' equity           $   337,985,000   $   331,087,000
                                                             ==================================


See notes to unaudited consolidated financial statements.

                       Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                             ----------------------------------
                                                                   2003              2002
                                                             ----------------------------------
Interest income:
     Loans                                                   $     3,882,000   $     3,555,000
     Securities held to maturity
       Taxable                                                       395,000           301,000
       Non-taxable                                                   178,000           169,000
     Securities available for sale                                   103,000           172,000
     Other interest-earning assets                                    46,000            69,000
                                                             ----------------------------------
          Total interest income                                    4,604,000         4,266,000
                                                             ----------------------------------

Interest expense:
     Deposits                                                      1,167,000         1,312,000
     Borrowed money                                                   13,000             6,000
                                                             ----------------------------------
          Total interest expense                                   1,180,000         1,318,000
                                                             ----------------------------------

Net interest income before provision for loan losses               3,424,000         2,948,000
Provision for loan losses                                            115,000            40,000
                                                             ----------------------------------
Net interest income after provision for loan losses                3,309,000         2,908,000
                                                             ----------------------------------

Noninterest income:
     Fees and service charges                                        485,000           432,000
     Gain on sales of mortgage loans                                  96,000            72,000
     Miscellaneous                                                   115,000            26,000
                                                             ----------------------------------
           Total noninterest income                                  696,000           530,000
                                                             ----------------------------------

Noninterest expenses:
     Salaries and employee benefits                                1,287,000         1,135,000
     Occupancy, net                                                  183,000           165,000
     Equipment                                                       179,000           151,000
     Data processing                                                 210,000           160,000
     Advertising                                                      54,000            63,000
     FDIC insurance premium                                           12,000            11,000
     Amortization of intangible assets                                11,000            11,000
     Charitable contributions                                        117,000            95,000
     Stationery and supplies                                          43,000            58,000
     Miscellaneous                                                   598,000           527,000
                                                             ----------------------------------
          Total noninterest expenses                               2,694,000         2,376,000
                                                             ----------------------------------

Income before income tax expense                                   1,311,000         1,062,000
Income tax expense                                                   458,000           357,000
                                                             ----------------------------------
Net income                                                   $       853,000   $       705,000
                                                             ==================================

Basic earnings per share                                               $0.43             $0.36
                                                             ==================================
Diluted earnings per share                                             $0.43             $0.36
                                                             ==================================

Weighted average number of common shares outstanding               1,980,497         1,930,055
                                                             ==================================
Weighted average number of diluted common
     shares outstanding                                            1,998,807         1,953,847
                                                             ==================================


Share data has been restated to reflect a 5% stock dividend paid November, 2002.

See notes to unaudited consolidated financial statements.



                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                           2003          2002
                                                                      ----------------------------
Cash flows from operating activities:
     Net income                                                       $    853,000    $    705,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment           166,000         139,000
         Amortization of premiums and accretion of discounts, net          197,000          42,000
         Accretion of deferred loan fees                                   (20,000)        (11,000)
         Provision for loan losses                                         115,000          40,000
         Originations of mortgage loans held for sale                   (8,941,000)     (5,613,000)
         Proceeds from sale of mortgage loans                            8,363,000       7,326,000
         Gain on sale of mortgage loans held for sale                      (96,000)        (72,000)
         Gain on sale of fixed assets                                      (54,000)           --
         Gain on sale of securities available for sale                     (27,000)           --
         Deferred income tax benefit                                       (77,000)       (115,000)
         Amortization of intangibles                                        11,000          11,000
         Increase in accrued interest receivable                           (16,000)        (49,000)
         Decrease (increase) in other assets                                82,000         (47,000)
        (Decrease)increase in other liabilities                            (85,000)        253,000
                                                                      ----------------------------
             Net cash provided by operating activities                     471,000       2,609,000
                                                                      ----------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                                --          (754,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                 1,369,000         507,000
     Proceeds from calls and sales of securities available for sale      2,756,000            --
     Purchase of securities held to maturity                            (9,857,000)     (3,597,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                   4,313,000       1,142,000
     Proceeds from call on securities held to maturity                   5,825,000         500,000
     Purchase of FHLB-NY stock                                                --          (173,000)
     Net increase in loans                                             (14,986,000)     (6,818,000)
     Sales of premises and equipment                                       227,000          19,000
     Additions to premises and equipment                                   (86,000)        (94,000)
                                                                      ----------------------------
         Net cash used in investing activities                         (10,439,000)     (9,268,000)
                                                                      ----------------------------

Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                       (6,708,000)     (1,662,000)
     Net increase in interest-bearing deposits                          11,260,000       3,620,000
     Net increase in securities sold under agreements
           to repurchase                                                 1,609,000            --
     Cash dividends paid on common stock                                  (197,000)       (165,000)
     Options exercised                                                        --            55,000
     Common stock issued under stock plans                                 144,000         130,000
                                                                      ----------------------------
         Net cash provided by financing activities                       6,108,000       1,978,000
                                                                      ----------------------------

Net decrease in cash and cash equivalents                               (3,860,000)     (4,681,000)
Cash and cash equivalents - beginning                                   33,418,000      34,074,000
                                                                      ----------------------------
Cash and cash equivalents - ending                                    $ 29,558,000    $ 29,393,000
                                                                      ============================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                           $  1,243,000    $  1,490,000
     Cash paid during the year for income taxes                                 --          25,000


See notes to unaudited consolidated financial statements


                Stewardship Financial Corporation and Subsidiary
           Consolidated Statement of Changes in Stockholders' Equity
                                  (unaudited)

                                                                        For the Period Ended March 31, 2002
                                                    --------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                                       Other
                                                                                                    Comprehensive
                                                          Common Stock                Retained         Income/(Loss),
                                                      Shares          Amount          Earnings           Net            Total
                                                    --------------------------------------------------------------------------------

Balance -- December 31, 2001                        1,920,693      $ 12,638,000      $  7,886,000      $     29,000    $ 20,553,000
Dividends Paid                                           --                --            (165,000)             --          (165,000)
Common stock issued under stock plans                   7,736           130,000              --                --           130,000
Exercise of stock options                               5,404            56,000            56,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2002                              --                --             705,000              --           705,000
   Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $44,000)                         --                --                --             (67,000)        (67,000)
                                                                                                                        ------------
Total comprehensive income, net of tax                                                                                      638,000

                                                    --------------------------------------------------------------------------------
Balance -- March 31, 2002                           1,933,833      $ 12,824,000      $  8,426,000      $    (38,000)   $ 21,212,000
                                                    ================================================================================





                                                                        For the Period Ended March 31, 2003
                                                    -----------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                                       Other
                                                                                                    Comprehensive
                                                           Common Stock               Retained         Income,
                                                      Shares          Amount          Earnings           Net            Total
                                                    -----------------------------------------------------------------------------

Balance -- December 31, 2002                         1,975,437      $15,058,000     $ 8,600,000       $159,000       $23,817,000
Dividends paid                                               -                -        (197,000)             -          (197,000)
Treasury stock                                                                                                                 -
Common stock issued under stock plans                    8,094          144,000               -              -           144,000
Tax benefit - exercise of stock options                      -           81,000               -              -            81,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2003                                  -                -         853,000              -           853,000
   Unrealized holding loss on securities
    available for sale arising during the period
    (net tax benefit of $38,000)                             -                -               -        (60,000)          (60,000)
                                                                                                                  --------------
Total comprehensive income, net of tax                                                                                   793,000

                                                    ----------------------------------------------------------------------------
Balance -- March 31, 2003                            1,983,531      $15,283,000     $ 9,256,000       $ 99,000       $24,638,000
                                                    ============================================================================






See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 1.   Summary of Significant Accounting Polices

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-KSB.

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

Stock-Based Compensation

The Corporation has two stock-based employee compensation plans and two director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                       2003          2002
                                                                  -------------------------
Net Income:
      Net income as reported                                        $853,000       $705,000
      Total stock-based compensation expense determined
         under fair value based method for all awards,
        net of related tax effects                                   (14,000)        (4,000)
                                                                  -----------     ---------
      Pro forma net income                                           839,000        701,000
                                                                  ===========     =========

Earnings per share:
      As reported Basic earnings per share                     $ 0.43  $ 0.36
      As reported Diluted earnings per share                     0.43    0.36
      Pro forma Basic earnings per share                         0.42    0.36
      Pro forma Diluted earnings per share                       0.42    0.36





Note 2.   Basis of presentation


The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year.

                Stewardship Financial Corporation and Subsidiary
                           Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3.   Securities Available for Sale

     The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 2003 and December 31, 2002. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.


                                                                      March 31, 2003
                                           -----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized      Unrealized         Carrying
                                                Cost             Gains           Losses             Value
                                           -----------------------------------------------------------------

    U.S. Government agencies                 $ 1,005,000        $  14,000             $ -       $ 1,019,000
    Obligations of state and political
         subdivisions                            596,000           21,000               -           617,000
    Mortgage-backed securities                 6,824,000          126,000               -         6,950,000
                                           -----------------------------------------------------------------
                                             $ 8,425,000        $ 161,000             $ -       $ 8,586,000
                                           =================================================================


                                                                 December 31, 2002
                                           -----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized      Unrealized       Carrying
                                                Cost             Gains           Losses          Value
                                           -----------------------------------------------------------------

    U.S. Government agencies                   2,706,000           27,000               -         2,733,000
    Obligations of state and political
         subdivisions                            797,000           24,000               -           821,000
    Mortgage-backed securities                 9,050,000          208,000               -         9,258,000
                                           -----------------------------------------------------------------
                                             $12,553,000        $ 259,000             $ -       $ 2,812,000
                                           =================================================================


Note 4.   Securities Held to Maturity

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as of March 31, 2003 and December 31, 2002. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                   March 31, 2003
                                           -----------------------------------------------------------------
                                                                  Gross            Gross         Estimated
                                               Carrying         Unrealized       Unrealized        Fair
                                                Value             Gains           Losses           Value
                                           -----------------------------------------------------------------

    U.S. Treasury securities                 $ 1,013,000         $ 61,000             $ -       $ 1,074,000
    U.S. Government agencies                  14,196,000          146,000               -        14,342,000
    Obligations of state and political
         subdivisions                         19,304,000          838,000           1,000        20,141,000
    Mortgage-backed securities                25,926,000          387,000          43,000        26,270,000
                                           -----------------------------------------------------------------
                                            $ 60,439,000      $ 1,432,000        $ 44,000       $61,827,000
                                           =================================================================


                                                                    December 31, 2002
                                           -----------------------------------------------------------------
                                                                    Gross           Gross         Estimated
                                               Carrying          Unrealized       Unrealized        Fair
                                                Value               Gains           Losses         Value
                                           -----------------------------------------------------------------

    U.S. Treasury securities                 $ 1,514,000         $ 70,000             $ -       $ 1,584,000
    U.S. Government agencies                  13,125,000          182,000                        13,307,000
    Obligations of state and political
         subdivisions                         20,060,000          712,000               -        20,772,000
    Mortgage-backed securities                26,188,000          462,000          40,000        26,610,000
                                           -----------------------------------------------------------------
                                            $ 60,887,000      $ 1,426,000        $ 40,000       $62,273,000
                                           =================================================================

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



                                                  March 31,                 December 31,
                                                     2003                       2002
                                             -----------------------------------------------


Mortgage
     Residential                             $      41,857,000        $           39,705,000
     Commercial                                     93,646,000                    88,593,000
Commercial                                          41,569,000                    38,228,000
Equity                                              13,484,000                    12,471,000
Installment                                         40,380,000                    37,293,000
Other                                                  614,000                       241,000
                                             -----------------------------------------------
        Total loans                                231,550,000                   216,531,000
                                             -----------------------------------------------

Less:  Deferred loan fees                              292,000                       263,000
          Allowance for loan losses                  2,788,000                     2,689,000
                                             -----------------------------------------------
                                                     3,080,000                     2,952,000
                                             -----------------------------------------------

        Loans, net                           $     228,470,000        $          213,579,000
                                             ===============================================




Note 6.   Allowance for loan losses


                                                      Three Months Ended March 31,
                                                     2003                       2002
                                                ---------------------------------------------

Balance, beginning of period                 $       2,689,000        $            2,602,000
Provision charged to operations                        115,000                        40,000
Recoveries of loans charged off                              -                         9,000
Loans charged off                                      (16,000)                      (11,000)
                                             -----------------------------------------------

Balance, end of period                       $       2,788,000        $            2,640,000
                                             ===============================================

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




                                                           March 31,                 December 31,
                                                              2003                       2002
                                                      ------------------------------------------------

Impaired loans
    With related allowance for loan losses            $       1,081,000        $              499,000
    Without related allowance for loan losses                   223,000                       848,000
                                                      ------------------       -----------------------
Total impaired loans                                  $       1,304,000        $            1,347,000
                                                      ==================       =======================

Related allowance for loan losses                     $         209,000        $              189,000
                                                      ==================       =======================

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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 18,310 and 23,792 shares for the three months ended March 31, 2003 and 2002, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2002.

Note 9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2003 and 2002 was $793,000 and $638,000 respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains on securities available for sale during the applicable period of time.

Note 10. Recent Accounting Pronouncements

FASB Interpretation No. 45
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The Corporation met the disclosure requirements as required by FIN
45. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Corporation's consolidated financial statements.

FASB Interpretation No. 46
FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January, 2003. The Interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of the interpretation did not have a significant effect on the Corporation's consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, "we" and "us" and "our" refer to Stewardship Financial Corporation(the "Corporation") and its consolidated subsidiary, Atlantic Stewardship Bank, (the "bank"), depending on the context.


Critical Accounting Policies and Estimates
------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition
-------------------

Total assets increased by $6.9 million, or 2.1%, from $331.1 million at December 31, 2002 to $338.0 million at March 31, 2003. Net loans increased $14.9 million. The increase was partially offset by decreases of $4.2 million in securities available for sale and $3.9 million in cash and cash equivalents. The composition of the loan portfolio is basically unchanged at March 31, 2003 when compared with the portfolio at December 31, 2002.

Total deposits amounted to $307.3 million at March 31, 2003, an increase of $4.6 million, or 1.5% from $302.7 million at December 31, 2002. Interest-bearing deposits increased $11.3 million, or 4.8%, to $244.7 million at March 31, 2003. The increase in interest-bearing deposits was offset by a decrease in noninterest-bearing deposits of $6.7 million, or 9.7%, to $62.6 million at March 31, 2003. The net increase in deposits can be attributed to the continued return of customers to banking products from stock related products.

The Corporation's main focus during the first three months of fiscal year 2003 was to redeploy principal repayments, maturities, and calls on securities available for sale. The Corporation continues to enhance the product line of the bank. Management has developed an escrow product during the first quarter of 2003 which provides for tracking and accounting for transactions on a subaccount basis. Management has also commenced a conversion to a check imaging system which will provide customers with images of paid checks instead of returning original checks. It is anticipated that this conversion will be completed during the second quarter of 2003. In addition to creating an efficient research system, the imaging system will be integrated into the Bank's Online Banking system. The Corporation anticipates that this integration will occur during the third quarter of 2003. This will allow customers to have access to images of paid checks. Management believes that these new products continue to enhance the delivery channels and products being offered to existing and new customers.

Results of Operations
---------------------
Three Months Ended March 31, 2003 and 2002
------------------------------------------

General
-------

The Corporation reported net income of $853,000, or $0.43 basic earnings per share, for the three months ended March 31, 2003, compared to $705,000, or $0.36 basic earnings per share, for the same period in 2002. The $148,000 increase was primarily caused by increases in net interest income and noninterest income. The growth in revenues was partially offset by increases in noninterest expense and an increase in the provision for loan loss.

Net interest income
-------------------

Net interest income increased $476,000, or 16.1%, for the three months ended March 31, 2003 as compared with the corresponding period in 2002. The increase was primarily due to an increase in average net interest-earning assets. The increase in net interest income was partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $344,000, or 7.9%, primarily due to a decrease in the yields on interest-earning assets. The growth in total interest income was offset by an increase in the average earning assets. Due to the low interest rate environment experienced since the fourth quarter of 2001, tax equivalent yields on interest earning assets fell 75 basis points from 6.71% for the three months ended March 31, 2002 to 5.96% for the same period in 2003. The average balance on interest-earning assets increased $56.2 million, or 21.5%, from $261.4 million for the three months ended March 31, 2002 to $317.6 million for the same period in 2003, primarily being funded by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which allowed loans on average to increase $35.3 million to an average $226.9 million for the three months ended March 31, 2003, from an average $191.5 million for the comparable period in 2002. The Corporation also increased its investment portfolio by $20.6 million to an average $72.9 million at March 31, 2003.

Interest paid on deposits and borrowed money decreased by $138,000, or 10.5%, when compared to the same period in 2002. This decrease was due primarily to a decrease in cost of funds related to the general low interest rate environment. The average balance of total interest-bearing deposits increased to $242.1 million for the three months ended March 31, 2003 from $199.6 million for the comparable period in 2002, primarily as a result of the Corporation's expanding customer base and the movement of funds by customers from the stock market to banking products. Yields on deposits and borrowed money decreased from 2.68% for the three month period ended March 31, 2002 to 1.98% for the comparable period in 2003.


                                                                      Analysis of Net Interest Income (Unaudited)

                                                                          For the Three Months Ended March 31,

                                                                2003                                          2002
                                                --------------------------------------        --------------------------------------
                                                                              Average                                       Average
                                                                Interest       Rates                          Interest       Rates
                                                 Average        Income/       Earned/           Average        Income/      Earned/
                                                 Balance        Expense        Paid             Balance        Expense       Paid
                                                 -------        -------        ----             -------        -------       ----
                                                                                (Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)                                       $  226,857     $    3,882      6.92 %         $   191,539     $   3,555      7.51 %
Taxable investment securities (1)                   52,495            491      3.76                34,022           461      5.46
Tax-exempt investment securities (1) (2)            20,428            266      5.22                18,320           256      5.59
Other interest-earning assets                       17,777             46      1.05                17,496            69      1.59
                                                -----------    -----------                    ------------    ----------
Total interest-earning assets                      317,557          4,685      5.96               261,377         4,341      6.71
                                                               -----------                                    ----------

Non-interest-earning assets:
Allowance for loan losses                           (2,732)                                        (2,621)
Other assets                                        20,605                                         18,712
                                                -----------                                   ------------
Total assets                                    $  335,430                                    $   277,468
                                                ===========                                   ============


Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                $  106,190     $      294      1.12 %         $    92,165     $     308      1.36 %
Savings deposits                                    38,185             79      0.83                27,347            69      1.02
Time deposits                                       94,760            794      3.40                79,451           935      4.77
Borrowing                                            2,981             13      1.84                   678             6      3.86
                                                -----------    -----------                    ------------    ----------
Total interest-bearing liabilities                 242,116          1,180      1.98               199,641         1,318      2.68
                                                               -----------                                    ----------
Non-interest-bearing liabilities:
Demand deposits                                     66,684                                         55,080
Other liabilities                                    2,223                                          1,781
Stockholders' equity                                24,407                                         20,966
                                                -----------                                   ------------
Total liabilities and stockholders' equity      $  335,430                                    $   277,468
                                                ===========                                   ============

Net interest income (taxable equivalent basis)                $    3,505                                     $   3,023
                                                               ===========                                    ==========

Net interest spread (taxable equivalent basis)                                 3.98 %                                        4.03 %
                                                                              ======                                        ======

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                        4.45 %                                        4.66 %
                                                                              ======                                        ======


----------------

(1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                          2003       2002
                                          ----       ----
Reconciliation of net interest         (Dollars in thousands)
income( tax equivalent basis):

Net interest income                      3,424      2,948
Tax equivalent basis adjustment             81         75

Net interest income (tax equivalent      -----      -----
 basis)                                  3,505      3,023
                                         =====      =====

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

The provision charged to operations totaled $115,000 and $40,000 during the three months ended March 31, 2003 and 2002, respectively. The increase in the provision was caused primarily by the strong growth in loan demand and the monitoring of the loan loss reserve as a percent of total loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.


Noninterest income
------------------

Noninterest income increased $166,000, or 31.3% to $696,000 for the three months ended March 31, 2003 from $530,000 for the comparable period in 2002. Deposit related fees increased $53,000 due to an increase in the deposit base and income derived from the merchant credit card processing and debit card programs. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $24,000 in the gain on sales of mortgage loans. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, in Hawthorne, New Jersey. The corporation altered this strategy. The Bank opened a branch on Goffle Road in Hawthorne, New Jersey, and management found it could not utilize the additional property.

Noninterest expense
-------------------

Noninterest expense increased by approximately $318,000, or 13.4%, to $2.7 million for the three months ended March 31, 2003, compared to $2.4 million for the same period in 2002. Salaries and employee benefits, the major component of noninterest expense, increased $152,000, or 13.3%, during the three months ended March 31, 2003. This increase was due to additional staffing in the lending department and deposit and branch operations areas and general increases for merit and performance. Occupancy and equipment expenses increased $46,000, or 14.6%, primarily due to the increased number of branch facilities. Data processing expense increased $50,000, or 31.3%, due to the increase in our deposit base, the enhancements to our online banking and bill payment functions and the implementation of the check imaging upgrade. Miscellaneous expenses increased $71,000, or 13.5%, due to increased costs associated with the general growth of the Corporation.

Income taxes
------------

Income tax expense increased $101,000, or 28.3%, to $458,000 for the three months ended March 31, 2003 from $357,000 for three months ended March 31, 2002. Income tax expense as a percentage of pretax income was 34.9% for the three months ended March 31, 2003 as compared to 33.6% for the same period in 2002.

Asset Quality
-------------

The Corporation's principal earning assets are its loans to businesses and individuals located in northern New Jersey. Inherent in the lending function is the risk of deterioration in the borrower's ability to repay its loans under its existing loan agreements. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:


                                             03/31/03     12/31/02     09/30/02     06/30/02
                                             --------     --------     --------     --------
                                                          (Dollars in Thousands)
Nonaccrual loans: (1)                         $  409       $  495       $  231       $  165
Loans past due 90 days or more: (2)               41            4           20            8
Restructured loans:                              854          848          769          765
                                              ------       ------       ------       ------

     Total nonperforming loans                $1,304       $1,347       $1,020       $  938
                                              ======       ======       ======       ======

Allowance for loan losses                     $2,788       $2,689       $2,693       $2,663
                                              ======       ======       ======       ======


Nonaccrual loans to total loans                 0.18%        0.23%        0.11%        0.08%
Nonperforming loans to total loans              0.56%        0.62%        0.50%        0.48%
Nonperforming loans to total assets             0.39%        0.41%        0.32%        0.31%
Allowance for loan losses to total loans        1.19%        1.24%        1.32%        1.37%

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

There were no loans at March 31, 2003, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions.

Market Risk

     The Corporation's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Corporation's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Corporation's net interest income to adverse movements in interest rates. Although the Corporation manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Corporation's financial condition. The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap. Interest sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same period of time. The Asset Liability Committee of the Board of Directors reviews and discusses these measurements on a monthly basis.

     The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2003.

     The Corporation is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Corporation's consolidated balance sheet until the instrument is exercised.

Capital Adequacy

     The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50% and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2003, the minimum leverage ratio requirement to be considered weall capitalized was 4%. The following table reflects the Corporation's capital ratios at March 31, 2003.

                              Required           Actual           Excess
                              --------           ------           ------
Risk-based capital:
   Tier 1                       4.00%            10.61%            6.61%
   Total                        8.00%            11.82%            3.82%
Leverage Ratio                  4.00%             7.24%            3.24%

Liquidity

     The Corporation's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loan and mortgage-backed securities are greatly influenced by market interest rates, economic conditions, and competition. The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

     The  primary  source  of cash  from  operating  activities  is net  income.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2003, the Corporation has outstanding loan commitments of $23.9 million and unused lines and letters of credit totaling $53.4 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 2003, totaled $54.2 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $3.9 million during the first three months of 2003. Operating activities and financing activities provided $0.5 million and $6.1 million respectively. These amounts were offset by investing activities amounting to $10.4 million.


ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitive and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
    -------------------------------------------------

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Corporation's chief executive officer and principal accounting officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.
    ----------------------------

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

Exhibit
Number         Description of Exhibits
3(i)           Certificate of Incorporation of the Corporation (1)
3(ii)          By-laws of the Corporation (1)
10(i)          1995 Incentive Stock Option Plan (1)
10(ii)         1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)        1995 Employee Stock Purchase Plan (2)
10(iv)         Stock Bonus Plan (2)
10(v)          Stewardship Financial Corporation Dividend Reinvestment Plan (3)
10(vi)         Stewardship Financial Corporation Director Stock Plan (4)
10(vii)        Amended and Restated 1995 Stock Option Plan (5)
10(viii)       Amended and Restated Director Stock Plan (5)
10(ix)         Dividend Reinvestment Plan (6)
21             Subsidiaries (1)
99.1           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------
(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation's
Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

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

       (b) Reports on Form 8-K

(1) On April 23, 2003, the Corporation filed a current report on Form 8-K which included a press release announcing the Corporation's results for the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        Stewardship Financial Corporation





Date:    May 13, 2003                       By: /s/ Paul Van Ostenbridge
         -----------------------------          --------------------------------
                                                Paul Van Ostenbridge
                                                President and Chief Executive
                                                    Officer
                                                (Authorized officer
                                                 on behalf of registrant)



Date:    May 13, 2003                       By: /s/ Julie E. Holland
         --------------------------             --------------------------------
                                                Julie E. Holland
                                                Vice President and Treasurer
                                                (Principal accounting officer)

                        Certification of Quarterly Report

     I, Paul Van Ostenbridge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stewardship Financial Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 13, 2003                /s/ Paul Van Ostenbridge
                                   ---------------------------------------------
                                   Name:  Paul Van Ostenbridge
                                   Title: President and Chief Executive Officer

                        Certification of Quarterly Report

     I, Julie E. Holland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stewardship Financial Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 13, 2003                      /s/ Julie E. Holland
                                         --------------------------------------
                                         Name:  Julie E. Holland
                                         Title: Vice President and Treasurer