Form 10-Q
period 2003-06-30
STEWARDSHIP FINANCIAL CORP
filed 2003-08-14
CIK 1023860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
             (Exact name of registrant as specified in its charter)

                 New Jersey                              22-3351447
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

    630 Godwin Avenue, Midland Park,  NJ                    07432
  (Address of principal executive offices)                (Zip Code)

                                 (201) 444-7100
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of August 13, 2003 was 3,000,023.

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2003 (Unaudited) and December 31, 2002 ..........         1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2003 and 2002 (Unaudited) .............         2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2003 and 2002 (Unaudited) .............         3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2003 and 2002 (Unaudited) .............         4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended  June 30, 2003 and
         June 30, 2002 (Unaudited) ...................................         5

         Notes to Consolidated Financial Statements (Unaudited) ......    6 - 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS .................................................   13 - 23

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK ..........................................        23

ITEM 4 - CONTROLS AND PROCEDURES .....................................        24

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........        25

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ............................        25

SIGNATURES ...........................................................        26

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                  June 30,         December 31,
                                                                     2003             2002
                                                                -------------------------------
                                                                 (Unaudited)
Assets

Cash and due from banks                                         $ 15,529,000       $ 14,039,000
Other interest-earning assets                                     16,603,000          9,854,000
Federal funds sold                                                10,750,000          9,525,000
                                                                -------------------------------
       Cash and cash equivalents                                  42,882,000         33,418,000

Securities available for sale                                     15,609,000         12,812,000
Securities held to maturity; estimated fair value
    of $ 57,138,000 (2003) and $62,273,000 (2002)                 55,431,000         60,887,000
FHLB-NY stock, at cost                                             1,322,000          1,059,000
Loans, net of allowance for loan losses of
    of $ 2,885,000 (2003) and $2,689,000 (2002)                  233,010,000        213,579,000
Mortgage loans held for sale                                       1,589,000          2,099,000
Premises and equipment, net                                        3,392,000          3,733,000
Accrued interest receivable                                        1,645,000          1,640,000
Intangible assets, net of accumulated amortization of
    $507,000 (2003) and $486,000 (2002)                              242,000            264,000
Other assets                                                       1,672,000          1,596,000
                                                                -------------------------------

       Total assets                                             $356,794,000       $331,087,000
                                                                ===============================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                         $ 72,002,000       $ 69,344,000
    Interest-bearing                                             252,349,000        233,391,000
                                                                -------------------------------

        Total deposits                                           324,351,000        302,735,000

Securities sold under agreements to repurchase                     4,961,000          2,435,000
Accrued expenses and other liabilities                             1,986,000          2,100,000
                                                                -------------------------------

        Total liabilities                                        331,298,000        307,270,000
                                                                -------------------------------

Commitments and contingencies                                             --                 --

Stockholders' equity
Common stock, no par value; 5,000,000 shares authorized;
     2,991,832 and 2,963,156 shares issued outstanding at
     June 30, 2003 and December 31, 2002, respectively            15,464,000         15,058,000
Retained earnings                                                  9,919,000          8,600,000
Accumulated other comprehensive income                               113,000            159,000
                                                                -------------------------------

        Total stockholders' equity                                25,496,000         23,817,000
                                                                -------------------------------

        Total liabilities and stockholders' equity              $356,794,000       $331,087,000
                                                                ===============================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                              2003              2002
                                                           ---------------------------
Interest income:
     Loans                                                 $7,870,000       $7,146,000
     Securities held to maturity
       Taxable                                                721,000          638,000
       Non-taxable                                            354,000          351,000
     Securities available for sale                            182,000          349,000
     Other interest-earning assets                            109,000          156,000
                                                           ---------------------------
          Total interest income                             9,236,000        8,640,000
                                                           ---------------------------

Interest expense:
     Deposits                                               2,321,000        2,611,000
     Borrowed money                                            34,000           13,000
                                                           ---------------------------
          Total interest expense                            2,355,000        2,624,000
                                                           ---------------------------

Net interest income before provision for loan losses        6,881,000        6,016,000
Provision for loan losses                                     225,000           70,000
                                                           ---------------------------
Net interest income after provision for loan losses         6,656,000        5,946,000
                                                           ---------------------------

Noninterest income:
     Fees and service charges                               1,027,000          859,000
     Gain on sales of mortgage loans                          238,000          133,000
     Miscellaneous                                            209,000          137,000
                                                           ---------------------------
           Total noninterest income                         1,474,000        1,129,000
                                                           ---------------------------

Noninterest expenses:
     Salaries and employee benefits                         2,597,000        2,255,000
     Occupancy, net                                           356,000          328,000
     Equipment                                                365,000          313,000
     Data processing                                          416,000          332,000
     Advertising                                              125,000          137,000
     FDIC insurance premium                                    24,000           21,000
     Amortization of intangible assets                         21,000           23,000
     Charitable contributions                                 234,000          207,000
     Stationery and supplies                                  102,000          116,000
     Miscellaneous                                          1,248,000        1,091,000
                                                           ---------------------------
          Total noninterest expenses                        5,488,000        4,823,000
                                                           ---------------------------

Income before income tax expense                            2,642,000        2,252,000
Income tax expense                                            927,000          763,000
                                                           ---------------------------
Net income                                                 $1,715,000       $1,489,000
                                                           ===========================

Basic earnings per share                                   $     0.58       $     0.51
                                                           ===========================
Diluted earnings per share                                 $     0.57       $     0.51
                                                           ===========================

Weighted average number of common shares outstanding        2,978,438        2,908,291
                                                           ===========================
Weighted average number of diluted common
     shares outstanding                                     3,008,993        2,932,675
                                                           ===========================

Share data has been restated to reflect a 5% stock dividend paid November, 2002 and a 3 for 2 stock split paid July 1, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                              2003             2002
                                                           ---------------------------
Interest income:
     Loans                                                 $3,988,000       $3,591,000
     Securities held to maturity
       Taxable                                                326,000          337,000
       Non-taxable                                            176,000          182,000
     Securities available for sale                             79,000          177,000
     Other interest-earning assets                             63,000           87,000
                                                           ---------------------------
          Total interest income                             4,632,000        4,374,000
                                                           ---------------------------

Interest expense:
     Deposits                                               1,154,000        1,299,000
     Borrowed money                                            21,000            7,000
                                                           ---------------------------
          Total interest expense                            1,175,000        1,306,000
                                                           ---------------------------

Net interest income before provision for loan losses        3,457,000        3,068,000
Provision for loan losses                                     110,000           30,000
                                                           ---------------------------
Net interest income after provision for loan losses         3,347,000        3,038,000
                                                           ---------------------------

Noninterest income:
     Fees and service charges                                 542,000          427,000
     Gain on sales of mortgage loans                          142,000           61,000
     Miscellaneous                                             94,000          111,000
                                                           ---------------------------
           Total noninterest income                           778,000          599,000
                                                           ---------------------------

Noninterest expenses:
     Salaries and employee benefits                         1,310,000        1,120,000
     Occupancy, net                                           173,000          163,000
     Equipment                                                186,000          162,000
     Data processing                                          206,000          172,000
     Advertising                                               71,000           74,000
     FDIC insurance premium                                    12,000           10,000
     Amortization of intangible assets                         10,000           12,000
     Charitable contributions                                 117,000          112,000
     Stationery and supplies                                   59,000           58,000
     Miscellaneous                                            650,000          564,000
                                                           ---------------------------
          Total noninterest expenses                        2,794,000        2,447,000
                                                           ---------------------------

Income before income tax expense                            1,331,000        1,190,000
Income tax expense                                            469,000          406,000
                                                           ---------------------------
Net income                                                 $  862,000       $  784,000
                                                           ===========================

Basic earnings per share                                   $     0.29       $     0.27
                                                           ===========================
Diluted earnings per share                                 $     0.29       $     0.27
                                                           ===========================

Weighted average number of common shares outstanding        2,986,047        2,920,696
                                                           ===========================
Weighted average number of diluted common
     shares outstanding                                     3,021,367        2,945,611
                                                           ===========================

Share data has been restated to reflect a 5% stock dividend paid November, 2002 and a 3 for 2 stock split paid July 1, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                              2003                2002
                                                                          --------------------------------
Cash flows from operating activities:
     Net income                                                           $  1,715,000        $  1,489,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment               333,000             278,000
         Amortization of premiums and accretion of discounts, net              417,000             116,000
         Accretion of deferred loan fees                                       (81,000)            (21,000)
         Provision for loan losses                                             225,000              70,000
         Originations of mortgage loans held for sale                      (20,090,000)        (12,544,000)
         Proceeds from sale of mortgage loans                               20,838,000          13,853,000
         Gain on sale of mortgage loans held for sale                         (238,000)           (133,000)
         Gain on sale of fixed assets                                          (54,000)                 --
         Gain on sale of securities available for sale                         (27,000)                 --
         Deferred income tax benefit                                          (119,000)           (141,000)
         Amortization of intangibles                                            21,000              23,000
         Increase in accrued interest receivable                                (5,000)            (85,000)
         Decrease in other assets                                              156,000             137,000
         (Decrease) increase in other liabilities                             (114,000)             15,000
                                                                          --------------------------------
             Net cash provided by operating activities                       2,977,000           3,057,000
                                                                          --------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                              (8,396,000)         (1,997,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                     2,731,000             987,000
     Proceeds from calls and sales of securities available for sale          2,756,000           1,403,000
     Purchase of securities held to maturity                               (15,005,000)        (16,428,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                       8,731,000           1,992,000
     Proceeds from call on securities held to maturity                      11,375,000           3,150,000
     Purchase of FHLB-NY stock                                                (263,000)           (173,000)
     Net increase in loans                                                 (19,574,000)         (8,986,000)
     Sales of premises and equipment                                           227,000              19,000
     Additions to premises and equipment                                      (166,000)           (140,000)
                                                                          --------------------------------
         Net cash used in investing activities                             (17,584,000)        (20,173,000)
                                                                          --------------------------------

Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                            2,658,000           3,332,000
     Net increase in interest-bearing deposits                              18,958,000          17,091,000
     Net increase in securities sold under agreements
           to repurchase                                                     2,526,000             150,000
     Purchase of treasury stock                                                     --            (164,000)
     Cash dividends paid on common stock                                      (396,000)           (331,000)
     Options exercised                                                          48,000             318,000
     Common stock issued under stock plans                                     277,000             242,000
                                                                          --------------------------------
         Net cash provided by financing activities                          24,071,000          20,638,000
                                                                          --------------------------------

Net increase in cash and cash equivalents                                    9,464,000           3,522,000
Cash and cash equivalents - beginning                                       33,418,000          34,074,000
                                                                          --------------------------------
Cash and cash equivalents - ending                                        $ 42,882,000        $ 37,596,000
                                                                          ================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                               $  2,427,000        $  2,480,000
     Cash paid during the year for income taxes                              1,076,000             844,000

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                             For the Period Ended June 30, 2003
                                                       ----------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                                                        Other
                                                                                                    Comprehensive
                                                            Common Stock             Retained           Income,
                                                        Shares          Amount        Earnings            Net              Total
                                                       ----------------------------------------------------------------------------
Balance -- December 31, 2002                           2,963,156     $15,058,000     $ 8,600,000      $   159,000      $ 23,817,000
Dividends Paid                                                --              --        (396,000)              --          (396,000)
Common stock issued under stock plans                     22,645         277,000              --               --           277,000
Exercise of stock options                                  6,031          48,000                                             48,000
Tax Benefit - exercise of stock options                                   81,000                                             81,000
Comprehensive income:
   Net income for the six months
       ended June 30, 2003                                    --              --       1,715,000               --         1,715,000
   Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $30,000)                              --              --              --          (46,000)          (46,000)
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                    1,669,000
                                                       ----------------------------------------------------------------------------
Balance -- June 30, 2003                               2,991,832     $15,464,000     $ 9,919,000      $   113,000      $ 25,496,000
                                                       ============================================================================

                                                                       For the Period Ended June 30, 2002
                                        -------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                            Other
                                                                                                       Comprehensive
                                             Common Stock             Treasury Stock        Retained       Income,
                                          Shares       Amount      Shares       Amount      Earnings         Net          Total
                                        -------------------------------------------------------------------------------------------
Balance -- December 31, 2001            2,743,847  $ 12,638,000         --    $       --  $  7,886,000   $     29,000  $ 20,553,000
Dividends Paid                                 --            --         --            --      (331,000)            --      (331,000)
Treasury Stock                             (8,832)     (164,000)  (164,000)
Common stock issued under stock plans      19,999       234,000        411         8,000            --             --       242,000
Exercise of stock options                  45,230       318,000    318,000
Comprehensive income:
  Net income for the six months
    ended June 30, 2002                        --            --         --            --     1,489,000             --     1,489,000
  Unrealized holding gains on
    securities available for sale
    arising during the period
    (net tax of $58,000)                       --            --         --            --            --         93,000        93,000
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                    1,582,000
                                        -------------------------------------------------------------------------------------------
Balance -- June 30, 2002                2,809,076  $ 13,190,000     (8,421)   $ (156,000) $  9,044,000   $    122,000  $ 22,200,000
                                        ===========================================================================================

Share data has been restated to reflect a 5% stock dividend paid November, 2002 and a 3 for 2 stock split paid July 1, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation, (the "Corporation") and its wholly owned subsidiary, Atlantic Stewardship Bank (the "Bank"). The Bank includes its wholly owned subsidiary, Stewardship Investment Corp. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation. The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

                                                                    Six Months Ended              Three Months Ended
                                                                         June 30,                      June 30,
                                                                    2003           2002           2003          2002
                                                                --------------------------      ----------------------
Net Income:
      Net income as reported                                    $1,715,000      $1,489,000      $ 862,000    $ 784,000
      Total stock-based compensation expense determined
         under fair value based method for all awards,
         net of related tax effects                                (29,000)        (15,000)       (14,000)     (11,000)
                                                                ----------      ----------      ---------    ---------
      Pro forma net income                                      $1,686,000      $1,474,000      $ 848,000    $ 773,000
                                                                ==========      ==========      =========    =========

Earnings per share:
      As reported Basic earnings per share                      $     0.58      $     0.51      $    0.29    $    0.27
      As reported Diluted earnings per share                          0.57            0.51           0.29         0.27
      Pro forma Basic earnings per share                              0.57            0.51           0.28         0.26
      Pro forma Diluted earnings per share                            0.56            0.50           0.28         0.26

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

      The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 2003 and December 31, 2002. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                                June 30, 2003
                                           --------------------------------------------------------
                                                            Gross          Gross
                                            Amortized    Unrealized     Unrealized        Carrying
                                               Cost         Gains         Losses           Value
                                           --------------------------------------------------------
    U.S. Treasury securities               $   505,000     $  2,000     $        --     $   507,000
    U.S. Government agencies                 7,348,000       34,000              --       7,382,000
    Obligations of state and political
         subdivisions                          929,000       19,000              --         948,000
    Mortgage-backed securities               6,644,000      128,000              --       6,772,000
                                           --------------------------------------------------------
                                           $15,426,000     $183,000     $        --     $15,609,000
                                           ========================================================
                                                             December 31, 2002
                                           --------------------------------------------------------
                                                            Gross          Gross
                                            Amortized    Unrealized     Unrealized        Carrying
                                               Cost         Gains         Losses           Value
                                           --------------------------------------------------------
    U.S. Government agencies                 2,706,000       27,000              --       2,733,000
    Obligations of state and political
         subdivisions                          797,000       24,000              --         821,000
    Mortgage-backed securities               9,050,000      208,000              --       9,258,000
                                           --------------------------------------------------------
                                           $12,553,000     $259,000     $        --     $12,812,000
                                           ========================================================

Note 4. Securities Held to Maturity

      The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 2003 and December 31, 2002. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                June 30, 2003
                                           ----------------------------------------------------------
                                                             Gross          Gross          Estimated
                                            Carrying       Unrealized     Unrealized          Fair
                                              Value          Gains          Losses            Value
                                           ----------------------------------------------------------
    U.S. Treasury securities               $ 1,012,000     $   91,000     $        --     $ 1,103,000
    U.S. Government agencies                12,945,000        203,000              --      13,148,000
    Obligations of state and political
         subdivisions                       19,112,000        966,000              --      20,078,000
    Mortgage-backed securities              22,362,000        448,000           1,000      22,809,000
                                           ----------------------------------------------------------
                                           $55,431,000     $1,708,000     $     1,000     $57,138,000
                                           ==========================================================

                                                               December 31, 2002
                                           ----------------------------------------------------------
                                                             Gross          Gross          Estimated
                                            Carrying       Unrealized     Unrealized          Fair
                                              Value          Gains          Losses            Value
                                           ----------------------------------------------------------
    U.S. Treasury securities               $ 1,514,000     $   70,000     $        --     $ 1,584,000
    U.S. Government agencies                13,125,000        182,000                      13,307,000
    Obligations of state and political
         subdivisions                       20,060,000        712,000              --      20,772,000
    Mortgage-backed securities              26,188,000        462,000          40,000      26,610,000
                                           ----------------------------------------------------------
                                           $60,887,000     $1,426,000     $    40,000     $62,273,000
                                           ==========================================================

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 5. Loans

     The Corporation's primary market area for lending is the small and medium sized business and professional community, as well as the individuals residing, working and shopping in Bergen, Passaic and Morris counties, New Jersey. The following table set forth the composition of loans as of the periods indicated.

                                                June 30,          December 31,
                                                  2003                2002
                                             ----------------------------------

Mortgage
     Residential                             $  40,602,000        $  39,705,000
     Commercial                                 99,495,000           88,593,000
Commercial                                      40,639,000           38,228,000
Equity                                          14,674,000           12,471,000
Installment                                     40,165,000           37,293,000
Other                                              620,000              241,000
                                             ----------------------------------
        Total loans                            236,195,000          216,531,000
                                             ----------------------------------

Less: Deferred loan fees                           300,000              263,000
      Allowance for loan losses                  2,885,000            2,689,000
                                             ----------------------------------
                                                 3,185,000            2,952,000
                                             ----------------------------------

        Loans, net                           $ 233,010,000        $ 213,579,000
                                             ==================================

Note 6. Allowance for loan losses

                                                  Six Months Ended June 30,
                                                  2003                2002
                                             ----------------------------------

Balance, beginning of period                 $   2,689,000        $   2,602,000
Provision charged to operations                    225,000               70,000
Recoveries of loans charged off                         --                9,000
Loans charged off                                  (29,000)             (18,000)
                                             ----------------------------------

Balance, end of period                       $   2,885,000        $   2,663,000
                                             ==================================

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 7. Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans, loans more than 90 days past due and restructured loans. The following table sets forth information regarding the impaired loans as of the periods indicated.

                                                        June 30,    December 31,
                                                          2003           2002
                                                       -------------------------

Impaired loans
    With related allowance for loan losses             $1,066,000     $  499,000
    Without related allowance for loan losses             192,000        848,000
                                                       ----------     ----------
Total impaired loans                                   $1,258,000     $1,347,000
                                                       ==========     ==========

Related allowance for loan losses                      $  208,000     $  189,000
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

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued. Potential dilutive securities totaled 30,555 and 24,384 shares for the six months ended June 30, 2003 and 2002, respectively.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2002 and a 3 for 2 stock split that occurred on July 1, 2003.

Note 9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2003 and 2002 was $1.7 million and $1.6 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

Note 10. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") was issued in May 2003. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of SFAS No. 150 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") was issued on April

30, 2003. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Corporation's consolidated financial statements.

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

                        Stewardship Financial Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, "we" and "us" and "our" refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased by $25.7 million, or 7.8%, from $331.1 million at December 31, 2002 to $356.8 million at June 30, 2003. Net loans increased $19.4 million, cash and cash equivalents increased $9.5 million and securities available for sale increased $2.8 million, offset by decreases of $5.5 million in securities held to maturity. The composition of the loan portfolio is basically unchanged at June 30, 2003 when compared with the portfolio at December 31, 2002.

Total deposits totaled $324.4 million at June 30, 2003, an increase of $21.6 million, or 7.1%, from $302.7 million at December 31, 2002. Interest-bearing deposits increased $19.0 million, or 8.1%, to $252.3 million at June 30, 2003 and noninterest-bearing deposits increased $2.7 million, or 3.8%, to $72.0 million at June 30, 2003. The net increase in deposits can be attributed to the continued return of customers to banking products from stock related products.

The Corporation's main focus during the first six months was to redeploy principal repayments, maturities, and calls on securities available for sale. The Corporation continues to enhance the product line of the Bank. Management developed an escrow product during the first quarter of 2003 which provides for tracking and accounting for transactions on a subaccount basis. Management completed a conversion to check imaging which provides customers with images of paid checks instead of returning original checks. In addition to creating an efficient research system, the imaging system was integrated into our Online Banking system in June 2003. This provides online customers access to images of paid checks simply by clicking on the detail of their online transaction statement. Management believes that these new products continue to enhance the delivery channels and products being offered to existing and new customers.

Results of Operations

Six Months Ended June 30, 2003 and 2002

General

The Corporation reported net income of $1.7 million, or $0.57 diluted earnings per share for the six months ended June 30, 2003, compared to $1.5 million, or $0.51 diluted earnings per share for the same period in 2002. The $226,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense and an increase in the provision for loan loss.

Net interest income

Net interest income increased $865,000, or 14.4%, for the six months ended June 30, 2003 as compared with the corresponding period in 2002. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $603,000, or 6.9%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the low interest rate environment experienced since the fourth quarter of 2001, tax equivalent yields on interest earning assets continued to fall 77 basis points from 6.61% for the six months ended June 30, 2002 to 5.84% for the same period in 2003. The average balance on interest-earning assets increased $56.1 million, or 20.9%, from $268.5 million for the six months ended June 30, 2002 to $324.6 million for the same period in 2003, primarily caused by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $39.0 million to an average $232.1 million for the six months ended June 30, 2003, from an average $193.1 million for the comparable period in 2002. The Corporation also increased its investment portfolio $15.8 million to an average $71.6 million at June 30, 2003.

Interest paid on deposits and borrowed money decreased by $269,000, or 10.3%, due primarily to a decrease in cost of funds related to the general low interest rate environment. The average balance of total interest-bearing deposits increased to $247.6 million for the six months ended June 30, 2003 from $205.0 million for the comparable 2002 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 2.58% for the six month period ended June 30, 2002 to 1.92% for the comparable period in 2003.

                   Analysis of Net Interest Income (Unaudited)

                        For the Six Months Ended June 30,

                                                                     2003                                    2002
                                                       ---------------------------------      ---------------------------------
                                                                                 Average                                Average
                                                                     Interest     Rates                    Interest      Rates
                                                        Average       Income/    Earned/      Average       Income/     Earned/
                                                        Balance       Expense     Paid        Balance       Expense       Paid
                                                        -------       -------     ----        -------       -------       ----
                                                                              (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                              $ 232,072       $7,870      6.84%      $ 193,059       $7,146      7.46%
Taxable investment securities (1)                         51,434          890      3.49          36,755          964      5.29
Tax-exempt investment securities (1) (2)                  20,185          528      5.27          19,102          531      5.61
Other interest-earning assets                             20,924          109      1.05          19,609          156      1.60
                                                       ---------       ------                 ---------       ------
Total interest-earning assets                            324,615        9,397      5.84         268,525        8,797      6.61
                                                                       ------                                 ------

Non-interest-earning assets:
Allowance for loan losses                                 (2,789)                                (2,639)
Other assets                                              20,729                                 18,907
                                                       ---------                              ---------
Total assets                                           $ 342,555                              $ 284,793
                                                       =========                              =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                       $ 109,394       $  602      1.11%      $  93,220       $  622      1.35%
Savings deposits                                          39,909          167      0.84          28,673          145      1.02
Time deposits                                             94,322        1,552      3.32          82,387        1,844      4.51
Borrowing                                                  3,928           34      1.75             694           13      3.78
                                                       ---------       ------                 ---------       ------
Total interest-bearing liabilities                       247,553        2,355      1.92         204,974        2,624      2.58
                                                                       ------                                 ------
Non-interest-bearing liabilities:
Demand deposits                                           68,198                                 56,650
Other liabilities                                          1,988                                  1,758
Stockholders' equity                                      24,816                                 21,411
                                                       ---------                              ---------
Total liabilities and stockholders' equity             $ 342,555                              $ 284,793
                                                       =========                              =========

Net interest income (taxable equivalent basis)                         $7,042                                 $6,173
                                                                       ======                                 ======

Net interest spread (taxable equivalent basis)                                     3.92%                                  4.02%
                                                                                   ====                                   ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                            4.37%                                  4.64%
                                                                                   ====                                   ====

----------

      (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

      (2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.

      (3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                                             2003         2002
                                                          (Dollars in thousands)
Reconciliation of net interest
income (tax equivalent basis):

Net interest income                                          6,881        6,016
Tax equivalent basis adjustment                                161          157
                                                             -----        -----
Net interest income (tax equivalent basis)                   7,042        6,173
                                                             =====        =====


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

The provision charged to operations totaled $225,000 and $70,000 during the six months ended June 30, 2003 and 2002, respectively. The increase in the provision was primarily due to the strong growth in loans experience during the first six months of 2003. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $345,000, or 30.6%, from $1.1 million for the six month period ending June 30, 2002 to $1.5 million for the comparable period in 2003. Deposit related fees increased $168,000 due to an increase in the deposit base and income derived from the merchant credit card processing and debit card programs. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $105,000 in the gain on sales of mortgage loans. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, Hawthorne New Jersey. This strategy did not materialize, the Corporation opened a branch on Goffle Road, Hawthorne New Jersey, and management found it no longer could utilize the additional property.

Noninterest expense

Noninterest expense increased by approximately $665,000, or 13.8%, to $5.5 million for the six months ended June 30, 2003, compared to $4.8 million for the same 2002 period. Salaries and employee benefits, the major component of noninterest expense, increased $342,000, or 15.2%, during the six months ended June 30, 2003. This increase was due to increases in staffing in the lending department and deposit and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $80,000, or 12.5%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $84,000, or 25.3%, due to the increase in the Corporation's deposit base, the enhancements to the online banking and bill payment functions and the implementation of the check imaging upgrade. Miscellaneous expenses increased $157,000, or 14.4% to provide for the general growth of the Corporation.

Income taxes

Income tax expense totaled $927,000 for the six months ended June 30, 2003, for an effective tax rate of 35.1%. For the six months ended June 30, 2002, income tax expense totaled $763,000, for an effective tax rate of 33.9%.

Results of Operations

Three Months Ended June 30, 2003 and 2002

General

The Corporation reported net income of $862,000, or $0.29 diluted earnings per share for the three months ended June 30, 2003, compared to $784,000, or $0.27 diluted earnings per share for the same period in 2002. The $78,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by increases in noninterest expense and an increase in the provision for loan loss.

Net interest income

Net interest income increased $389,000, or 12.7%, for the three months ended June 30, 2003 as compared with the corresponding period in 2002. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $260,000, or 5.8%, primarily due to an increase in the average earning assets, offset by a decrease in the yields on interest-earning assets. Due to the low interest rate environment experienced since the fourth quarter of 2001, tax equivalent yields on interest earning assets continued to fall 79 basis points from 6.49% for the three months ended June 30, 2002 to 5.70% for the same period in 2003. The average balance on interest-earning assets increased $56.0 million, or 20.3%, from $275.6 million for the three months ended June 30, 2002 to $331.6 million for the same period in 2003, primarily caused by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $42.7 million to an average $237.2 million for the three months ended June 30, 2003, from an average $194.6 million for the comparable period in 2002. The Corporation also increased its investment portfolio $11.0 million to an average $70.3 million at June 30, 2003.

Interest paid on deposits and borrowed money decreased by $131,000, or 10.0%, due primarily to a decrease in cost of funds related to the general low interest rate environment. The average balance of total interest-bearing deposits increased to $252.9 million for the three months ended June 30, 2003 from $210.2 million for the comparable 2002 period, primarily as a result of the Corporation's expanding customer base. Yields on deposits and borrowed money decreased from 2.49% for the three month period ended June 30, 2002 to 1.86% for the comparable period in 2003.

                   Analysis of Net Interest Income (Unaudited)

                       For the Three Months Ended June 30,

                                                                     2003                                  2002
                                                       --------------------------------      ---------------------------------
                                                                                Average                               Average
                                                                    Interest     Rates                     Interest     Rates
                                                       Average       Income/    Earned/      Average        Income/    Earned/
                                                       Balance       Expense     Paid        Balance        Expense     Paid
                                                       -------       -------     ----        -------        -------     ----
                                                                               (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                             $ 237,229       $3,988      6.74%      $ 194,561       $3,591      7.40%
Taxable investment securities (1)                        50,385          399      3.18          39,459          502      5.10
Tax-exempt investment securities (1) (2)                 19,944          263      5.29          19,875          275      5.55
Other interest-earning assets                            24,037           63      1.05          21,699           88      1.63
                                                      ---------       ------                 ---------       ------
Total interest-earning assets                           331,595        4,713      5.70         275,594        4,456      6.49
                                                                      ------                                 ------
Non-interest-earning assets:
Allowance for loan losses                                (2,846)                                (2,656)
Other assets                                             20,853                                 19,100
                                                      ---------                              ---------
Total assets                                          $ 349,602                              $ 292,038
                                                      =========                              =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                      $ 112,563       $  308      1.10%      $  94,263       $  314      1.34%
Savings deposits                                         41,615           89      0.86          29,985           77      1.03
Time deposits                                            93,889          757      3.23          85,291          908      4.27
Borrowing                                                 4,865           21      1.73             710            7      3.95
                                                      ---------       ------                 ---------       ------
Total interest-bearing liabilities                      252,932        1,175      1.86         210,249        1,306      2.49
                                                                      ------                                 ------
Non-interest-bearing liabilities:
Demand deposits                                          69,718                                 58,166
Other liabilities                                         1,732                                  1,771
Stockholders' equity                                     25,220                                 21,852
                                                      ---------                              ---------
Total liabilities and stockholders' equity            $ 349,602                              $ 292,038
                                                      =========                              =========

Net interest income (taxable equivalent basis)                        $3,538                                 $3,150
                                                                      ======                                 ======

Net interest spread (taxable equivalent basis)                                    3.84%                                  3.99%
                                                                                  ====                                   ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                           4.28%                                  4.58%
                                                                                  ====                                   ====

----------

      (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

      (2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.

      (3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                                            2003           2002
                                                          (Dollars in thousands)

Reconciliation of net interest
income (tax equivalent basis):

Net interest income                                          3,457         3,068
Tax equivalent basis adjustment                                 81            82
                                                             -----         -----
Net interest income (tax equivalent basis)                   3,538         3,150
                                                             =====         =====


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

The provision charged to operations totaled $110,000 and $30,000 during the three months ended June 30, 2003 and 2002, respectively. The increase in the provision was due primarily to the continued growth in the loan portfolio. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $179,000, or 29.9% from $599,000 for the three month period ending June 30, 2002 to $778,000 for the comparable period in 2003. Deposit related fees increased $115,000 due to an increase in the deposit base and income derived from the merchant credit card processing and debit card programs. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $81,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $347,000, or 14.2%, to $2.8 million for the three months ended June 30, 2003, compared to $2.4 million for the same 2002 period. Salaries and employee benefits, the major component of noninterest expense, increased $190,000, or 17.0%, during the three months ended June 30, 2003. This increase was due to increases in staffing in the lending department and deposit and branch operations areas and general increases for merit and performance. Occupancy and equipment increased $34,000, or 10.5%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $34,000, or 19.8%, due to the increase in the Corporatin's deposit base, the enhancements to online banking and bill payment functions and the implementation of a check imaging upgrade. Miscellaneous expenses increased $86,000, or 15.2%, primarily caused by increased costs associated with the general growth of the Corporation.

Income taxes

Income tax expense totaled $469,000 for the three months ended June 30, 2003, for an effective tax rate of 35.2%. For the three months ended June 30, 2002, income tax expense totaled $406,000, for an effective tax rate of 34.1%.

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

                                             06/30/03    03/31/03     12/31/02      09/30/02
                                             --------    --------     --------      --------
                                                        (Dollars in Thousands)
Nonaccrual loans: (1)                         $  407       $  409       $  495       $  231
Loans past due 90 days or more: (2)               19            4            4           20
Restructured loans:                              832          854          848          769
                                              ------       ------       ------       ------
     Total nonperforming loans                $1,258       $1,304       $1,347       $1,020
                                              ======       ======       ======       ======

Allowance for loan losses                     $2,885       $2,788       $2,689       $2,693
                                              ======       ======       ======       ======
Nonaccrual loans to total loans                 0.17%        0.18%        0.23%        0.11%
Nonperforming loans to total loans              0.53%        0.56%        0.62%        0.50%
Nonperforming loans to total assets             0.35%        0.39%        0.41%        0.32%
Allowance for loan losses to total loans        1.22%        1.19%        1.24%        1.32%

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

There were no loans at June 30, 2003 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 2003.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determine by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At

June 30, 2003 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at June 30, 2003.

                                           Required       Actual         Excess
                                           --------       ------         ------
Risk-based Capital
         Tier 1                              4.00%         10.60%         6.60%
         Total                               8.00%         11.81%         3.81%
         Leverage Ratio                      4.00%          7.19%         3.19%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2003, the Corporation has outstanding loan commitments of $56.2 million and unused lines and letters of credit totaling $32.4 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 2003, totaled $52.2 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents increased $9.5 million during the first six months of 2003. Operating activities and financing activities provided $3.0 million and $24.1 million, respectively. Investing activities amounting to $17.6 million offset these amounts.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's Management, with the participation of the Corporation's Chief Executive Officer and principal Accounting Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Corporation's Chief Executive Officer and principal Accounting Officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2000 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     The Corporation held an Annual Meeting of Shareholders on May 13, 2003. At that meeting, the Corporation's shareholders elected three directors for a three year term that will expire in May 2006, or until their successors are duly elected and qualified. The voting results were as follows:


                                          Votes For           Votes Withheld
                                          ---------           --------------
Election of Director
    Robert J. Turner                      1,587,439                  -
    William J. Vander Eems                1,587,202                 236
    Paul Van Ostenbridge                  1,587,439                  -



There were no broker non-votes on any of the above matters. The following individuals whose terms expire in either 2004 or 2005, or until their successors are duly elected and qualified, continue to serve as directors: William Almroth, Harold Dyer, Abe Van Wingerden, William C. Hanse, Margo Lane, Arie Leegwater and John L. Steen.

Item 6. Exhibits and Reports on Form 8K

            (a)   Exhibits

                  See Exhibit Index


            (b)   Reports on Form 8-K

                  (1) On April 23, 2003, the Corporation filed a current report on Form 8-K , attaching a press release reporting results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation


Date: August 14, 2003                     By:
      ----------------                         ---------------------------------
                                               Paul Van Ostenbridge
                                               President and Chief Executive
                                                   Officer
                                               (authorized officer on behalf
                                                 of registrant)


Date: August 14, 2003                     By:
      ----------------                         ---------------------------------
                                               Julie E. Holland
                                               Vice President and Treasurer
                                               (principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
                               NUMBER DESCRIPTION

99.1 Exhibit 31.1 -- Certification of Paul Van Ostenbridge required by Rule 13a-14(a) or Rule 15d-14(a)

99.2 Exhibit 31.2 -- Certification of Julie Holland required by Rule 13a-14(a) or Rule 15d-14(a)

99.3 Exhibit 32.1 -- Certification of Paul Van Ostenbridge and Julie Holland required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350