Form 10-Q
period 2003-09-30
STEWARDSHIP FINANCIAL CORP
filed 2003-11-14
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

      Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of November 12, 2003 was 3,005,418.

                        Stewardship Financial Corporation

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2003 (Unaudited) and December 31, 2002 .....   1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2003 and 2002 (Unaudited) ........   2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2003 and 2002 (Unaudited) ........   3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2003 and 2002 (Unaudited) ........   4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended  September 30, 2003 and
         September 30, 2002 (Unaudited) ..............................   5

         Notes to Consolidated Financial Statements (Unaudited) ......   6 - 14

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS .................................................   15 - 25

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK ..........................................   25

ITEM 4 - CONTROLS AND PROCEDURES .....................................   25 - 26

PART II - OTHER INFORMATION

ITEM 2  - CHANGES IN SECURITIES AND USE OF PROCEEDS...................   27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ............................   27

                       Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Financial Condition

                                                                      September 30,        December 31,
                                                                           2003                2002
                                                                      ---------------------------------
                                                                        (Unaudited)
Assets

Cash and due from banks                                               $  16,783,000       $  14,039,000
Other interest-earning assets                                               596,000           9,854,000
Federal funds sold                                                        9,150,000           9,525,000
                                                                      ---------------------------------
       Cash and cash equivalents                                         26,529,000          33,418,000

Securities available for sale                                            35,511,000          12,812,000
Securities held to maturity; estimated fair value
    of $54,764,000 (2003) and $62,273,000 (2002)                         53,641,000          60,887,000
FHLB-NY stock, at cost                                                    1,322,000           1,059,000
Loans, net of allowance for loan losses of
    of $2,791,000 (2003) and $2,689,000 (2002)                          249,696,000         213,579,000
Mortgage loans held for sale                                                863,000           2,099,000
Premises and equipment, net                                               3,409,000           3,733,000
Accrued interest receivable                                               1,704,000           1,640,000
Intangible assets, net of accumulated amortization of
    $518,000 (2003) and $486,000 (2002)                                     231,000             264,000
Other assets                                                              2,527,000           1,596,000
                                                                      ---------------------------------

       Total assets                                                   $ 375,433,000       $ 331,087,000
                                                                      =================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                               $  78,938,000       $  69,344,000
    Interest-bearing                                                    257,171,000         233,391,000
                                                                      ---------------------------------

        Total deposits                                                  336,109,000         302,735,000

Securities sold under agreements to repurchase                            4,139,000           2,435,000
Trust preferred securities                                                7,000,000                  --
Accrued expenses and other liabilities                                    2,081,000           2,100,000
                                                                      ---------------------------------

        Total liabilities                                               349,329,000         307,270,000
                                                                      ---------------------------------

Commitments and contingencies                                                    --                  --

Stockholders' equity
Common stock, no par value; 5,000,000 shares authorized;
     3,151,979 and 1,975,437 shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively              19,079,000          15,058,000
Retained earnings                                                         7,152,000           8,600,000
Accumulated other comprehensive (loss) income                              (127,000)            159,000
                                                                      ---------------------------------

        Total stockholders' equity                                       26,104,000          23,817,000
                                                                      ---------------------------------

        Total liabilities and stockholders' equity                    $ 375,433,000       $ 331,087,000
                                                                      =================================

See notes to unaudited consolidated financial statements.

                       Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                          --------------------------------
                                                              2003                2002
                                                          --------------------------------
Interest income:
     Loans                                                $  11,931,000      $  10,908,000
     Securities held to maturity
       Taxable                                                  968,000            998,000
       Non-taxable                                              526,000            534,000
     Securities available for sale                              361,000            496,000
     Other interest-earning assets                              155,000            271,000
                                                          --------------------------------
          Total interest income                              13,941,000         13,207,000
                                                          --------------------------------

Interest expense:
     Deposits                                                 3,359,000          3,929,000
     Borrowed money                                              66,000             19,000
                                                          --------------------------------
          Total interest expense                              3,425,000          3,948,000
                                                          --------------------------------

Net interest income before provision for loan losses         10,516,000          9,259,000
Provision for loan losses                                       315,000            100,000
                                                          --------------------------------
Net interest income after provision for loan losses          10,201,000          9,159,000
                                                          --------------------------------

Noninterest income:
     Fees and service charges                                 1,563,000          1,296,000
     Gain on sales of mortgage loans                            402,000            191,000
     Miscellaneous                                              286,000            175,000
                                                          --------------------------------
           Total noninterest income                           2,251,000          1,662,000
                                                          --------------------------------

Noninterest expenses:
     Salaries and employee benefits                           3,990,000          3,426,000
     Occupancy, net                                             537,000            491,000
     Equipment                                                  544,000            477,000
     Data processing                                            667,000            498,000
     Advertising                                                197,000            188,000
     FDIC insurance premium                                      36,000             32,000
     Amortization of intangible assets                           32,000             34,000
     Charitable contributions                                   351,000            327,000
     Stationery and supplies                                    171,000            175,000
     Miscellaneous                                            1,898,000          1,631,000
                                                          --------------------------------
          Total noninterest expenses                          8,423,000          7,279,000
                                                          --------------------------------

Income before income tax expense                              4,029,000          3,542,000
Income tax expense                                            1,419,000          1,217,000
                                                          --------------------------------
Net income                                                $   2,610,000      $   2,325,000
                                                          ================================

Basic earnings per share                                  $        0.83      $        0.76
                                                          ================================
Diluted earnings per share                                $        0.82      $        0.75
                                                          ================================

Weighted average number of common shares outstanding          3,134,131          3,066,623
                                                          ================================
Weighted average number of diluted common
     shares outstanding                                       3,173,463          3,092,527
                                                          ================================

Share data has been restated to reflect a 3 for 2 stock split that occured on July 1, 2003 and a 5% stock dividend declared September 16, 2003 and payable November 15, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                          ------------------------------
                                                              2003              2002
                                                          ------------------------------
Interest income:
     Loans                                                $  4,061,000      $  3,762,000
     Securities held to maturity
       Taxable                                                 247,000           360,000
       Non-taxable                                             172,000           183,000
     Securities available for sale                             179,000           147,000
     Other interest-earning assets                              46,000           115,000
                                                          ------------------------------
          Total interest income                              4,705,000         4,567,000
                                                          ------------------------------

Interest expense:
     Deposits                                                1,038,000         1,318,000
     Borrowed money                                             32,000             6,000
                                                          ------------------------------
          Total interest expense                             1,070,000         1,324,000
                                                          ------------------------------

Net interest income before provision for loan losses         3,635,000         3,243,000
Provision for loan losses                                       90,000            30,000
                                                          ------------------------------
Net interest income after provision for loan losses          3,545,000         3,213,000
                                                          ------------------------------

Noninterest income:
     Fees and service charges                                  536,000           437,000
     Gain on sales of mortgage loans                           164,000            58,000
     Miscellaneous                                              77,000            38,000
                                                          ------------------------------
           Total noninterest income                            777,000           533,000
                                                          ------------------------------

Noninterest expenses:
     Salaries and employee benefits                          1,393,000         1,171,000
     Occupancy, net                                            181,000           163,000
     Equipment                                                 179,000           164,000
     Data processing                                           251,000           166,000
     Advertising                                                72,000            51,000
     FDIC insurance premium                                     12,000            11,000
     Amortization of intangible assets                          11,000            11,000
     Charitable contributions                                  117,000           120,000
     Stationery and supplies                                    69,000            59,000
     Miscellaneous                                             650,000           540,000
                                                          ------------------------------
          Total noninterest expenses                         2,935,000         2,456,000
                                                          ------------------------------

Income before income tax expense                             1,387,000         1,290,000
Income tax expense                                             492,000           454,000
                                                          ------------------------------
Net income                                                $    895,000      $    836,000
                                                          ==============================

Basic earnings per share                                  $       0.28      $       0.27
                                                          ==============================
Diluted earnings per share                                $       0.28      $       0.27
                                                          ==============================

Weighted average number of common shares outstanding         3,147,443         3,092,036
                                                          ==============================
Weighted average number of diluted common
     shares outstanding                                      3,197,693         3,118,138
                                                          ==============================

Share data has been restated to reflect a 3 for 2 stock split that occured on July 1, 2003 and a 5% stock dividend declared September 16, 2003 and payable November 15, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         -----------------------------------
                                                                               2003                2002
                                                                         -----------------------------------
Cash flows from operating activities:
     Net income                                                          $    2,610,000       $    2,325,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                499,000              421,000
         Amortization of premiums and accretion of discounts, net               637,000              229,000
         Accretion of deferred loan fees                                       (126,000)             (35,000)
         Provision for loan losses                                              315,000              100,000
         Originations of mortgage loans held for sale                       (32,317,000)         (16,986,000)
         Proceeds from sale of mortgage loans                                33,955,000           19,151,000
         Gain on sale of mortgage loans held for sale                          (402,000)            (191,000)
         Gain on sale of fixed assets                                           (54,000)                  --
         Gain on sale of securities available for sale                          (49,000)                  --
         Deferred income tax benefit                                            (63,000)            (154,000)
         Amortization of intangibles                                             32,000               34,000
         Increase in accrued interest receivable                                (64,000)             (99,000)
         (Increase) decrease in other assets                                   (599,000)              57,000
         (Decrease) increase in other liabilities                               (18,000)             291,000
                                                                         -----------------------------------
             Net cash provided by operating activities                        4,356,000            5,143,000
                                                                         -----------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                              (31,643,000)          (3,208,000)
     Proceeds from maturities and principal repayments
        on securities available for sale                                      4,138,000            2,344,000
     Proceeds from calls and sales of securities available for sale           4,271,000            2,903,000
     Purchase of securities held to maturity                                (21,027,000)         (27,318,000)
     Proceeds from maturities and principal repayments
        on securities held to maturity                                       14,374,000            4,600,000
     Proceeds from call on securities held to maturity                       13,375,000            6,630,000
     Purchase of FHLB-NY stock                                                 (263,000)            (173,000)
     Net increase in loans                                                  (36,306,000)         (18,297,000)
     Sales of premises and equipment                                            227,000               19,000
     Additions to premises and equipment                                       (350,000)            (321,000)
                                                                         -----------------------------------
         Net cash used in investing activities                              (53,204,000)         (32,821,000)
                                                                         -----------------------------------

Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                             9,594,000            6,444,000
     Net increase in interest-bearing deposits                               23,779,000           33,326,000
     Net increase in securities sold under agreements
           to repurchase                                                      1,704,000              576,000
     Issuance of Trust Preferred Securities                                   7,000,000                   --
     Purchase of treasury stock                                                      --             (164,000)
     Cash dividends paid on common stock                                       (606,000)            (499,000)
     Options exercised                                                           59,000              344,000
     Common stock issued under stock plans                                      429,000              369,000
                                                                         -----------------------------------
         Net cash provided by financing activities                           41,959,000           40,396,000
                                                                         -----------------------------------

Net (decrease) increase in cash and cash equivalents                         (6,889,000)          12,718,000
Cash and cash equivalents - beginning                                        33,418,000           34,074,000
                                                                         -----------------------------------
Cash and cash equivalents - ending                                       $   26,529,000       $   46,792,000
                                                                         ===================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                              $    3,560,000       $    3,700,000
     Cash paid during the year for income taxes                               1,482,000            1,351,000

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                         For the Nine Months Ended September 30, 2003
                                          -----------------------------------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                              Common Stock             Retained        Income,
                                           Shares         Amount       Earnings           Net           Total
                                          -----------------------------------------------------------------------
Balance -- December 31, 2002              1,975,437   $ 15,058,000   $  8,600,000    $    159,000    $ 23,817,000
Dividends paid                                   --             --       (606,000)             --        (606,000)
Stock split - 3 for 2                       997,129             --             --              --              --
5% stock dividend (payable
     November 15, 2003)                     150,094      3,452,000     (3,452,000)             --              --
Common stock issued under stock plans        23,863        429,000             --              --         429,000
Exercise of stock options                     5,456         59,000             --              --          59,000
Tax Benefit - exercise of stock options          --         81,000             --              --          81,000
Comprehensive income:
   Net income for the nine months
     ended September 30, 2003                    --             --      2,610,000              --       2,610,000
   Unrealized holding losses on
    securities available for sale
    arising during the period
    (net tax benefit of $184,000)                --             --             --        (286,000)       (286,000)
                                                                                                     ------------
Total comprehensive income, net of tax                                                                  2,324,000

                                          -----------------------------------------------------------------------
Balance -- September 30, 2003             3,151,979   $ 19,079,000   $  7,152,000    $   (127,000)   $ 26,104,000
                                          =======================================================================

                                                         For the Nine Months Ended September 30, 2002
                                       --------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                             Common Stock             Treasury Stock         Retained       Income,
                                         Shares        Amount      Shares       Amount      Earnings          Net          Total
                                       --------------------------------------------------------------------------------------------
Balance -- December 31, 2001           1,829,231   $ 12,638,000         --   $       --   $  7,886,000   $     29,000  $ 20,553,000
Dividends paid                                --             --         --           --       (499,000)            --      (499,000)
Treasury stock                                                                   (8,832)      (164,000)                    (164,000)
5% stock dividend (payable
     November 15, 2002)                   93,730      1,734,000        (56)      (1,000)    (1,733,000)                          --
Common stock issued under stock plans     13,333        234,000      7,723      135,000             --             --       369,000
Exercise of stock options                 32,035        344,000                                                             344,000
Comprehensive income:
   Net income for the nine months
     ended September 30, 2002                 --             --         --           --      2,325,000             --     2,325,000
   Unrealized holding gains on
    securities available for sale
    arising during the period
    (net tax of $83,000)                      --             --         --           --             --        130,000       130,000
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                    2,455,000

                                       --------------------------------------------------------------------------------------------
Balance -- September 30, 2002          1,968,329   $ 14,950,000     (1,165)  $  (30,000)  $  7,979,000   $    159,000  $ 23,058,000
                                       ============================================================================================

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

                                                                       Nine Months Ended               Three Months Ended
                                                                          September 30,                   September 30,
                                                                     2003             2002             2003           2002
                                                                ------------------------------    ----------------------------
Net Income:
      Net income as reported                                    $   2,610,000    $   2,325,000    $     895,000  $     836,000
      Total stock-based compensation expense determined
        under fair value based method for all awards,
        net of related tax effects                                    (43,000)         (29,000)         (15,000)       (15,000)
                                                                -------------    -------------    -------------  -------------
      Pro forma net income                                      $   2,567,000    $   2,296,000    $     880,000  $     821,000
                                                                =============    =============    =============  =============

Earnings per share:
      As reported Basic earnings per share                      $        0.83    $        0.76    $        0.28  $        0.27
      As reported Diluted earnings per share                             0.82             0.75             0.28           0.27
      Pro forma Basic earnings per share                                 0.82             0.75             0.28           0.27
      Pro forma Diluted earnings per share                               0.81             0.74             0.28           0.26

The fair value of options granted for employees and directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                               Directors          Employee        Employee           Employee        Employee
                                             Stock Options     Stock Options    Stock Options     Stock Options   Stock Options
                                                 2001               2000            1999               1998            1997
                                             ----------------------------------------------------------------------------------
          Dividend yield                          1.62%              1.57%           1.25%              1.12%           1.15%
          Expected volatility                    39.76%             20.27%          23.63%             16.24%          14.07%
          Risk-free interest rate                 5.07%              5.16%           6.65%              5.58%           6.64%
          Expected Life                        7 years            7 years         7 years            7 years         7 years
          Fair value at grant date              $ 4.04             $ 2.96          $ 3.46             $ 2.03          $ 1.92

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

      The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 2003 and December 31, 2002. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                                         September 30, 2003
                                              -----------------------------------------------------------------------
                                                                    Gross              Gross
                                               Amortized         Unrealized          Unrealized            Carrying
                                                  Cost              Gains              Losses                Value
                                              -----------------------------------------------------------------------
U.S. Treasury securities                      $   505,000          $     --          $     5,000          $   500,000
U.S. Government agencies                       17,024,000            29,000               94,000           16,959,000
Obligations of state and political
     subdivisions                               1,163,000            15,000                5,000            1,173,000
Mortgage-backed securities                     17,031,000            62,000              214,000           16,879,000
                                              -----------------------------------------------------------------------
                                              $35,723,000          $106,000          $   318,000          $35,511,000
                                              =======================================================================

                                                                         December 31, 2002
                                              -----------------------------------------------------------------------
                                                                    Gross              Gross
                                               Amortized         Unrealized          Unrealized            Carrying
                                                  Cost              Gains              Losses                Value
                                              -----------------------------------------------------------------------
U.S. Government agencies                        2,706,000            27,000                   --            2,733,000
Obligations of state and political
     subdivisions                                 797,000            24,000                   --              821,000
Mortgage-backed securities                      9,050,000           208,000                   --            9,258,000
                                              -----------------------------------------------------------------------
                                              $12,553,000          $259,000          $        --          $12,812,000
                                              =======================================================================

Note 4. Securities Held to Maturity

      The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 2003 and December 31, 2002. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                          September 30, 2003
                                              -------------------------------------------------------------------------
                                                                     Gross                Gross              Estimated
                                               Carrying            Unrealized          Unrealized              Fair
                                                 Value               Gains                Losses               Value
                                              -------------------------------------------------------------------------
U.S. Treasury securities                      $ 1,012,000          $   60,000          $        --          $ 1,072,000
U.S. Government agencies                       13,123,000             106,000               23,000           13,206,000
Obligations of state and political
     subdivisions                              19,600,000             281,000               58,000           19,823,000
Mortgage-backed securities                     19,906,000             757,000                   --           20,663,000
                                              -------------------------------------------------------------------------
                                              $53,641,000          $1,204,000          $    81,000          $54,764,000
                                              =========================================================================

                                                                           December 31, 2002
                                              -------------------------------------------------------------------------
                                                                     Gross                Gross              Estimated
                                               Carrying            Unrealized          Unrealized              Fair
                                                 Value               Gains                Losses               Value
                                              -------------------------------------------------------------------------
U.S. Treasury securities                      $ 1,514,000          $   70,000          $        --          $ 1,584,000
U.S. Government agencies                       13,125,000             182,000                                13,307,000
Obligations of state and political
     subdivisions                              20,060,000             712,000                   --           20,772,000
Mortgage-backed securities                     26,188,000             462,000               40,000           26,610,000
                                              -------------------------------------------------------------------------
                                              $60,887,000          $1,426,000          $    40,000          $62,273,000
                                              =========================================================================

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

                                                      September 30,              December 31,
                                                          2003                       2002
                                                     ----------------------------------------
Mortgage
     Residential                                     $  43,805,000              $  39,705,000
     Commercial                                        106,195,000                 88,593,000
Commercial                                              43,903,000                 38,228,000
Equity                                                  16,673,000                 12,471,000
Installment                                             42,009,000                 37,293,000
Other                                                      221,000                    241,000
                                                     ----------------------------------------
        Total loans                                    252,806,000                216,531,000
                                                     ----------------------------------------

Less: Deferred loan fees                                   319,000                    263,000
      Allowance for loan losses                          2,791,000                  2,689,000
                                                     ----------------------------------------
                                                         3,110,000                  2,952,000
                                                     ----------------------------------------

        Loans, net                                   $ 249,696,000              $ 213,579,000
                                                     ========================================

Note 6. Allowance for loan losses

                                                         Nine Months Ended September 30,
                                                          2003                       2002
                                                     ----------------------------------------
Balance, beginning of period                         $   2,689,000              $   2,602,000
Provision charged to operations                            315,000                    100,000
Recoveries of loans charged off                                 --                      9,000
Loans charged off                                         (213,000)                   (18,000)
                                                     ----------------------------------------

Balance, end of period                               $   2,791,000              $   2,693,000
                                                     ========================================

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

                                                       September 30,    December 31,
                                                           2003             2002
                                                       -------------    ------------
Impaired loans
    With related allowance for loan losses             $    906,000     $    499,000
    Without related allowance for loan losses               202,000          848,000
                                                       ------------     ------------
Total impaired loans                                   $  1,108,000     $  1,347,000
                                                       ============     ============

Related allowance for loan losses                      $     70,000     $    189,000
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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                              Three Months               Nine Months
                                           Ended September 30,      Ended September 30,
                                            2003         2002        2003        2002
                                            ----         ----        ----        ----
Net income                                 $  895       $  836      $2,610      $2,325

Weighted average shares                     3,147        3,092       3,134       3,067
Effect of dilutive stock options               51           26          39          26
                                           ------       ------      ------      ------
Total weighted average dilutive shares      3,198        3,118       3,173       3,093

Basic earnings per share                   $ 0.28       $ 0.27      $ 0.83      $ 0.76
Diluted earnings per share                 $ 0.28       $ 0.27      $ 0.82      $ 0.75

All share and per share amounts have been restated to reflect a 5% stock dividend payable November 15, 2003 and a 3 for 2 stock split that occurred on July 1, 2003.

Note 9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2003 and 2002 was $2.3 million and $2.5 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

Note 10. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") was issued in May 2003. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of SFAS No. 150 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") was issued on April 30, 2003. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Corporation's consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Stewardship Statutory Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Stewardship Statutory Trust I, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2003, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by Stewardship Statutory Trust I in Tier 1 capital, the Corporation would remain "well capitalized."

On October 9, 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003.

The adoption of FIN 46 is not expected to have a significant effect on the Corporation's consolidated financial statements.

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

                        Stewardship Financial Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This quartely report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation's interest rate spread or other income anticipated from operations and investments. As used in this quarterly report on Form 10-Q, "we" and "us" and "our" refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors periodically review this critical policy and its application.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

Financial Condition

Total assets increased by $44.3 million, or 13.4%, from $331.1 million at December 31, 2002 to $375.4 million at September 30, 2003. Net loans increased $36.1 million and securities available for sale increased $22.7 million, partially offset by a decrease of $7.2 million in securities held to maturity and a decrease of $6.9 million in cash and cash equivalents. The composition of the loan portfolio is basically unchanged at September 30, 2003 when compared with the portfolio at December 31, 2002.

Total deposits totaled $336.1 million at September 30, 2003, an increase of $33.4 million, or 11.0%, from $302.7 million at December 31, 2002. Interest-bearing deposits increased $23.8 million, or 10.2%, to $257.2 million at September 30, 2003 and noninterest-bearing deposits increased $9.6 million, or 13.8%, to $78.9 million at September 30, 2003. The net increase in deposits can be attributed to customers being attracted to the safety and liquidity of banking products.

The Corporation's main focus during the first nine months was to manage its liquidity position by redeploying principal repayments, maturities and calls in the investment portfolio into the loan portfolio and securities held for sale. The Corporation continues to enhance the product line of the Bank. Management developed an escrow product during the first quarter of 2003 which provides for tracking and accounting for transactions on a subaccount basis. Management completed a conversion to check imaging that provides customers with images of paid checks instead of returning original checks. In addition to creating an efficient research system, the imaging system was integrated into our Online Banking system in June 2003. This provides online customers access to images of paid checks simply by clicking on the detail of their online transaction statement. Management believes that these new products continue to enhance the delivery channels and products being offered to existing and new customers.

On September 17, 2003, the Corporation, through a newly formed, wholly-owned subsidiary, Stewardship Statutory Trust I, a Connecticut statutory business trust, completed a private issuance of $7.0 million in trust-preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust-preferred securities bear a fixed rate of interest of 6.75% until September 15, 2008, and then convert to a floating rate of LIBOR plus 2.95% reset quarterly until maturity. Under the current capital guidelines of the Federal Reserve, these preferred securities qualify for inclusion in Tier 1 capital. The securities are callable at par value beginning September 2008. Following this transaction, the Corporation completed a capital contribution of $3.0 million to Atlantic Stewardship Bank to be used to support the Bank's growth strategies.

The Corporation has also announced the future opening of the ninth branch of the Bank. It is anticipated that this branch will open for operations in November 2003. It is located in Wayne, Passaic County, New Jersey and represents the third branch location in this town. The branch will also house the commercial and consumer lending operations for the organization.

Results of Operations
Nine Months Ended September 30, 2003 and 2002

General

The Corporation reported net income of $2.6 million, or $0.82 diluted earnings per share for the nine months ended September 30, 2003, compared to $2.3 million, or $0.75 diluted earnings per share for the same period in 2002. The $285,000 increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and an increase in the provision for loan loss.

Net interest income

Net interest income increased $1.3 million, or 13.6%, for the nine months ended September 30, 2003 as compared with the corresponding period in 2002. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $736,000, or 5.5%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the low interest rate environment experienced since the fourth quarter of 2001, tax equivalent yields on interest earning assets continued to fall 80 basis points from 6.50% for the nine months ended September 30, 2002 to 5.70% for the same period in 2003. The average balance on interest-earning assets increased $56.2 million, or 20.3%, from $276.5 million for the nine months ended September 30, 2002 to $332.7 million for the same period in 2003, primarily caused by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $41.4 million to an average $237.0 million for the nine months ended September 30, 2003, from an average $195.5 million for the comparable period in 2002. The Corporation also increased its taxable investment portfolio by $15.8 million to an average of $74.2 million at September 30, 2003.

Interest paid on deposits and borrowed money decreased by $523,000, or 13.2%, due primarily to a decrease in cost of funds related to the general low interest rate environment. The average balance of total interest-bearing deposits increased to $252.7 million for the nine months ended September 30, 2003 from $211.3 million for the comparable 2002 period, primarily as a result of the Corporation's expanding customer base and the overall flight to quality with investors seeking safe investment alternatives to the stock market. Yields on deposits and borrowed money decreased from 2.50% for the nine month period ended September 30, 2002 to 1.81% for the comparable period in 2003.

                   Analysis of Net Interest Income (Unaudited)

                     For the Nine Months Ended September 30,

                                                                   2003                                   2002
                                                   ------------------------------------     ------------------------------
                                                                                Average                            Average
                                                                  Interest       Rates                  Interest    Rates
                                                   Average        Income/       Earned/     Average     Income/    Earned/
                                                   Balance        Expense        Paid       Balance     Expense     Paid
                                                   -------        -------        ----       -------     -------     ----
                                                                             (Dollars in thousands)
Assets

Interest-earning assets:
Loans(1)                                          $236,958       $  11,931       6.73%     $195,509     $10,908     7.46%
Taxable investment securities(1)                    53,992           1,309       3.24        38,767       1,461     5.04
Tax-exempt investment securities(1)(2)              20,205             788       5.21        19,560         807     5.52
Other interest-earning assets                       21,549             155       0.96        22,663         271     1.60
                                                  --------       ---------                 --------     -------
Total interest-earning assets                      332,704          14,183       5.70       276,499      13,447     6.50
                                                                 ---------                              -------
Non-interest-earning assets:
Allowance for loan losses                           (2,833)                                  (2,652)
Other assets                                        20,918                                   19,129
                                                  --------                                 --------
Total assets                                      $350,789                                 $292,976
                                                  ========                                 ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                  $113,290       $     839       0.99%     $ 95,947     $   976     1.36%
Savings deposits                                    40,924             243       0.79        29,629         225     1.02
Time deposits                                       93,995           2,277       3.24        85,001       2,728     4.29
Borrowing                                            4,447              66       1.98           772          19     3.29
                                                  --------       ---------                 --------     -------
Total interest-bearing liabilities                 252,656           3,425       1.81       211,349       3,948     2.50
                                                                 ---------                              -------
Non-interest-bearing liabilities:
Demand deposits                                     70,911                                   57,929
Other liabilities                                    2,062                                    1,857
Stockholders' equity                                25,160                                   21,841
                                                  --------                                 --------
Total liabilities and stockholders' equity        $350,789                                 $292,976
                                                  ========                                 ========

Net interest income(taxable equivalent basis)                    $  10,758                              $ 9,499
                                                                 =========                              =======

Net interest spread(taxable equivalent basis)                                    3.89%                              4.00%
                                                                                 ====                               ====

Net yield on interest-earning
  assets(taxable equivalent basis)(3)                                            4.32%                              4.59%
                                                                                 ====                               ====

----------
      (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

      (2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.

      (3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                                     2003           2002
                                                   (Dollars in thousands)
Reconciliation of net interest
income (tax equivalent basis):

Net interest income                                10,516          9,259
Tax equivalent basis adjustment                       242            240
                                                   ------          -----
Net interest income (tax equivalent basis)         10,758          9,499
                                                   ======          =====

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

The provision charged to operations totaled $315,000 and $100,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase in the provision was primarily due to the strong growth in loans experienced during the first nine months of 2003 and a chargeoff in the amount of $163,000. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $589,000, or 35.4%, from $1.7 million for the nine month period ending September 30, 2002 to $2.3 million for the comparable period in 2003. Deposit related fees increased $267,000 due to an increase in the deposit base and income derived from the merchant credit card processing and debit card programs. Increases in mortgage activity and the volume of mortgage loans sold contributed to an increase of $211,000 in the gain on sales of mortgage loans. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, Hawthorne, New Jersey. This strategy did not materialize, the Corporation opened a branch on Goffle Road, Hawthorne, New Jersey, and management found it no longer could utilize the additional property. In addition, the Corporation realized gains on sales of securities available for sale in the amount of $49,000.

Noninterest expense

Noninterest expense increased by approximately $1.1 million, or 15.7%, to $8.4 million for the nine months ended September 30, 2003, compared to $7.3 million for the same period in 2002 . Salaries and employee benefit expense, the major component of noninterest expense, increased $564,000, or 16.5%, during the nine months ended September 30, 2003. This increase was due to increases in staffing in the lending department and deposit and branch operations areas and general increases for merit and performance. Occupancy and equipment expense increased $113,000, or 11.7%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $169,000, or 33.9%, due to the increase in the Corporation's deposit base, the enhancements to our online banking and bill payment functions and the implementation of the check imaging upgrade. Miscellaneous expenses increased $267,000, or 16.4% to provide for the general growth of the Corporation.

Income taxes

Income tax expense totaled $1.4 million for the nine months ended September 30, 2003, for an effective tax rate of 35.2%. For the nine months ended September 30, 2002, income tax expense totaled $1.2 million, for an effective tax rate of 34.4%.

Results of Operations
Three Months Ended September 30, 2003 and 2002

General

The Corporation reported net income of $895,000, or $0.28 diluted earnings per share, for the three months ended September 30, 2003, compared to $836,000, or $0.27, diluted earnings per share for the same period in 2002. The $59,000 increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and an increase in the provision for loan loss.

Net interest income

Net interest income increased $392,000, or 12.1%, for the three months ended September 30, 2003 as compared with the corresponding period in 2002. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $135,000, or 2.9%, primarily due to an increase in the average earning assets, offset by a decrease in the yields on interest-earning assets. Due to the low interest rate environment experienced since the fourth quarter of 2001, tax equivalent yields on interest earning assets continued to fall 86 basis points from 6.31% for the three months ended September 30, 2002 to 5.45% for the same period in 2003. The average balance on interest-earning assets increased $56.4 million, or 19.3%, from $292.2 million for the three months ended September 30, 2002 to $348.6 million for the same period in 2003, primarily caused by an increase to the Corporation's average deposit base. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $46.2 million to an average $246.6 million for the three months ended September 30, 2003, from an average $200.3 million for the comparable period in 2002. The Corporation also increased its investment portfolio by $16.1 million to an average $79.3 million at September 30, 2003.

Interest paid on deposits and borrowed money decreased by $254,000, or 19.2%, due primarily to a decrease in cost of funds related to the general low interest rate environment. The average balance of total interest-bearing deposits increased to $262.7 million for the three months ended September 30, 2003 from $223.9 million for the comparable 2002 period, primarily as a result of the Corporation's expanding customer base. Yields on deposits and borrowed money decreased from 2.35% for the three month period ended September 30, 2002 to 1.62% for the comparable period in 2003.

                  Analysis of Net Interest Income (Unaudited)

                    For the Three Months Ended September 30,

                                                                   2003                                    2002
                                                   -----------------------------------     ------------------------------------
                                                                               Average                                  Average
                                                                 Interest       Rates                    Interest        Rates
                                                   Average        Income/      Earned/     Average        Income/       Earned/
                                                   Balance        Expense       Paid       Balance        Expense        Paid
                                                   -------        -------       ----       -------        -------        ----
                                                                             (Dollars in thousands)
Assets

Interest-earning assets:
Loans(1)                                          $ 246,572      $   4,061      6.53%     $ 200,331      $   3,762       7.45%
Taxable investment securities(1)                     59,025            419      2.82         42,724            496       4.61
Tax-exempt investment securities(1)(2)               20,245            259      5.08         20,461            277       5.37
Other interest-earning assets                        22,778             46      0.80         28,671            115       1.59
                                                  ---------      ---------                ---------      ---------
Total interest-earning assets                       348,620          4,785      5.45        292,187          4,650       6.31
                                                                 ---------                               ---------
Non-interest-earning assets:
Allowance for loan losses                            (2,920)                                 (2,679)
Other assets                                         21,289                                  19,565
                                                  ---------                               ---------
Total assets                                      $ 366,989                               $ 309,073
                                                  =========                               =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                  $ 120,954      $     237      0.78%     $ 101,314      $     353       1.38%
Savings deposits                                     42,919             76      0.70         31,507             80       1.01
Time deposits                                        93,354            725      3.08         90,143            885       3.90
Borrowing                                             5,469             32      2.32            925              6       2.57
                                                  ---------      ---------                ---------      ---------
Total interest-bearing liabilities                  262,696          1,070      1.62        223,889          1,324       2.35
                                                                 ---------                               ---------
Non-interest-bearing liabilities:
Demand deposits                                      76,249                                  60,482
Other liabilities                                     2,208                                   2,015
Stockholders' equity                                 25,836                                  22,687
                                                  ---------                               ---------
Total liabilities and stockholders' equity        $ 366,989                               $ 309,073
                                                  =========                               =========

Net interest income(taxable equivalent basis)                    $   3,715                               $   3,326
                                                                 =========                               =========

Net interest spread(taxable equivalent basis)                                   3.83%                                    3.97%
                                                                                ====                                     ====

Net yield on interest-earning
  assets(taxable equivalent basis)(3)                                           4.23%                                    4.52%
                                                                                ====                                     ====

----------
      (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

      (2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.

      (3) Net interest income(taxable equivalent basis) divided by average interest-earning assets.

                                                      2003          2002
                                                    (Dollars in thousands)
Reconciliation of net interest income
(tax equivalent basis):

Net interest income                                  3,635         3,243
Tax equivalent basis adjustment                         80            83
                                                     -----         -----
Net interest income(tax equivalent basis)            3,715         3,326
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

The provision charged to operations totaled $90,000 and $30,000 during the three months ended September 30, 2003 and 2002, respectively. The increase in the provision was due primarily to the continued growth in the loan portfolio. In addition, the Corporation experienced a charge off of $163,000. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $244,000, or 45.8%, from $533,000 for the three month period ended September 30, 2002 to $777,000 for the comparable period in 2003. Deposit related fees increased $99,000 due to an increase in the deposit base and income derived from the merchant credit card processing and debit card programs. Increases in mortgage activity and the volume of mortgage loans sold attributed to an increase of $106,000 in the gain on sales of mortgage loans.

Noninterest expense

Noninterest expense increased by approximately $479,000, or 19.5%, to $2.9 million for the three months ended September 30, 2003, compared to $2.5 million for the same period in 2002. Salaries and employee benefit expense, the major component of noninterest expense, increased $222,000, or 19.0%, during the three months ended September 30, 2003. This increase was due to increases in staffing in the lending department and deposit and branch operations areas and general increases for merit and performance. Occupancy and equipment expense increased $33,000, or 10.1%, primarily due to the increase in branch facilities. Data processing expense increased $85,000, or 51.2% due to the increase in the Corporation's deposit base, the enhancements to online banking and bill payment functions and the implementation of a check imaging upgrade. Miscellaneous expenses increased $110,000, or 20.4%, primarily caused by increased costs associated with the general growth of the Corporation.

Income taxes

Income tax expense totaled $492,000 for the three months ended September 30, 2003, for an effective tax rate of 35.5%. For the three months ended September 30, 2002, income tax expense totaled $454,000, for an effective tax rate of 35.2%.

Asset Quality

The Corporation's principal earning assets are its loans to businesses and individuals located in northern New Jersey. Inherent in the lending function is the risk of deterioration in the ability of borrowers to repay their loans under their existing loan agreements. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

                                               09/30/03        06/30/03        03/31/03        12/31/02
                                               --------        --------        --------        --------
                                                               (Dollars in Thousands)
Nonaccrual loans:(1)                           $    245        $    407        $    409        $    495
Loans past due 90 days or more:(2)                   22              19               4               4
Restructured loans:                                 841             832             854             848
                                               --------        --------        --------        --------
     Total nonperforming loans                 $  1,108        $  1,258        $  1,304        $  1,347
                                               ========        ========        ========        ========

Allowance for loan losses                      $  2,791        $  2,885        $  2,788        $  2,689
                                               ========        ========        ========        ========

Nonaccrual loans to total loans                    0.10%           0.17%           0.18%           0.23%
Nonperforming loans to total loans                 0.44%           0.53%           0.56%           0.62%
Nonperforming loans to total assets                0.30%           0.35%           0.39%           0.41%
Allowance for loan losses to total loans           1.10%           1.22%           1.19%           1.24%

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

There were no loans at September 30, 2003 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 2003.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50% and 100%) were established for application to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2003 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at September 30, 2003.

                                         Required        Actual          Excess
                                         --------        ------          ------
Risk-based Capital
   Tier 1                                  4.00%          13.11%          9.11%
   Total                                   8.00%          14.22%          6.22%
   Leverage Ratio                          4.00%           9.00%          5.00%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2003, the Corporation has outstanding loan commitments of $32.5 million and unused lines and letters of credit totaling $56.1 million. Certificates of deposit scheduled to mature in one year or less, at September 30, 2003, totaled $52.3 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $6.9 million during the first nine months of 2003. Operating activities and financing activities provided $4.4 million and $42.0 million, respectively. These amounts were offset by $53.2 million in investing activities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information


Item 2.  Changes in Securities and Use of Proceeds

On September 17, 2003, the Corporation, through a newly formed, wholly-owned subsidiary, Stewardship Statutory Trust I (the "Trust"), a Connecticut statutory business trust, completed a private placement of $7.0 million of Fixed/Floating Rate Capital Securities (the "Trust Preferred Securities"). An aggregate of 7,000 Trust Preferred Securities were issued at $1,000.00 per Trust Preferred Security. FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. were placement agents of the Trust Preferred Securities. The Trust issued and sold the Trust Preferred Securities to Preferred Term Securities XI, Ltd. The Trust Preferred Securities were aggregated with other similar securities for resale to institutional and retail investors. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8K

      (a)   Exhibits

                  See exhibit index

      (b)   Reports on Form 8-K

                  1) On July 21, 2003, the Corporation filed a current report on Form 8-K, attaching a press release reporting results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation


Date: November 14, 2003                   By:/s/ Paul Van Ostenbridge
      ---------------------                  -----------------------------------
                                             Paul Van Ostenbridge
                                             President and Chief Executive
                                               Officer
                                             (authorized officer on behalf
                                               of registrant)


Date: November 14, 2003                   By: /s/ Julie E. Holland
      ---------------------                  -----------------------------------
                                             Julie E. Holland
                                             Vice President and Treasurer
                                             (principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION

10.1              Placement Agreement dated September 9, 2003.

31.1 Certification of Paul Van Ostenbridge required by Rule 13a-14(a) or Rule 15d-14(a)

31.2              Certification of Julie Holland required by
                  Rule 13a-14(a) or Rule 15d-14(a)

32.1              Certification of Paul Van Ostenbridge and
                  Julie Holland required by Rule 13a-14(b) or Rule 15d-14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350