Form 10-K
period 2003-12-31
STEWARDSHIP FINANCIAL CORP
filed 2004-03-30
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

       Registrant's telephone number, including area code: (201) 444-7100

        Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

       ------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was $40,854,000.

As of March 15, 2004, 3,154,217 shares of the registrant's common stock were outstanding.

For the fiscal year ended December 31, 2003, the Issuer had total revenues of $21,809,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 6     Selected Financial Data         Registrant's Annual Report to Shareholders
                                           under the caption "Consolidated Financial
                                           Summary of Selected Financial Data."

Item 7     Management's Discussion         Registrant's Annual Report to Shareholders
           and Analysis of Financial       under the caption "Management's Discussion
           Condition and Results           and Analysis of Financial Condition and
           of Operations                   Results of Operations."

Item 7A    Quantitative and Qualitative    Registrant's Annual Report to Shareholders
           Disclosures About Market        under the caption "Management's Discussion
           Risk                            and Analysis of Financial Condition and
                                           Results of Operations - Market Risk".

Item 8     Financial Statements and        Registrant's Annual Report to  Shareholders
           Supplementary Data              under the caption "Consolidated Statements
                                           Financial  Condition."

Item 10    Directors and Executive         Proxy Statement for 2004 Annual Meeting
           Officers of the Company;        of Shareholders under the caption, "Section
           Compliance with Section         16(a) Beneficial Ownership Reporting
           16(a) of the Exchange Act       Compliance," to be filed no later than
                                            April 30, 2004.

Item 11    Executive Compensation          Proxy Statement for 2004 Annual Meeting
                                           of  Shareholders under the captions,
                                           "Compensation of Executive Officers"
                                           and "Annual Management Compensation
                                           and All Other Compensation," to be filed
                                           no later than April 30, 2004.

Item 12    Security Ownership of           Proxy Statement for 2004 Annual Meeting
           Certain Beneficial Owners       of Shareholders under the caption, "Stock
           and Management                  Ownership of Management and Principal
                                           Shareholders," to be filed no later than
                                           April 30, 2004.

Item 13    Certain Relationships and       Proxy Statement for 2004 Annual Meeting
           Related Transactions            of Shareholders under the caption, "Certain
                                           Relationships and Related Transactions," to
                                           be filed no later than April 30, 2004.

Item 14    Principal Accountant            Proxy Statement for 2004 Annual Meeting
           Fees and Services               of Shareholders under the Caption, "Fees
                                           Billed by KPMG During Fiscal 2003 and Fiscal
                                           2002," to be filed no later than April 30,
                                           2004.

                                     Part I

Item 1 - Business

General

      Stewardship Financial Corporation (the "Corporation" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the "Bank"). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended (the "New Jersey Banking Act"), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Corporation for each outstanding share of the common stock of the Bank. The only significant activity of the Corporation is ownership and supervision of the Bank.

      The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, leased space at 666 Godwin Avenue, Midland Park, New Jersey, and its eight branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 1111 Goffle Road, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 400 Hamburg Turnpike, Wayne New Jersey, 311 Valley Road, Wayne, New Jersey and, 249 Newark Pompton Turnpike, Pequannock, New Jersey. The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite ATM in the Christian Health Care Center, Wyckoff, New Jersey.

      The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432, and the telephone number is (201) 444-7100. Stewardship Investment Corp. is a wholly-owned non-bank subsidiary of the Bank, whose primary business is to own and manage the Bank's investment portfolio. In addition to the Bank, in 2003, the Corporation formed a second subsidiary, Stewardship Statutory Trust I for the purpose of issuing trust preferred securities.

Business of the Corporation

      The Corporation's primary business is the ownership and supervision of the Bank. The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Corporation structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic County, New Jersey. The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

      In addition, in forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders. This vision has been reflected in the Bank's tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian organizations and civic organizations in the communities where the Bank maintains branches.

Service Area

      The Corporation's service area primarily consists of the Bergen, Passaic and Morris County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and eight existing branch offices in Hawthorne, Ridgewood, Waldwick, Wayne and Pequannock, New Jersey.

Competition

      The Corporation competes for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Corporation. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents and companies located in the Corporation's service area. Certain of these institutions have significantly higher lending limits than the Corporation and provide services to their customers that the Corporation does not offer.

      Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Corporation's service area, customers and business.

Employees

      At December 31, 2003, the Corporation employed 95 full-time employees and 35 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Regulation of the Corporation

      BANK HOLDING COMPANY ACT. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to the regulation and supervision of the FRB. The Corporation is required to file with the FRB annual reports and other information showing that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("FSMA"). The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company ("FHC") under the BHCA. A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized and well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"). An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and "complementary" financial activities.

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

      The FSMA also required the issuance of regulations establishing standards governing the administrative, technical and physical safeguards of customer information. By July 1, 2001, all financial institutions had to have an information security program. Institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks, implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information, and internal or external threats to information security.

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

      INTERSTATE BANKING. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based holding companies. The second major provision of the Interstate Act permitted, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States could have, by legislation passed before June 1, 1997, opted out of the interstate bank merger provisions of the Interstate Act. In addition, states could have elected to opt in and allow interstate bank mergers prior to June 1, 1997. A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching. In April 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct business in New Jersey. The legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become increasingly able to acquire institutions located within the State of New Jersey.

Item 2. Properties

      The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, a lending office located at 666 Godwin Avenue, Midland Park, New Jersey, and its eight branch offices. The property located in Oakland, New Jersey has been leased for a future branch location, pending regulatory and local zoning approval. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2003.

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
Hawthorne, NJ

190 Franklin Avenue                                    Leased         09/30/07
Ridgewood, NJ

30 Franklin Turnpike                                   Leased         02/28/07
Waldwick, NJ

87 Berdan Avenue                                       Leased         06/30/09
Wayne, NJ

311 Valley Road                                        Leased         11/30/08
Wayne, NJ

249 Newark Pompton Turnpike                             Owned               --
Pequannock, NJ

1111 Goffle Road                                       Leased         05/31/06
Hawthorne, NJ

666 Godwin Avenue                                      Leased         10/31/08
Midland Park, NJ

306 Ramapo Valley Road                                 Leased         04/30/14
Oakland, New Jersey

400 Hamburg Turnpike                                   Leased         04/30/14
Wayne, New Jersey

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

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2003.

                                     Part II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

      The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "SSFN". As of December 31, 2003, there were 864 shareholders of record of the Common Stock.

      The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board for the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November 2002 and 2003 and a 3 for 2 stock split that occurred in July 2003.

                                                        Bid
                                                  ---------------
                                                                          Cash
                                                  High        Low       Dividend
                                                  ----        ---       --------

Year Ended December 31, 2003
Fourth quarter                                   $26.50      $20.95      $ 0.07
Third quarter                                     21.90       15.71        0.07
Second quarter                                    18.41       11.75        0.06
First quarter                                     12.16       11.49        0.06

Year Ended December 31, 2002
Fourth quarter                                   $12.00      $11.22      $ 0.06
Third quarter                                     11.62       10.72        0.06
Second quarter                                    11.32       10.19        0.05
First quarter                                     11.64        9.82        0.05

      The Corporation may pay dividends as declared from time to time by the Corporation's Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Corporation's main source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Corporation's ability to pay dividends. Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock or (ii) the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatory imposed minimums.

      During fiscal 2003, the Corporation paid quarterly cash dividends totaling $0.26 per share for an annual dividend payout ratio of 23.4%. During fiscal 2002, the Corporation paid quarterly cash dividends totaling $0.22 per share for an annual dividend payout ratio of 21.4%.

Item 6 - Selected Financial Data

      The information required by this item is incorporated by reference from page A-1 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Financial Summary of Selected Financial Data."

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is incorporated by reference from page A-14 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8 - Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference from page A-20 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"

Item 9 - Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

      None.

Item 9A - Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b) Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

      Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Code of Ethics

      The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation's Code of Ethical Conduct for Senior Financial Managers is posted on its website, www.asbnow.com.

Audit Committee and Audit Committee Financial Expert

      The members of our audit committee are Harold Dyer (Chairman), William Almroth, John J. Murphy, John L. Steen and Robert Turner. All members of our audit committee are "independent" for the purposes of Rule 4200(a)(15) of the NASD's listing standards. The Board of Directors has determined that John J. Murphy is an "audit committee financial expert" as defined by the Securities and Exchange Commission.

Item 11 - Executive Compensation

      Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders under the captions "Executive Compensation and All Other Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2003:

                      Equity Compensation Plan Information

                                                                                                              Number of
                                                                                                             securities
                                                                                                        remaining available
                                                                                                        for future issuance
                                              Number of securities                                          under equity
                                               to be issued upon                                         compensation plans
                                                  exercise of             Weighted-average exercise          (excluding
                                              outstanding options,      price of outstanding options,   securities reflected
                                            warrants and rights (a)        warrants and rights (b)       in column (a)) (c)
                                            -----------------------     -----------------------------   --------------------
Equity compensation plans approved by
security holders                                    127,482                         10.00                      224,418

Equity compensation plans not approved
by security holders                                       0                          0.00                      381,674

Total                                               127,482                         10.00                      606,092

     The equity compensation plans not approved by security holders are the Stock Bonus Plan and the Directors Stock Plan. The Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation. 60,304 shares have been reserved for issuance under this plan. The Corporation has not granted shares under this plan since 1998. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors' fees in shares of the Corporation's common stock, rather than in cash. In, 1997, the Corporation reserved 361,826 shares under this plan and issued 3,416 shares during 2003. Neither of these plans require a vesting period.

      Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Shareholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 13 - Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 14 - Principal Accountant Fees and Services

      Information concerning principal accountant fees and services will be included in the definitive Proxy Statement for the corporation's 2004 Annual Meeting of Shareholders under the caption "Fees Billed by KPMG During Fiscal 2003 and Fiscal 2002," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Part IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10(vii)     Amended and Restated 1995 Stock Option Plan (5)

10(viii)    Amended and Restated Director Stock Plan (5)

10(ix)      Dividend Reinvestment Plan (6)

10(x)       2001 Stock Option Plan For Non-Employee Directors (7)

13          Annual Report to Shareholders for the year ended December 31, 2003

21 Subsidiaries of the Registrant [You have a new subsidiary, please file a new Exhibit 21]

23          Consent of KPMG LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Vice President, Accounting pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Vice President, Accounting pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference from Exhibit 4(b) from the Corporation's Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.




      (b) Reports on Form 8-K

            On October 28, 2003, the Corporation filed a current report on Form 8-K, attaching a press release reporting results for the quarter ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STEWARDSHIP FINANCIAL CORPORATION


                                        By: /s/ Paul Van Ostenbridge
                                            ------------------------------------
                                                 Paul Van Ostenbridge
                                                 Chief Executive Officer
                                                 Dated: March 16, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Name                  Title                               Date
                    ----                  -----                               ----

        /s/ Paul Van Ostenbridge          Chief Executive Officer             March 16, 2004
      -------------------------------     (Principal Executive Officer)
      Paul Van Ostenbridge


        /s/ Julie E. Holland              Vice President, Accounting          March 16, 2004
      -------------------------------     (Principal Financial
      Julie E. Holland                    Officer and Principal
                                          Accounting Officer)


        /s/ William Almroth               Director                            March 16, 2004
      -------------------------------
      William Almroth


        /s/ Harold Dyer                   Director                            March 16, 2004
      -------------------------------
      Harold Dyer


        /s/ William Hanse                 Director                            March 16, 2004
      -------------------------------
      William Hanse


        /s/ Margo Lane                    Director                            March 16, 2004
      -------------------------------
      Margo Lane


        /s/ Arie Leegwater                Chairman of the Board               March 16, 2004
      -------------------------------
      Arie Leegwater


        /s/ John J. Murphy                Director                            March 16, 2004
      -------------------------------
      John J. Murphy


        /s/ John L. Steen                 Vice Chairman of the                March 16, 2004
      -------------------------------     Board
      John L. Steen


        /s/ Robert Turner                 Secretary and Director              March 16, 2004
      -------------------------------
      Robert Turner


        /s/ William J. VanderEems         Director                            March 16, 2004
      -------------------------------
      William J. VanderEems


        /s/ Abe Van Wingerden             Director                            March 16, 2004
      -------------------------------
      Abe Van Wingerden