Form 10-Q
period 2004-03-31
STEWARDSHIP FINANCIAL CORP
filed 2004-05-14
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

      Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares outstanding of the Issuer's Common Stock, no par value, as of May 4, 2004, net of treasury stock, was 3,162,817.

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1  -  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2004 (Unaudited) and December 31, 2003 ........       1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2004 and 2003 (Unaudited) ...........       2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2004 and 2003 (Unaudited) ...........       3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended  March 31, 2004 and
         March 31, 2003 (Unaudited) .................................       4

         Notes to Consolidated Financial Statements (Unaudited) .....  5 - 11

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ............................................. 12 - 19

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK ......................................      19

ITEM 4 -   CONTROLS AND PROCEDURES ..................................      19

PART II -  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...........................      20

SIGNATURES .......................................................... 21 - 25

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                   March 31,         December 31,
                                                                     2004               2003
                                                                 --------------------------------
                                                                  (Unaudited)
Assets

Cash and due from banks                                          $  14,883,000       $ 15,640,000
Other interest-earning assets                                        2,955,000          2,198,000
Federal funds sold                                                   5,250,000          1,300,000
                                                                 --------------------------------
       Cash and cash equivalents                                    23,088,000         19,138,000

Securities available for sale                                       58,814,000         61,305,000
Securities held to maturity; estimated fair value
    of $ 46,274,000 (2004) and $53,370,000 (2003)                   45,032,000         52,360,000
FHLB-NY stock, at cost                                               1,322,000          1,322,000
Loans, net of allowance for loan losses of
    of $ 2,964,000 (2004) and $2,888,000 (2003)                    264,218,000        258,776,000
Mortgage loans held for sale                                           484,000            576,000
Premises and equipment, net                                          3,530,000          3,637,000
Accrued interest receivable                                          1,857,000          1,863,000
Intangible assets, net of accumulated amortization of
    $540,000 (2004) and $530,000 (2003)                                210,000            220,000
Other assets                                                         1,963,000          2,571,000
                                                                 --------------------------------

       Total assets                                              $ 400,518,000       $401,768,000
                                                                 ================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                          $  75,817,000       $ 80,845,000
    Interest-bearing                                               264,751,000        260,693,000
                                                                 --------------------------------

       Total deposits                                              340,568,000        341,538,000

Other borrowings                                                    19,754,000         20,000,000
Subordinated debentures                                              7,217,000          7,217,000
Securities sold under agreements to repurchase                       3,094,000          3,547,000
Accrued expenses and other liabilities                               2,031,000          2,317,000
                                                                 --------------------------------

        Total liabilities                                          372,664,000        374,619,000
                                                                 --------------------------------

Commitments and contingencies                                               --                 --

Stockholders' equity
Common stock, no par value; 5,000,000 shares authorized;
     3,174,096 and 3,165,233 shares issued outstanding at
     March 31, 2004 and December 31, 2003, respectively             19,731,000         19,552,000
Treasury stock; 19,746 shares outstanding at March 31, 2004           (448,000)                --
Retained earnings                                                    8,207,000          7,593,000
Accumulated other comprehensive income                                 364,000              4,000
                                                                 --------------------------------

        Total stockholders' equity                                  27,854,000         27,149,000
                                                                 --------------------------------

        Total liabilities and stockholders' equity               $ 400,518,000       $401,768,000
                                                                 ================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2004             2003
                                                          ----------------------------
Interest income:
     Loans                                                $ 4,172,000       $3,882,000
     Securities held to maturity
       Taxable                                                287,000          395,000
       Non-taxable                                            164,000          178,000
     Securities available for sale                            534,000          103,000
     Other interest-earning assets                             11,000           46,000
                                                          ----------------------------
          Total interest income                             5,168,000        4,604,000
                                                          ----------------------------

Interest expense:
     Deposits                                                 961,000        1,167,000
     Borrowed money                                           298,000           13,000
                                                          ----------------------------
          Total interest expense                            1,259,000        1,180,000
                                                          ----------------------------

Net interest income before provision for loan losses        3,909,000        3,424,000
Provision for loan losses                                     120,000          115,000
                                                          ----------------------------
Net interest income after provision for loan losses         3,789,000        3,309,000
                                                          ----------------------------

Noninterest income:
     Fees and service charges                                 538,000          485,000
     Gain on sales of mortgage loans                           18,000           96,000
     (Loss) gain on sales of securities                        (4,000)          27,000
     Miscellaneous                                             42,000           88,000
                                                          ----------------------------
           Total noninterest income                           594,000          696,000
                                                          ----------------------------

Noninterest expenses:
     Salaries and employee benefits                         1,366,000        1,287,000
     Occupancy, net                                           256,000          183,000
     Equipment                                                222,000          179,000
     Data processing                                          245,000          210,000
     Advertising                                               52,000           54,000
     FDIC insurance premium                                    13,000           12,000
     Amortization of intangible assets                         10,000           11,000
     Charitable contributions                                 128,000          117,000
     Stationery and supplies                                   48,000           43,000
     Miscellaneous                                            693,000          598,000
                                                          ----------------------------
          Total noninterest expenses                        3,033,000        2,694,000
                                                          ----------------------------

Income before income tax expense                            1,350,000        1,311,000
Income tax expense                                            483,000          458,000
                                                          ----------------------------
Net income                                                $   867,000       $  853,000
                                                          ============================

Basic earnings per share                                  $      0.27       $     0.27
                                                          ============================
Diluted earnings per share                                $      0.27       $     0.27
                                                          ============================

Weighted average number of common shares outstanding        3,158,969        3,119,282
                                                          ============================
Weighted average number of diluted common
     shares outstanding                                     3,216,582        3,148,121
                                                          ============================

Share data has been restated to reflect a 3 for 2 stock split issued July, 2003 and a 5% stock dividend paid November, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship, Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          -------------------------------
                                                                              2004               2003
                                                                          ------------       ------------
Cash flows from operating activities:
Net income                                                                $    867,000       $    853,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                208,000            166,000
        Amortization of premiums and accretion of discounts, net               171,000            197,000
        Accretion of deferred loan fees                                        (33,000)           (20,000)
        Provision for loan losses                                              120,000            115,000
        Originations of mortgage loans held for sale                        (1,687,000)        (8,941,000)
        Proceeds from sale of mortgage loans                                 1,797,000          8,363,000
        Gain on sale of loans                                                  (18,000)           (96,000)
        Loss (gain) on sale of securities available for sale                     4,000            (27,000)
        Gain on sale of fixed assets                                                --            (54,000)
        Deferred income tax benefit                                            (33,000)           (77,000)
        Amortization of intangible assets                                       10,000             11,000
        Decrease (increase) in accrued interest receivable                       6,000            (16,000)
        Decrease in other assets                                               408,000             82,000
        Decrease in other liabilities                                         (286,000)           (85,000)
                                                                          ------------       ------------
                 Net cash provided by operating activities                   1,534,000            471,000
                                                                          ------------       ------------

Cash flows from investing activities:
    Purchase of securities available for sale                               (5,433,000)                --
    Proceeds from maturities and principal repayments
          on securities available for sale                                   1,436,000          1,369,000
    Proceeds from sales and calls on securities available for sale           6,996,000          2,756,000
    Purchase of securities held to maturity                                   (175,000)        (9,857,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                        2,678,000          4,313,000
    Proceeds from calls of securities held to maturity                       4,735,000          5,825,000
    Net increase in loans                                                   (5,529,000)       (14,986,000)
    Sales of premises and equipment                                                 --            227,000
    Additions to premises and equipment                                       (101,000)           (86,000)
                                                                          ------------       ------------
                 Net cash provided by (used in) investing activities         4,607,000        (10,439,000)
                                                                          ------------       ------------

Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                           (5,028,000)        (6,708,000)
     Net increase in interest-bearing deposits                               4,058,000         11,261,000
     Net (decrease) increase in securities sold
         under agreement to repurchase                                        (453,000)         1,609,000
     Net decrease in borrowings                                               (246,000)                --
     Cash dividends paid on common stock                                      (253,000)          (198,000)
     Purchase of treasury stock                                               (454,000)                --
     Exercise of stock options                                                   9,000                 --
     Issuance of common stock                                                  176,000            144,000
                                                                          ------------       ------------
                 Net cash (used in) provided by financing activities        (2,191,000)         6,108,000
                                                                          ------------       ------------

     Net increase (decrease) in cash and cash equivalents                    3,950,000         (3,860,000)
     Cash and cash equivalents - beginning                                  19,138,000         33,418,000
                                                                          ------------       ------------
     Cash and cash equivalents - ending                                   $ 23,088,000       $ 29,558,000
                                                                          ============       ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                  1,282,000          1,243,000
     Cash paid during the year for income taxes                                     --                 --

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                    For the Period Ended March 31, 2004
                                         ------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                               Common Stock            Treasury Stock          Retained      Income,
                                            Shares        Amount     Shares       Amount       Earnings        Net          Total
                                         ------------------------------------------------------------------------------------------
Balance -- December 31, 2003               3,165,233   $19,552,000        --    $      --    $ 7,593,000    $  4,000   $ 27,149,000
Dividends Paid                                    --            --        --           --       (253,000)         --       (253,000)
Common stock issued under stock plans          7,971       170,000       254        6,000                                   176,000
Exercise of stock options                        892         9,000        --           --                                     9,000
Repurchase common stock                           --            --   (20,000)    (454,000)            --          --       (454,000)
Comprehensive income:
   Net income for the three months
       ended March 31, 2004                       --            --        --           --        867,000          --        867,000
   Unrealized holding gains on securities
    available for sale arising during
    the period (net tax benefit of
    $235,000)                                     --            --        --           --             --     360,000        360,000
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                    1,227,000
                                         ------------------------------------------------------------------------------------------
Balance -- March 31, 2004                  3,174,096   $19,731,000   (19,746)   $(448,000)   $ 8,207,000    $364,000   $ 27,854,000
                                         ==========================================================================================

                                                                    For the Period Ended March 31, 2003
                                         ------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                               Common Stock            Treasury Stock          Retained      Income,
                                            Shares        Amount     Shares       Amount       Earnings        Net          Total
                                         ------------------------------------------------------------------------------------------
Balance -- December 31, 2002               3,111,313   $ 15,058,000    --       $     --    $ 8,600,000   $  159,000   $ 23,817,000
Dividends Paid                                    --             --    --             --       (197,000)          --       (197,000)
Treasury Stock                                                         --             --                                         --
Common stock issued under stock plans          2,385        144,000    --             --             --           --        144,000
Tax benefit - exercise of stock options                      81,000                                                          81,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2003                       --             --    --             --        853,000           --        853,000
   Unrealized holding losses on securities
    available for sale arising during
    the period (net tax of $38,000)               --             --    --             --             --      (60,000)       (60,000)
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                      793,000
                                         ------------------------------------------------------------------------------------------
Balance -- March 31, 2003                  3,113,698   $ 15,283,000     0       $     --    $ 9,256,000   $   99,000   $ 24,638,000
                                         ==========================================================================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2004              2003
                                                             -----------------------------
Net Income:
      Net income as reported                                 $   867,000       $   853,000
      Total stock-based compensation expense determined
         under fair value based method for all awards,
        net of related tax effects                               (12,000)          (15,000)
                                                             -----------       -----------
      Pro forma net income                                   $   855,000       $   838,000
                                                             ===========       ===========
Earnings per share:
      As reported Basic earnings per share                   $      0.27       $      0.27
      As reported Diluted earnings per share                        0.27              0.27
      Pro forma Basic earnings per share                            0.27              0.27
      Pro forma Diluted earnings per share                          0.27              0.27

The fair value of options granted for employees and directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                         Employee          Directors        Employee           Employee         Employee
                                      Stock Options     Stock Options     Stock Options     Stock Options     Stock Options
                                           2003              2001             2000               1999              1998
                                     --------------------------------------------------------------------------------------
      Dividend yield                       2.02%             1.62%             1.57%             1.25%             1.12%
      Expected volatility                 51.65%            39.76%            20.27%            23.63%            16.24%
      Risk-free interest rate              3.40%             5.07%             5.16%             6.65%             5.58%
      Expected Life                       7 years           7 years          7 years           7 years           7 years
      Fair value at grant date            $9.19             $4.04             $2.96             $3.46             $2.03

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

      The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of March 31, 2004 and December 31, 2003. Securities available for sale are carried at estimated fair value.

                                                                   March 31, 2004
                                            ----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized      Unrealized       Carrying
                                                Cost             Gains           Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $    504,000      $        --       $      --       $    504,000
    U.S. Government agencies                  18,118,000           75,000           3,000         18,190,000
    Obligations of state and political
         subdivisions                          2,140,000           14,000              --          2,154,000
    Mortgage-backed securities                37,453,000          576,000          63,000         37,966,000
                                            ----------------------------------------------------------------
                                            $ 58,215,000      $   665,000       $  66,000       $ 58,814,000
                                            ================================================================

                                                                  December 31, 2003
                                            ----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized      Unrealized       Carrying
                                                Cost             Gains           Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $    505,000      $        --       $   5,000       $    500,000
    U.S. Government agencies                  22,210,000           51,000         117,000         22,144,000
    Obligations of state and political
         subdivisions                          1,400,000           11,000           5,000          1,406,000
    Mortgage-backed securities                37,185,000          212,000         142,000         37,255,000
                                            ----------------------------------------------------------------
                                            $ 61,300,000      $   274,000       $ 269,000       $ 61,305,000
                                            ================================================================

Note 4. Securities Held to Maturity

      The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as March 31, 2004 and December 31, 2003. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                   March 31, 2004
                                            ----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                              Carrying         Unrealized      Unrealized         Fair
                                               Value             Gains           Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $  1,010,000      $    69,000       $      --       $  1,079,000
    U.S. Government agencies                   8,009,000          104,000           1,000          8,112,000
    Obligations of state and political
         subdivisions                         18,456,000          711,000           1,000         19,166,000
    Mortgage-backed securities                17,557,000          367,000           7,000         17,917,000
                                            ----------------------------------------------------------------
                                            $ 45,032,000      $ 1,251,000       $   9,000       $ 46,274,000
                                            ================================================================

                                                                  December 31, 2003
                                            ----------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                              Carrying         Unrealized      Unrealized         Fair
                                               Value             Gains           Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $  1,011,000      $    56,000       $      --       $  1,067,000
    U.S. Government agencies                  12,756,000           74,000          26,000         12,804,000
    Obligations of state and political
         subdivisions                         19,686,000          654,000              --         20,340,000
    Mortgage-backed securities                18,907,000          295,000          43,000         19,159,000
                                            ----------------------------------------------------------------
                                            $ 52,360,000      $ 1,079,000       $  69,000       $ 53,370,000
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

                                                         March 31,           December 31,
                                                           2004                  2003
                                                      --------------------------------------
Mortgage
     Residential                                      $    43,728,000      $      44,835,000
     Commercial                                           113,748,000            109,708,000
Commercial                                                 48,914,000             48,950,000
Equity                                                     18,406,000             17,181,000
Installment                                                42,439,000             41,067,000
Other                                                         252,000                238,000
                                                      --------------------------------------
        Total loans                                       267,487,000            261,979,000
                                                      --------------------------------------

Less: Deferred loan fees                                      305,000                315,000
      Allowance for loan losses                             2,964,000              2,888,000
                                                      --------------------------------------
                                                            3,269,000              3,203,000
                                                      --------------------------------------

        Loans, net                                    $   264,218,000      $     258,776,000
                                                      ======================================

Note 6. Allowance for loan losses

                                                           Three Months Ended March 31,
                                                            2004                  2003
                                                      --------------------------------------
Balance, beginning of period                          $     2,888,000      $       2,689,000
Provision charged to operations                               120,000                115,000
Recoveries of loans charged off                                 1,000                     --
Loans charged off                                             (45,000)               (16,000)
                                                      --------------------------------------

Balance, end of period                                $     2,964,000      $       2,788,000
                                                      ======================================

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

                                                  March 31,       December 31,
                                                    2004              2003
                                                 ----------------------------

Impaired loans
    With related allowance for loan losses       $1,017,000        $1,073,000
    Without related allowance for loan losses       991,000            17,000
                                                 ----------        ----------
Total impaired loans                             $2,008,000        $1,090,000
                                                 ==========        ==========

Related allowance for loan losses                $  108,000        $  100,000
                                                 ==========        ==========


Impaired loans as of March 31, 2004 include a loan to a borrower in the amount of $940,000 that is considered past due 90 days because the loan matured and has not been renewed. The loan is well collateralized by a lien on the borrower's residence and is expected to be renewed pending resolution of the borrower's legal matters. Monthly interest payments continue to be received.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                              Three Months
                                                             Ended March 31,
                                                           2004            2003
                                                          ------          ------

Net income                                                $  867          $  853

Weighted average shares                                    3,159           3,119
Effect of dilutive stock options                              58              29
                                                          ------          ------
Total weighted average dilutive shares                     3,217           3,148

Basic earnings per share                                  $ 0.27          $ 0.27
Diluted earnings per share                                $ 0.27          $ 0.27

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2003 and a 3 for 2 stock split issued in July 2003.

Note 9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2004 and 2003 was $1.2 million and $793,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors periodically review this critical policy and its application.

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

Financial Condition

Total assets decreased slightly by $1.3 million, or 0.3%, from $401.8 million at December 31, 2003 to $400.5 million at March 31, 2004. Securities held to maturity decreased $7.3 million and securities available for sale decreased $2.5 million, partially offset by a $5.4 million increase in net loans and a $4.0 million increase in federal funds sold. This was caused by an intentional funding of loan growth from calls and principal payments from the investment portfolio. The composition of the loan portfolio is basically unchanged at March 31, 2004 when compared with the portfolio at December 31, 2003.

Total deposits totaled $340.6 million at March 31, 2004, a decrease of $1.0 million, or 0.3%, from $341.5 million at December 31, 2003. Interest-bearing deposits increased $4.1 million, or 1.6%, to $264.8 million at March 31, 2004 and noninterest-bearing deposits decreased $5.0 million, or 6.2%, to $75.8 million at March 31, 2004. The slight decrease in deposits can be attributed to customers being attracted to higher yielding alternative products and typical seasonality of our noninterest bearing demand product.

The Corporation's main focus during the first three months was to manage its liquidity position by investing in the loan portfolio funds arising from principal repayments, maturities, and calls in the investment portfolio. With the increase of mortgage interest rates, the banking industry has and will experience a reduction in loan production as a result of decreases in initial mortgage applications and mortgage refinancings. In order to continue and strengthen loan production, the Corporation plans to continue enhancing the product line of the Bank. Management has introduced a new home equity product, Equity Plus, an interest-only line of credit designed to maximize the equity built up in residental real estate. This product does not require payment of principal during the first five years of the term and has at an interest rate varying with our base rate. The Corporation will market this product to customers with high credit and collateral standards.

Results of Operations
Three Months Ended March 31, 2004 and 2003

General

The Corporation reported net income of $867,000, or $0.27 diluted earnings per share for the three months ended March 31, 2004, compared to $853,000, or $0.27 diluted earnings per share for the same period in 2003. The $14,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense and a decrease in noninterest income. Earnings for the first quarter of 2003 were impacted by a gain on sale of real estate of $54,000 and gains on sales of securities of $27,000.

Net interest income

Net interest income increased $485,000, or 14.2%, for the three months ended March 31, 2004 as compared with the corresponding period in 2003. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $560,000, or 12.0%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the continued low interest rate environment, tax equivalent yields on interest earning assets continued to fall 42 basis points from 5.96% for the three months ended March 31, 2003 to 5.54% for the same period in 2004. The average balance on interest-earning assets increased $60.7 million, or 19.1%, from $317.6 million for the three months ended March 31, 2003 to $378.3 million for the same period in 2004, primarily caused by an increase to the Corporation's average deposit base and the implementation of a leveraging strategy in December 2003. The leveraging strategy employed the use of $20.0 million in FHLB borrowings to be invested in agencies and mortgage-backed securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $36.9 million to an average $263.7 million for the three months ended March 31, 2004, from an average $226.9 million for the comparable period in 2003. The Corporation also increased its taxable investment portfolio $38.0 million to an average $90.5 million at March 31, 2004. Other interest-earning assets decreased $14.3 million to an average $3.4 million as the Corporation redeployed shortterm assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $79,000, or 6.7%, due primarily to an increase in deposits and borrowed funds, partially offset by a decrease in rates paid on deposits. The average balance of total interest-bearing deposits increased to $262.4 million for the three months ended March 31, 2004 from $239.1 million for the comparable 2003 period, primarily as a result of the Corporation's expanding customer base. Borrowed funds increased due to the leveraging strategy and the issuance of subordinated debentures for enhancing capital. Yields on deposits and borrowed money decreased from 1.98% for the three month period ended March 31, 2003 to 1.72% for the comparable period in 2004.

                   Analysis of Net Interest Income (Unaudited)

                      For the Three Months Ended March 31,

                                                                2004                                          2003
                                              ------------------------------------------     ---------------------------------------
                                                                              Average                                        Average
                                                               Interest        Rates                          Interest        Rates
                                                Average         Income/       Earned/          Average        Income/        Earned/
                                                Balance         Expense         Paid           Balance        Expense         Paid
                                                -------         -------         ----           -------        -------         ----
                                                                              (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                     $   263,748      $     4,172       6.33%       $   226,857      $    3,882       6.92%
Taxable investment securities (1)                  90,459              812       3.60             52,495             491       3.76
Tax-exempt investment securities (1) (2)           20,669              251       4.81             20,428             266       5.22
Other interest-earning assets                       3,386               10       1.28             17,777              46       1.05
                                              -----------      -----------                   -----------      ----------
Total interest-earning assets                     378,262            5,245       5.54            317,557           4,685       5.96
                                                               -----------                                    ----------

Non-interest-earning assets:
Allowance for loan losses                          (2,955)                                        (2,732)
Other assets                                       22,994                                         20,605
                                              -----------                                    -----------
Total assets                                  $   398,301                                    $   335,430
                                              ===========                                    ===========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits              $   120,822      $       207       0.69%       $   106,190      $      294       1.12%
Savings deposits                                   46,735               91       0.78             38,185              79       0.83
Time deposits                                      94,847              663       2.80             94,760             794       3.40
Repurchase agreements                               3,658                9       0.99              2,981              13       1.84
FHLB borrowing                                     20,126              167       3.28                  -               -          -
Subordinated debenture                              7,041              122       6.85                  -               -          -
                                              -----------      -----------                   -----------      ----------
Total interest-bearing liabilities                293,229            1,259       1.72            242,116           1,180       1.98
                                                               -----------                                    ----------
Non-interest-bearing liabilities:
Demand deposits                                    75,571                                         66,684
Other liabilities                                   1,993                                          2,223
Stockholders' equity                               27,508                                         24,407
                                              -----------                                    -----------
Total liabilities and stockholders' equity    $   398,301                                    $   335,430
                                              ===========                                    ===========

Net interest income (taxable equivalent basis)                 $     3,986                                    $    3,505
Tax Equivalent adjustment                                              (77)                                          (81)
                                                               -----------                                    ----------
Net interest income                                                  3,909                                         3,424

Net interest spread (taxable equivalent basis)                                   3.82%                                         3.98%
                                                                               ======                                         =====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                          4.21%                                         4.45%
                                                                               ======                                         =====

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

The provision charged to operations totaled $120,000 and $115,000 during the three months ended March 31, 2004 and 2003, respectively. The increase in the provision was primarily due to the continued growth in loans and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $102,000, or 14.7%, from $696,000 for the three month period ending March 31, 2003 to $594,000 for the comparable period in 2004. Deposit related fees increased $53,000 due to an increase in the deposit base and income derived from the merchant credit card processing program. The increase in mortgage rates and the difficult northeast winter weather conditions experienced in the first quarter of 2004 discouraged refinancings and home sales. Gain on mortgage loans held for sale decreased $78,000, or 81.3% for the first quarter of 2004 compared to the comparable period in 2003. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, Hawthorne, New Jersey. This strategy did not materialize, the Corporation opened a branch on Goffle Road, Hawthorne, New Jersey, and management found it no longer could utilize the additional property. In addition, the Corporation realized gains on sales of securities available for sale in the amount of $27,000 during the first quarter of 2003 compared with a loss of $4,000 for 2004.

Noninterest expense

Noninterest expense increased by approximately $339,000, or 12.6%, to $3.0 million for the three months ended March 31, 2004, compared to $2.7 million for the same 2003 period. Salaries and employee benefits, the major component of noninterest expense, increased $79,000, or 6.1%, during the three months ended March 31, 2004. This increase was due to increases in staffing for the new Wayne branch, opened in November 2003 and general increases for merit and performance. Occupancy and equipment increased $116,000, or 32.0%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $35,000, or 16.7%, due to the increase in the Corporation's deposit base, and the implementation of a check imaging upgrade, which occurred in the second quarter of 2003. Miscellaneous expenses increased $95,000, or 15.9%, as a result of the general growth of the Corporation.

Income taxes

Income tax expense totaled $483,000 for the three months ended March 31, 2004, for an effective tax rate of 35.8%. For the three months ended March 31, 2003, income tax expense totaled $458,000, for an effective tax rate of 34.9%. The effective tax rate has increase due to a slight change in the mix of taxable versus nontaxable earning assets.

Asset Quality

The Corporation's principal earning assets are its loans to businesses and individuals located in northern New Jersey. Inherent in the lending function is the risk of deterioration in the borrowers' ability to repay their loans under their existing loan agreements. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

                                               03/31/04       12/31/03       09/30/03       06/30/03
                                               --------       --------       --------       --------
                                                              (Dollars in Thousands)
Nonaccrual loans: (1)                           $  201         $  257         $  245         $  407
Loans past due 90 days or more: (2)              1,320            320             22             19
Restructured loans:                                487            513            841            832
                                                ------         ------         ------         ------
     Total nonperforming loans                  $2,008         $1,090         $1,108         $1,258
                                                ======         ======         ======         ======

Allowance for loan losses                       $2,964         $2,888         $2,791         $2,885
                                                ======         ======         ======         ======

Nonaccrual loans to total loans                   0.07%          0.10%          0.10%          0.17%
Nonperforming loans to total loans                0.75%          0.42%          0.44%          0.53%
Nonperforming loans to total assets               0.50%          0.27%          0.30%          0.35%
Allowance for loan losses to total loans          1.11%          1.10%          1.22%          1.22%

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

There were no loans at March 31, 2004 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk

The Corporation's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Corporation's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Corporation's net interest income to adverse movements in interest rates. Although the Corporation manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Corporation's financial condition. The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap. Interest sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same period of time. The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2004.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determine by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2004 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at March 31, 2004.

                                           Required       Actual         Excess
                                           --------       ------         ------
Risk-based Capital
         Tier 1                              4.00%         12.85%         8.85%
         Total                               8.00%         13.96%         5.96%
         Leverage Ratio                      4.00%          8.60%         4.60%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2004, the Corporation has outstanding loan commitments of $28.3 million and unused lines and letters of credit totaling $64.1 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 2004, totaled $49.4 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents increased $4.0 million during the first three months of 2004. Operating activities and investing activities provided $1.5 million and $4.6 million, respectively. Net financing activities amounting to $2.2 million partially offset these amounts.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information

Item 6. Exhibits and Reports on Form 8K

      (a)   Exhibits

                  See exhibit index

      (b)   Reports on Form 8-K

                  1) On February 5, 2004, the Corporation filed a current report on Form 8-K, attaching a press release reporting results for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation


Date: May 14, 2004                       By: /s/ Paul Van Ostenbridge
                                             -----------------------------------
                                             Paul Van Ostenbridge
                                             President and Chief Executive
                                               Officer
                                             (authorized officer on behalf
                                               of registrant)


Date: May 14, 2004                       By: /s/ Julie E. Holland
                                             -----------------------------------
                                             Julie E. Holland
                                             Vice President and Treasurer
                                             (principal accounting officer)

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


22