Form 10-Q
period 2004-06-30
STEWARDSHIP FINANCIAL CORP
filed 2004-08-13
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

( ) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from___________to__________

                         Commission file number 0-21855


                        Stewardship Financial Corporation
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                    22-3351447
 -----------------------------------      ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  630 Godwin Avenue, Midland Park,  NJ                         07432
  -----------------------------------------               ----------------
  (Address of principal executive offices)                   (Zip Code)


                                 (201) 444-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

       The number of shares outstanding of the Issuer's Common Stock, no par value, as of August 5, 2004, net of treasury stock, was 3,191,750.

                       Stewardship Financial Corporation

                                     INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1  -   CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Statements of Financial Condition
       at June 30, 2004 (Unaudited) and December 31, 2003 .........................        1

       Consolidated Statements of Income for the Six
       Months ended June 30, 2004 and 2003 (Unaudited) ............................        2

       Consolidated Statements of Income for the Three
       Months ended June 30, 2004 and 2003 (Unaudited) ............................        3

       Consolidated Statements of Cash Flows for the Six
       Months ended June 30, 2004 and 2003 (Unaudited) ............................        4

       Consolidated Statement of Changes in Stockholders'
       Equity for the Six Months ended  June 30, 2004 and
       June 30, 2003 (Unaudited) ..................................................        5

       Notes to Consolidated Financial Statements (Unaudited) .....................    6 - 11

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ...........................................................   12 - 24

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK .....................................................        24

ITEM 4 -    CONTROLS AND PROCEDURES ...............................................        24

PART II  -  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .........................................        25

SIGNATURES ........................................................................   26 - 29


                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                            June 30,          December 31,
                                                                             2004                2003
                                                                         -------------       -------------
                                                                            (Unaudited)
Assets
Cash and due from banks                                                  $  14,686,000       $  15,640,000
Other interest-earning assets                                                2,181,000           2,198,000
Federal funds sold                                                           4,650,000           1,300,000
                                                                         -------------       -------------
       Cash and cash equivalents                                            21,517,000          19,138,000

Securities available for sale                                               58,327,000          61,305,000
Securities held to maturity; estimated fair value
    of $ 43,163,000 (2004) and $53,370,000 (2003)                           42,986,000          52,360,000
FHLB-NY stock, at cost                                                       1,643,000           1,322,000
Loans, net of allowance for loan losses of
    of $ 3,023,000 (2004) and $2,888,000 (2003)                            272,335,000         258,776,000
Mortgage loans held for sale                                                   893,000             576,000
Premises and equipment, net                                                  3,509,000           3,637,000
Accrued interest receivable                                                  1,834,000           1,863,000
Intangible assets, net of accumulated amortization of
    $550,000 (2004) and $530,000 (2003)                                        200,000             220,000
Other assets                                                                 2,682,000           2,571,000
                                                                         -------------       -------------
       Total assets                                                      $ 405,926,000       $ 401,768,000
                                                                         =============       =============
Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                                  $  81,454,000       $  80,845,000
    Interest-bearing                                                       267,203,000         260,693,000
                                                                          ------------       -------------
        Total deposits                                                     348,657,000         341,538,000

Other borrowings                                                            17,382,000          20,000,000
Subordinated debentures                                                      7,217,000           7,217,000
Securities sold under agreements to repurchase                               2,845,000           3,547,000
Accrued expenses and other liabilities                                       2,021,000           2,317,000
                                                                         -------------       -------------
        Total liabilities                                                  378,122,000         374,619,000
                                                                         -------------       -------------
Commitments and contingencies                                                       --                  --

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
     3,198,102 and 3,165,233 shares issued outstanding at
     June 30, 2004 and December 31, 2003, respectively                      19,961,000          19,552,000

Treasury stock; 12,386 shares outstanding at June 30, 2004                    (285,000)                 --
Retained earnings                                                            8,892,000           7,593,000
Accumulated other comprehensive(loss) income                                  (764,000)              4,000
                                                                         -------------       -------------
        Total stockholders' equity                                          27,804,000          27,149,000
                                                                         -------------       -------------
        Total liabilities and stockholders' equity                       $ 405,926,000       $ 401,768,000
                                                                         =============       =============

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------    -----------
Interest income:
     Loans                                                 $  8,383,000    $ 7,870,000
     Securities held to maturity
       Taxable                                                  539,000        721,000
       Non-taxable                                              321,000        354,000
     Securities available for sale                            1,067,000        182,000
     Other interest-earning assets                               25,000        109,000
                                                           ------------    -----------
          Total interest income                              10,335,000      9,236,000
                                                           ------------    -----------
Interest expense:
     Deposits                                                 1,850,000      2,321,000
     Borrowed money                                             591,000         34,000
                                                           ------------    -----------
          Total interest expense                              2,441,000      2,355,000
                                                           ------------    -----------
Net interest income before provision for loan losses          7,894,000      6,881,000
Provision for loan losses                                       240,000        225,000
                                                           ------------    -----------
Net interest income after provision for loan losses           7,654,000      6,656,000
                                                           ------------    -----------
Noninterest income:
     Fees and service charges                                 1,154,000      1,027,000
     Gain on sales of mortgage loans                             67,000        238,000
     (Loss) gain on sales of securities                          (4,000)        27,000
     Miscellaneous                                              137,000        182,000
                                                           ------------    -----------
           Total noninterest income                           1,354,000      1,474,000
                                                           ------------    -----------
Noninterest expenses:
     Salaries and employee benefits                           2,736,000      2,597,000
     Occupancy, net                                             490,000        356,000
     Equipment                                                  441,000        365,000
     Data processing                                            495,000        416,000
     Advertising                                                138,000        125,000
     FDIC insurance premium                                      25,000         24,000
     Amortization of intangible assets                           20,000         21,000
     Charitable contributions                                   262,000        234,000
     Stationery and supplies                                    114,000        102,000
     Miscellaneous                                            1,465,000      1,248,000
                                                           ------------    -----------
          Total noninterest expenses                          6,186,000      5,488,000
                                                           ------------    -----------
Income before income tax expense                              2,822,000      2,642,000
Income tax expense                                            1,018,000        927,000
                                                           ------------    -----------
Net income                                                 $  1,804,000    $ 1,715,000
                                                           ============    ===========
Basic earnings per share                                   $       0.57    $      0.55
                                                           ============    ===========
Diluted earnings per share                                 $       0.56    $      0.54
                                                           ============    ===========
Weighted average number of common shares outstanding          3,164,559      3,127,360
                                                           ============    ===========
Weighted average number of diluted common
     shares outstanding                                       3,212,884      3,159,443
                                                           ============    ===========

Share data has been restated to reflect a 3 for 2 stock split issued July, 2003 and a 5% stock dividend paid November, 2003.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                              2004             2003
                                                           -----------      -----------
Interest income:
     Loans                                                 $ 4,211,000      $ 3,988,000
     Securities held to maturity
       Taxable                                                 252,000          326,000
       Non-taxable                                             157,000          176,000
     Securities available for sale                             533,000           79,000
     Other interest-earning assets                              14,000           63,000
                                                           -----------      -----------
          Total interest income                              5,167,000        4,632,000
                                                           -----------      -----------
Interest expense:
     Deposits                                                  889,000        1,154,000
     Borrowed money                                            293,000           21,000
                                                           -----------      -----------
          Total interest expense                             1,182,000        1,175,000
                                                           -----------      -----------
Net interest income before provision for loan losses         3,985,000        3,457,000
Provision for loan losses                                      120,000          110,000
                                                           -----------      -----------
Net interest income after provision for loan losses          3,865,000        3,347,000
                                                           -----------      -----------
Noninterest income:
     Fees and service charges                                  616,000          542,000
     Gain on sales of mortgage loans                            49,000          142,000
     (Loss) gain on sales of securities                              0                0
     Miscellaneous                                              95,000           94,000
                                                           -----------      -----------
           Total noninterest income                            760,000          778,000
                                                           -----------      -----------
Noninterest expenses:
     Salaries and employee benefits                          1,370,000        1,310,000
     Occupancy, net                                            234,000          173,000
     Equipment                                                 219,000          186,000
     Data processing                                           250,000          206,000
     Advertising                                                86,000           71,000
     FDIC insurance premium                                     12,000           12,000
     Amortization of intangible assets                          10,000           10,000
     Charitable contributions                                  134,000          117,000
     Stationery and supplies                                    66,000           59,000
     Miscellaneous                                             772,000          650,000
                                                           -----------      -----------
          Total noninterest expenses                         3,153,000        2,794,000
                                                           -----------      -----------
Income before income tax expense                             1,472,000        1,331,000
Income tax expense                                             535,000          469,000
                                                           -----------      -----------
Net income                                                 $   937,000      $   862,000
                                                           ===========      ===========
Basic earnings per share                                   $      0.30      $      0.28
                                                           ===========      ===========
Diluted earnings per share                                 $      0.29      $      0.27
                                                           ===========      ===========
Weighted average number of common shares outstanding         3,170,149        3,135,350
                                                           ===========      ===========
Weighted average number of diluted common
     shares outstanding                                      3,218,824        3,172,435
                                                           ===========      ===========

Share data has been restated to reflect a 3 for 2 stock split issued July, 2003 and a 5% stock dividend paid November, 2003.

See notes to unaudited consolidated financial statements.

                 Consolidated Statements of Cash Flows

                                                                               Six Months Ended
                                                                       -------------------------------
                                                                           2004               2003
                                                                       -------------     -------------
Cash Flows from operating activities:
Net income                                                             $   1,804,000     $   1,715,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment              392,000           333,000
        Amortization of premiums and accretion of discounts, net             322,000           417,000
        Accretion of deferred loan fees                                      (58,000)          (81,000)
        Provision for loan losses                                            240,000           225,000
        Originations of mortgage loans held for sale                      (6,672,000)      (20,090,000)
        Proceeds from sale of mortgage loans                               6,422,000        20,838,000
        Gain on sale of loans                                                (67,000)         (238,000)
        Loss (gain) on sale of securities available for sale                   4,000           (54,000)
        Gain on sale of fixed assets                                              --           (27,000)
        Deferred income tax benefit                                          (59,000)         (119,000)
        Amortization of intangible assets                                     21,000            21,000
        Decrease (increase) in accrued interest receivable                    29,000            (5,000)
        Decrease in other assets                                             431,000           156,000
        Decrease in other liabilities                                       (295,000)         (114,000)
                                                                       -------------     -------------
                 Net cash provided by operating activities                 2,514,000         2,977,000
                                                                       -------------     -------------
Cash flows from investing activities:
    Purchase of securities available for sale                             (9,915,000)       (8,396,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                                 4,495,000         2,731,000
    Proceeds from sales and calls on securities available for              6,996,000         2,756,000
    sale
    Purchase of securities held to maturity                                 (767,000)      (15,005,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                      5,230,000         8,731,000
    Proceeds from calls of securities held to maturity                     4,735,000        11,375,000
    Purchase of FHLB-NY stock                                               (321,000)         (263,000)
    Net increase in loans                                                (13,741,000)      (19,574,000)
    Sales of premises and equipment                                               --           227,000
    Additions to premises and equipment                                     (264,000)         (166,000)
                                                                       -------------     -------------
                 Net cash used in investing activities                    (3,552,000)      (17,584,000)
                                                                       -------------     -------------
Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                            609,000         2,658,000
     Net increase in interest-bearing deposits                             6,510,000        18,958,000
     Net (decrease) increase in securities sold
         under agreement to repurchase                                      (702,000)        2,526,000
     Net decrease in borrowings                                           (2,618,000)               --
     Cash dividends paid on common stock                                    (506,000)         (396,000)
     Purchase of treasury stock                                             (454,000)               --
     Exercise of stock options                                               240,000            48,000
     Issuance of common stock                                                338,000           277,000
                                                                       -------------     -------------
                 Net cash provided by financing activities                 3,417,000        24,071,000
                                                                       -------------     -------------
     Net increase in cash and cash equivalents                             2,379,000         9,464,000
     Cash and cash equivalents - beginning                                19,138,000        33,418,000
                                                                       -------------     -------------
     Cash and cash equivalents - ending                                $  21,517,000     $  42,882,000
                                                                       =============     =============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                2,508,000         2,427,000
     Cash paid during the year for income taxes                              980,000         1,076,000

See notes to unaudited consolidated financial statements.

            Stewardship Financial Corporation and Subsidiary
         Consolidated Statement of Changes in Stockholders' Equity
                           (Unaudited)

                                                               For The Six Months Ended June 30, 2004
                                              ----------------------------------------------------------------------
                                                    Common Stock                 Treasury Stock           Retained
                                               Shares          Amount         Shares       Amount         Earnings
                                              ---------     ------------      ------      ----------     -----------
Balance --December 31, 2003                   3,165,233     $ 19,552,000          --      $       --     $ 7,593,000
Dividends Paid                                       --               --          --              --        (505,000)
Treasury Stock                                                               (20,000)       (454,000)
Common stock issued under stock plans             7,971          170,000       7,614         169,000              --
Exercise of stock options                        24,898          239,000
Comprehensive income:
   Net income for the six months
     ended  June 30, 2004                            --               --          --              --       1,804,000
   Unrealized holding losses on securities
   available for sale arising during
   the period (net tax benefit of $484,000)          --               --          --              --              --

Total comprehensive income, net of tax
                                              ---------     ------------      ------      ----------     -----------
Balance -- June 30, 2004                      3,198,102     $ 19,961,000     (12,386)     $ (285,000)    $ 8,892,000
                                              =========     ============      ======      ==========     ===========


                                              For The Six Months Ended June 30, 2004
                                             ---------------------------------------
                                                  Accumulated
                                                     Other
                                                 Comprehensive
                                                 Income (Loss),
                                                     Net             Total
                                                 --------------  ------------
Balance--December 31, 2003                       $    4,000      $ 27,149,000
Dividends Paid                                           --          (505,000)
Treasury Stock                                                       (454,000)
Common stock issued under stock plans                    --           339,000
Exercise of stock options                                             239,000
Comprehensive income:
   Net income for the six months
     ended  June 30, 2004                                --         1,804,000
   Unrealized holding losses on securities
   available for sale arising during
   the period (net tax benefit of $484,000)        (768,000)         (768,000)
                                                                  ------------
Total comprehensive income, net of tax                              1,036,000
                                                 ----------      ------------
Balance -- June 30, 2004                         $ (764,000)     $ 27,804,000
                                                 ==========      ============

                                                                For The Six Months Ended June 30, 2003
                                               ---------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                    Common Stock                Retained        Income,
                                                 Shares         Amount          Earnings          Net             Total
                                               ---------     ------------     -----------      ---------      ------------
Balance -- December 31, 2002                   2,963,156     $ 15,058,000     $ 8,600,000      $ 159,000      $ 23,817,000

Dividends Paid                                        --               --        (396,000)            --          (396,000)
Common stock issued under stock plans             22,645          277,000              --             --           277,000
Exercise of stock options                          6,031           48,000                                           48,000
Tax Benefit - exercise of stock options                            81,000                                           81,000
Comprehensive income:
   Net income for the six months
     ended June 30, 2003                              --               --       1,715,000             --         1,715,000
   Unrealized holding losses on securities
    available for sale arising during the
    period (net tax benefit of $30,000)               --               --              --        (46,000)          (46,000)
                                                                                                              ------------
Total comprehensive income, net of tax                                                                           1,669,000
                                               ---------     ------------     -----------      ---------      ------------
Balance -- June 30, 2003                       2,991,832     $ 15,464,000     $ 9,919,000      $ 113,000      $ 25,496,000
                                               =========     ============     ===========      =========      ============

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

Stock-Based Compensation

The Corporation has two stock-based employee compensation plans and two director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For those plans that issue options, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the stock issued under the Director Stock Plan, compensation expense is recorded at the fair value of the stock issued and is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  Three Months Ended      Six Months Ended
                                                                          June 30,             June 30
                                                                    2004        2003       2004     2003
                                                                  --------------------    -----------------
Net Income:
      Net income as reported                                     $  937,000   $  862,000    $ 1,804,000     $ 1,715,000

      Stock-based compensation expense included in net income,
      net of related tax effects                                      6,000        9,000         11,000          17,000

      Total stock-based compensation expense determined
         under fair value based method for all awards,
        net of related tax effects                                  (22,000)     (23,000)       (44,000)        (43,000)
                                                                 -----------  -----------  -----------    -------------
      Pro forma net income                                       $  921,000  $   848,000    $ 1,771,000     $ 1,689,000
                                                                 ===========  ===========  ===========     ============
Earnings per share:
      As reported Basic earnings per share                       $     0.30  $      0.28    $      0.57     $      0.55
      As reported Diluted earnings per share                           0.29         0.27           0.56            0.54
      Pro forma Basic earnings per share                               0.29         0.27           0.56            0.54
      Pro forma Diluted earnings per share                             0.29         0.27           0.55            0.53

The fair value of options granted for employees and directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:


                                    Employee        Directors         Employee            Employee         Employee
                                 Stock Options    Stock Options    Stock Options       Stock Options     Stock Options
                                      2003             2001             2000                1999               1998
                                --------------    -------------   --------------     --------------    --------------
      Dividend yield                2.02%              1.62%           1.57%               1.25%           1.12%
      Expected volatility           51.65%            39.76%          20.27%              23.63%          16.24%
      Risk-free interest rate        3.40%             5.07%           5.16%               6.65%           5.58%
      Expected Life                7 years            7 years        7 years              7 years        7 years
      Fair value at grant date      $9.19             $4.04            $2.96               $3.46          $2.03

Note 2.   Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

            Stewardship Financial Corporation and Subsidiary
         Notes to Consolidated Financial Statements Continued
                           (Unaudited)

Note 3. Securities Available for Sale

      The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of June 30, 2004 and December 31, 2003. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                               June 30, 2004
                                          --------------------------------------------------------
                                                            Gross          Gross
                                            Amortized     Unrealized     Unrealized     Carrying
                                              Cost          Gains          Losses         Value
                                          ------------    ----------   ------------   ------------
U.S. Treasury securities                  $    504,000     $     --    $    10,000    $    494,000
U.S. Government agencies                    21,598,000        2,000        454,000      21,146,000
Obligations of state and political
   subdivisions                              2,133,000        5,000         52,000       2,086,000
Mortgage-backed securities                  35,338,000       35,000        772,000      34,601,000
                                          ------------     --------    -----------    ------------
                                          $ 59,573,000     $ 42,000    $ 1,288,000    $ 58,327,000
                                          ============     ========    ===========    ============

                                                               December 31, 2003
                                          --------------------------------------------------------
                                                            Gross           Gross
                                            Amortized     Unrealized      Unrealized     Carrying
                                              Cost          Gains           Losses         Value
                                          ------------    ----------    ------------   ------------
U.S. Treasury securities                  $    505,000     $      --    $   5,000      $    500,000
U.S. Government agencies                    22,210,000        51,000      117,000        22,144,000
Obligations of state and political
   subdivisions                              1,400,000        11,000        5,000         1,406,000
Mortgage-backed securities                  37,185,000       212,000      142,000        37,255,000
                                          ------------     ---------    ---------      ------------
                                          $ 61,300,000     $ 274,000    $ 269,000      $ 61,305,000
                                          ============     =========    =========      ============

Note 4. Securities Held to Maturity

      The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as June 30, 2004 and December 31, 2003. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                               June 30, 2004
                                          ---------------------------------------------------------
                                                            Gross           Gross
                                            Carrying      Unrealized      Unrealized     Estimated
                                              Value         Gains           Losses       Fair Value
                                          ------------    ----------    ------------   ------------
U.S. Treasury securities                  $  1,009,000     $  28,000    $      --      $  1,037,000
U.S. Government agencies                     8,230,000        28,000      115,000         8,143,000
Obligations of state and political
   subdivisions                             15,338,000       144,000      192,000        15,290,000
Mortgage-backed securities                  18,409,000       322,000       38,000        18,693,000
                                          ------------     ---------    ---------      ------------
                                          $ 42,986,000     $ 522,000    $ 345,000      $ 43,163,000
                                          ============     =========    =========      ============

                                                               December 31, 2003
                                          -----------------------------------------------------------
                                                            Gross             Gross
                                            Carrying      Unrealized        Unrealized     Estimated
                                             Value          Gains             Losses       Fair Value
                                          ------------    ----------      ------------   ------------
U.S. Treasury securities                  $  1,011,000     $    56,000    $     --       $  1,067,000
U.S. Government agencies                    12,756,000          74,000      26,000         12,804,000
Obligations of state and political
   subdivisions                             19,686,000         654,000          --         20,340,000
Mortgage-backed securities                  18,907,000         295,000      43,000         19,159,000
                                          ------------     ===========    ========       ============
                                          $ 52,360,000     $ 1,079,000    $ 69,000       $ 53,370,000
                                          ============     ===========    ========       ============


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


                                             June 30,          December 31,
                                               2004               2003
                                           -------------     ---------------
Mortgage
     Residential                           $  41,691,000     $    44,835,000
     Commercial                              117,109,000         109,708,000
Commercial                                    52,096,000          48,950,000
Equity                                        20,092,000          17,181,000
Installment                                   44,382,000          41,067,000
Other                                            300,000             238,000
                                           -------------     ---------------
        Total loans                          275,670,000         261,979,000
                                           -------------     ---------------
Less:  Deferred loan fees                        312,000             315,000
          Allowance for loan losses            3,023,000           2,888,000
                                           -------------     ---------------
                                               3,335,000           3,203,000
                                           -------------     ---------------
        Loans, net                         $ 272,335,000     $   258,776,000
                                           =============     ===============

Note 6.   Allowance for loan losses


                                            Six Months Ended June 30,
                                               2004            2003
                                           -----------     -----------
Balance, beginning of period               $ 2,888,000     $ 2,689,000
Provision charged to operations                240,000         225,000
Recoveries of loans charged off                  2,000              --
Loans charged off                             (107,000)        (29,000)
                                           -----------     -----------
Balance, end of period                     $ 3,023,000     $ 2,885,000
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


                                                       June 30,     December 31,
                                                         2004           2003
                                                     -----------    -----------
Impaired loans
    With related allowance for loan losses           $ 1,062,000    $ 1,073,000
    Without related allowance for loan losses            973,000         17,000
                                                     -----------    -----------
Total impaired loans                                 $ 2,035,000    $ 1,090,000
                                                     ===========    ===========

Related allowance for loan losses                    $    84,000    $   100,000
                                                     ===========    ===========


Impaired loans at June 30, 2004 includes a loan to a borrower in the amount of $940,000 that is considered past due 90 days because the loan matured and has not been renewed. The loan is well collateralized by a lien on the borrower's residence and is expected to be renewed pending resolution of the borrower's legal matters. Monthly interest payments continue to be received.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.


                                           Three Months           Six Months
                                           Ended June 30,         Ended June 30,
                                          2004        2003      2004       2003
                                         -------    -------    -------    -------
Net income                               $   937    $   862    $ 1,804    $ 1,715

Weighted average shares                    3,170      3,135      3,165      3,127
Effect of dilutive stock options              49         37         48         32
                                         -------    -------    -------    -------
Total weighted average dilutive shares     3,219      3,172      3,213      3,159

Basic earnings per share                 $  0.30    $  0.28    $  0.57    $  0.55
Diluted earnings per share               $  0.29    $  0.27    $  0.56    $  0.54


All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2003 and a 3 for 2 stock split issued in July 2003.

Note 9.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2004 and 2003 was $1.0 million and $1.7 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors, periodically review this critical policy, and its application.

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

Financial Condition

Total assets increased by $4.2 million, or 1.0%, from $401.8 million at December 31, 2003 to $405.9 million at June 30, 2004. Net loans increased $13.6 million, partially offset by a $9.4 million decrease in securities held to maturity. This was caused by an intentional funding of loan growth from calls and principal payments from the investment portfolio. The composition of the loan portfolio is basically unchanged at June 30, 2004 when compared with the portfolio at December 31, 2003.

Total deposits totaled $348.7 million at June 30, 2004, an increase of $7.1 million, or 2.1%, from $341.5 million at December 31, 2003. Interest-bearing deposits increased $6.5 million, or 2.5%, to $267.2 million at June 30, 2004 and noninterest-bearing deposits increased $0.6 million, or 0.8%, to $81.5 million at June 30, 2004. The increase in deposits can be attributed to customers being attracted to money market and savings products.

The Corporation's main focus during the first six months was to manage its liquidity position by redeploying principal repayments, maturities, and calls in the investment portfolio into the loan portfolio. With the increase in mortgage interest rates, the banking industry has experienced a reduction in loan production as strategies to refinance were deployed by customers in 2003. In order to continue its strong loan production, the Corporation continues to enhance the product line of the Bank. Management introduced a new home equity product, Equity Plus, an interest-only line of credit designed to maximize the equity built up in the home. Marketed to those customers with high credit and collateral standards, this product eliminates the requirement to pay principal during the first five years of the term and is offered at a variable interest rate tied to our base rate.

Results of Operations
Six Months Ended June 30, 2004 and 2003

General

The Corporation reported net income of $1.8 million, or $0.56 diluted earnings per share for the six months ended June 30, 2004, compared to $1.7 million, or $0.54 diluted earnings per share for the same period in 2003. The $89,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense and a decrease in noninterest income.

Net interest income

Net interest income increased $1.0 million, or 14.7%, for the six months ended June 30, 2004 as compared with the corresponding period in 2003. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $1.1 million, or 11.6%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the continued low interest rate environment, tax equivalent yields on interest earning assets fell 28 basis points from 5.84% for the six months ended June 30, 2003 to 5.56% for the same period in 2004. The average balance on interest-earning assets increased $54.9 million, or 16.9%, from $324.6 million for the six months ended June 30, 2003 to $379.5 million for the same period in 2004, primarily caused by an increase to the Corporation's average deposit base and the implementation of a leveraging strategy in December 2003. The leveraging strategy employed the use of $20.0 million in FHLB borrowings to be invested in agencies and mortgage-backed securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $35.3 million to an average $267.4 million for the six months ended June 30, 2004, from an average $232.1 million for the comparable period in 2003. The Corporation also increased its taxable investment portfolio $35.9 million to an average $87.4 million at June 30, 2004. Other interest-earning assets decreased $16.6 million to an average $4.4 million as the Corporation redeployed short term assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $86,000, or 3.7%, due primarily to an increase in deposits and borrowed funds, partially offset by a decrease in rates paid on deposits. The average balance of total interest-bearing deposits increased to $262.7 million for the six months ended June 30, 2004 from $243.6 million for the comparable 2003 period, primarily as a result of the Corporation's expanding customer base. Borrowed funds increased due to the employing of the leveraging strategy and the issuance of subordinated debentures for enhancing capital. Yields on deposits and borrowed money decreased from 1.92% for the six month period ended June 30, 2003 to 1.68% for the comparable period in 2004.

                                                               Analysis of Net Interest Income (Unaudited)

                                                                     For the Six Months Ended June 30,

                                                              2004                                    2003
                                                   -----------------------------------   ----------------------------------
                                                                              Average                              Average
                                                                   Interest    Rates                  Interest      Rates
                                                     Average        Income/   Earned/     Average      Income/     Earned/
                                                     Balance        Expense    Paid       Balance      Expense      Paid
                                                    ---------     ---------   -------     ---------     -------      ----
                                                                            (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                           $ 267,365     $  8,384     6.31%     $ 232,072     $ 7,870      6.84%
Taxable investment securities (1)                      87,360        1,586     3.65         51,434         890      3.49
Tax-exempt investment securities (1) (2)               20,452          494     4.86         20,185         528      5.27
Other interest-earning assets                           4,351           25     1.16         20,924         109      1.05
                                                    ---------     --------               ---------     -------      ----
Total interest-earning assets                         379,528       10,489     5.56        324,615       9,397      5.84
                                                                  --------                             -------      ----
Non-interest-earning assets:
Allowance for loan losses                              (2,990)                              (2,789)
Other assets                                           23,639                               20,729
                                                    ---------                            ---------
Total assets                                        $ 400,177                            $ 342,555
                                                    =========                            =========
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                    $ 121,584     $    389     0.64%     $ 109,394     $   602      1.11%
Savings deposits                                       48,317          191     0.79         39,909         167      0.84
Time deposits                                          92,820        1,270     2.75         94,322       1,552      3.32
Repurchase agreements                                   3,249           17     1.05          3,928          34      1.75
FHLB Borrowing                                         19,672          330     3.37             --          --
Subordinated debenture                                  7,259          244     6.76             --          --
                                                    ---------     --------               ---------     -------
Total interest-bearing liabilities                    292,901        2,441     1.68        247,553       2,355      1.92
                                                                  --------                             -------
Non-interest-bearing liabilities:

Demand deposits                                        77,624                               68,198
Other liabilities                                       1,954                                1,988
Stockholders' equity                                   27,698                               24,816
                                                    ---------                            ---------
Total liabilities and stockholders' equity          $ 400,177                            $ 342,555
                                                    =========                            =========
Net interest income (taxable equivalent basis)                    $  8,048                             $ 7,042
                                                                  ========                             =======
Net interest spread (taxable equivalent basis)                                 3.88%                                3.92%
                                                                               ====                                 ====
Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                        4.26%                                4.37%
                                                                               ====                                 ====

-------------------
     (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
     (2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.
     (3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                               2004      2003
                                          (Dollars in thousands)
Reconciliation of net interest
income (tax equivalent basis):

Net interest income                            7,894     6,881
Tax equivalent basis adjustment                  154       161
                                               ------    -----
Net interest income (tax equivalent basis)     8,048     7,042
                                               ======    =====

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $240,000 and $225,000 during the six months ended June 30, 2004 and 2003, respectively. The increase in the provision was primarily due to the continued growth in loans and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $120,000, or 8.1%, from $1.5 million for the six month period ending June 30, 2003 to $1.4 million for the comparable period in 2004. Deposit related fees increased $127,000 due to an increase in the deposit base and income derived from the merchant credit card processing program. Gain on mortgage loans held for sale decreased $171,000, or 71.8% for the first half of 2004 compared to the comparable period in 2003. 2003 realized record refinancings and with the increase in mortgage rates experienced in 2004 this origination volume hsas declined. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, Hawthorne New Jersey. This strategy did not materialize, the Corporation opened a branch on Goffle Road, Hawthorne New Jersey, and management found it no longer could utilize the additional property. In addition, the Corporation realized gains on sales of securities available for sale in the amount of $27,000 during 2003, compared with a loss of $4,000 for 2004.

Noninterest expense

Noninterest expense increased by approximately $698,000, or 12.7%, to $6.2 million for the six months ended June 30, 2004, compared to $5.5 million for the same 2003 period. Salaries and employee benefits, the major component of noninterest expense, increased $139,000, or 5.4%, during the six months ended June 30, 2004. This increase was due to increases in staffing for the new Wayne branch, opened in November 2004 and general increases for merit and performance. Occupancy and equipment increased $210,000, or 29.1%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $79,000, or 19.0%, due to the increase in the Corporation's deposit base, and the implementation of the check imaging upgrade, which occurred in the second quarter of 2003. Miscellaneous expenses increased $217,000, or 17.4% to provide for increase in merchant card processing business and the general growth of the Corporation.

Income taxes

Income tax expense totaled $1.0 million for the six months ended June 30, 2004, for an effective tax rate of 36.1%. For the six months ended June 30, 2003, income tax expense totaled $927,000, for an effective tax rate of 35.1%. The effective tax rate has increase due to a slight change in the mix of taxable versus nontaxable earning assets.

Results of Operations
Three Months Ended June 30, 2004 and 2003

General

The Corporation reported net income of $937,000, or $0.29 diluted earnings per share for the three months ended June 30, 2004, compared to $862,000, or $0.27 diluted earnings per share for the same period in 2003. The $75,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense and a decrease in noninterest income.

Net interest income

Net interest income increased $528,000, or 15.3%, for the three months ended June 30, 2004 as compared with the corresponding period in 2003. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $531,000, or 11.3%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the continued low interest rate environment, tax equivalent yields on interest earning assets fell 16 basis points from 5.70% for the three months ended June 30, 2003 to 5.54% for the same period in 2004. The average balance of interest-earning assets increased $49.2 million, or 14.8%, from $331.6 million for the three months ended June 30, 2003 to $380.8 million for the same period in 2004, primarily caused by an increase to the Corporation's average deposit base and the implementation of a leveraging strategy in December 2003. The leveraging strategy employed the use of $20.0 million in FHLB borrowings to be invested in agencies and mortgage-backed securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $33.8 million to an average $271.0 million for the three months ended June 30, 2004, from an average $237.2 million for the comparable period in 2003. The Corporation also increased its taxable investment portfolio $33.9 million to an average $84.3 million at June 30, 2004. Other interest-earning assets decreased $18.7 million to an average $5.3 million as the Corporation redeployed short term assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $7,000, or 0.6%, due primarily to an increase deposits and borrowed funds, partially offset by a decrease in rates paid on deposits. The average balance of total interest-bearing deposits increased to $263.0 million for the three months ended June 30, 2004 from $248.1 million for the comparable 2003 period, primarily as a result of the Corporation's expanding customer base. Borrowed funds increased due to the employing of the leveraging strategy and the issuance of subordinated debentures for enhancing capital. Yields on deposits and borrowed money decreased from 1.86% for the three month period ended June 30, 2003 to 1.63% for the comparable period in 2004.

                                                                 Analysis of Net Interest Income (Unaudited)

                                                                     For the Three Months Ended June 30,

                                                                 2004                                  2003
                                                  ----------------------------------      -------------------------------
                                                                               Average                             Average
                                                                 Interest       Rates                   Interest     Rates
                                                   Average        Income/      Earned/     Average       Income/    Earned/
                                                   Balance       Expense        Paid       Balance       Expense     Paid
                                                  ---------      -------       ------     ---------     --------    -------
                                                                                (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                         $ 270,982      $ 4,212        6.25%     $ 237,229     $ 3,988     6.74%
Taxable investment securities (1)                    84,260          774        3.69         50,385         399     3.18
Tax-exempt investment securities (1) (2)             20,238          243        4.83         19,944         263     5.29
Other interest-earning assets                         5,315           15        1.14         24,037          63     1.05
                                                  ---------      -------        ----      ---------     -------     ----
Total interest-earning assets                       380,795        5,244        5.54        331,595       4,713     5.70
                                                                 -------                                -------     ----
Non-interest-earning assets:
Allowance for loan losses                            (3,025)                                 (2,846)
Other assets                                         24,065                                  20,853
                                                  ---------                               ---------
Total assets                                      $ 401,835                               $ 349,602
                                                  =========                               =========
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                  $ 122,346      $   182        0.60%     $ 112,563     $   308     1.10%
Savings deposits                                     49,899          100        0.81         41,615          89     0.86
Time deposits                                        90,792          607        2.69         93,889         757     3.23
Repurchase agreements                                 2,840            8        1.13             --          --
FHLB Borrowing                                       19,217          163        3.41             --          --
Subordinated debenture                                7,260          122        6.76          4,865          21     1.73
                                                  ---------      -------        ----      ---------     -------     ----
Total interest-bearing liabilities                  292,354        1,182        1.63        252,932       1,175     1.86
                                                                 -------        ----                    -------     ----
Non-interest-bearing liabilities:
Demand deposits                                      79,677                                  69,718
Other liabilities                                     1,916                                   1,732
Stockholders' equity                                 27,888                                  25,220
                                                  ---------                               ---------
Total liabilities and stockholders' equity        $ 401,835                               $ 349,602
                                                  =========                               =========
Net interest income (taxable equivalent basis)                   $ 4,062                                $ 3,538
                                                                 =======                                =======
Net interest spread (taxable equivalent basis)                                  3.91%                               3.84%
                                                                                ====                                ====
Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                         4.29%                               4.28%
                                                                                ====                                ====

-------------------------

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


                                               2004       2003
                                              -----      ------
                                           (Dollars in thousands)
Reconciliation of net interest
income (tax equivalent basis):

Net interest income                           3,985      3,457
Tax equivalent basis adjustment                  77         81
                                              -----      -----
Net interest income (tax equivalent basis)    4,062      3,538
                                              =====      =====

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $120,000 and $110,000 during the three months ended June 30, 2004 and 2003, respectively. The increase in the provision was primarily due to the continued growth in loans and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $18,000, or 2.3%, from $778,000 for the three month period ending June 30, 2003 to $760,000 for the comparable period in 2004. Deposit related fees increased $74,000 due to an increase in the deposit base and income derived from the merchant credit card processing program. Mortgage origination volume continues to be lower than the record volume of 2003 due to the high refinances that occurred in 2003. Gain on mortgage loans held for sale decreased $93,000, or 65.5% for the second quarter of 2004 compared to the comparable period in 2003.

Noninterest expense

Noninterest expense increased by approximately $359,000, or 12.8%, to $3.2 million for the three months ended June 30, 2004, compared to $2.8 million for the same 2003 period. Salaries and employee benefits, the major component of noninterest expense, increased $60,000, or 4.6%, during the three months ended June 30, 2004. This increase was due to increases in staffing for new Wayne branch, opened in November 2004 and general increases for merit and performance. Occupancy and equipment increased $94,000, or 26.2%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $44,000, or 21.4%, due to the increase in the Corporation's deposit base, and the implementation of the check imaging upgrade, which occurred in the second quarter of 2003. The Corporation has also begun to deploy the use of fraud detection software in the check processing area. This should help to contain losses due to check fraud. Miscellaneous expenses increased $122,000, or 18.8% to provide for the general growth of the merchant card processing business and the growth of the Corporation.

Income taxes

Income tax expense totaled $535,000 for the three months ended June 30, 2004, for an effective tax rate of 36.3%. For the three months ended June 30, 2003, income tax expense totaled $469,000, for an effective tax rate of 35.2%. The effective tax rate has increase due to a slight change in the mix of taxable versus nontaxable earning assets.

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

                                          06/30/04        03/31/04       12/31/03     09/30/03
                                          --------        --------       --------     --------
                                                          (Dollars in Thousands)
Nonaccrual loans: (1)                      $     164        $    201     $    257      $  245
Loans past due 90 days or more: (2)            1,394           1,320          320          22
Restructured loans:                              477             487          513         841
                                           ----------       ---------    --------      ------
     Total nonperforming loans             $   2,035        $  2,008     $  1,090      $1,108
                                           ==========       =========    ========      ======
Allowance for loan losses                  $   3,023        $ 2,964      $  2,888      $2,791
                                           ==========       =========    ========      ======
Nonaccrual loans to total loans                 0.06%          0.07%        0.10%        0.10%
Nonperforming loans to total loans              0.74%          0.75%        0.42%        0.44%
Nonperforming loans to total assets             0.50%          0.50%        0.27%        0.30%
Allowance for loan losses to total loans        1.10%          1.11%        1.10%        1.22%

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


There were no loans at June 30, 2004 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 2004.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determine by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2004 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at June 30, 2004.

                            Required        Actual         Excess
                           -----------      -------       --------
Risk-based Capital
  Tier 1                     4.00%           12.84%        8.84%
  Total                      8.00%           13.94%        5.94%
  Leverage Ratio             4.00%            8.80%        4.80%


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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2004, the Corporation has outstanding loan commitments of $17.5 million and unused lines and letters of credit totaling $69.2 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 2004, totaled $52.3 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents increased $2.4 million during the first six months of 2004. Operating activities and financing activities provided $2.5 million and $3.4 million, respectively. Net investing activities amounting to $3.6 million partially offset these amounts.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                       Stewardship Financial Corporation
                         Part II -- Other Information



Item 4.      Submission of Matters to a Vote of Security Holders

The Corporation held an Annual Meeting of Shareholders on May 11, 2004. At that meeting, the Corporation's shareholders elected three directors for a three year term that will expire in May 2007, or until their successors are duly elected and qualified. The voting results were as follows:


                                           Votes for         Votes Withheld
                                           ---------         ---------------
Election of Director
      Harold Dyer                          2,336,338                 3,500
      John J. Murphy                       2,242,056                97,781
      Abe Van Wingerden                    2,336,338                 3,500


There were no broker non-votes on any of the above matters. The following individuals whose terms expire in either 2005 or 2006, or until their successors are duly elected and qualified, continue to serve as directors: William C. Hanse, Margo Lane, Arie Leegwater, John L. Steen, Robert J. Turner, William J. Vander Eems, and Paul Van Ostenbridge

      The Corporation's shareholders voted to amend the Certificate of Incorporation to increase the authorized shares of common stock from 5,000,000 to 10,000,000 shares. The proposal passed as follows: For- 2,129,039 Against-198,542 Abstain - 12,256. There were no broker non-votes on this matter.

Item   6.     Exhibits and Reports on Form 8K
              --------------------------------

      (a)       Exhibits
                  See exhibit index

      (b)       Reports on Form 8-K

                 1) On April 23, 2004, the Corporation filed a current report on Form 8-K, attaching a press release reporting results for the quarter ended March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                       Stewardship Financial Corporation





Date: August 12, 2004               By: /s/ Paul Van Ostenbridge
      ---------------                   ------------------------------
                                               Paul Van Ostenbridge
                                               President and Chief Executive
                                                   Officer
                                               (authorized officer on behalf
                                                 of registrant)



Date: August 12, 2004               By: /s/  Julie E. Holland
      ---------------                   -------------------------------
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