Form 10-Q
period 2004-09-30
STEWARDSHIP FINANCIAL CORP
filed 2004-11-12
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                 22-3351447
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

  630 Godwin Avenue, Midland Park,  NJ                       07432
----------------------------------------                  ----------
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

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of November 2, 2004, was 3,205,928.

                        Stewardship Financial Corporation

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I  -  CONSOLIDATED FINANCIAL INFORMATION
---------------------------------------------

ITEM 1  -  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2004 (Unaudited) and December 31, 2003 ...        1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2004 and 2003 (Unaudited) ......        2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2004 and 2003 (Unaudited) ......        3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2004 and 2003 (Unaudited) ......        4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended September 30, 2004 and
         September 30, 2003 (Unaudited) ............................        5

         Notes to Consolidated Financial Statements (Unaudited) ....   6 - 11

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ............................................  12 - 24

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK .....................................       25

ITEM 4 -   CONTROLS AND PROCEDURES .................................       25

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 6 - EXHIBITS ..................................................       26

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                    September 30,       December 31,
                                                                        2004                2003
                                                                    --------------------------------
                                                                     (Unaudited)
Assets

Cash and due from banks                                             $  14,087,000       $ 15,640,000
Other interest-earning assets                                             217,000          2,198,000
Federal funds sold                                                             --          1,300,000
                                                                    --------------------------------
       Cash and cash equivalents                                       14,304,000         19,138,000

Securities available for sale                                          59,745,000         61,305,000
Securities held to maturity; estimated fair value
    of $42,429,000 (2004) and $53,370,000 (2003)                       41,769,000         52,360,000
FHLB-NY stock, at cost                                                  1,643,000          1,322,000
Loans, net of allowance for loan losses of
    of $ 3,155,000 (2004) and $2,888,000 (2003)                       273,368,000        258,776,000
Mortgage loans held for sale                                               98,000            576,000
Premises and equipment, net                                             3,439,000          3,637,000
Accrued interest receivable                                             1,830,000          1,863,000
Intangible assets, net of accumulated amortization of
    $560,000 (2004) and $530,000 (2003)                                   190,000            220,000
Other assets                                                            2,440,000          2,571,000
                                                                    --------------------------------

       Total assets                                                 $ 398,826,000       $401,768,000
                                                                    ================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                             $  82,067,000       $ 80,845,000
    Interest-bearing                                                  258,627,000        260,693,000
                                                                    --------------------------------

        Total deposits                                                340,694,000        341,538,000

Other borrowings                                                       17,007,000         20,000,000
Subordinated debentures                                                 7,217,000          7,217,000
Securities sold under agreements to repurchase                          2,113,000          3,547,000
Accrued expenses and other liabilities                                  2,239,000          2,317,000
                                                                    --------------------------------

        Total liabilities                                             369,270,000        374,619,000
                                                                    --------------------------------

Commitments and contingencies                                                  --                 --

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
     3,363,738 and 3,165,233 shares issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively            20,014,000         19,552,000
Treasury stock; 4,702 shares outstanding at September 30, 2004           (107,000)                --
Retained earnings                                                       9,650,000          7,593,000
Accumulated other comprehensive (loss) income                              (1,000)             4,000
                                                                    --------------------------------

        Total stockholders' equity                                     29,556,000         27,149,000
                                                                    --------------------------------

        Total liabilities and stockholders' equity                  $ 398,826,000       $401,768,000
                                                                    ================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                          ------------------------------
                                                              2004              2003
                                                          ------------------------------
Interest income:
     Loans                                                $ 12,741,000       $11,931,000
     Securities held to maturity
       Taxable                                                 777,000           968,000
       Non-taxable                                             474,000           526,000
     Securities available for sale                           1,615,000           361,000
     Other interest-earning assets                              36,000           155,000
                                                          ------------------------------
          Total interest income                             15,643,000        13,941,000
                                                          ------------------------------

Interest expense:
     Deposits                                                2,699,000         3,359,000
     Borrowed money                                            879,000            66,000
                                                          ------------------------------
          Total interest expense                             3,578,000         3,425,000
                                                          ------------------------------

Net interest income before provision for loan losses        12,065,000        10,516,000
Provision for loan losses                                      390,000           315,000
                                                          ------------------------------
Net interest income after provision for loan losses         11,675,000        10,201,000
                                                          ------------------------------

Noninterest income:
     Fees and service charges                                1,755,000         1,563,000
     Gain on sales of mortgage loans                            97,000           402,000
     (Loss) gain on sales of securities                         (4,000)           49,000
     Miscellaneous                                             180,000           237,000
                                                          ------------------------------
           Total noninterest income                          2,028,000         2,251,000
                                                          ------------------------------

Noninterest expenses:
     Salaries and employee benefits                          4,160,000         3,990,000
     Occupancy, net                                            730,000           537,000
     Equipment                                                 617,000           544,000
     Data processing                                           749,000           667,000
     Advertising                                               218,000           197,000
     FDIC insurance premium                                     37,000            36,000
     Amortization of intangible assets                          30,000            32,000
     Charitable contributions                                  397,000           351,000
     Stationery and supplies                                   172,000           171,000
     Miscellaneous                                           2,173,000         1,898,000
                                                          ------------------------------
          Total noninterest expenses                         9,283,000         8,423,000
                                                          ------------------------------

Income before income tax expense                             4,420,000         4,029,000
Income tax expense                                           1,602,000         1,419,000
                                                          ------------------------------
Net income                                                $  2,818,000       $ 2,610,000
                                                          ==============================

Basic earnings per share                                  $       0.84       $      0.79
                                                          ==============================
Diluted earnings per share                                $       0.83       $      0.78
                                                          ==============================

Weighted average number of common shares outstanding         3,333,557         3,290,838
                                                          ==============================
Weighted average number of diluted common
     shares outstanding                                      3,382,034         3,332,136
                                                          ==============================

Share data has been restated to reflect a 3 for 2 stock split effective as of July 2003, a 5% stock dividend paid November 2003 and a 5% stock dividend payable November 15, 2004.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                          --------------------------
                                                             2004            2003
                                                          --------------------------
Interest income:
     Loans                                                $4,358,000      $4,061,000
     Securities held to maturity
       Taxable                                               238,000         247,000
       Non-taxable                                           153,000         172,000
     Securities available for sale                           548,000         179,000
     Other interest-earning assets                            11,000          46,000
                                                          --------------------------
          Total interest income                            5,308,000       4,705,000
                                                          --------------------------

Interest expense:
     Deposits                                                849,000       1,038,000
     Borrowed money                                          288,000          32,000
                                                          --------------------------
          Total interest expense                           1,137,000       1,070,000
                                                          --------------------------

Net interest income before provision for loan losses       4,171,000       3,635,000
Provision for loan losses                                    150,000          90,000
                                                          --------------------------
Net interest income after provision for loan losses        4,021,000       3,545,000
                                                          --------------------------

Noninterest income:
     Fees and service charges                                601,000         536,000
     Gain on sales of mortgage loans                          30,000         164,000
     (Loss) gain on sales of securities                            0          22,000
     Miscellaneous                                            43,000          55,000
                                                          --------------------------
           Total noninterest income                          674,000         777,000
                                                          --------------------------

Noninterest expenses:
     Salaries and employee benefits                        1,424,000       1,393,000
     Occupancy, net                                          240,000         181,000
     Equipment                                               176,000         179,000
     Data processing                                         254,000         251,000
     Advertising                                              80,000          72,000
     FDIC insurance premium                                   12,000          12,000
     Amortization of intangible assets                        10,000          11,000
     Charitable contributions                                135,000         117,000
     Stationery and supplies                                  58,000          69,000
     Miscellaneous                                           708,000         650,000
                                                          --------------------------
           Total noninterest expenses                      3,097,000       2,935,000
                                                          --------------------------

Income before income tax expense                           1,598,000       1,387,000
Income tax expense                                           584,000         492,000
                                                          --------------------------
Net income                                                $1,014,000      $  895,000
                                                          ==========================

Basic earnings per share                                  $     0.30      $     0.27
                                                          ==========================
Diluted earnings per share                                $     0.29      $     0.26
                                                          ==========================

Weighted average number of common shares outstanding       3,354,861       3,304,815
                                                          ==========================
Weighted average number of diluted common
     shares outstanding                                    3,403,718       3,357,578
                                                          ==========================

Share data has been restated to reflect a 3 for 2 stock split effective as of July 2003, a 5% stock dividend paid November 2003 and a 5% stock dividend payable November 15, 2004.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        -------------------------------
                                                                             2004               2003
                                                                        -------------------------------
Cash flows from operating activities:
Net income                                                              $  2,818,000       $  2,610,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment              541,000            499,000
        Amortization of premiums and accretion of discounts, net             459,000            637,000
        Accretion of deferred loan fees                                      (97,000)          (126,000)
        Provision for loan losses                                            390,000            315,000
        Originations of mortgage loans held for sale                      (8,842,000)       (32,317,000)
        Proceeds from sale of mortgage loans                               9,417,000         33,955,000
        Gain on sale of loans                                                (97,000)          (402,000)
        Loss (gain) on sale of securities available for sale                   4,000            (49,000)
        Gain on sale of fixed assets                                              --            (54,000)
        Loss on write off of branch startup costs                             63,000                 --
        Deferred income tax benefit                                         (115,000)           (63,000)
        Amortization of intangible assets                                     30,000             32,000
        Decrease (increase) in accrued interest receivable                    33,000            (64,000)
        Decrease (increase) in other assets                                  245,000           (599,000)
        Decrease in other liabilities                                        (78,000)           (18,000)
                                                                        -------------------------------
                 Net cash provided by operating activities                 4,771,000          4,356,000
                                                                        -------------------------------

Cash flows from investing activities:
    Purchase of securities available for sale                            (11,932,000)       (31,643,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                                 6,280,000          4,138,000
    Proceeds from sales and calls on securities available for sale         6,996,000          4,271,000
    Purchase of securities held to maturity                               (2,434,000)       (21,027,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                      8,039,000         14,374,000
    Proceeds from calls of securities held to maturity                     4,735,000         13,375,000
    Purchase of FHLB-NY stock                                               (321,000)          (263,000)
    Investment in special purpose subsidiary                                      --           (217,000)
    Net increase in loans                                                (14,885,000)       (36,306,000)
    Sales of premises and equipment                                               --            227,000
    Additions to premises and equipment                                     (406,000)          (350,000)
                                                                        -------------------------------
                 Net cash used in investing activities                    (3,928,000)       (53,421,000)
                                                                        -------------------------------

Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                          1,222,000          9,594,000
     Net (decrease) increase in interest-bearing deposits                 (2,066,000)        23,779,000
     Net (decrease) increase in securities sold
         under agreement to repurchase                                    (1,434,000)         1,704,000
     Issuance of trust preferred securities                                       --          7,217,000
     Net decrease in borrowings                                           (2,993,000)                --
     Cash dividends paid on common stock                                    (761,000)          (606,000)
     Purchase of treasury stock                                             (454,000)                --
     Exercise of stock options                                               292,000             59,000
     Issuance of common stock                                                517,000            429,000
                                                                        -------------------------------
                 Net cash (used in) provided by financing activities      (5,677,000)        42,176,000
                                                                        -------------------------------

     Net decrease in cash and cash equivalents                            (4,834,000)        (6,889,000)
     Cash and cash equivalents - beginning                                19,138,000         33,418,000
                                                                        -------------------------------
     Cash and cash equivalents - ending                                 $ 14,304,000       $ 26,529,000
                                                                        ===============================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                3,686,000          3,560,000
     Cash paid during the year for income taxes                            1,580,000          1,482,000

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                             For the Nine Months Ended September 30, 2004
                                         ------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                                                                             Income
                                               Common Stock              Treasury Stock         Retained     (Loss),
                                           Shares         Amount       Shares      Amount       Earnings       Net         Total
                                         ------------------------------------------------------------------------------------------
Balance -- December 31, 2003             3,165,233    $ 19,552,000         --    $      --    $ 7,593,000    $ 4,000    $27,149,000
Dividends Paid                                  --              --         --           --       (761,000)        --       (761,000)
Treasury Stock                                                        (20,000)    (454,000)                                (454,000)
5% stock dividend (payable
     November 15, 2004                     160,178       3,623,000       (224)      (5,000)    (3,618,000)        --             --
Common stock issued under stock plans        7,971         170,000     15,522      347,000             --         --        517,000
Exercise of stock options                   30,356         292,000                                                          292,000
Comprehensive income:
   Net income for the nine months
       ended September 30, 2004                 --              --         --           --      2,818,000         --      2,818,000
   Unrealized holding losses on
    securities available for sale
    arising during the period
    (net tax of $1,000)                         --              --         --           --             --     (5,000)        (5,000)
                                                                                                                        -----------
Total comprehensive income, net of tax                                                                                    2,813,000

                                         ------------------------------------------------------------------------------------------
Balance -- September 30, 2004            3,363,738    $ 23,637,000     (4,702)   $(112,000)   $ 6,032,000    $(1,000)   $29,556,000
                                         ==========================================================================================

                                                              For the Nine Months Ended September 30, 2003
                                                   ------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                             Income
                                                        Common Stock           Retained      (Loss),
                                                    Shares        Amount       Earnings        Net           Total
                                                   ------------------------------------------------------------------
Balance -- December 31, 2002                       1,975,437   $15,058,000   $ 8,600,000    $ 159,000    $ 23,817,000
Dividends Paid                                            --            --      (606,000)          --        (606,000)
Stock split - 3 for 2                                997,129            --            --           --              --
5% stock dividend (payable
     November 15, 2003)                              150,094     3,452,000    (3,452,000)          --              --
Common stock issued under stock plans                 23,863       429,000            --           --         429,000
Exercise of stock options                              5,456        59,000            --           --          59,000
Tax Benefit - exercise of stock options                   --        81,000            --           --          81,000
Comprehensive income:
   Net income for the nine months
       ended September 30, 2003                           --            --     2,610,000           --       2,610,000
   Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $184,000)                         --            --            --     (286,000)       (286,000)
                                                                                                         ------------
Total comprehensive income, net of tax                                                                      2,324,000

                                                   ------------------------------------------------------------------
Balance -- September 30, 2003                      3,151,979   $19,079,000   $ 7,152,000    $(127,000)   $ 26,104,000
                                                   ==================================================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30
                                                               2004             2003           2004             2003
                                                          ------------------------------  ------------------------------
Net Income:
      Net income as reported                              $   1,014,000    $     895,000  $   2,818,000    $   2,610,000
      Stock-based compensation expense included in net
          Income, net of related tax effects                      6,000            8,000         17,000           24,000
      Total stock-based compensation expense determined
         under fair value based method for all awards,
        net of related tax effects                              (22,000)         (25,000)       (66,000)         (67,000)
                                                          -------------    -------------  -------------    -------------
      Pro forma net income                                $     998,000    $     878,000  $   2,769,000    $   2,567,000
                                                          =============    =============  =============    =============
Earnings per share:
      As reported Basic earnings per share                $        0.30    $        0.27  $        0.84    $        0.79
      As reported Diluted earnings per share                       0.29             0.26           0.83             0.78
      Pro forma Basic earnings per share                           0.30             0.27           0.83             0.78
      Pro forma Diluted earnings per share                         0.29             0.26           0.82             0.77

Share data has been restated to reflect a 3 for 2 stock split effective as of July 2003, a 5% stock dividend paid November 2003 and a 5% stock dividend payable November 15, 2004.

The fair value of options granted for employees and directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                  Employee          Directors       Employee         Employee         Employee
                                Stock Options    Stock Options    Stock Options    Stock Options    Stock Options
                                    2003              2001            2000             1999             1998
                                ---------------------------------------------------------------------------------
Dividend yield                      2.02%             1.62%            1.57%            1.25%            1.12%
Expected volatility                51.65%            39.76%           20.27%           23.63%           16.24%
Risk-free interest rate             3.40%             5.07%            5.16%            6.65%            5.58%
Expected Life                    7 years           7 years          7 years          7 years          7 years
Fair value at grant date        $   9.19          $   4.04         $   2.96         $   3.46         $   2.03

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

      The following table sets forth the amortized cost and carrying value of the Corporation's securities available for sale as of September 30, 2004 and December 31, 2003. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                                September 30, 2004
                                          -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized         Unrealized         Carrying
                                              Cost            Gains             Losses             Value
                                          -----------------------------------------------------------------
    U.S. Treasury securities              $   503,000        $     --        $     6,000        $   497,000
    U.S. Government agencies               22,325,000          51,000            129,000         22,247,000
    Obligations of state and political
         subdivisions                       1,950,000           4,000             24,000          1,930,000
    Mutual funds                            1,008,000          10,000                 --          1,018,000
    Mortgage-backed securities             33,958,000         245,000            150,000         34,053,000
                                          -----------------------------------------------------------------
                                          $59,744,000        $310,000        $   309,000        $59,745,000
                                          =================================================================

                                                                 December 31, 2003
                                          -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized         Unrealized         Carrying
                                              Cost            Gains             Losses             Value
                                          -----------------------------------------------------------------
    U.S. Treasury securities              $   505,000        $     --        $     5,000        $   500,000
    U.S. Government agencies               22,210,000          51,000            117,000         22,144,000
    Obligations of state and political
         subdivisions                       1,400,000          11,000              5,000          1,406,000
    Mortgage-backed securities             37,185,000         212,000            142,000         37,255,000
                                          -----------------------------------------------------------------
                                          $61,300,000        $274,000        $   269,000        $61,305,000
                                          =================================================================

On a quarterly basis, the Corporation makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. The Corporation considers many factors including the length of time the security has had a market value less than the cost basis; the intent and ability of the Corporation to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Management considers the impairment of these securities to be temporary.


Note 4. Securities Held to Maturity

     The following table sets forth the carrying value and estimated fair value of the Corporation's securities held to maturity as September 30, 2004 and December 31, 2003. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                 September 30, 2004
                                            ----------------------------------------------------------------
                                                                  Gross            Gross          Estimated
                                              Carrying         Unrealized        Unrealized         Fair
                                               Value              Gains            Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $ 1,008,000       $   43,000        $        --      $ 1,051,000
    U.S. Government agencies                  9,166,000           50,000             32,000        9,184,000
    Obligations of state and political
         subdivisions                        17,761,000          397,000              3,000       18,155,000
    Mortgage-backed securities               13,834,000          239,000             34,000       14,039,000
                                            ----------------------------------------------------------------
                                            $41,769,000       $  729,000        $    69,000      $42,429,000
                                            ================================================================

                                                                   December 31, 2003
                                            ----------------------------------------------------------------
                                                                  Gross            Gross          Estimated
                                              Carrying         Unrealized        Unrealized         Fair
                                               Value              Gains            Losses           Value
                                            ----------------------------------------------------------------
    U.S. Treasury securities                $ 1,011,000       $   56,000        $        --      $ 1,067,000
    U.S. Government agencies                 12,756,000           74,000             26,000       12,804,000
    Obligations of state and political
         subdivisions                        19,686,000          654,000                 --       20,340,000
    Mortgage-backed securities               18,907,000          295,000             43,000       19,159,000
                                            ----------------------------------------------------------------
                                            $52,360,000       $1,079,000        $    69,000      $53,370,000
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

                                           September 30,          December 31,
                                                2004                  2003
                                           -----------------------------------

Mortgage
     Residential                           $  40,710,000         $  44,835,000
     Commercial                              118,965,000           109,708,000
Commercial                                    51,009,000            48,950,000
Equity                                        21,077,000            17,181,000
Installment                                   44,338,000            41,067,000
Other                                            738,000               238,000
                                           -----------------------------------
        Total loans                          276,837,000           261,979,000
                                           -----------------------------------

Less: Deferred loan fees                         314,000               315,000
      Allowance for loan losses                3,155,000             2,888,000
                                           -----------------------------------
                                               3,469,000             3,203,000
                                           -----------------------------------

        Loans, net                         $ 273,368,000         $ 258,776,000
                                           ===================================

Note 6. Allowance for loan losses

                                              Nine Months Ended September 30,
                                                2004                  2003
                                           -----------------------------------

Balance, beginning of period               $   2,888,000         $   2,689,000
Provision charged to operations                  390,000               315,000
Recoveries of loans charged off                    5,000                    --
Loans charged off                               (128,000)             (213,000)
                                           -----------------------------------

Balance, end of period                     $   3,155,000         $   2,791,000
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

                                                    September 30,     December 31,
                                                        2004              2003
                                                    ------------------------------
Impaired loans
    With related allowance for loan losses           $1,049,000        $1,073,000
    Without related allowance for loan losses           943,000            17,000
                                                     ----------        ----------
Total impaired loans                                 $1,992,000        $1,090,000
                                                     ==========        ==========

Related allowance for loan losses                    $   83,000        $  100,000
                                                     ==========        ==========

Impaired loans at September 30, 2004 include a loan to a borrower in the amount of $940,000 that is considered past due 90 days because the loan matured and has not been renewed. The loan is well collateralized by a lien on the borrower's residence and is expected to be renewed pending resolution of the borrower's legal matters. Monthly interest payments continue to be received.

Note 8.  Recent Accounting Pronouncements

On September 30, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. EITF Issue 03-01-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, " which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporarily impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-01 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. The Corporation does not believe the final issuance of the Staff Position No. EITF 03-01a will have a material impact on the financial condition of results of operations.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 9. Earnings Per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                 Three Months                 Nine Months
                                              Ended September 30,          Ended September 30,
                                               2004          2003          2004          2003
                                              ------        ------        ------        ------
Net income                                    $1,014        $  895        $2,818        $2,610

Weighted average shares                        3,355         3,305         3,334         3,291
Effect of dilutive stock options                  49            53            48            41
                                              ------        ------        ------        ------
Total weighted average dilutive shares         3,404         3,358         3,382         3,332

Basic earnings per share                      $ 0.30        $ 0.27        $ 0.84        $ 0.79
Diluted earnings per share                    $ 0.29        $ 0.26        $ 0.83        $ 0.78

All share and per share amounts have been restated to reflect a 5% stock dividend payable November 15, 2004, a 5% stock dividend paid November 15, 2003 and a 3 for 2 stock split effective as of July 2003.

Note 10. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2004 and 2003 was $2.8 million and $2.3 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition
-------------------

Total assets decreased by $2.9 million, or 0.7%, from $401.8 million at December 31, 2003 to $398.8 million at September 30, 2004. Net loans increased $14.6 million, partially offset by a $10.6 million decrease in securities held to maturity, $4.8 million decrease in cash and cash equivalents and $1.6 million decrease in securities available for sale. This was caused by an intentional repositioning of the balance sheet by funding loan growth from calls and principal payments from the investment portfolio. The composition of the loan portfolio is basically unchanged at September 30, 2004 when compared with the portfolio at December 31, 2003.

Total deposits totaled $340.7 million at September 30, 2004, a decrease of $0.8 million, or 0.2%, from $341.5 million at December 31, 2003. Interest-bearing deposits decreased $2.1 million, or 0.8%, to $258.6 million at September 30, 2004 and noninterest-bearing deposits increased $1.2 million, or 1.5%, to $82.1 million at September 30, 2004. The decrease in deposits can be attributed to the current economic and interest rate environment. Management did not aggressively pursue certificates of deposit products as a funding source but concentrated its efforts to developing new core deposit products. It is expected that these products will be offered in the fourth quarter of 2004 and will help support and fund continued loan growth.

Borrowings totaled $17.0 million at September 30, 2004, a decrease of $3.0 million, or 15.0%, from $20.0 million at December 31, 2003. This decrease was a result of paydowns on the leverage transaction that was completed in December, 2003.

The Corporation's main focus during the first nine months was to manage its liquidity position by redeploying principal repayments, maturities, and calls in the investment portfolio into the loan portfolio. With the increase in mortgage interest rates, the banking industry has experienced a reduction in loan production as strategies to refinance were deployed by customers in 2003. In order to continue its strong loan production, the Corporation continues to enhance the product line of the Bank. Management introduced a new home equity product, Equity Plus, an interest-only line of credit designed to maximize the equity built up in the home. Marketed to those customers with high credit and collateral standards, this product eliminates the requirement to pay principal during the first five years of the term and is offered at a variable interest rate tied to our base rate.

The Corporation had been pursuing a new branch opportunity in Oakland, New Jersey. After appearing at several meetings of the town planning board to obtain a use variance, management found that the town was unwilling to accept a bank as useage to the property. The Corporation withdrew its application with the town and will not pursue this branch opportunity. The Corporation has entered into a contract to purchase property in Waldwick, New Jersey, subject to obtaining town approvals. This would allow the Corporation to move its existing branch in Waldwick to a more visible location and will allow an ATM and driveup facility not available at current branch. The Corporation also entered into a lease agreement, subject to town approvals, to open a new branch in Montville, New Jersey. It is anticipated that the new branch locations will open in 2005 and will provide improved service to existing customers as well as extend market penetration into new areas.

Results of Operations
---------------------
Nine Months Ended September 30, 2004 and 2003
---------------------------------------------

General
-------

The Corporation reported net income of $2.8 million, or $0.83 diluted earnings per share, for the nine months ended September 30, 2004, compared to $2.6 million, or $0.78 diluted earnings per share, for the same period in 2003. The $208,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense and a decrease in noninterest income.

Net interest income
-------------------

Net interest income increased $1.5 million, or 14.7%, for the nine months ended September 30, 2004 as compared with the corresponding period in 2003. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $1.7 million, or 11.9%, primarily due to an increase in the average earning assets, offset by a decrease in yields on interest-earning assets. Due to the continued low interest rate environment, tax equivalent yields on interest earning assets fell 13 basis points from 5.70% for the nine months ended September 30, 2003 to 5.57% for the same period in 2004. The average balance on interest-earning assets increased $48.1 million, or 14.5%, from $332.7 million for the nine months ended September 30, 2003 to $380.8 million for the same period in 2004, primarily caused by an increase to the Corporation's average deposit base and the implementation of a leveraging strategy in December 2003. The leveraging strategy employed the use of $20.0 million in FHLB borrowings to be invested in agencies and mortgage-backed securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $33.9 million to an average $270.8 million for the nine months ended September 30, 2004, from an average $237.0 million for the comparable period in 2003. The Corporation also increased its taxable investment portfolio $31.9 million to an average $85.9 million at September 30, 2004. Other interest-earning assets decreased $17.8 million to an average $3.7 million as the Corporation redeployed short term assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $153,000, or 4.5%, due primarily to an increase in deposits and borrowed funds, partially offset by a decrease in rates paid on deposits. The average balance of total interest-bearing deposits increased to $263.3 million for the nine months ended September 30, 2004 from $248.2 million for the comparable 2003 period, primarily as a result of the Corporation's expanding customer base. Borrowed funds increased due to the employing of the leveraging strategy and the issuance of subordinated debentures for enhancing capital. Yields on deposits and borrowed money decreased from 1.81% for the nine month period ended September 30, 2003 to 1.63% for the comparable period in 2004.

                   Analysis of Net Interest Income (Unaudited)

                     For the Nine Months Ended September 30,

                                                                    2004                                         2003
                                                 -------------------------------------          ------------------------------------
                                                                               Average                                       Average
                                                                 Interest       Rates                          Interest       Rates
                                                   Average        Income/      Earned/           Average        Income/      Earned/
                                                   Balance        Expense        Paid            Balance        Expense        Paid
                                                   -------        -------        ----            -------        -------        ----
                                                                               (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                        $  270,824      $  12,741       6.28%          $  236,958     $  11,931       6.73%
Taxable investment securities (1)                    85,936          2,365       3.68               53,992         1,309       3.24
Tax-exempt investment securities (1) (2)             20,301            726       4.78               20,205           788       5.21
Other interest-earning assets                         3,737             36       1.29               21,549           155       0.96
                                                 ----------      ---------                      ----------     ---------
Total interest-earning assets                       380,798         15,868       5.57              332,704        14,183       5.70
                                                                 ---------                                     ---------

Non-interest-earning assets:
Allowance for loan losses                            (3,031)                                        (2,833)
Other assets                                         23,842                                         20,918
                                                 ----------                                     ----------
Total assets                                     $  401,609                                     $  350,789
                                                 ==========                                     ==========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                 $  121,918      $     571       0.63%          $  113,290     $     839       0.99%
Savings deposits                                     49,085            268       0.73               40,924           243       0.79
Time deposits                                        92,265          1,860       2.69               93,995         2,277       3.24
Repurchase agreements                                 2,974             26       1.17                4,447            66       1.98
FHLB Borrowing                                       18,964            488       3.44                    -             -
Subordinated debenture                                7,260            365       6.72                    -             -
                                                 ----------      ---------                      ----------     ---------
Total interest-bearing liabilities                  292,466          3,578       1.63              252,656         3,425       1.81
                                                                 ---------                                     ---------
Non-interest-bearing liabilities:
Demand deposits                                      79,117                                         70,911
Other liabilities                                     1,991                                          2,062
Stockholders' equity                                 28,035                                         25,160
                                                 ----------                                     ----------
Total liabilities and stockholders' equity       $  401,609                                     $  350,789
                                                 ==========                                     ==========

Net interest income (taxable equivalent basis)                   $  12,290                                     $  10,758
                                                                 =========                                     =========

Net interest spread (taxable equivalent basis)                                   3.93%                                         3.89%
                                                                               ======                                        ======

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                          4.31%                                         4.32%
                                                                               ======                                        ======

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
                                                          (Dollars in thousands)

Reconciliation of net interest
income (tax equivalent basis):

Net interest income                                       12,065          10,516
Tax equivalent basis adjustment                              225             242
                                                          ------          ------
Net interest income (tax equivalent basis)                12,290          10,758
                                                          ======          ======

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

The provision charged to operations totaled $390,000 and $315,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase in the provision was primarily due to the continued growth in loans and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income decreased $223,000, or 9.9%, from $2.3 million for the nine month period ended September 30, 2003 to $2.0 million for the comparable period in 2004. Deposit related fees increased $192,000 due to an increase in the deposit base and income derived from the merchant credit card processing program. Gain on mortgage loans held for sale decreased $305,000, or 75.9%, for the first nine months of 2004 compared to the comparable period in 2003. In 2003, the Corporation realized record refinancings and with the increase in mortgage rates experienced in 2004, this origination volume has declined. During the first quarter of 2003, the Corporation sold a property located in Hawthorne, New Jersey and realized a profit of $54,000. This property had been originally purchased in December 2000 as a strategy to improve our branch facility on Lafayette Avenue, Hawthorne, New Jersey. This strategy did not materialize, the Corporation opened a branch on Goffle Road, Hawthorne, New Jersey, and management found it no longer could utilize the additional property. In addition, the Corporation realized gains on sales of securities available for sale in the amount of $49,000 during 2003, compared with a loss of $4,000 for 2004.

Noninterest expense
-------------------

Noninterest expense increased by approximately $860,000, or 10.2%, to $9.3 million for the nine months ended September 30, 2004, compared to $8.4 million for the same 2003 period. Salaries and employee benefits, the major component of noninterest expense, increased $170,000, or 4.3%, during the nine months ended September 30, 2004. This increase was due to increases in staffing for the new Wayne branch, opened in November 2003 and general increases for merit and performance. Occupancy and equipment increased $266,000, or 24.6%, primarily due to the increase in the Corporation's branch facilities. Data processing expense increased $82,000, or 12.3%, due to the increase in the Corporation's deposit base, and the implementation of the check imaging upgrade, which occurred in the second quarter of 2003. Miscellaneous expenses increased $275,000, or 14.5%, to provide for increase in merchant credit card processing business and the general growth of the Corporation.

Income taxes
------------

Income tax expense totaled $1.6 million for the nine months ended September 30, 2004, for an effective tax rate of 36.2%. For the nine months ended September 30, 2003, income tax expense totaled $1.4 million, for an effective tax rate of 35.2%. The effective tax rate has increased due to a slight change in the mix of taxable versus nontaxable interest income.

Results of Operations
---------------------
Three Months Ended September 30, 2004 and 2003
----------------------------------------------

General
-------

The Corporation reported net income of $1.0 million, or $0.29 diluted earnings per share for the three months ended September 30, 2004, compared to $895,000, or $0.26 diluted earnings per share for the same period in 2003. The $119,000 increase was primarily caused by increases in net interest income, partially offset by increases in noninterest expense and a decrease in noninterest income.

Net interest income
-------------------

Net interest income increased $536,000, or 14.7%, for the three months ended September 30, 2004 as compared with the corresponding period in 2003. The increase was primarily due to an increase in average net interest-earning assets and an increase in the net interest margin.

Total interest income on a tax equivalent basis increased $594,000, or 12.4%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the investment portfolio and shift in assets into investments and loans, tax equivalent yields on interest earning assets increased 13 basis points from 5.45% for the three months ended September 30, 2003 to 5.58% for the same period in 2004. The average balance of interest-earning assets increased $34.7 million, or 10.0%, from $348.6 million for the three months ended September 30, 2003 to $383.3 million for the same period in 2004, primarily caused by an increase to the Corporation's average deposit base and the implementation of a leveraging strategy in December 2003. The leveraging strategy employed the use of $20.0 million in FHLB borrowings to be invested in agencies and mortgage-backed securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $31.1 million to an average $277.7 million for the three months ended September 30, 2004, from an average $246.6 million for the comparable period in 2003. The Corporation also increased its taxable investment portfolio $24.1 million to an average $83.1 million at September 30, 2004. Other interest-earning assets decreased $20.3 million to an average $2.5 million as the Corporation redeployed short term assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $67,000, or 6.3%, due primarily to an increase in deposits and borrowed funds, partially offset by a decrease in rates paid on deposits. The average balance of total interest-bearing deposits increased to $264.4 million for the three months ended September 30, 2004 from $257.2 million for the comparable 2003 period, primarily as a result of the Corporation's expanding customer base. Borrowed funds increased due to the employing of the leveraging strategy and the issuance of subordinated debentures for enhancing capital. Yields on deposits and borrowed money decreased from 1.62% for the three month period ended September 30, 2003 to 1.55% for the comparable period in 2004.

                   Analysis of Net Interest Income (Unaudited)

                    For the Three Months Ended September 30,

                                                                  2004                                        2003
                                                 -----------------------------------          -----------------------------------
                                                                             Average                                      Average
                                                               Interest       Rates                          Interest      Rates
                                                  Average       Income/      Earned/           Average       Income/      Earned/
                                                  Balance       Expense       Paid             Balance       Expense        Paid
                                                  -------       -------       ----             -------       -------        ----
                                                                             (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                       $  277,675     $   4,358       6.24%          $  246,572     $  4,061       6.53%
Taxable investment securities (1)                   83,117           778       3.72               59,025          419       2.82
Tax-exempt investment securities (1) (2)            20,000           232       4.61               20,245          259       5.08
Other interest-earning assets                        2,524            11       1.73               22,778           46       0.80
                                                ----------     ---------                      ----------     --------
Total interest-earning assets                      383,316         5,379       5.58              348,620        4,785       5.45
                                                               ---------                                     --------

Non-interest-earning assets:
Allowance for loan losses                           (3,112)                                       (2,920)
Other assets                                        24,237                                        21,289
                                                ----------                                    ----------
Total assets                                    $  404,441                                    $  366,989
                                                ==========                                    ==========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                $  122,578     $     182       0.59%          $  120,954     $    237       0.78%
Savings deposits                                    50,606            77       0.61               42,919           76       0.70
Time deposits                                       91,168           590       2.57               93,354          725       3.08
Repurchase agreements                                2,431             9       1.47                5,469           32       2.32
FHLB Borrowing                                      17,563           158       3.58                   --           --
Subordinated debenture                               7,259           121       6.63                   --           --
                                                ----------     ---------                      ----------     --------
Total interest-bearing liabilities                 291,605         1,137       1.55              262,696        1,070       1.62
                                                               ---------                                     --------
Non-interest-bearing liabilities:
Demand deposits                                     82,072                                        76,249
Other liabilities                                    2,063                                         2,208
Stockholders' equity                                28,701                                        25,836
                                                ----------                                    ----------
Total liabilities and stockholders' equity      $  404,441                                    $  366,989
                                                ==========                                    ==========

Net interest income (taxable equivalent basis)                 $   4,242                                     $  3,715
                                                               =========                                     ========

Net interest spread (taxable equivalent basis)                                 4.03%                                        3.83%
                                                                              =====                                       ======

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                        4.40%                                        4.23%
                                                                              =====                                       ======

----------
(1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2) The tax equivalent adjustments are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.

(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

                                                           2004           2003
                                                          --------------------
                                                          (Dollars in thousands)
Reconciliation of net interest
income (tax equivalent basis):

Net interest income                                       4,171          3,634
Tax equivalent basis adjustment                              71             81
                                                          -----          -----
Net interest income (tax equivalent basis)                4,242          3,715
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

The provision charged to operations totaled $150,000 and $90,000 during the three months ended September 30, 2004 and 2003, respectively. The increase in the provision was primarily due to the continued growth in loans and an increase in nonperforming loans. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income decreased $103,000, or 13.3%, from $777,000 for the three month period ended September 30, 2003 to $674,000 for the comparable period in 2004. Deposit related fees increased $65,000 due to an increase in the deposit base and income derived from the merchant credit card processing program. Mortgage origination volume continues to be lower than the record volume of 2003 due to the large number of refinances that occurred in 2003. Gain on mortgage loans held for sale decreased $134,000, or 81.7%, for the third quarter of 2004 compared to the comparable period in 2003.

Noninterest expense
-------------------

Noninterest expense increased by approximately $162,000, or 5.5%, to $3.1 million for the three months ended September 30, 2004, compared to $2.9 million for the same 2003 period. Salaries and employee benefits, the major component of noninterest expense, increased $31,000, or 2.2%, during the three months ended September 30, 2004. This increase was due to general increases for merit and performance. Occupancy and equipment increased $56,000, or 15.5%, primarily due to the increase in the Corporation's branch facilities. Miscellaneous expenses increased $58,000, or 8.9%, as a result of the general growth of the merchant card processing business and the growth of the Corporation.

Income taxes
------------

Income tax expense totaled $584,000 for the three months ended September 30, 2004, for an effective tax rate of 36.6%. For the three months ended September 30, 2003, income tax expense totaled $492,000, for an effective tax rate of 35.5%. The effective tax rate has increased due to a slight change in the mix of taxable versus nontaxable interest income.

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

                                               09/30/04       06/30/04       03/31/04       12/31/03
                                               --------       --------       --------       --------
                                                              (Dollars in Thousands)
Nonaccrual loans: (1)                           $  164         $  164         $  201         $  257
Loans past due 90 days or more: (2)              1,374          1,394          1,320            320
Restructured loans:                                453            477            487            513
                                                ------         ------         ------         ------
     Total nonperforming loans                  $1,991         $2,035         $2,008         $1,090
                                                ======         ======         ======         ======

Allowance for loan losses                       $3,155         $3,023         $2,964         $2,888
                                                ======         ======         ======         ======

Nonaccrual loans to total loans                   0.06%          0.06%          0.07%          0.10%
Nonperforming loans to total loans                0.72%          0.74%          0.75%          0.42%
Nonperforming loans to total assets               0.50%          0.50%          0.50%          0.27%
Allowance for loan losses to total loans          1.14%          1.10%          1.11%          1.10%

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

There were no loans at September 30, 2004 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk
-----------

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 2004.

The Corporation has not experienced any significant changes to its interest rate sensitivity position since December 31, 2003.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determine by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2004 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at September 30, 2004.

                                           Required       Actual         Excess
                                           --------       ------         ------
Risk-based Capital
         Tier 1                            4.00%          13.08%          9.08%
         Total                             8.00%          14.22%          6.22%
         Leverage Ratio                    4.00%           8.99%          4.99%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2004, the Corporation has outstanding loan commitments of $25.2 million and unused lines and letters of credit totaling $77.3 million. Certificates of deposit scheduled to mature in one year or less, at September 30, 2004, totaled $56.1 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $4.8 million during the first nine months of 2004. Net investing activities and financing activities used $3.9 million and $5.7 million, respectively, and operating activities provided $4.8 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information

Item 6. Exhibits
----------------

                  See exhibit index

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation


Date: November 12, 2004                      By: /s/ Paul Van Ostenbridge
      -----------------                          ----------------------------
                                                 Paul Van Ostenbridge
                                                 President and Chief Executive
                                                     Officer
                                                 (authorized officer on behalf
                                                   of registrant)


Date: November 12, 2004                      By: /s/ Julie E. Holland
      -----------------                          ----------------------------
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