Form 10-K
period 2004-12-31
STEWARDSHIP FINANCIAL CORP
filed 2005-03-31
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                  22-3351447
   ---------------------------------               -------------------------
     (State of other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

      630 Godwin Avenue, Midland Park, NJ                   07432
    ----------------------------------------          ------------------
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (201) 444-7100

        Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value
    ------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2004 was $62,016,884.

As of March 11, 2005 3,376,845 shares of the registrant's common stock were outstanding.

For the fiscal year ended December 31, 2004, the registrant had total revenues of $23,878,000.

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

Item 10       Directors and Executive           Proxy Statement for 2005 Annual Meeting
              Officers of the Company;          of Shareholders under the caption, "Section
              Compliance with Section           16(a) Beneficial Ownership Reporting
              16(a) of the Exchange Act         Compliance," to be filed no later than
                                                April 30, 2005.

Item 11       Executive Compensation            Proxy Statement for 2005 Annual Meeting
                                                of  Shareholders under the captions,
                                                "Compensation of Executive Officers"
                                                and "Annual Management Compensation
                                                and All Other Compensation," to be filed
                                                no later than April 30, 2005.

Item 12       Security Ownership of             Proxy Statement for 2005 Annual Meeting
              Certain Beneficial Owners         of Shareholders under the caption, "Stock
              and Management                    Ownership of Management and Principal
                                                Shareholders," to be filed no later than
                                                April 30, 2005.

Item 13       Certain Relationships and         Proxy Statement for 2005 Annual Meeting
              Related Transactions              of Shareholders under the caption, "Certain
                                                Relationships and Related Transactions," to be
                                                filed no later than April 30, 2005.

Item 14       Principal Accountant              Proxy Statement for 2005 Annual Meeting
              Fees and Services                 of Shareholders under the Caption, "Fees
                                                Billed by KPMG During Fiscal 2004 and Fiscal
                                                2003," to be filed no later than April 30, 2005.

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

      The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, leased space at 666 Godwin Avenue, Midland
Park, New Jersey, and its eight branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 1111 Goffle Road, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 30 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 400 Hamburg Turnpike, Wayne New Jersey, 311 Valley Road, Wayne, New Jersey and 249 Newark Pompton Turnpike, Pequannock, New Jersey. The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite branch in the Christian Health Care Center, Wyckoff, New Jersey.

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

Employees

      At December 31, 2004, the Corporation employed 94 full-time employees and 35 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

      Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

      BIF PREMIUMS AND THE RECAPITALIZATION OF SAIF. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("OAKAR"). On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one-time special assessment. The Deposit Act was designed to lead to an equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and to separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay FICO bonds until January 1, 2000, at which time the assessment became equal. During 2004 a FICO rate of approximately 1.47 basis points was charged on BIF and SAIF deposits.

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

Item 2. Properties

      The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey, a mortgage lending office located at 666 Godwin Avenue, Midland Park, New Jersey, and its eight branch offices. The property located in Montville, New Jersey has been leased for a future branch location, pending regulatory and local zoning approval. A lease entered into in 2003 for a property in Oakland was canceled in 2004 without penalty due the failure to get zoning approval. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2004.

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
Pequannock, NJ

1111 Goffle Road                            Leased                    05/31/06
Hawthorne, NJ

666 Godwin Avenue                           Leased                    10/31/08
Midland Park, NJ

3  Changebridge Road                        Leased                    03/31/15
Montville, New Jersey

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

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2004.

                                     Part II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "SSFN". As of December 31, 2004, there were 900 shareholders of record of the Common Stock.

      The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board for the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2004 and 2003 and a 3 for 2 stock split that occurred in July 2003.

                                                      Bid
                                              -------------------
                                                                          Cash
                                               High          Low        Dividend
                                               ----          ---        --------

Year Ended December 31, 2004
Fourth quarter                                $23.09       $20.35         $0.08
Third quarter                                  22.90        22.09          0.08
Second quarter                                 23.10        21.19          0.07
First quarter                                  23.81        20.52          0.07

Year Ended December 31, 2003
Fourth quarter                                $25.23       $19.95         $0.07
Third quarter                                  20.85        14.96          0.06
Second quarter                                 17.53        11.19          0.06
First quarter                                  11.48        10.94          0.06

      The Corporation may pay dividends as declared from time to time by the Corporation's Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Corporation's main source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Corporation's ability to pay dividends. Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock or (ii) the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends if doing so would reduce its capital below the regulatory imposed minimums.

      During fiscal 2004, the Corporation paid quarterly cash dividends totaling $0.30 per share for an annual dividend payout ratio of 26.5%. During fiscal 2003, the Corporation paid quarterly cash dividends totaling $0.25 per share for an annual dividend payout ratio of 23.4%.

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

Item 8 - Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference from page A-19 of the Registrant's Annual Report to Shareholders under the caption "Consolidated Statements of Financial Condition"

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

      Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2005 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Code of Ethics

      The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation's Code of Ethical Conduct for Senior Financial Managers is posted on its website, www.asbnow.com. The Corporation intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K.

Audit Committee and Audit Committee Financial Expert

      The members of our audit committee as of December 31, 2004 were John Murphy (Chairman), Harold Dyer, John L. Steen and Robert Turner. The Board of Directors determined that John J. Murphy was an "audit committee financial expert" as defined by the Securities and Exchange Commission. On January 20, 2005, John J. Murphy resigned as a director of Stewardship Financial Corporation. On February 15, 2005 a new audit committee was formed with members Harold Dyer (Chairman), John Steen, and Abe Van Wingerden. All members of our audit committee are "independent" for the purposes of Rule 4200(a)(15) of the NASD's listing standards.

As of this date, the Board of Directors has determined that no audit committee member currently qualifies as an "audit committee financial expert" as defined by the Securities and Exchange Commission. Although none of the audit committee members qualifies as an "audit committee financial expert" the Board has determined that each member is fully qualified to oversee the accounting and financial reporting processes of the Corporation and its subsidiaries and the audits of the financial statements of the Corporation. It is anticipated that with the search for a new board member ongoing, a board member who qualifies as an "audit committee financial expert" will be appointed to the audit committee as soon as practicable.

Item 11 - Executive Compensation

      Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2005 Annual Meeting of Shareholders under the captions "Executive Compensation and All Other Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2004:

                      Equity Compensation Plan Information

                                                                                                             Number of
                                                                                                            securities
                                                                                                        remaining available
                                                                                                        for future issuance
                                              Number of securities                                         under equity
                                               to be issued upon                                        compensation plans
                                                  exercise of           Weighted-average exercise           (excluding
                                              outstanding options,     price of outstanding options,    securities reflected
                                             warrants and rights (a)      warrants and rights (b)        in column (a)) (c)
                                             -----------------------   -----------------------------    --------------------

Equity compensation plans approved by
security holders                                    100,757                        9.58                       231,672

Equity compensation plans not approved by
security holders                                          0                        0.00                       399,145

Total                                               100,757                        9.58                       630,817

      The equity compensation plans not approved by security holders are the Stock Bonus Plan and the Directors Stock Plan. The Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation. The Corporation has not granted shares under this plan since 1998. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors' fees in shares of the Corporation's common stock, rather than in cash. The Corporation issued 1,613 shares during 2004.

      Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2005 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Shareholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 13 - Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2005 Annual Meeting of Shareholders under the caption "Interest of Management and Others in Certain Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 14 - Principal Accountant Fees and Services

      Information concerning principal accountant fees and services will be included in the definitive Proxy Statement for the corporation's 2005 Annual Meeting of Shareholders under the caption "Fees Billed by KPMG During Fiscal 2004 and Fiscal 2003," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Part IV

Item 15 - Exhibits, Financial Statement Schedules

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

10(v)           Stewardship Financial Corporation Dividend Reinvestment Plan (3)

10(vi)          Stewardship Financial Corporation Director Stock Plan (4)

10(vii)         Amended and Restated 1995 Stock Option Plan (5)

10(viii)        Amended and Restated Director Stock Plan (5)

10(ix)          Dividend Reinvestment Plan (6)

13              Annual Report to  Shareholders  for the year ended  December 31,
                2004

21              Subsidiaries of the Registrant

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

                                   STEWARDSHIP FINANCIAL CORPORATION

                                   By:  /s/ Paul Van Ostenbridge
                                      ------------------------------------------
                                                 Paul Van Ostenbridge
                                                 Chief Executive Officer
                                                 Dated: March 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                      Title                               Date
               ----                      -----                               ----

      /s/ Paul Van Ostenbridge           Chief Executive Officer             March 15, 2005
      --------------------------         (Principal Executive Officer)
      Paul Van Ostenbridge


      /s/ Julie E. Holland               Vice President, Accounting          March 15, 2005
      --------------------------         (Principal Financial
      Julie E. Holland                   Officer and Principal
                                         Accounting Officer)



      /s/  Harold Dyer                   Director                            March 15, 2005
      --------------------------
      Harold Dyer


      /s/  William Hanse                 Director                            March 15, 2005
      --------------------------
      William Hanse


      /s/  Margo Lane                    Director                            March 15, 2005
      --------------------------
      Margo Lane


      /s/  Arie Leegwater                Chairman of the Board               March 15, 2005
      --------------------------
      Arie Leegwater


      /s/  John L. Steen                 Vice Chairman of the                March 15, 2005
      --------------------------         Board
      John L. Steen


      /s/  Robert Turner                 Secretary and Director              March 15, 2005
      --------------------------
      Robert Turner


      /s/  William J. VanderEems         Director                            March 15, 2005
      --------------------------
      William J. VanderEems


      /s/   Abe Van Wingerden            Director                            March 15, 2005
      --------------------------
      Abe Van Wingerden