Form 10-Q
period 2005-03-31
STEWARDSHIP FINANCIAL CORP
filed 2005-05-16
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                 22-3351447
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  630 Godwin Avenue, Midland Park, NJ                     07432
--------------------------------------------        ------------------
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

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of May 5, 2005 was 3,377,033.

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2005 (Unaudited) and December 31, 2004 .........         1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2005 and 2004 (Unaudited) ............         2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2005 and 2004 (Unaudited) ............         3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended  March 31, 2005 and
         March 31, 2004 (Unaudited) ..................................         4

         Notes to Consolidated Financial Statements (Unaudited) ......    5 - 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS .................................................   12 - 19

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK ..........................................        20

ITEM 4 -  CONTROLS AND PROCEDURES ....................................        20

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS ....................................................        21

SIGNATURES ...........................................................        22
----------

EXHIBIT INDEX ........................................................     23-26
-------------

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                               March 31,       December 31,
                                                                 2005              2004
                                                             ------------------------------
                                                              (Unaudited)
Assets

Cash and due from banks                                      $  10,509,000    $  15,297,000
Other interest-earning assets                                    2,926,000          495,000
Federal funds sold                                               2,500,000        9,000,000
                                                             ------------------------------
       Cash and cash equivalents                                15,935,000       24,792,000

Securities available for sale                                   54,792,000       56,514,000
Securities held to maturity; estimated fair value
  of $39,159,000 (2005) and $40,501,000 (2004)                  39,239,000       40,111,000
FHLB-NY stock, at cost                                           1,643,000        1,643,000
Loans, net of allowance for loan losses of
  of $ 3,438,000 (2005) and $3,299,000 (2004)                  299,824,000      292,909,000
Mortgage loans held for sale                                       890,000          228,000
Premises and equipment, net                                      3,367,000        3,433,000
Accrued interest receivable                                      1,964,000        1,922,000
Intangible assets, net of accumulated amortization of
  $580,000 (2005) and $571,000 (2004)                              170,000          179,000
Other assets                                                     2,976,000        2,575,000
                                                             ------------------------------

     Total assets                                            $ 420,800,000    $ 424,306,000
                                                             ==============================

Liabilities and stockholders' equity

Liabilities
Deposits:
  Noninterest-bearing                                        $  82,508,000    $  90,241,000
  Interest-bearing                                             278,458,000      266,677,000
                                                             ------------------------------

     Total deposits                                            360,966,000      356,918,000

Other borrowings                                                16,248,000       24,129,000
Subordinated debentures                                          7,217,000        7,217,000
Securities sold under agreements to repurchase                   3,178,000        3,370,000
Accrued expenses and other liabilities                           2,358,000        2,212,000
                                                             ------------------------------

     Total liabilities                                         389,967,000      393,846,000
                                                             ------------------------------

Commitments and contingencies                                           --               --

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
   4,502,585 and 4,487,977 shares issued outstanding at
   March 31, 2005 and December 31, 2004, respectively           24,097,000       23,893,000
Retained earnings                                                7,447,000        6,746,000
Accumulated other comprehensive loss                              (711,000)        (179,000)
                                                             ------------------------------

     Total stockholders' equity                                 30,833,000       30,460,000
                                                             ------------------------------

      Total liabilities and stockholders' equity             $ 420,800,000    $ 424,306,000
                                                             ==============================

Share data has been restated to reflect a 4 for 3 stock split declared on May 10, 2005, to be issued July, 1, 2005.

            See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            2005           2004
                                                        --------------------------
Interest income:
   Loans                                                $ 4,787,000    $ 4,172,000
   Securities held to maturity
     Taxable                                                224,000        287,000
     Non-taxable                                            144,000        164,000
   Securities available for sale
     Taxable                                                500,000        525,000
     Non-taxable                                              8,000          9,000
   Other interest-earning assets                             26,000         11,000
                                                        --------------------------
        Total interest income                             5,689,000      5,168,000
                                                        --------------------------

Interest expense:
   Deposits                                                 975,000        961,000
   Borrowed money                                           312,000        298,000
                                                        --------------------------
        Total interest expense                            1,287,000      1,259,000
                                                        --------------------------

Net interest income before provision for loan losses      4,402,000      3,909,000
Provision for loan losses                                   150,000        120,000
                                                        --------------------------
Net interest income after provision for loan losses       4,252,000      3,789,000
                                                        --------------------------

Noninterest income:
   Fees and service charges                                 585,000        538,000
   Gain on sales of mortgage loans                           18,000         18,000
   Loss on sales of securities                                   --         (4,000)
   Miscellaneous                                             46,000         42,000
                                                        --------------------------
         Total noninterest income                           649,000        594,000
                                                        --------------------------

Noninterest expenses:
   Salaries and employee benefits                         1,438,000      1,366,000
   Occupancy, net                                           251,000        256,000
   Equipment                                                193,000        222,000
   Data processing                                          271,000        245,000
   Advertising                                              131,000         52,000
   FDIC insurance premium                                    12,000         13,000
   Amortization of intangible assets                          9,000         10,000
   Charitable contributions                                 165,000        128,000
   Stationery and supplies                                   70,000         48,000
   Miscellaneous                                            775,000        693,000
                                                        --------------------------
        Total noninterest expenses                        3,315,000      3,033,000
                                                        --------------------------

Income before income tax expense                          1,586,000      1,350,000
Income tax expense                                          582,000        483,000
                                                        --------------------------
Net income                                              $ 1,004,000    $   867,000
                                                        ==========================

Basic earnings per share                                $      0.22    $      0.20
                                                        ==========================
Diluted earnings per share                              $      0.22    $      0.19
                                                        ==========================

Weighted average number of common shares outstanding      4,497,561      4,422,557
                                                        ==========================
Weighted average number of diluted common
  shares outstanding                                      4,555,672      4,503,214
                                                        ==========================

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 10, 2005, to be issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                          2005             2004
                                                                     -----------------------------
Cash flows from operating activities:
Net income                                                           $  1,004,000     $    867,000
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of premises and equipment              168,000          208,000
     Amortization of premiums and accretion of discounts, net             117,000          171,000
     Accretion of deferred loan fees                                      (45,000)         (33,000)
     Provision for loan losses                                            150,000          120,000
     Originations of mortgage loans held for sale                      (2,366,000)      (1,687,000)
     Proceeds from sale of mortgage loans                               1,722,000        1,797,000
     Gain on sale of loans                                                (18,000)         (18,000)
     Loss on sale of securities available for sale                             --            4,000
     Deferred income tax benefit                                          (60,000)         (33,000)
     Amortization of intangible assets                                      9,000           10,000
     (Increase) decrease in accrued interest receivable                   (42,000)           6,000
     (Increase) decrease in other assets                                   (7,000)         408,000
     Increase (decrease) in other liabilities                             146,000         (286,000)
                                                                     -----------------------------
         Net cash provided by operating activities                        778,000        1,534,000
                                                                     -----------------------------

Cash flows from investing activities:
   Purchase of securities available for sale                             (962,000)      (5,433,000)
   Proceeds from maturities and principal repayments
     on securities available for sale                                   1,768,000        1,436,000
   Proceeds from sales and calls on securities available for sale              --        6,996,000
   Purchase of securities held to maturity                               (617,000)        (175,000)
   Proceeds from maturities and principal repayments on
     securities held to maturity                                        1,422,000        2,678,000
   Proceeds from calls of securities held to maturity                          --        4,735,000
   Net increase in loans                                               (7,020,000)      (5,529,000)
   Additions to premises and equipment                                   (102,000)        (101,000)
                                                                     -----------------------------
         Net cash (used in) provided by investing activities           (5,511,000)       4,607,000
                                                                     -----------------------------

Cash flows from financing activities:
   Net decrease in noninterest-bearing deposits                        (7,733,000)      (5,028,000)
   Net increase in interest-bearing deposits                           11,781,000        4,058,000
   Net decrease in securities sold under agreements
     to repurchase                                                       (192,000)        (453,000)
   Net decrease in short term borrowings                               (7,500,000)              --
   Payments on long term borrowings                                      (381,000)        (246,000)
   Cash dividends paid on common stock                                   (303,000)        (253,000)
   Purchase of treasury stock                                                  --         (454,000)
   Exercise of stock options                                               10,000            9,000
   Issuance of common stock                                               194,000          176,000
                                                                     -----------------------------
         Net cash used in financing activities                         (4,124,000)      (2,191,000)
                                                                     -----------------------------

   Net (decrease) increase in cash and cash equivalents                (8,857,000)       3,950,000
   Cash and cash equivalents - beginning                               24,792,000       19,138,000
                                                                     -----------------------------
   Cash and cash equivalents - ending                                $ 15,935,000     $ 23,088,000
                                                                     =============================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                               1,323,000        1,282,000
   Cash paid during the year for income taxes                                  --               --

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                   For the Period Ended March 31, 2005
                                                  ----------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                       Common Stock             Retained        Loss,
                                                   Shares        Amount         Earnings         Net            Total
                                                  ----------------------------------------------------------------------
Balance -- December 31, 2004                      4,487,977    $23,893,000    $ 6,746,000     $(179,000)    $ 30,460,000
Dividends Paid                                           --             --       (303,000)           --         (303,000)
Common stock issued under stock plans                13,136        194,000             --            --          194,000
Exercise of stock options                             1,472         10,000             --            --           10,000
Comprehensive income:
 Net income for the three months
    ended March 31, 2005                                 --             --      1,004,000            --        1,004,000
 Unrealized holding losses on securities
  available for sale arising during the period
  (net tax benefit of $332,000)                          --             --             --      (532,000)        (532,000)
                                                                                                            ------------
Total comprehensive income, net of tax                                                                           472,000
                                                  ----------------------------------------------------------------------
Balance -- March 31, 2005                         4,502,585    $24,097,000    $ 7,447,000     $(711,000)    $ 30,833,000
                                                  ======================================================================

                                                                      For the Period Ended March 31, 2004
                                               ------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                                                                                          Comprehensive
                                                    Common Stock           Treasury Stock       Retained     Income,
                                                Shares        Amount     Shares     Amount      Earnings       Net          Total
                                               ------------------------------------------------------------------------------------
Balance -- December 31, 2003                   4,220,311   $19,552,000       --   $      --    $7,593,000    $  4,000   $27,149,000
Dividends Paid                                        --            --       --          --      (253,000)         --      (253,000)
Common stock issued under stock plans             10,628       170,000      339       6,000       176,000
Exercise of stock options                          1,189         9,000       --          --         9,000
Repurchase common stock                               --            --  (26,667)   (454,000)           --          --      (454,000)
Comprehensive income:
 Net income for the three months
    ended March 31, 2004                              --            --       --          --       867,000          --       867,000
 Unrealized holding gains on securities
  available for sale arising during the period
  (net tax  of $235,000)                              --            --       --          --            --     360,000       360,000
                                                                                                                        -----------
Total comprehensive income, net of tax                                                                                    1,227,000
                                               ------------------------------------------------------------------------------------
Balance -- March 31, 2004                      4,232,128   $19,731,000  (26,328)  $(448,000)   $8,207,000    $364,000   $27,854,000
                                               ====================================================================================

Share data has been restated to reflect a 4 for 3 stock split declared on May 10, 2005, to be issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

                                                          Three Months Ended
                                                               March 31
                                                          2005          2004
                                                       ------------------------
Net Income:
   Net income as reported                              $1,004,000    $  867,000
   Stock-based compensation expense included in net
     Income, net of related tax effects                     5,000         9,000
   Total stock-based compensation expense determined
     under fair value based method for all awards,
     net of related tax effects                           (21,000)      (27,000)
                                                       ----------    ----------
   Pro forma net income                                $  988,000    $  849,000
                                                       ==========    ==========
Earnings per share:
   As reported Basic earnings per share                $     0.22    $     0.20
   As reported Diluted earnings per share                    0.22          0.19
   Pro forma Basic earnings per share                        0.22          0.19
   Pro forma Diluted earnings per share                      0.22          0.19

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 10, 2005, to be issued July 1, 2005.

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

The following table sets forth the amortized cost and market value of the Corporation's securities available for sale as of March 31, 2005 and December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                           March 31, 2005
                                      --------------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized       Market
                                          Cost          Gains          Losses         Value
                                      --------------------------------------------------------
U.S. Treasury securities              $   503,000    $        --    $    11,000    $   492,000
U.S. government-sponsored agencies     24,388,000             --        544,000     23,844,000
Obligations of state and political
     subdivisions                       1,935,000          1,000         39,000      1,897,000
Mortgage-backed securities             28,087,000         17,000        572,000     27,532,000
Community Reinvestment Act Fund         1,033,000             --          6,000      1,027,000
                                      --------------------------------------------------------
                                      $55,946,000    $    18,000    $ 1,172,000    $54,792,000
                                      ========================================================

                                                          December 31, 2004
                                      --------------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized     Carrying
                                          Cost          Gains          Losses        Value
                                      --------------------------------------------------------
U.S. Treasury securities              $   503,000    $        --    $     8,000    $   495,000
U.S. government-sponsored agencies     23,556,000         29,000        241,000     23,344,000
Obligations of state and political
     subdivisions                       1,943,000          2,000         30,000      1,915,000
Mortgage-backed securities             29,780,000        128,000        178,000     29,730,000
Community Reinvestment Act Fund         1,021,000          9,000             --      1,030,000
                                      --------------------------------------------------------
                                      $56,803,000    $   168,000    $   457,000    $56,514,000
                                      ========================================================

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

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association ("GNMA") and government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Note 4. Securities Held to Maturity

The following table sets forth the carrying value and estimated market value of the Corporation's securities held to maturity as of March 31, 2005 and December 31, 2004. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                           March 31, 2005
                                      --------------------------------------------------------
                                                        Gross          Gross        Estimated
                                        Carrying      Unrealized     Unrealized      Market
                                         Value          Gains          Losses         Value
                                      --------------------------------------------------------
U.S. Treasury securities              $ 1,006,000    $    10,000    $        --    $ 1,016,000
U.S. government-sponsored agencies      8,643,000          6,000        150,000      8,499,000
Obligations of state and political
     subdivisions                      17,717,000        138,000         66,000     17,789,000
Mortgage-backed securities             11,873,000        111,000        129,000     11,855,000
                                      --------------------------------------------------------
                                      $39,239,000    $   265,000    $   345,000    $39,159,000
                                      ========================================================

                                                          December 31, 2004
                                      --------------------------------------------------------
                                                        Gross          Gross        Estimated
                                        Carrying      Unrealized     Unrealized       Fair
                                         Value          Gains          Losses         Value
                                      --------------------------------------------------------
U.S. Treasury securities              $ 1,007,000    $    30,000    $        --    $ 1,037,000
U.S. government-sponsored agencies      8,655,000         22,000         76,000      8,601,000
Obligations of state and political
     subdivisions                      17,688,000        246,000         17,000     17,917,000
Mortgage-backed securities             12,761,000        208,000         23,000     12,946,000
                                      --------------------------------------------------------
                                      $40,111,000    $   506,000    $   116,000    $40,501,000
                                      ========================================================

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association ("GNMA") and government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

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

                                                   March 31,       December 31,
                                                     2005              2004
                                                -------------------------------

Mortgage
   Residential                                  $  41,841,000     $  41,569,000
   Commercial                                     136,564,000       130,762,000
Commercial                                         54,914,000        55,252,000
Equity                                             20,751,000        21,484,000
Installment                                        48,633,000        47,218,000
Other                                                 891,000           260,000
                                                -------------------------------
     Total loans                                  303,594,000       296,545,000
                                                -------------------------------

Less: Deferred loan fees                              332,000           337,000
      Allowance for loan losses                     3,438,000         3,299,000
                                                -------------------------------
                                                    3,770,000         3,636,000
                                                -------------------------------

     Loans, net                                 $ 299,824,000     $ 292,909,000
                                                ===============================

Note 6. Allowance for loan losses

                                                  Three Months Ended March 31,
                                                     2005              2004
                                                -------------------------------

Balance, beginning of period                    $   3,299,000     $   2,888,000
Provision charged to operations                       150,000           120,000
Recoveries of loans charged off                         2,000             1,000
Loans charged off                                     (13,000)          (45,000)
                                                -------------------------------

Balance, end of period                          $   3,438,000     $   2,964,000
                                                ===============================

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

                                                       March 31,    December 31,
                                                         2005           2004
                                                      --------------------------

Impaired loans
   With related allowance for loan losses             $   255,000    $   477,000
   Without related allowance for loan losses               22,000        947,000
                                                      -----------    -----------
Total impaired loans                                  $   277,000    $ 1,424,000
                                                      ===========    ===========

Related allowance for loan losses                     $    33,000    $    44,000
                                                      ===========    ===========

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 8. Recent Accounting Pronouncements

In December  2004,  the FASB issued  Statement 123 (revised 2004) ("SFAS No. 123
(R)"), Share-Based Payment. Among other items, SFAS No. 123 (R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date, in the financial statements. On April 14, 2005 the Securities and Exchange Commisssion announced that the effective date for SFAS No. 123 (R) would be delayed until January 1, 2006, for calendar year companies. The Corporation plans to adopt this standard as of January 1, 2006, and will begin expensing any unvested stock options at that time. The Corporation does not anticipated the adoption of this standard will have any material effect on the Corporation's financial condition or results of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                 Three Months
                                                                Ended March 31,
                                                                2005       2004
                                                               ------     ------

Net income                                                     $1,004     $  867

Weighted average shares                                         4,498      4,423
Effect of dilutive stock options                                   58         80
                                                               ------     ------
Total weighted average dilutive shares                          4,556      4,503

Basic earnings per share                                       $ 0.22     $ 0.20
Diluted earnings per share                                     $ 0.22     $ 0.19

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 10, 2005, to be issued July 1, 2005.

Note 10. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2005 and 2004 was $472,000 and $1.2 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Critical Accounting Policies and Estimates
------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2004, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management also believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors periodically review this critical policy and its application.

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

Financial Condition
-------------------

Total assets decreased by $3.5 million, or 0.8%, from $424.3 million at December 31, 2004 to $420.8 million at March 31, 2005. Net loans increased $6.9 million, offset by a $8.9 million decrease in cash and cash equivalents and $1.7 million decrease in securities available for sale. This was caused by an intentional repositioning of the balance sheet by funding loan growth through a reduction of federal funds sold and from principal payments in the investment portfolio. The composition of the loan portfolio is basically unchanged at March 31, 2005 when compared with the portfolio at December 31, 2004.

Deposits totaled $361.0 million at March 31, 2005, an increase of $4.0 million, or 1.1%, from $356.9 million at December 31, 2004. Interest-bearing deposits increased $11.8 million, or 4.4%, to $278.5 million at March 31, 2005 partially offset by a decrease in noninterest-bearing deposits of $7.7 million, or 8.6%, to $82.5 million at March 31, 2005. The Corporation developed two new deposit products in the fourth quarter of 2004 and realized the benefit of these new products in the first quarter of 2005. The Ideal Checking Product is offered to consumers and provides a low minimum balance checking product for consumers. Promotions to open an account, sign up for direct deposit, online banking and debit card services encouraged new customers to open the account and utilize other deposit services. The Sterling Lifestyle Package of Services was designed to serve the needs of consumers age 55 and older. It offers an interest-bearing checking account with three balance tiers. A minimum balance must be maintained in the account or in linked accounts in order to avoid a service fee. In addition to many free services, this product provides for premium rates on Certificates of Deposit. The Corporation experienced a normal cyclical decline in the business checking products during the first quarter of 2005 which these new products helped offset. During April of 2005, the Corporation introduced two new Certificate of Deposit products that it anticipates will help continue to build strong deposit growth for 2005.

The Corporation has received approvals to proceed with the relocation of the Waldwick Branch to 64 Franklin Turnpike, Waldwick, Bergen County, New Jersey and the opening of a new branch at 2 Changebridge Road, Montville, Morris County, New Jersey. Both of these branches require building modifications and it is anticipated that they will be opened during the fourth quarter of 2005. Both branch locations will allow for safe deposit boxes, drive-up facilities, and drive-up ATMs. Management believes that the new products and branch locations complement the existing services offered to consumer and business customers and will allow us to expand our presence in our existing market area.

Results of Operations
---------------------
Three Months Ended March 31, 2005 and 2004
------------------------------------------

General
-------

The Corporation reported net income of $1.0 million, or $0.22 diluted earnings per share for the three months ended March 31, 2005, compared to $867,000, or $0.19 diluted earnings per share for the same period in 2004. The $137,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income
-------------------

Net interest income increased $493,000, or 12.6%, for the three months ended March 31, 2005 as compared with the corresponding period in 2004. The increase was primarily due to an increase in average net interest-earning assets and an increase in the net interest margin.

Total interest income on a tax equivalent basis increased $516,000, or 9.8%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the loan and investment portfolio and a shift in assets into loans, tax equivalent yields on interest earning assets increased 33 basis points from 5.54% for the three months ended March 31, 2004 to 5.87% for the same period in 2005. The average balance of interest-earning assets increased $20.1 million, or 5.3%, from $378.3 million for the three months ended March 31, 2004 to $398.3 million for the same period in 2004, primarily caused by strong loan demand. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $33.0 million to an average of $296.8 million for the three months ended March 31, 2005, from an average of $263.7 million for the comparable period in 2004. Taxable investment securities decreased $12.4 million to an average of $78.0 million as the Corporation redeployed payments on these assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $28,000, or 2.2%, due primarily to an increase in deposits, partially offset by a slight decrease in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $303.2 million for the three months ended March 31, 2005 from $293.2 million for the comparable 2004 period, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money decreased from 1.72% for the three month period ended March 31, 2004 to 1.70% for the comparable period in 2005.

The following table reflects the components of the Corporation's net interest income for the quarters end March 31, 2005 and 2004 including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% and compliance with section 291 of the Internal Revenue Code. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                   Analysis of Net Interest Income (Unaudited)

                      For the Three Months Ended March 31,

                                                                2005                                    2004
                                                 ----------------------------------      ----------------------------------
                                                                            Average                                 Average
                                                              Interest       Rates                    Interest      Rates
                                                  Average      Income/      Earned/       Average      Income/      Earned/
                                                  Balance      Expense       Paid         Balance      Expense       Paid
                                                 ---------    ---------     -------      ---------    ---------     -------
                                                                            (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                        $ 296,764    $   4,787        6.54%     $ 263,748    $   4,172        6.33%
Taxable investment securities (1)                   78,030          724        3.76         90,459          812        3.60
Tax-exempt investment securities (1) (2)            19,471          224        4.67         20,669          251        4.81
Other interest-earning assets                        4,058           26        2.60          3,386           10        1.28
                                                 ---------    ---------                  ---------    ---------
Total interest-earning assets                      398,323        5,761        5.87        378,262        5,245        5.54
                                                              ---------                               ---------

Non-interest-earning assets:
Allowance for loan losses                           (3,392)                                 (2,955)
Other assets                                        26,651                                  22,994
                                                 ---------                               ---------
Total assets                                     $ 421,582                               $ 398,301
                                                 =========                               =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                 $ 131,792    $     320        0.98%     $ 120,822    $     207        0.69%
Savings deposits                                    50,127           74        0.60         46,735           91        0.78
Time deposits                                       90,455          581        2.60         94,847          663        2.80
Repurchase agreements                                3,404           18        2.14          3,658            9        0.99
FHLB borrowing                                      20,206          172        3.45         20,126          167        3.28
Subordinated debenture                               7,258          122        6.82          7,041          122        6.85
                                                 ---------    ---------                  ---------    ---------
Total interest-bearing liabilities                 303,242        1,287        1.70        293,229        1,259        1.72
                                                              ---------                               ---------
Non-interest-bearing liabilities:
Demand deposits                                     85,324                                  75,571
Other liabilities                                    1,924                                   1,993
Stockholders' equity                                31,092                                  27,508
                                                 ---------                               ---------
Total liabilities and stockholders' equity       $ 421,582                               $ 398,301
                                                 =========                               =========

Net interest income (taxable equivalent basis)                $   4,474                               $   3,986
Tax Equivalent adjustment                                           (72)                                    (77)
                                                              ---------                               ---------
Net interest income                                               4,402                                   3,909

Net interest spread (taxable equivalent basis)                                 4.16%                                   3.82%
                                                                            =======                                 =======

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                        4.56%                                   4.21%
                                                                            =======                                 =======

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

The provision charged to operations totaled $150,000 and $120,000 during the three months ended March 31, 2005 and 2004, respectively. The increase in the provision was primarily due to the continued growth in the loan portfolio. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased $55,000, or 9.3%, from $594,000 for the three month period ended March 31, 2004 to $649,000 for the comparable period in 2005. Deposit related fees increased $47,000 for the three month period ended March 31, 2005, compared to the same period for 2004 due to an increase in the deposit base and income derived from the merchant credit card processing program.

Noninterest expense
-------------------

Noninterest expense increased by approximately $282,000, or 9.3%, to $3.3 million for the three months ended March 31, 2005, compared to $3.0 million for the same 2004 period. Salaries and employee benefits, the major component of noninterest expense, increased $72,000, or 5.3%, during the three months ended March 31, 2005. This increase was due to general increases for merit and performance and increases in benefit related expenses. Advertising expense increased $79,000 to support the new product offerings. Miscellaneous expenses increased $81,000, or 11.7% as a result of the general growth of the merchant card processing business and the growth of the Corporation.

Income taxes
------------

Income tax expense totaled $582,000 for the three months ended March 31, 2005, for an effective tax rate of 36.7%. For the three months ended March 31, 2004, income tax expense totaled $483,000, for an effective tax rate of 35.8%. The effective tax rate has increased due to a slight change in the mix of taxable versus nontaxable earning assets.

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

                                            03/31/05     12/31/04     09/30/04     06/30/04
                                            --------     --------     --------     --------
                                                         (Dollars in Thousands)
Nonaccrual loans: (1)                       $    270     $    262     $    164     $    164
Loans past due 90 days or more: (2)                7          947        1,374        1,394
Restructured loans:                               --          215          453          477
                                            --------     --------     --------     --------
     Total nonperforming loans              $    277     $  1,424     $  1,991     $  2,035
                                            ========     ========     ========     ========

Allowance for loan losses                   $  3,438     $  3,299     $  3,155     $  3,023
                                            ========     ========     ========     ========

Nonaccrual loans to total loans                 0.09%        0.09%        0.06%        0.06%
Nonperforming loans to total loans              0.09%        0.48%        0.72%        0.74%
Nonperforming loans to total assets             0.07%        0.34%        0.50%        0.50%
Allowance for loan losses to total loans        1.13%        1.11%        1.14%        1.10%

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

There were no loans at March 31, 2005 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation's lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk
-----------

The Corporation's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Corporation's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Corporation's net interest income to adverse movements in interest rates. Although the Corporation manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Corporation's financial condition. The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap. Interest sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same period of time. The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2005.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2005 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at March 31, 2005.

                                                    Required    Actual    Excess
                                                    --------    ------    ------
Risk-based Capital
       Tier 1                                         4.00%     12.36%     8.36%
       Total                                          8.00%     13.47%     5.47%
       Leverage Ratio                                 4.00%      9.01%     5.01%

Liquidity and Capital Resources
-------------------------------

The Corporation's primary sources of funds are deposits and repayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition. The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2005, the Corporation has outstanding loan commitments of $25.1 million and unused lines and letters of credit totaling $88.7 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 2005, totaled $50.9 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $8.9 million during the first three months of 2005. Net investing activities and financing activities used $5.5 million and $4.1 million, respectively, and operating activities provided $800,000.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information

Item 6. Exhibits
        --------

      (a)   Exhibits

                  See Exhibit Index following this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation

Date: May 16, 2005                   By:  /s/ Paul Van Ostenbridge
      ----------------                   -----------------------------
                                              Paul Van Ostenbridge
                                              President and Chief Executive
                                                  Officer
                                              (authorized officer on behalf
                                                of registrant)

Date: May 16, 2005                   By:  /s/ Julie E. Holland
      ----------------                   -----------------------------
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