Form 10-Q
period 2005-06-30
STEWARDSHIP FINANCIAL CORP
filed 2005-08-15
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

      Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No X

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of August 3, 2005 was 4,536,155.

                       Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2005 (Unaudited) and December 31, 2004 .........          1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2005 and 2004 (Unaudited) ............          2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2005 and 2004 (Unaudited) ............          3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2005 and 2004 (Unaudited) ............          4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended  June 30, 2005 and
         June 30, 2004 (Unaudited) ..................................          5

         Notes to Consolidated Financial Statements (Unaudited) .....     6 - 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS .................................................    13 - 23

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK ..........................................         24

ITEM 4 - CONTROLS AND PROCEDURES ....................................         24

PART II - OTHER INFORMATION
---------------------------

ITEM 4 - Submission of Matters to a Vote of Security Holders ........         25

ITEM 6 - EXHIBITS ...................................................         25

SIGNATURES ..........................................................         26
----------

EXHIBIT INDEX .......................................................     27 -30
-------------

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                  June 30,          December 31,
                                                                    2005                2004
                                                               ---------------------------------
                                                                (Unaudited)
Assets

Cash and due from banks                                        $  12,392,000       $  15,297,000
Other interest-earning assets                                     12,537,000             495,000
Federal funds sold                                                12,650,000           9,000,000
                                                               ---------------------------------
       Cash and cash equivalents                                  37,579,000          24,792,000

Securities available for sale                                     54,796,000          56,514,000
Securities held to maturity; estimated fair value
    of $38,646,000 (2005) and $40,501,000 (2004)                  38,627,000          40,111,000
FHLB-NY stock, at cost                                             1,646,000           1,643,000
Loans, net of allowance for loan losses of
    of $ 3,570,000 (2005) and $3,299,000 (2004)                  311,216,000         292,909,000
Mortgage loans held for sale                                               0             228,000
Premises and equipment, net                                        4,069,000           3,433,000
Accrued interest receivable                                        2,011,000           1,922,000
Intangible assets, net of accumulated amortization of
    $590,000 (2005) and $571,000 (2004)                              160,000             179,000
Bank owned life insurance                                          8,055,000                  --
Other assets                                                       2,794,000           2,575,000
                                                               ---------------------------------

       Total assets                                            $ 460,953,000       $ 424,306,000
                                                               =================================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                        $  88,976,000       $  90,241,000
    Interest-bearing                                             311,947,000         266,677,000
                                                               ---------------------------------

        Total deposits                                           400,923,000         356,918,000

Other borrowings                                                  15,864,000          24,129,000
Subordinated debentures                                            7,217,000           7,217,000
Securities sold under agreements to repurchase                     2,111,000           3,370,000
Accrued expenses and other liabilities                             2,384,000           2,212,000
                                                               ---------------------------------

        Total liabilities                                        428,499,000         393,846,000
                                                               ---------------------------------

Commitments and contingencies                                             --                  --

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
     4,535,047 and 4,487,977 shares issued outstanding at
     June 30, 2005 and December 31, 2004, respectively            24,480,000          23,893,000
Retained earnings                                                  8,282,000           6,746,000
Accumulated other comprehensive loss                                (308,000)           (179,000)
                                                               ---------------------------------

        Total stockholders' equity                                32,454,000          30,460,000
                                                               ---------------------------------

        Total liabilities and stockholders' equity             $ 460,953,000       $ 424,306,000
                                                               =================================

See notes to unaudited consolidated financial statements.

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 11, 2005 and issued July 1, 2005.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                          --------------------------------
                                                               2005               2004
                                                          --------------------------------
Interest income:
     Loans                                                $   9,869,000      $   8,384,000
     Securities held to maturity
       Taxable                                                  448,000            538,000
       Non-taxable                                              286,000            321,000
     Securities available for sale
       Taxable                                                  994,000          1,048,000
       Non-taxable                                               17,000             19,000
     Other interest-earning assets                              101,000             25,000
                                                          --------------------------------
          Total interest income                              11,715,000         10,335,000
                                                          --------------------------------

Interest expense:
     Deposits                                                 2,240,000          1,850,000
     Borrowed money                                             594,000            591,000
                                                          --------------------------------
          Total interest expense                              2,834,000          2,441,000
                                                          --------------------------------

Net interest income before provision for loan losses          8,881,000          7,894,000
Provision for loan losses                                       300,000            240,000
                                                          --------------------------------
Net interest income after provision for loan losses           8,581,000          7,654,000
                                                          --------------------------------

Noninterest income:
     Fees and service charges                                 1,243,000          1,154,000
     Gain on sales of mortgage loans                            101,000             67,000
     (Loss) gain on sales of securities                              --             (4,000)
     Miscellaneous                                              201,000            137,000
                                                          --------------------------------
           Total noninterest income                           1,545,000          1,354,000
                                                          --------------------------------

Noninterest expenses:
     Salaries and employee benefits                           2,978,000          2,736,000
     Occupancy, net                                             488,000            490,000
     Equipment                                                  379,000            441,000
     Data processing                                            552,000            495,000
     Advertising                                                228,000            138,000
     FDIC insurance premium                                      24,000             25,000
     Amortization of intangible assets                           19,000             21,000
     Charitable contributions                                   370,000            262,000
     Stationery and supplies                                    137,000            114,000
     Miscellaneous                                            1,591,000          1,464,000
                                                          --------------------------------
          Total noninterest expenses                          6,766,000          6,186,000
                                                          --------------------------------

Income before income tax expense                              3,360,000          2,822,000
Income tax expense                                            1,217,000          1,018,000
                                                          --------------------------------
Net income                                                $   2,143,000      $   1,804,000
                                                          ================================

Basic earnings per share                                  $        0.48      $        0.41
                                                          ================================
Diluted earnings per share                                $        0.47      $        0.40
                                                          ================================

Weighted average number of common shares outstanding          4,507,823          4,438,209
                                                          ================================
Weighted average number of diluted common
     shares outstanding                                       4,559,590          4,506,353
                                                          ================================

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 11, 2005 and issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                          ------------------------------
                                                              2005               2004
                                                          ------------------------------
Interest income:
     Loans                                                $  5,082,000      $  4,212,000
     Securities held to maturity
       Taxable                                                 224,000           251,000
       Non-taxable                                             142,000           157,000
     Securities available for sale
       Taxable                                                 494,000           523,000
       Non-taxable                                               9,000            10,000
     Other interest-earning assets                              75,000            14,000
                                                          ------------------------------
          Total interest income                              6,026,000         5,167,000
                                                          ------------------------------

Interest expense:
     Deposits                                                1,265,000           889,000
     Borrowed money                                            282,000           293,000
                                                          ------------------------------
          Total interest expense                             1,547,000         1,182,000
                                                          ------------------------------

Net interest income before provision for loan losses         4,479,000         3,985,000
Provision for loan losses                                      150,000           120,000
                                                          ------------------------------
Net interest income after provision for loan losses          4,329,000         3,865,000
                                                          ------------------------------

Noninterest income:
     Fees and service charges                                  658,000           616,000
     Gain on sales of mortgage loans                            83,000            49,000
    Loss on sales of securities                                     --                 0
     Miscellaneous                                             155,000            95,000
                                                          ------------------------------
           Total noninterest income                            896,000           760,000
                                                          ------------------------------

Noninterest expenses:
     Salaries and employee benefits                          1,540,000         1,370,000
     Occupancy, net                                            237,000           234,000
     Equipment                                                 186,000           219,000
     Data processing                                           281,000           250,000
     Advertising                                                97,000            86,000
     FDIC insurance premium                                     12,000            12,000
     Amortization of intangible assets                           9,000            11,000
     Charitable contributions                                  205,000           134,000
     Stationery and supplies                                    67,000            66,000
     Miscellaneous                                             817,000           771,000
                                                          ------------------------------
          Total noninterest expenses                         3,451,000         3,153,000
                                                          ------------------------------

Income before income tax expense                             1,774,000         1,472,000
Income tax expense                                             635,000           535,000
                                                          ------------------------------
Net income                                                $  1,139,000      $    937,000
                                                          ==============================

Basic earnings per share                                  $       0.25      $       0.21
                                                          ==============================
Diluted earnings per share                                $       0.25      $       0.21
                                                          ==============================

Weighted average number of common shares outstanding         4,517,972         4,438,209
                                                          ==============================
Weighted average number of diluted common
     shares outstanding                                      4,570,223         4,506,353
                                                          ==============================

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 11, 2005 and issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -----------------------------------
                                                                                2005                 2004
                                                                          -----------------------------------
Cash flows from operating activities:
Net income                                                                $    2,143,000       $    1,804,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                  304,000              392,000
        Amortization of premiums and accretion of discounts, net                 226,000              322,000
        Accretion of deferred loan fees                                          (78,000)             (58,000)
        Provision for loan losses                                                300,000              240,000
        Originations of mortgage loans held for sale                          (9,725,000)          (6,672,000)
        Proceeds from sale of mortgage loans                                  10,054,000            6,422,000
        Gain on sale of loans                                                   (101,000)             (67,000)
        Loss on sale of securities available for sale                                 --                4,000
        Deferred income tax benefit                                             (117,000)             (59,000)
        Amortization of intangible assets                                         19,000               21,000
        (Increase) decrease in accrued interest receivable                       (89,000)              29,000
        Increase in bank owned life insurance                                    (55,000)                  --
        (Increase) decrease in other assets                                      (23,000)             431,000
        Increase (decrease) in other liabilities                                 243,000             (295,000)
                                                                          --------------       --------------
                 Net cash provided by operating activities                     3,101,000            2,514,000
                                                                          --------------       --------------

Cash flows from investing activities:
    Purchase of securities available for sale                                 (2,321,000)          (9,915,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                                     3,234,000            4,495,000
    Proceeds from sales and calls on securities available for sale               500,000            6,996,000
    Purchase of securities held to maturity                                   (1,288,000)            (767,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                          2,640,000            5,230,000
    Proceeds from calls of securities held to maturity                                --            4,735,000
    Purchase of FHLB-NY stock                                                     (3,000)            (321,000)
    Net increase in loans                                                    (18,528,000)         (13,741,000)
    Purchase of bank owned life insurance                                     (8,000,000)                  --
    Additions to premises and equipment                                         (940,000)            (264,000)
                                                                          --------------       --------------
                 Net cash used in investing activities                       (24,706,000)          (3,552,000)
                                                                          --------------       --------------

Cash flows from financing activities:
     Net (decrease) increase in noninterest-bearing deposits                  (1,264,000)             609,000
     Net increase in interest-bearing deposits                                45,270,000            6,510,000
     Net decrease in securities sold under agreement
         to repurchase                                                        (1,259,000)            (702,000)
     Net decrease in short term borrowings                                    (7,500,000)          (2,618,000)
     Payments on long term borrowings                                           (765,000)
     Cash dividends paid on common stock                                        (607,000)            (506,000)
     Purchase of treasury stock                                                       --             (454,000)
     Exercise of stock options                                                   143,000              240,000
     Issuance of common stock                                                    374,000              338,000
                                                                          --------------       --------------
             Net cash provided by financing activities                        34,392,000            3,417,000
                                                                          --------------       --------------

     Net increase in cash and cash equivalents                                12,787,000            2,379,000
     Cash and cash equivalents - beginning                                    24,792,000           19,138,000
                                                                          --------------       --------------
     Cash and cash equivalents - ending                                   $   37,579,000       $   21,517,000
                                                                          ==============       ==============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                    2,650,000            2,508,000
     Cash paid during the year for income taxes                                1,505,000              980,000

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                         For the Six Months Ended June 30, 2005
                                                      -----------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         Other
                                                                                                     Comprehensive
                                                             Common Stock             Retained           Loss,
                                                        Shares         Amount         Earnings            Net              Total
                                                      -----------------------------------------------------------------------------
Balance -- December 31, 2004                          4,487,977     $23,893,000      $ 6,746,000       $(179,000)      $ 30,460,000
Dividends Paid                                               --              --         (607,000)             --           (607,000)
Common stock issued under stock plans                    26,150         374,000               --              --            374,000
Exercise of stock options                                20,920         143,000               --              --            143,000
Tax benefit on stock options exercised                       --          70,000               --              --             70,000
Comprehensive income:
   Net income for the six months
       ended June 30, 2005                                   --              --        2,143,000              --          2,143,000
   Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $80,000)                             --              --               --        (129,000)          (129,000)
                                                                                                                       ------------
Total comprehensive income, net of tax                                                                                    2,014,000

                                                      -----------------------------------------------------------------------------
Balance -- June 30, 2005                               4,535,047     $24,480,000      $ 8,282,000       $(308,000)     $ 32,454,000
                                                      =============================================================================

                                                                  For the Six Months Ended June 30, 2004
                                      ---------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                           Common Stock           Treasury Stock          Retained    Income (Loss),
                                        Shares      Amount     Shares        Amount       Earnings          Net            Total
                                      ---------------------------------------------------------------------------------------------
Balance -- December 31, 2003          4,220,311   $19,552,000       --     $      --    $ 7,593,000     $   4,000      $ 27,149,000
Dividends Paid                               --            --       --            --       (505,000)           --          (505,000)
Common stock issued under stock
 plans                                   10,628       170,000   10,152       169,000             --            --           339,000
Exercise of stock options                33,197       239,000       --            --                                        239,000
Repurchase common stock                      --            --  (26,667)     (454,000)            --            --          (454,000)
Comprehensive income:
   Net income for the three months
       ended March 31, 2004                  --            --       --            --      1,804,000            --         1,804,000
   Unrealized holding gains on
    securities available for sale
    arising during the period
    (net tax benefit of $483,000)            --            --       --            --             --      (765,000)         (765,000)
   Reclassification adjustment
     for losses in net income
     (net tax benefit of $1,000)             --            --       --            --             --        (3,000)           (3,000)
                                                                                                                       ------------

Total comprehensive income,
  net of tax                                                                                                              1,036,000

                                      ---------------------------------------------------------------------------------------------
Balance -- June 30, 2004               4,264,136   $19,961,000  (16,515)    $(285,000)   $ 8,892,000     $(761,000)     $ 27,804,000
                                      =============================================================================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30                                June 30
                                                                  2005             2004                2005               2004
                                                             -------------------------------      -------------------------------
Net Income:
      Net income as reported                                 $   1,139,000     $     937,000      $   2,143,000     $   1,804,000
      Stock-based compensation expense included in net
         Income, net of related tax effects                          3,000             6,000              6,000            11,000
      Total stock-based compensation expense determined
         under fair value based method for all awards,
         net of related tax effects                                (18,000)          (23,000)           (37,000)          (46,000)
                                                             -------------     -------------      -------------     -------------
      Pro forma net income                                   $   1,124,000     $     920,000      $   2,112,000     $   1,769,000
                                                             =============     =============      =============     =============
Earnings per share:
      As reported Basic earnings per share                   $        0.25     $        0.21      $        0.48     $        0.41
      As reported Diluted earnings per share                          0.25              0.21               0.47              0.40
      Pro forma Basic earnings per share                              0.25              0.21               0.47              0.40
      Pro forma Diluted earnings per share                            0.25              0.20               0.46              0.39

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 11, 2005 and issued July 1, 2005.

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

The following table sets forth the amortized cost and market value of the Corporation's securities available for sale as of June 30, 2005 and December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                                      June 30, 2005
                                            --------------------------------------------------------------
                                                                Gross            Gross
                                             Amortized       Unrealized        Unrealized        Market
                                                Cost            Gains            Losses           Value
                                            --------------------------------------------------------------
    U.S. Treasury securities                $   502,000      $        --      $     8,000      $   494,000
    U.S. government-sponsored agencies       24,376,000           10,000          341,000       24,045,000
    Obligations of state and political
         subdivisions                         2,239,000            1,000           32,000        2,208,000
    Mortgage-backed securities               27,132,000           73,000          209,000       26,996,000
    Community Reinvestment Act Fund           1,045,000            8,000               --        1,053,000
                                            --------------------------------------------------------------
                                            $55,294,000      $    92,000      $   590,000      $54,796,000
                                            ==============================================================

                                                               December 31, 2004
                                            --------------------------------------------------------------
                                                                 Gross           Gross
                                             Amortized        Unrealized       Unrealized       Carrying
                                                Cost             Gains           Losses           Value
                                            --------------------------------------------------------------
    U.S. Treasury securities                $   503,000      $        --      $     8,000      $   495,000
    U.S. government-sponsored agencies       23,556,000           29,000          241,000       23,344,000
    Obligations of state and political
         subdivisions                         1,943,000            2,000           30,000        1,915,000
    Mortgage-backed securities               29,780,000          128,000          178,000       29,730,000
    Community Reinvestment Act Fund           1,021,000            9,000               --        1,030,000
                                            --------------------------------------------------------------
                                            $56,803,000      $   168,000      $   457,000      $56,514,000
                                            ==============================================================

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

Note 4. Securities Held to Maturity

The following table sets forth the carrying value and estimated market value of the Corporation's securities held to maturity as June 30, 2005 and December 31, 2004. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                       June 30, 2005
                                            --------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                              Carrying        Unrealized       Unrealized         Market
                                                Value            Gains           Losses           Value
                                            --------------------------------------------------------------
    U.S. Treasury securities                $ 1,005,000      $    15,000      $        --      $ 1,020,000
    U.S. government-sponsored agencies        8,880,000            8,000          112,000        8,776,000
    Obligations of state and political
         subdivisions                        17,680,000           98,000           64,000       17,714,000
    Mortgage-backed securities               11,062,000          116,000           42,000       11,136,000
                                            --------------------------------------------------------------
                                            $38,627,000      $   237,000      $   218,000      $38,646,000
                                            ==============================================================

                                                                December 31, 2004
                                            --------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                              Carrying        Unrealized       Unrealized         Market
                                                Value            Gains           Losses           Value
                                            --------------------------------------------------------------
    U.S. Treasury securities                $ 1,007,000      $    30,000      $        --      $ 1,037,000
    U.S. government-sponsored agencies        8,655,000           22,000           76,000        8,601,000
    Obligations of state and political
         subdivisions                        17,688,000          246,000           17,000       17,917,000
    Mortgage-backed securities               12,761,000          208,000           23,000       12,946,000
                                            --------------------------------------------------------------
                                            $40,111,000      $   506,000      $   116,000      $40,501,000
                                            ==============================================================

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

                                                  June 30,         December 31,
                                                    2005               2004
                                              ---------------------------------

Mortgage
     Residential                              $  45,134,000       $  41,569,000
     Commercial                                 141,897,000         130,762,000
Commercial                                       58,915,000          55,252,000
Equity                                           21,493,000          21,484,000
Installment                                      47,148,000          47,218,000
Other                                               542,000             260,000
                                              ---------------------------------
        Total loans                             315,129,000         296,545,000
                                              ---------------------------------

Less:  Deferred loan fees                           343,000             337,000
          Allowance for loan losses               3,570,000           3,299,000
                                              ---------------------------------
                                                  3,913,000           3,636,000
                                              ---------------------------------

        Loans, net                            $ 311,216,000       $ 292,909,000
                                              =================================

Note 6. Allowance for loan losses

                                                   Six Months Ended June 30,
                                                   2005                2004
                                              ---------------------------------

Balance, beginning of period                  $   3,299,000       $   2,888,000
Provision charged to operations                     300,000             240,000
Recoveries of loans charged off                       3,000               2,000
Loans charged off                                   (32,000)           (107,000)
                                              ---------------------------------

Balance, end of period                        $   3,570,000       $   3,023,000
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

                                                      June 30,      December 31,
                                                        2005            2004
                                                    ----------------------------

Impaired loans
    With related allowance for loan losses          $    202,000    $    477,000
    Without related allowance for loan losses              7,000         947,000
                                                    ------------    ------------
Total impaired loans                                $    209,000    $  1,424,000
                                                    ============    ============

Related allowance for loan losses                   $     25,000    $     44,000
                                                    ============    ============

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 8. Recent Accounting Pronouncements

In December  2004,  the FASB issued  Statement 123 (revised 2004) ("SFAS No. 123
(R)"), Share-Based Payment. Among other items, SFAS No. 123 (R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date, in the financial statements. On April 14, 2005, the Securities and Exchange Commission announced that the effective date for SFAS No. 123 (R) would be delayed until January 1, 2006, for calendar year companies. The Corporation plans to adopt this standard as of January 1, 2006, and will begin expensing any unvested stock options at that time. The Corporation does not anticipate the adoption of this standard will have any material effect on the Corporation's financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3," (SFAS No. 154) which requires a corporation to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) Statements of Position 03-3, "Accounting For Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3) was issued in December 2003, effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organization, but does not apply to loans originated by the entity. A transition provision applies for certain aspects of loans currently within the Scope of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." The Corporation does not anticipate SOP 03-3 to impact the consolidated financial statements of the Corporation.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                              Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                             2005      2004      2005      2004
                                             ----      ----      ----      ----

Net income                                  $1,139    $  937    $2,143    $1,804

Weighted average shares                      4,518     4,438     4,508     4,430
Effect of dilutive stock options                52        68        52        68
                                            ------    ------    ------    ------
Total weighted average dilutive shares       4,570     4,506     4,560     4,498

Basic earnings per share                    $ 0.25    $ 0.21    $ 0.48    $ 0.41
Diluted earnings per share                  $ 0.25    $ 0.21    $ 0.47    $ 0.40

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split declared on May 11, 2005 and issued July 1, 2005.

Note 10. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2005 and 2004 was $2.0 million and $1.0 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition
-------------------

Total assets increased by $36.6 million, or 8.6%, from $424.3 million at December 31, 2004 to $461.0 million at June 30, 2005. Net loans increased by $18.3 million and cash and cash equivalents increased by $12.8 million, partially offset by a $1.7 million decrease in securities available for sale and a $1.5 million decrease in securities held to maturity. The composition of the loan portfolio is basically unchanged at June 30, 2005 when compared with the portfolio at December 31, 2004. The Corporation deployed a deposit reclassification software that allowed the Corporation to minimize the balances needed to be held at the Federal Reserve to maintain required reserve balances. This improved the levels of earning assets and provided funds to support the loan growth. The Corporation has also purchased Bank owned life insurance on key management personnel. The increase in the cash surrender value of the insurance policies is included in non-interest income and is tax deferred. The income provided from these policies is used to help offset the rising costs of employee benefit expense.

Deposits totaled $400.9 million at June 30, 2005, an increase of $44.0 million, or 12.3%, from $356.9 million at December 31, 2004. Interest-bearing deposits increased by $45.3 million, or 17.0%, to $311.9 million at June 30, 2005 partially offset by a decrease in noninterest-bearing deposits of $1.3 million, or 1.4%, to $89.0 million at June 30, 2005. The Corporation continued to see the success of two new deposit products developed in the fourth quarter of 2004. The Ideal Checking Product is offered to consumers and provides a low minimum balance checking product for consumers. The Sterling Lifestyle Package of Services was designed to serve the needs of consumers who are age 55 and older. It offers an interest-bearing checking account with three balance tiers. A minimum balance must be maintained in the account or in linked accounts in order to avoid a service fee. In addition to many free services, this product provides for premium rates on Certificates of Deposit. During April of 2005, the Corporation introduced two new Certificate of Deposit products that were extremely successful in bringing new customers to our organization. Our new Power Flex CD is offered with terms of 20 or 30 months and provides for monthly deposits and withdrawals and the ability to increase the interest rate once during the term, should interest rates rise. The second product known as the IRA Stepup CD allows for a 3-year term where the rate increases 100 basis points each year. Both of these products were successful in attracting new money and providing existing customers with strong investment alternatives.

The Corporation has received approvals to proceed with the relocation of the Waldwick Branch to 64 Franklin Turnpike, Waldwick, Bergen County, New Jersey and the opening of a new branch at 2 Changebridge Road, Montville, Morris County, New Jersey. Both of these branches require building modifications and it is anticipated that they will be opened during the fourth quarter of 2005. Both branch locations will allow for safe deposit boxes, drive-up facilities, and drive-up ATMs. In addition, the Corporation has begun the preliminary analysis for another new branch which would be opened in 2006. Management believes that the new products and branch locations complement the existing services offered to consumer and business customers and will allow us to expand our presence in our existing market area.

Results of Operations
---------------------
Six Months Ended June 30, 2005 and 2004
---------------------------------------

General
-------

The Corporation reported net income of $2.1 million, or $0.48 diluted earnings per share for the six months ended June 30, 2005, compared to $1.8 million, or $0.41 diluted earnings per share for the same period in 2004. The $339,000 increase was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan loss.

Net interest income
-------------------

Net interest income increased by $987,000, or 12.5%, for the six months ended June 30, 2005 as compared with the corresponding period in 2004. The increase was primarily due to an increase in average net interest-earning assets and an increase in the net interest margin.

Total interest income on a tax equivalent basis increased by $1.4 million, or 13.1%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the loan portfolio and continued growth in loans, tax equivalent yields on interest earning assets increased by 31 basis points from 5.56% for the six months ended June 30, 2004 to 5.87% for the same period in 2005. The average balance of interest-earning assets increased by $28.1 million, or 7.4%, from $379.5 million for the six months ended June 30, 2004 to $407.6 million for the same period in 2005, primarily due to strong loan demand. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $36.5 million to an average of $303.8 million for the six months ended June 30, 2005, from an average of $267.4 million for the comparable period in 2004. Taxable investment securities decreased by $10.4 million to an average of $76.9 million as the Corporation redeployed payments on these assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $394,000, or 16.1%, due to an increase in deposits, an increase in rates paid on certain deposit products, and a shift into higher yielding deposit products. The average balance of total interest-bearing deposits and borrowed money increased to $311.2 million for the six months ended June 30, 2005 from $292.9 million for the comparable 2004 period, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money increased from 1.68% for the six month period ended June 30, 2004 to 1.84% for the comparable period in 2005.

The following table reflects the components of the Corporation's net interest income for the six months ended June 30, 2005 and 2004 including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% and compliance with section 291 of the Internal Revenue Code. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.


                  Analysis of Net Interest Income (Unaudited)

                        For the Six Months Ended June 30,

                                                                     2005                                       2004
                                                    ------------------------------------       -------------------------------------
                                                                                 Average                                    Average
                                                                    Interest      Rates                       Interest       Rates
                                                     Average        Income/      Earned/       Average         Income/       Earned/
                                                     Balance        Expense        Paid        Balance         Expense        Paid
                                                     -------        -------        ----        -------         -------        ----
                                                                                (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                           $ 303,839      $   9,870       6.55%      $ 267,365       $   8,384       6.31%
Taxable investment securities (1)                      76,912          1,442       3.78          87,360           1,586       3.65
Tax-exempt investment securities (1) (2)               19,526            447       4.58          20,452             494       4.86
Other interest-earning assets                           7,318            101       2.78           4,351              25       1.16
                                                    ---------      ---------                  ---------       ---------
Total interest-earning assets                         407,595         11,860       5.87         379,528          10,489       5.56
                                                                   ---------                                  ---------

Non-interest-earning assets:
Allowance for loan losses                              (3,459)                                   (2,990)
Other assets                                           26,620                                    23,639
                                                    ---------                                 ---------
Total assets                                        $ 430,756                                 $ 400,177
                                                    =========                                 =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                    $ 134,713      $     716       1.07%      $ 121,584       $     389       0.64%
Savings deposits                                       49,703            147       0.60          48,317             191       0.79
Time deposits                                          98,417          1,377       2.82          92,820           1,270       2.75
Repurchase agreements                                   2,938             33       2.27           3,249              17       1.05
FHLB Borrowing                                         18,129            318       3.54          19,672             330       3.37
Subordinated debenture                                  7,259            244       6.78           7,259             244       6.76
                                                    ---------      ---------                  ---------       ---------
Total interest-bearing liabilities                    311,159          2,835       1.84         292,901           2,441       1.68
                                                                   ---------                                  ---------
Non-interest-bearing liabilities:
Demand deposits                                        86,038                                    77,624
Other liabilities                                       2,133                                     1,954
Stockholders' equity                                   31,426                                    27,698
                                                    ---------                                 ---------
Total liabilities and stockholders' equity          $ 430,756                                 $ 400,177
                                                    =========                                 =========

Net interest income (taxable equivalent basis)                     $   9,025                                  $   8,048
Tax equivalent adjustment                                               (144)                                      (154)
                                                                   ---------                                  ---------
Net interest income                                                    8,881                                      7,894

Net interest spread (taxable equivalent basis)                                     4.03%                                      3.88%
                                                                                   ====                                       ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                            4.47%                                      4.26%
                                                                                   ====                                       ====

----------

(1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)   The tax equivalent adjustments are based on a marginal tax rate of 34%.

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

The provision charged to operations totaled $300,000 and $240,000 during the six months ended June 30, 2005 and 2004, respectively. The increase in the provision was primarily due to the continued growth in the loan portfolio. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased by $191,000, or 14.1%, from $1.4 million for the six month period ended June 30, 2004 to $1.5 million for the comparable period in 2005. Deposit related fees increased by $89,000 for the six month period ended June 30, 2005 due to increases in the deposit base and income derived from the merchant credit card processing program. Gains on sales of mortgage loans improved by $34,000 compared to the first six months of 2004 due to an increase in the volume of loans originated for sale. Included in miscellaneous income is the recognition of an increase in the cash surrender value of the bank owned life insurance which totaled $55,000 for the first six months of 2005.

Noninterest expense
-------------------

Noninterest expense increased by approximately $580,000, or 9.4%, to $6.8 million for the six months ended June 30, 2005, compared to $6.2 million for the same period in 2004. Salaries and employee benefits, the major component of noninterest expense, increased by $242,000, or 8.8%, during the six months ended June 30, 2005. This increase was due to general increases for merit and performance and increases in benefit related expenses. Advertising expense increased by $90,000 to support the new product offerings. Miscellaneous expenses increased by $127,000, or 8.6%, as a result of the general growth of the merchant card processing business and the growth of the Corporation.

Income taxes
------------

Income tax expense totaled $1.2 million for the six months ended June 30, 2005, for an effective tax rate of 36.2%. For the six months ended June 30, 2004, income tax expense totaled $1.0 million, for an effective tax rate of 36.1%.

Results of Operations
---------------------
Three Months Ended June 30, 2005 and 2004
-----------------------------------------

General
-------

The Corporation reported net income of $1.1 million, or $0.25 diluted earnings per share for the three months ended June 30, 2005, compared to $937,000, or $0.21 diluted earnings per share for the same period in 2004. The $202,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense and the provision for loan loss.

Net interest income
-------------------

Net interest income increased by $494,000, or 12.4%, for the three months ended June 30, 2005 as compared with the corresponding period in 2004. The increase was primarily due to an increase in average net interest-earning assets and an increase in the net interest margin.

Total interest income on a tax equivalent basis increased by $855,000, or 16.3%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the loan and investment portfolio and a shift in assets into loans, tax equivalent yields on interest earning assets increased 33 basis points from 5.54% for the three months ended March 31, 2004 to 5.87% for the same period in 2005. The average balance of interest-earning assets increased $36.0 million, or 9.4%, from $380.8 million for the three months ended June 30, 2004 to $416.8 million for the same period in 2005, primarily due to strong loan demand. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $39.9 million to an average of $310.8 million for the three months ended June 30, 2005, from an average of $271.0 million for the comparable period in 2004. Taxable investment securities decreased by $8.5 million to an average of $75.8 million as the Corporation redeployed payments on these assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $366,000, or 31.0%, due primarily to an increase in deposits, partially offset by a slight decrease in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $319.0 million for the three months ended June 30, 2005 from $292.4 million for the comparable period in 2004, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money increased from 1.63% for the three month period ended March 31, 2004 to 1.95% for the comparable period in 2005.

The following table reflects the components of the Corporation's net interest income for the three months ended June 30, 2005 and 2004, including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% and compliance with section 291 of the Internal Revenue Code. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.


                   Analysis of Net Interest Income (Unaudited)

                       For the Three Months Ended June 30,

                                                                     2005                                      2004
                                                    ------------------------------------      -------------------------------------
                                                                                 Average                                   Average
                                                                   Interest       Rates                      Interest       Rates
                                                     Average        Income/      Earned/      Average         Income/       Earned/
                                                     Balance       Expense        Paid        Balance         Expense        Paid
                                                     -------       -------        ----        -------         -------        ----
                                                                                 (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                           $ 310,836      $   5,082       6.56%      $ 270,982       $   4,212       6.25%
Taxable investment securities (1)                      75,807            718       3.80          84,260             774       3.69
Tax-exempt investment securities (1) (2)               19,581            223       4.56          20,238             243       4.83
Other interest-earning assets                          10,542             76       2.89           5,315              15       1.14
                                                    ---------      ---------                  ---------       ---------
Total interest-earning assets                         416,766          6,099       5.87         380,795           5,244       5.54
                                                                   ---------                                  ---------

Non-interest-earning assets:
Allowance for loan losses                              (3,526)                                   (3,025)
Other assets                                           26,589                                    24,065
                                                    ---------                                 ---------
Total assets                                        $ 439,829                                 $ 401,835
                                                    =========                                 =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                    $ 137,600      $     396       1.15%      $ 122,346       $     182       0.60%
Savings deposits                                       49,283             73       0.59          49,899             100       0.81
Time deposits                                         106,292            796       3.00          90,792             607       2.69
Repurchase agreements                                   2,477             15       2.43           2,840               8       1.13
FHLB Borrowing                                         16,075            146       3.64          19,217             163       3.41
Subordinated debenture                                  7,260            122       6.74           7,260             122       6.76
                                                    ---------      ---------                  ---------       ---------
Total interest-bearing liabilities                    318,987          1,548       1.95         292,354           1,182       1.63
                                                                   ---------                                  ---------
Non-interest-bearing liabilities:
Demand deposits                                        86,746                                    79,677
Other liabilities                                       2,340                                     1,916
Stockholders' equity                                   31,756                                    27,888
                                                    ---------                                 ---------
Total liabilities and stockholders' equity          $ 439,829                                 $ 401,835
                                                    =========                                 =========

Net interest income (taxable equivalent basis)                     $   4,551                                  $   4,062
Tax equivalent adjustment                                                (72)                                       (77)
                                                                   ---------                                  ---------
Net interest income                                                    4,479                                      3,985
                                                                   =========                                  =========

Net interest spread (taxable equivalent basis)                                     3.92%                                      3.91%
                                                                                   ====                                       ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                            4.38%                                      4.29%
                                                                                   ====                                       ====

----------

(1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)   The tax equivalent adjustments are based on a marginal tax rate of 34%.

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

The provision charged to operations totaled $150,000 and $120,000 during the three months ended June 30, 2005 and 2004, respectively. The increase in the provision was primarily due to the continued growth in the loan portfolio. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased by $136,000, or 17.9%, from $760,000 for the three month period ended June 30, 2004 to $896,000 for the comparable period in 2005. Deposit related fees increased by $42,000 for the three month period ended June 30, 2005 compared to the same period for 2004 due to an increase in the deposit base and income derived from the merchant credit card processing program. Gains on sales of mortgage loans increased by $34,000 due to the increase in the volume of loans originated and sold during the quarter ended June 30, 2005. Miscellaneous income increased by $60,000 for the three month period ended June 30, 2005 when compared with the comparable period in 2004. Income on bank owned life insurance in the amount of $55,000 contributed to this increase.

Noninterest expense
-------------------

Noninterest expense increased by approximately $298,000, or 9.5%, to $3.5 million for the three months ended June 30, 2005, compared to $3.2 million for the same 2004 period. Salaries and employee benefits, the major component of noninterest expense, increased by $170,000, or 12.4%, during the three months ended June 30, 2005. This increase was due to general increases for merit and performance and increases in benefit related expenses. Charitable contributions increased by $71,000 due to the Bank's tithing program. The tithing program commits the Bank to donate 10% of pretax profits to charities during each year. Miscellaneous expenses increased by $46,000, or 6.0% as a result of the general growth of the merchant card processing business and the growth of the Corporation.

Income taxes
------------

Income tax expense totaled $635,000 for the three months ended June 30, 2005, for an effective tax rate of 35.8%. For the three months ended June 30, 2004, income tax expense totaled

$535,000, for an effective tax rate of 36.3%. The effective tax rate has decreased due to a slight change in the mix of taxable versus nontaxable earning assets and the income derived from the bank owned life insurance is earned on a tax deferred basis.

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

                                              06/30/05        03/31/05        12/31/04        09/30/04
                                              ---------       ---------       ---------       ---------
                                                               (Dollars in Thousands)
Nonaccrual loans: (1)                         $     202       $     270       $     262       $     164
Loans past due 90 days or more: (2)                   7               7             947           1,374
Restructured loans:                                  --              --             215             453
                                              ---------       ---------       ---------       ---------
     Total nonperforming loans                $     209       $     277       $   1,424       $   1,991
                                              =========       =========       =========       =========

Allowance for loan losses                     $   3,570       $   3,438       $   3,299       $   3,155
                                              =========       =========       =========       =========

Nonaccrual loans to total loans                    0.06%           0.09%           0.09%           0.06%
Nonperforming loans to total loans                 0.07%           0.09%           0.48%           0.72%
Nonperforming loans to total assets                0.05%           0.07%           0.34%           0.50%
Allowance for loan losses to total loans           1.13%           1.13%           1.11%           1.14%

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

There were no loans at June 30, 2005 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 2005.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital, however, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2005 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at June 30, 2005.

                                         Required       Actual        Excess
                                         --------       ------        ------
Risk-based Capital
       Tier 1                              4.00%        11.84%         7.84%
       Total                               8.00%        12.91%         4.91%
       Leverage Ratio                      4.00%         9.01%         5.01%

Liquidity and Capital Resources
-------------------------------

The Corporation's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition. The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2005, the Corporation has outstanding loan commitments of $42.4 million and unused lines and letters of credit totaling $88.6 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 2005, totaled $48.4 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents increased by $12.8 million during the first six months of 2005. Financing activities and operating activities provided $34.3 million and $3.1 million, respectively and investing activities used $24.7 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      The Corporation held an Annual Meeting of Shareholders on May 10, 2004. At that meeting, the Corporation's shareholders elected four directors for a three year term that will expire in May 2008, or until their successors are duly elected and qualified. The voting results were as follows:

                                               Votes for        Votes Withheld
                                               ---------        --------------
Election of Director
         William C. Hanse                      2,435,680             4,746
         Margo Lane                            2,353,330            87,068
         Arie Leegwater                        2,330,534           109,894
         John L. Steen                         2,364,825            75,601

There were no broker non-votes on any of the above matters. The following individuals whose terms expire in either 2006 or 2007, or until their successors are duly elected and qualified, continue to serve as directors: Harold Dyer, Robert J. Turner, William J. Vander Eems, Paul Van Ostenbridge and Abe Van Wingerden.

Item 6. Exhibits
        --------

      (a)   Exhibits

                    See Exhibit Index following this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Stewardship Financial Corporation


Date: August 12, 2005                   By:  /s/ Paul Van Ostenbridge
      ------------------                    ------------------------------------
                                                  Paul Van Ostenbridge
                                                  President and Chief Executive
                                                    Officer
                                                  (authorized officer on behalf
                                                    of registrant)


Date: August 12, 2005                   By:  /s/ Julie E. Holland
      ------------------                    ------------------------------------
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