Form 10-Q
period 2005-09-30
STEWARDSHIP FINANCIAL CORP
filed 2005-11-14
CIK 1023860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the Issuer's Common Stock, no par value, as of November 10, 2005 was 4,787,627, as adjusted for a 5% stock dividend payable November 15, 2005.

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at September 30, 2005 (Unaudited) and December 31, 2004 ......        1

         Consolidated Statements of Income for the Nine
         Months ended September 30, 2005 and 2004 (Unaudited) .........        2

         Consolidated Statements of Income for the Three
         Months ended September 30, 2005 and 2004 (Unaudited) .........        3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2005 and 2004 (Unaudited) .........        4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Nine Months ended  September 30, 2005 and
         2004 (Unaudited) .............................................        5

         Notes to Consolidated Financial Statements (Unaudited) .......   6 - 12

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS ................................................  13 - 25

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK .........................................       26

ITEM 4 -  CONTROLS AND PROCEDURES .....................................       26

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS .....................................................       27

SIGNATURES ............................................................       28
----------

EXHIBIT INDEX .........................................................  29 - 32
-------------

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                September 30,      December 31,
                                                                    2005               2004
                                                                -------------------------------
                                                                 (Unaudited)
Assets

Cash and due from banks                                         $ 13,102,000       $ 15,297,000
Other interest-earning assets                                      4,792,000            495,000
Federal funds sold                                                 5,000,000          9,000,000
                                                                -------------------------------
       Cash and cash equivalents                                  22,894,000         24,792,000

Securities available for sale                                     64,947,000         56,514,000
Securities held to maturity; estimated fair value
    of $39,524,000 (2005) and $40,501,000 (2004)                  39,609,000        40,111,000
FHLB-NY stock, at cost                                             1,646,000          1,643,000
Loans, net of allowance for loan losses of
    of $3,714,000 (2005) and $3,299,000 (2004)                   321,843,000        292,909,000
Mortgage loans held for sale                                       3,426,000            228,000
Premises and equipment, net                                        5,855,000          3,433,000
Accrued interest receivable                                        2,198,000          1,922,000
Intangible assets, net of accumulated amortization of
    $601,000 (2005) and $571,000 (2004)                              149,000            179,000
Bank owned life insurance                                          8,132,000                 --
Other assets                                                       2,894,000          2,575,000
                                                                -------------------------------

       Total assets                                             $473,593,000       $424,306,000
                                                                ===============================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                         $ 92,411,000       $ 90,241,000
    Interest-bearing                                             317,187,000        266,677,000
                                                                -------------------------------

       Total deposits                                            409,598,000        356,918,000

Other borrowings                                                  15,477,000         24,129,000
Subordinated debentures                                            7,217,000          7,217,000
Securities sold under agreements to repurchase                     5,280,000          3,370,000
Accrued expenses and other liabilities                             2,709,000          2,212,000
                                                                -------------------------------

       Total liabilities                                         440,281,000        393,846,000
                                                                -------------------------------

Commitments and contingencies                                             --                 --

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
    4,774,834 and 3,365,983 shares issued and outstanding at
    September 30, 2005 and December 31, 2004, respectively        28,022,000         23,893,000
Retained earnings                                                  5,786,000          6,746,000
Accumulated other comprehensive loss                                (496,000)          (179,000)
                                                                -------------------------------

       Total stockholders' equity                                 33,312,000         30,460,000
                                                                -------------------------------

       Total liabilities and stockholders' equity               $473,593,000       $424,306,000
                                                                ===============================

Share data has been restated to reflect a 5% stock dividend payable November 15, 2005, a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                              2005              2004
                                                          -------------------------------
Interest income:
     Loans                                                $ 15,268,000      $ 12,741,000
     Securities held to maturity:
       Taxable                                                 679,000           777,000
       Non-taxable                                             421,000           474,000
     Securities available for sale:
       Taxable                                               1,580,000         1,588,000
       Non-taxable                                              26,000            27,000
     Other interest-earning assets                             202,000            36,000
                                                          -------------------------------
          Total interest income                             18,176,000        15,643,000
                                                          -------------------------------

Interest expense:
     Deposits                                                3,802,000         2,699,000
     Borrowed money                                            879,000           879,000
                                                          -------------------------------
          Total interest expense                             4,681,000         3,578,000
                                                          -------------------------------

Net interest income before provision for loan losses        13,495,000        12,065,000
Provision for loan losses                                      450,000           390,000
                                                          -------------------------------
Net interest income after provision for loan losses         13,045,000        11,675,000
                                                          -------------------------------

Noninterest income:
     Fees and service charges                                1,912,000         1,755,000
     Gain on sales of mortgage loans                           167,000            97,000
     Loss on sales of securities                                    --            (4,000)
     Bank owned life insurance                                 132,000                --
     Miscellaneous                                             188,000           180,000
                                                          -------------------------------
          Total noninterest income                           2,399,000         2,028,000
                                                          -------------------------------

Noninterest expenses:
     Salaries and employee benefits                          4,565,000         4,160,000
     Occupancy, net                                            742,000           730,000
     Equipment                                                 547,000           617,000
     Data processing                                           850,000           749,000
     Advertising                                               341,000           218,000
     FDIC insurance premium                                     35,000            37,000
     Amortization of intangible assets                          30,000            30,000
     Charitable contributions                                  580,000           397,000
     Stationery and supplies                                   196,000           172,000
     Merchant processing                                       598,000           512,000
     Bank-card related services                                329,000           273,000
     Miscellaneous                                           1,505,000         1,388,000
                                                          -------------------------------
          Total noninterest expenses                        10,318,000         9,283,000
                                                          -------------------------------

Income before income tax expense                             5,126,000         4,420,000
Income tax expense                                           1,824,000         1,602,000
                                                          -------------------------------
Net income                                                $  3,302,000      $  2,818,000
                                                          ===============================

Basic earnings per share                                  $       0.69      $       0.60
                                                          ===============================
Diluted earnings per share                                $       0.69      $       0.59
                                                          ===============================

Weighted average number of common shares outstanding         4,745,751         4,666,979
                                                          ===============================
Weighted average number of diluted common
     shares outstanding                                      4,802,029         4,734,847
                                                          ===============================

Share data has been restated to reflect a 5% stock dividend payable November 15, 2005, a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                             2005            2004
                                                          --------------------------
Interest income:
     Loans                                                $5,399,000      $4,357,000
     Securities held to maturity
       Taxable                                               231,000         239,000
       Non-taxable                                           135,000         153,000
     Securities available for sale
       Taxable                                               586,000         540,000
       Non-taxable                                             9,000           8,000
     Other interest-earning assets                           101,000          11,000
                                                          --------------------------
          Total interest income                            6,461,000       5,308,000
                                                          --------------------------

Interest expense:
     Deposits                                              1,562,000         849,000
     Borrowed money                                          285,000         288,000
                                                          --------------------------
          Total interest expense                           1,847,000       1,137,000
                                                          --------------------------

Net interest income before provision for loan losses       4,614,000       4,171,000
Provision for loan losses                                    150,000         150,000
                                                          --------------------------
Net interest income after provision for loan losses        4,464,000       4,021,000
                                                          --------------------------

Noninterest income:
     Fees and service charges                                669,000         601,000
     Gain on sales of mortgage loans                          66,000          30,000
     Bank owned life insurance                                77,000              --
     Miscellaneous                                            42,000          43,000
                                                          --------------------------
          Total noninterest income                           854,000         674,000
                                                          --------------------------

Noninterest expenses:
     Salaries and employee benefits                        1,587,000       1,424,000
     Occupancy, net                                          254,000         240,000
     Equipment                                               168,000         176,000
     Data processing                                         298,000         254,000
     Advertising                                             113,000          80,000
     FDIC insurance premium                                   11,000          12,000
     Amortization of intangible assets                        11,000           9,000
     Charitable contributions                                210,000         135,000
     Stationery and supplies                                  59,000          58,000
     Merchant processing                                     214,000         181,000
     Bank-card related services                              116,000          89,000
     Miscellaneous                                           511,000         439,000
                                                          --------------------------
          Total noninterest expenses                       3,552,000       3,097,000
                                                          --------------------------

Income before income tax expense                           1,766,000       1,598,000
Income tax expense                                           607,000         584,000
                                                          --------------------------
Net income                                                $1,159,000      $1,014,000
                                                          ==========================

Basic earnings per share                                  $     0.24      $     0.21
                                                          ==========================
Diluted earnings per share                                $     0.24      $     0.21
                                                          ==========================

Weighted average number of common shares outstanding       4,770,405       4,696,805
                                                          ==========================
Weighted average number of diluted common
     shares outstanding                                    4,829,947       4,765,206
                                                          ==========================

Share data has been restated to reflect a 5% stock dividend payable November 15, 2005, a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split issued July 1, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                 September 30, 2005
                                                                          -------------------------------
                                                                              2005               2004
                                                                          -------------------------------
Cash flows from operating activities:
Net income                                                                $  3,302,000       $  2,818,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                438,000            541,000
        Amortization of premiums and accretion of discounts, net               333,000            459,000
        Accretion of deferred loan fees                                       (107,000)           (97,000)
        Provision for loan losses                                              450,000            390,000
        Originations of mortgage loans held for sale                       (20,105,000)        (8,842,000)
        Proceeds from sale of mortgage loans                                17,074,000          9,417,000
        Gain on sale of loans                                                 (167,000)           (97,000)
        Loss on sale of securities available for sale                               --              4,000
        Loss on writeoff of branch startup costs                                    --             63,000
        Deferred income tax benefit                                           (179,000)          (115,000)
        Amortization of intangible assets                                       30,000             30,000
        (Increase) decrease in accrued interest receivable                    (277,000)            33,000
        Increase in bank owned life insurance                                 (132,000)                --
        Decrease in other assets                                                60,000            245,000
        Increase (decrease) in other liabilities                               567,000            (78,000)
                                                                          ------------       ------------
                 Net cash provided by operating activities                   1,287,000          4,771,000
                                                                          ------------       ------------

Cash flows from investing activities:
    Purchase of securities available for sale                              (14,910,000)       (11,932,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                                   5,320,000          6,280,000
    Proceeds from sales and calls on securities available for sale             500,000          6,996,000
    Purchase of securities held to maturity                                 (5,324,000)        (2,434,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                        5,634,000          8,039,000
    Proceeds from calls of securities held to maturity                              --          4,735,000
    Purchase of FHLB-NY stock                                                   (3,000)          (321,000)
    Net increase in loans                                                  (29,277,000)       (14,885,000)
    Purchase of bank owned life insurance                                   (8,000,000)                --
    Additions to premises and equipment                                     (2,860,000)          (406,000)
                                                                          ------------       ------------
                 Net cash used in investing activities                     (48,920,000)        (3,928,000)
                                                                          ------------       ------------

Cash flows from financing activities:
    Net increase in noninterest-bearing deposits                             2,170,000          1,222,000
    Net increase (decrease) in interest-bearing deposits                    50,510,000         (2,066,000)
    Net increase (decrease) in securities sold under
          agreement to repurchase                                            1,910,000         (1,434,000)
    Net decrease in short term borrowings                                   (7,500,000)        (2,000,000)
    Payments on long term borrowings                                        (1,152,000)          (993,000)
    Cash dividends paid on common stock                                       (926,000)          (761,000)
    Purchase of treasury stock                                                      --           (454,000)
    Exercise of stock options                                                  143,000            292,000
    Issuance of common stock                                                   580,000            517,000
                                                                          ------------       ------------
                 Net cash provided by (used in) financing activities        45,735,000         (5,677,000)
                                                                          ------------       ------------

    Net decrease in cash and cash equivalents                               (1,898,000)        (4,834,000)
    Cash and cash equivalents - beginning                                   24,792,000         19,138,000
                                                                          ------------       ------------
    Cash and cash equivalents - ending                                    $ 22,894,000       $ 14,304,000
                                                                          ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                   4,124,000          3,686,000
    Cash paid during the year for income taxes                               1,855,000          1,580,000

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                      For the Nine Months Ended September 30, 2005
                                                     ---------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                                           Common Stock              Retained          Loss,
                                                       Shares         Amount         Earnings           Net             Total
                                                     ---------------------------------------------------------------------------
Balance -- December 31, 2004                         3,365,983     $23,893,000     $ 6,746,000      $  (179,000)     $30,460,000
Dividends paid                                              --              --        (926,000)              --         (926,000)
Stock Split - 4 for 3                                1,133,661              --              --               --               --
5% stock dividend (payable
    November 15, 2005)                                 227,374       3,336,000      (3,336,000)              --               --
Common stock issued under stock plans                   32,126         580,000              --               --          580,000
Exercise of stock options                               15,690         143,000              --               --          143,000
Tax benefit on stock options exercised                      --          70,000              --               --           70,000
Comprehensive income:
  Net income for the nine months
    ended September 30, 2005                                --              --       3,302,000               --        3,302,000
  Unrealized holding losses on securities
  available for sale arising during the period
  (net tax benefit of $199,000)                             --              --              --         (317,000)        (317,000)
                                                                                                                     -----------
Total comprehensive income, net of tax                                                                                 2,985,000

                                                     ---------------------------------------------------------------------------
Balance -- September 30, 2005                        4,774,834     $28,022,000     $ 5,786,000      $  (496,000)     $33,312,000
                                                     ===========================================================================

                                                             For the Nine Months Ended September 30, 2004
                                                     --------------------------------------------------------

                                                          Common Stock                  Treasury Stock
                                                       Shares        Amount           Shares        Amount
                                                     --------------------------------------------------------
Balance -- December 31, 2003                         4,431,326    $19,552,000             --     $        --
Dividends paid                                              --             --             --              --
Treasury stock                                              --             --        (28,000)       (454,000)
5% stock dividend (payable
    November 15, 2004)                                 224,249      3,623,000           (314)         (5,000)
Common stock issued under stock plans                   11,159        170,000         21,731         347,000
Exercise of stock options                               42,498        292,000             --              --
Comprehensive income:
  Net income for the nine months
    ended September 30, 2004                                --             --             --              --
  Unrealized holding losses on securities
   available for sale arising during the period
   (net tax benefit of $1,000)                              --             --             --              --
  Reclassification adjustment for losses in
   net income (net tax benefit of $1,000)                   --             --             --              --


Total comprehensive income, net of tax

                                                     --------------------------------------------------------
Balance -- September 30, 2004                        4,709,232    $23,637,000         (6,583)    $  (112,000)
                                                     ========================================================

                                                     For the Nine Months Ended September 30, 2004
                                                     --------------------------------------------

                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive
                                                       Retained     Income (Loss),
                                                       Earnings          Net            Total
                                                     -------------------------------------------
Balance -- December 31, 2003                         $ 7,593,000     $     4,000     $27,149,000
Dividends paid                                          (761,000)             --        (761,000)
Treasury stock                                                --              --        (454,000)
5% stock dividend (payable
    November 15, 2004)                                (3,618,000)             --              --
Common stock issued under stock plans                                                    517,000
Exercise of stock options                                                                292,000
Comprehensive income:
  Net income for the nine months
    ended September 30, 2004                           2,818,000              --       2,818,000
  Unrealized holding losses on securities
   available for sale arising during the period
   (net tax benefit of $1,000)                                --          (2,000)         (2,000)
  Reclassification adjustment for losses in
   net income (net tax benefit of $1,000)                     --          (3,000)         (3,000)
                                                                                     -----------

Total comprehensive income, net of tax                                                 2,813,000

                                                     -------------------------------------------
Balance -- September 30, 2004                        $ 6,032,000     $    (1,000)    $29,556,000
                                                     ===========================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation, (the "Corporation") and its wholly owned subsidiary, Atlantic Stewardship Bank (the "Bank"). The Bank includes its wholly owned subsidiaries, Stewardship Investment Corp. and Stewardship Realty LLC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation. The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30                    September 30
                                                               2005            2004            2005            2004
                                                           ---------------------------     ---------------------------
Net Income:
      Net income as reported                               $ 1,159,000     $ 1,014,000     $ 3,302,000     $ 2,818,000
      Stock-based compensation expense included in net
          Income, net of related tax effects                     3,000           6,000           9,000          17,000
      Total stock-based compensation expense determined
        under fair value based method for all awards,
        net of related tax effects                             (18,000)        (22,000)        (56,000)        (68,000)
                                                           -----------     -----------     -----------     -----------
      Pro forma net income                                 $ 1,144,000     $   998,000     $ 3,255,000     $ 2,767,000
                                                           ===========     ===========     ===========     ===========
Earnings per share:
      As reported Basic earnings per share                 $      0.24     $      0.21     $      0.69     $      0.60
      As reported Diluted earnings per share                      0.24            0.21            0.69            0.59
      Pro forma Basic earnings per share                          0.24            0.21            0.69            0.59
      Pro forma Diluted earnings per share                        0.24            0.21            0.68            0.58

Share data has been restated to reflect a 5% stock dividend paid November 15, 2004, a 4 for 3 stock split issued July 1, 2005 and a 5% stock dividend payable November 15, 2005.

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3. Securities Available for Sale

The following table sets forth the amortized cost and market value of the Corporation's securities available for sale as of September 30, 2005 and December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                              September 30, 2005
                                          -----------------------------------------------------------
                                                             Gross           Gross
                                           Amortized      Unrealized       Unrealized        Market
                                              Cost           Gains           Losses          Value
                                          -----------------------------------------------------------
   U.S. Treasury securities               $   501,000     $        --     $     7,000     $   494,000
   U.S. government-sponsored agencies      32,646,000          14,000         398,000      32,262,000
   Obligations of state and political
        subdivisions                        2,076,000              --          30,000       2,046,000
   Mortgage-backed securities              29,470,000          14,000         386,000      29,098,000
   Community Reinvestment Act Fund          1,058,000              --          11,000       1,047,000
                                          -----------------------------------------------------------
                                          $65,751,000     $    28,000     $   832,000     $64,947,000
                                          ===========================================================

                                                               December 31, 2004
                                          -----------------------------------------------------------
                                                             Gross           Gross
                                           Amortized      Unrealized       Unrealized       Carrying
                                              Cost           Gains           Losses          Value
                                          -----------------------------------------------------------
   U.S. Treasury securities               $   503,000     $        --     $     8,000     $   495,000
   U.S. government-sponsored agencies      23,556,000          29,000         241,000      23,344,000
   Obligations of state and political
        subdivisions                        1,943,000           2,000          30,000       1,915,000
   Mortgage-backed securities              29,780,000         128,000         178,000      29,730,000
   Community Reinvestment Act Fund          1,021,000           9,000              --       1,030,000
                                          -----------------------------------------------------------
                                          $56,803,000     $   168,000     $   457,000     $56,514,000
                                          ===========================================================

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

Note 4. Securities Held to Maturity

The following table sets forth the carrying value and estimated market value of the Corporation's securities held to maturity as of September 30, 2005 and December 31, 2004. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                              September 30, 2005
                                          -----------------------------------------------------------
                                                             Gross           Gross          Estimated
                                            Carring       Unrealized       Unrealized        Market
                                             Value           Gains           Losses          Value
                                          -----------------------------------------------------------
   U.S. Treasury securities               $ 1,004,000     $    10,000     $        --     $ 1,014,000
   U.S. government-sponsored agencies      11,873,000           7,000         119,000      11,761,000
   Obligations of state and political
        subdivisions                       16,686,000          66,000          78,000      16,674,000
   Mortgage-backed securities              10,046,000          93,000          64,000      10,075,000
                                          -----------------------------------------------------------
                                          $39,609,000     $   176,000     $   261,000     $39,524,000
                                          ===========================================================

                                                               December 31, 2004
                                          -----------------------------------------------------------
                                                             Gross           Gross          Estimated
                                           Carring        Unrealized       Unrealized         Fair
                                            Value            Gains           Losses          Value
                                          -----------------------------------------------------------
   U.S. Treasury securities               $ 1,007,000     $    30,000     $        --     $ 1,037,000
   U.S. government-sponsored agencies       8,655,000          22,000          76,000       8,601,000
   Obligations of state and political
        subdivisions                       17,688,000         246,000          17,000      17,917,000
   Mortgage-backed securities              12,761,000         208,000          23,000      12,946,000
                                          -----------------------------------------------------------
                                          $40,111,000     $   506,000     $   116,000     $40,501,000
                                          ===========================================================

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

                                                September 30,       December 31,
                                                    2005                2004
                                                --------------------------------

Mortgage
  Residential                                   $ 46,456,000        $ 41,569,000
  Commercial                                     152,315,000         130,762,000
Commercial                                        57,394,000          55,252,000
Equity                                            21,649,000          21,484,000
Installment                                       48,009,000          47,218,000
Other                                                119,000             260,000
                                                --------------------------------
     Total loans                                 325,942,000         296,545,000
                                                --------------------------------

Less: Deferred loan fees                             385,000             337,000
      Allowance for loan losses                    3,714,000           3,299,000
                                                --------------------------------
                                                   4,099,000           3,636,000
                                                --------------------------------

     Loans, net                                 $321,843,000        $292,909,000
                                                ================================

Note 6. Allowance for loan losses

                                                        Nine Months Ended
                                                           September 30,
                                                    2005                2004
                                                -------------------------------

Balance, beginning of period                    $ 3,299,000         $ 2,888,000
Provision charged to operations                     450,000             390,000
Recoveries of loans charged off                       4,000               5,000
Loans charged off                                   (39,000)           (128,000)
                                                -------------------------------

Balance, end of period                          $ 3,714,000         $ 3,155,000
                                                ===============================

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 7. Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans, loans considered more than 90 days past due and restructured loans. The following table sets forth information regarding the impaired loans as of the periods indicated.

                                                    September 30,   December 31,
                                                         2005           2004
                                                    ----------------------------

Impaired loans
    With related allowance for loan losses            $  316,000     $  477,000
    Without related allowance for loan losses             26,000        947,000
                                                      ----------     ----------
Total impaired loans                                  $  342,000     $1,424,000
                                                      ==========     ==========

Related allowance for loan losses                     $   35,000     $   44,000
                                                      ==========     ==========

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date, in the financial statements. On April 14, 2005, the Securities and Exchange Commission announced that the effective date for SFAS No. 123R would be delayed until January 1, 2006, for calendar year companies. The Corporation plans to adopt this standard as of January 1, 2006, and will begin expensing any unvested stock options at that time. The Corporation does not anticipate the adoption of this standard will have any material effect on the Corporation's financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3," (SFAS No. 154) which requires a company to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                              Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                              2005           2004         2005           2004
                                           ----------     ----------   ----------     ----------

Net income                                 $1,159,000     $1,014,000   $3,302,000     $2,818,000

Weighted average shares                     4,770,405      4,696,805    4,745,751      4,666,979
Effect of dilutive stock options               59,542         68,401       56,278         67,868
                                           ----------     ----------   ----------     ----------
Total weighted average dilutive shares      4,829,947      4,765,206    4,802,029      4,734,847

Basic earnings per share                   $     0.24     $     0.21   $     0.69     $     0.60
Diluted earnings per share                 $     0.24     $     0.21   $     0.69     $     0.59


All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2004 and a 4 for 3 stock split issued July 1, 2005 and a 5% stock dividend payable November 15, 2005.

Note 10. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the nine months ended September 30, 2005 and 2004 was $3.0 million and $2.8 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition
-------------------

Total assets increased by $49.3 million, or 11.6%, from $424.3 million at December 31, 2004 to $473.6 million at September 30, 2005. Net loans increased by $28.9 million, securities available for sale increased by $8.4 million, bank owned life insurance increased by $8.1 million, mortgage loans held for sale increased by $3.2 million and premises and equipment increased by $2.4 million, partially offset by a $1.9 million decrease in cash and cash equivalents. The composition of the loan portfolio is basically unchanged at September 30, 2005 when compared with the portfolio at December 31, 2004. In the second quarter of 2005, the Corporation deployed a deposit reclassification software that allows the balances needed to be held at the Federal Reserve to maintain required reserve balances to be held at a minimum. This improved the levels of earning assets and provided funds to support continued loan growth. The Corporation has also purchased bank owned life insurance on key management personnel in the second quarter of 2005. The increase in the cash surrender value of the insurance policies is included in non-interest income and is considered tax exempt.

Deposits totaled $409.6 million at September 30, 2005, an increase of $52.7 million, or 14.8%, from $356.9 million at December 31, 2004. Interest-bearing deposits increased by $50.5 million, or 18.9%, to $317.2 million at September 30, 2005 and noninterest-bearing deposits increased by $2.2 million, or 2.4%, to $92.4 million at September 30, 2005. The Corporation continued to see the success of two new deposit products developed in the fourth quarter of 2004. The Ideal Checking Product is offered to consumers and provides a low minimum balance checking product for consumers. The Sterling Lifestyle Package of Services was designed to serve the needs of consumers who are age 55 and older. It offers an interest-bearing checking account with three balance tiers. A minimum balance must be maintained in the account or in linked accounts in order to avoid a service fee. In addition to many free services, this product provides for premium rates on Certificates of Deposit. During April of 2005, the Corporation introduced a new Certificate of Deposit product that continues to bring new customers to our organization and provide a competitive product to help satisfy the investment needs of our existing customers. Our new Power Flex CD is offered with terms of 20 or 30 months and provides for monthly deposits and withdrawals and the ability to increase the interest rate once during the term, should interest rates rise.

The Corporation is nearing completion of it newest branch facility at 64 Franklin Turnpike, Waldwick, Bergen County, New Jersey and the opening of a new branch at 2 Changebridge Road, Montville, Morris County, New Jersey and anticipates relocating our current Waldwick branch in early November. A new branch at 2 Changebridge Road, Montville, Morris County, New Jersey has received approvals and has begun construction. It is anticipated that this branch will be open in late December. Both branch locations will allow for safe deposit boxes, drive-up facilities, and drive-up ATMs. In addition, the Corporation has begun the preliminary analysis for another new branch which would be opened in 2006. Management believes that the new products and branch locations complement the existing services offered to consumer and business customers and will allow us to expand our presence in our existing market area.

In September 2005, the Corporation approved the formation of Stewardship Realty LLC as a subsidiary of Atlantic Stewardship Bank. On September 30, 2005, Stewardship Realty LLC closed on the purchase of property adjacent from the main office at 612 Godwin Avenue, Midland Park, Bergen County, New Jersey. Upon obtaining all appropriate approvals, this property will eventually provide a new office building and will allow for future office expansion needs of the Corporation.

Results of Operations
---------------------
Nine Months Ended September 30, 2005 and 2004
---------------------------------------------

General
-------

The Corporation reported net income of $3.3 million, or $0.69 diluted earnings per share for the nine months ended September 30, 2005, compared to $2.8 million, or $0.59 diluted earnings per share for the same period in 2004. The $484,000 increase was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan loss.

Net interest income
-------------------

Net interest income increased by $1.4 million, or 11.9%, for the nine months ended September 30, 2005 as compared with the corresponding period in 2004. The increase was primarily due to an increase in average net interest-earning assets and an increase in the net interest margin.

Total interest income on a tax equivalent basis increased by $2.5 million, or 15.9%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. An increase in yields in the loan portfolio and continued growth in loans helped attribute to tax equivalent yields on interest earning assets increasing 32 basis points from 5.57% for the nine months ended September 30, 2004 to 5.89% for the same period in 2005. The average balance of interest-earning assets increased by $36.5 million, or 9.6%, from $380.8 million for the nine months ended September 30, 2004 to $417.3 million for the same period in 2005. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $38.9 million to an average of $309.7 million for the nine months ended September 30, 2005, from an average of $270.8 million for the comparable period in 2004. Taxable investment securities decreased by $6.6 million to an average of $79.3 million as the Corporation redeployed payments on these assets into its lending portfolio.

Interest paid on deposits and borrowed money increased by $1.1 million, or 30.8%, due to an increase in deposits, an increase in rates paid on certain deposit products, and a shift into higher yielding deposit products. The average balance of total interest-bearing deposits and borrowed money increased to $320.1 million for the nine months ended September 30, 2005 from $292.5 million for the comparable 2004 period, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money increased from 1.63% for the nine month period ended September 30, 2004 to 1.96% for the comparable period in 2005.

The following table reflects the components of the Corporation's net interest income for the nine months ended September 30, 2005 and 2004 including: (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                   Analysis of Net Interest Income (Unaudited)

                     For the Nine Months Ended September 30,

                                                                   2005                                      2004
                                                   --------------------------------------     -------------------------------------
                                                                                  Average                                   Average
                                                                 Interest          Rates                   Interest          Rates
                                                    Average       Income/         Earned/     Average       Income/         Earned/
                                                    Balance       Expense          Paid       Balance       Expense          Paid
                                                    -------       -------          ----       -------       -------          ----
                                                                                (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                          $309,682      $ 15,268          6.59%     $270,824      $ 12,741          6.28%
Taxable investment securities (1)                    79,347         2,259          3.81        85,936         2,365          3.68
Tax-exempt investment securities (1) (2)             19,349           658          4.55        20,301           726          4.78
Other interest-earning assets                         8,923           202          3.03         3,737            36          1.29
                                                   --------      --------                    --------      --------
Total interest-earning assets                       417,301        18,387          5.89       380,798        15,868          5.57
                                                                 --------                                  --------

Non-interest-earning assets:
Allowance for loan losses                            (3,530)                                   (3,031)
Other assets                                         27,276                                    23,842
                                                   --------                                  --------
Total assets                                       $441,047                                  $401,609
                                                   ========                                  ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                   $135,276      $  1,128          1.11%     $121,918      $    571          0.63%
Savings deposits                                     49,039           217          0.59        49,085           268          0.73
Time deposits                                       108,454         2,457          3.03        92,265         1,860          2.69
Repurchase agreements                                 2,784            53          2.55         2,974            26          1.17
FHLB Borrowing                                       17,293           461          3.56        18,964           488          3.44
Subordinated debenture                                7,258           365          6.72         7,260           365          6.72
                                                   --------      --------                    --------      --------
Total interest-bearing liabilities                  320,104         4,681          1.96       292,466         3,578          1.63
                                                                 --------                                  --------
Non-interest-bearing liabilities:
Demand deposits                                      86,769                                    79,117
Other liabilities                                     2,260                                     1,991
Stockholders' equity                                 31,914                                    28,035
                                                   --------                                  --------
Total liabilities and stockholders' equity         $441,047                                  $401,609
                                                   ========                                  ========

Net interest income (taxable equivalent basis)                   $ 13,706                                  $ 12,290
Tax equivalent adjustment                                            (211)                                     (225)
                                                                 --------                                  --------
Net interest income                                                13,495                                    12,065
                                                                 ========                                  ========

Net interest spread (taxable equivalent basis)                                     3.94%                                     3.93%
                                                                                   ====                                      ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                            4.39%                                     4.31%
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

The provision charged to operations totaled $450,000 and $390,000 during the nine months ended September 30, 2005 and 2004, respectively. The increase in the provision was primarily due to the continued growth in the loan portfolio. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased by $371,000, or 18.3%, from $2.0 million for the nine month period ended September 30, 2004 to $2.4 million for the comparable period in 2005. Deposit related fees increased by $157,000 for the nine month period ended September 30, 2005 due to increases in income derived from the merchant credit card processing program, overdraft and return item fees and ATM interchange income. Gains on sales of mortgage loans improved by $70,000 compared to the first nine months of 2004 due to an increase in the volume of loans originated for sale. An increase in the cash surrender value of bank owned life insurance, purchased in the second quarter of 2005, provided $132,000 in noninterest income for the nine month period ended September 30, 2005.

Noninterest expense
-------------------

Noninterest expense increased by approximately $1.0 million, or 11.1%, to $10.3 million for the nine months ended September 30, 2005, compared to $9.3 million in 2004. Salaries and employee benefits, the major component of noninterest expense, increased by $405,000, or 9.7%, during the nine months ended September 30, 2005. This increase was due to general increases for merit and performance and increases in benefit related expenses. Advertising expense increased by $123,000 to support the new product offerings and the Bank's 20 year anniversary celebration. Merchant processing and bank-card related services increased by $142,000, or 18.1%, due to growth in the number of merchants being processed and due to increases in the number of outstanding debit and credit cards. Miscellaneous expenses increased by $117,000, or 8.4% as a result of the general growth of the Corporation and an increase in consulting expenses. The Corporation hired an outside consulting firm to work with management in the documentation of internal controls. This will help in the future compliance with Sarbanes Oxley Section 404 which requires management to document and assess the adequacy of internal controls.

Income taxes
------------

Income tax expense totaled $1.8 million for the nine months ended September 30, 2005, for an effective tax rate of 35.6%. For the nine months ended September 30, 2004, income tax expense totaled $1.6 million, for an effective tax rate of 36.3%.

Results of Operations
---------------------
Three Months Ended September 30, 2005 and 2004
----------------------------------------------

General
-------

The Corporation reported net income of $1.2 million, or $0.24 diluted earnings per share for the three months ended September 30, 2005, compared to $1.0 million, or $0.21 diluted earnings per share for the same period in 2004. The $145,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income
-------------------

Net interest income increased by $443,000, or 10.6%, for the three months ended September 30, 2005 as compared with the corresponding period in 2004. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased by $1.1 million, or 21.3%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the loan and investment portfolio and a shift in assets into loans, tax equivalent yields on interest earning assets increased by 35 basis points from 5.58% for the three months ended September 30, 2004 to 5.93% for the same period in 2005. The average balance of interest-earning assets increased by $53.1 million, or 13.8%, from $383.3 million for the three months ended September 30, 2004 to $436.4 million for the same period in 2005, primarily caused by strong loan demand. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $43.5 million to an average of $321.2 million for the three months ended September 30, 2005, from an average of $277.7 million for the comparable period in 2004. Other interest-earning assets increased from an average of $9.6 million to $12.1 million for the period ended September 30, 2005.

Interest paid on deposits and borrowed money increased by $709,000, or 62.4%, due primarily to an increase in deposits, increases in rates paid on deposits and a shift in deposit mix toward higher yield term deposits. The effects of the rising interest rate environment and the flattening yield curve has required the Corporation to provide a competitive time deposit product. The Power Flex Certificate of Deposit has allowed the organization to remain competitive with its peers and maintain adequate funding for the loan portfolio. The average balance of total interest-bearing deposits and borrowed money increased to $337.7 million for the three months ended September 30, 2005 from $291.6 million for the comparable 2004 period, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money increased from 1.55% for the three month period ended September 30, 2004 to 2.17% for the comparable period in 2005.

The following table reflects the components of the Corporation's net interest income for the three months ended September 30, 2005 and 2004 including: (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                   Analysis of Net Interest Income (Unaudited)

                    For the Three Months Ended September 30,

                                                                   2005                                      2004
                                                   --------------------------------------     -------------------------------------
                                                                                  Average                                   Average
                                                                 Interest          Rates                   Interest          Rates
                                                    Average       Income/         Earned/     Average       Income/         Earned/
                                                    Balance       Expense          Paid       Balance       Expense          Paid
                                                    -------       -------          ----       -------       -------          ----
                                                                                (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                          $321,177      $  5,399          6.67%     $277,675      $  4,358          6.24%
Taxable investment securities (1)                    84,136           817          3.85        83,117           778          3.72
Tax-exempt investment securities (1) (2)             18,999           210          4.39        20,000           232          4.61
Other interest-earning assets                        12,081           101          3.32         2,524            11          1.73
                                                   --------      --------                    --------      --------
Total interest-earning assets                       436,393         6,527          5.93       383,316         5,379          5.58
                                                                 --------                                  --------

Non-interest-earning assets:
Allowance for loan losses                            (3,670)                                   (3,112)
Other assets                                         28,572                                    24,237
                                                   --------                                  --------
Total assets                                       $461,295                                  $404,441
                                                   ========                                  ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                   $136,384      $    411          1.20%     $122,578      $    182          0.59%
Savings deposits                                     47,732            71          0.59        50,606            77          0.61
Time deposits                                       128,201         1,079          3.34        91,168           590          2.57
Repurchase agreements                                 2,480            20          3.20         2,431             9          1.47
FHLB Borrowing                                       15,648           143          3.63        17,563           158          3.58
Subordinated debenture                                7,258           122          6.67         7,259           121          6.63
                                                   --------      --------                    --------      --------
Total interest-bearing liabilities                  337,703         1,846          2.17       291,605         1,137          1.55
                                                                 --------                                  --------
Non-interest-bearing liabilities:
Demand deposits                                      88,206                                    82,072
Other liabilities                                     2,512                                     2,063
Stockholders' equity                                 32,874                                    28,701
                                                   --------                                  --------
Total liabilities and stockholders' equity         $461,295                                  $404,441
                                                   ========                                  ========

Net interest income (taxable equivalent basis)                   $  4,681                                  $  4,242
Tax equivalent adjustment                                             (67)                                      (71)
                                                                 --------                                  --------
Net interest income                                                 4,614                                     4,171
                                                                 ========                                  ========

Net interest spread (taxable equivalent basis)                                     3.77%                                     4.03%
                                                                                   ====                                      ====

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                            4.27%                                     4.40%
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

The provision charged to operations totaled $150,000 for both of the three months ended September 30, 2005 and 2004. See "Asset Quality" section for summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased by $180,000, or 26.7%, from $674,000 for the three month period ended September 30, 2004 to $854,000 for the comparable period in 2005. Deposit related fees increased by $68,000 for the three month period ended September 30, 2005 compared to the same period for 2004 due to an increase in overdraft fee income and income derived from the merchant credit card processing program. Gains on sales of mortgage loans increased by $36,000 due to the increase in the volume of loans originated and sold during the quarter ended September 30, 2005. Income on bank owned life insurance in the amount of $77,000 was earned for the three months ended September 30, 2005.

Noninterest expense
-------------------

Noninterest expense increased by approximately $455,000, or 14.7%, to $3.6 million for the three months ended September 30, 2005, compared to $3.1 million for the same 2004 period. Salaries and employee benefits, the major component of noninterest expense, increased by $163,000, or 11.4%, during the three months ended September 30, 2005. This increase was due to general increases for merit and performance and increases in benefit related expenses. Charitable contributions increased by $75,000 due to the Bank's tithing program. The tithing program commits the Bank to donate 10% of taxable income to charities during each year. Miscellaneous expenses increased $72,000, or 16.4% as a result of the general growth of the Corporation and increases in consulting expense due to compliance with Sarbanes Oxley.

Income taxes
------------

Income tax expense totaled $607,000 for the three months ended September 30, 2005, for an effective tax rate of 34.4%. For the three months ended September 30, 2004, income tax expense totaled $584,000, for an effective tax rate of 36.5%. The effective tax rate has decreased due to a slight change in the mix of taxable versus nontaxable earning assets and the income derived from the bank owned life insurance that is earned on a tax exempt basis.

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

                                            09/30/05    06/30/05    03/31/05    12/31/04
                                            --------    --------    --------    --------
                                                       (Dollars in Thousands)
Nonaccrual loans: (1)                        $  316      $  202      $  270      $  262
Loans past due 90 days or more: (2)              26           7           7         947
Restructured loans:                              --          --          --         215
                                             ------      ------      ------      ------
     Total nonperforming loans               $  342      $  209      $  277      $1,424
                                             ======      ======      ======      ======

Allowance for loan losses                    $3,714      $3,570      $3,438      $3,299
                                             ======      ======      ======      ======

Nonaccrual loans to total loans                0.10%       0.06%       0.09%       0.09%
Nonperforming loans to total loans             0.10%       0.07%       0.09%       0.48%
Nonperforming loans to total assets            0.07%       0.05%       0.07%       0.34%
Allowance for loan losses to total loans       1.14%       1.13%       1.13%       1.11%

(1) Generally represents loans to which the payments of interest or principal are in arrears for a period of more than 90 days. Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period.

(2) Represents loans to which payments of interest or principal are contractually considered past due 90 days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

There were no loans at September 30, 2005 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 2005.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital, however, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2005 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at September 30, 2005.

                                             Required      Actual       Excess
                                             --------      ------       ------
Risk-based Capital
      Tier 1                                   4.00%       11.58%        7.58%
      Total                                    8.00%       12.64%        4.64%
      Leverage Ratio                           4.00%        8.81%        4.81%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2005, the Corporation has outstanding loan commitments of $31.4 million and unused lines and letters of credit totaling $96.8 million. Certificates of deposit scheduled to mature in one year or less, at September 30, 2005, totaled $43.3 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased by $1.9 million during the first nine months of 2005. Net investing activities used $48.9 million, partially offset by operating and financing activities providing $1.3 million and $45.7 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                        Stewardship Financial Corporation


Date: November 14, 2005                 By: /s/ Paul Van Ostenbridge
      -----------------                     ------------------------------------
                                                Paul Van Ostenbridge
                                                President and Chief Executive
                                                  Officer
                                                (authorized officer on behalf
                                                 of registrant)


Date: November 14, 2005                 By: /s/ Julie E. Holland
      -----------------                     ------------------------------------
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