Form 10-K
period 2005-12-31
STEWARDSHIP FINANCIAL CORP
filed 2006-03-31
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                 22-3351447
    -----------------------------------               ---------------------
        (State of other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

    630 Godwin Avenue, Midland Park, NJ                          07432
   --------------------------------------------              --------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                  Yes ( ) No (X)

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )   Accelerated filer ( )   Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2005 was $ 64,818,000.

As of March 13, 2006 4,759,527 shares of the registrant's common stock were outstanding, net of treasury stock.

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

Item 10   Directors and Executive        Proxy Statement for 2006 Annual Meeting
          Officers of the Company;       of Shareholders under the caption,
          Compliance with Section        "Proposal I - Election of Directors" and
          16(a) of the Exchange Act      "Compliance with Section 16(a) Beneficial
                                         Ownership Reporting," to be filed no
                                         later than April 30, 2006.

Item 11   Executive Compensation         Proxy Statement for 2006 Annual Meeting
                                         of  Shareholders under the captions,
                                         "Compensation of Executive Officers"
                                         and "Annual Management Compensation
                                         and All Other Compensation," to be filed
                                         no later than April 30, 2006.

Item 12   Security Ownership of          Proxy Statement for 2006 Annual Meeting
          Certain Beneficial Owners      of Shareholders under the caption, "Stock
          and Management                 Ownership of Management and Principal
                                         Shareholders," to be filed no later
                                         than April 30, 2006.

Item 13   Certain Relationships and      Proxy Statement for 2006 Annual Meeting
          Related Transactions           of Shareholders under the caption, "Certain
                                         Relationships and Related Transactions,"
                                         to be filed no later than April 30, 2006.

Item 14   Principal Accountant           Proxy Statement for 2006 Annual Meeting
          Fees and Services              of Shareholders under the Caption, "Fees
                                         Billed by KPMG During Fiscal 2005 and
                                         Fiscal 2004," to be filed no later than
                                         April 30, 2006.

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

      The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its nine branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 1111 Goffle Road, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 2 Changebridge Road, Montville, New Jersey, 249 Newark Pompton Turnpike, Pequannock, New Jersey, 64 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 400 Hamburg Turnpike, Wayne, New Jersey and 311 Valley Road, Wayne, New Jersey. The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite ATM in the Christian Health Care
Center, Wyckoff, New Jersey and in our former branch location at 30 Franklin Turnpike, Waldwick, New Jersey.

      The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432, and the telephone number is (201) 444-7100. Stewardship Investment Corp. is a wholly-owned non-bank subsidiary of the Bank, whose primary business is to own and manage the Bank's investment portfolio. Stewardship Realty, LLC, formed in September 2005, is a subsidiary of the Bank, whose primary business is to own and manage a newly acquired property at 612 Godwin Avenue, Midland Park, New Jersey. In addition to the Bank, in 2003, the Corporation formed a second subsidiary, Stewardship Statutory Trust I for the purpose of issuing trust preferred securities.

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

Service Area

      The Corporation's service area primarily consists of the Bergen, Passaic and Morris County, New Jersey market, although the Corporation makes loans throughout New Jersey. The Corporation operates its main office in Midland Park, New Jersey and nine existing branch offices in Hawthorne, Montville, Ridgewood, Waldwick, Wayne and Pequannock, New Jersey.

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

Employees

      At December 31, 2005, the Corporation employed 100 full-time employees and 34 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

      CHECK CLEARING FOR THE 21ST CENTURY ACT. ("Check 21 Act") Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check 21 Act. The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2005.

      To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check . The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments to Regulation CC also clarify some existing provisions of the rule and commentary.

      USA PATRIOT ACT OF 2001. ("Patriot Act") - On October 26, 2001, the Patriot Act was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Item 1A. Risk Factors

Investments in the common stock of Stewardship Financial Corporation involve risk. The following discussion highlights the risks management believes are material for our Corporation, but does not necessarily include all risks that we may face.

Our operations are subject to interest rate risk and changes in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse affect on our business, financial condition and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of governmental and regulatory agencies such as the Federal Reserve Bank. Changes in monetary policy and interest rates can also adversely affect our ability to originate loans and deposits, fair value of financial assets and liabilities, and the average duration of our assets and liabilities.

Our allowance for loan losses may be insufficient.

There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to mitigate and manage credit risk through prudent loan underwriting and approval procedures, monitoring of loan concentrations and periodic independent review of outstanding loans. We cannot be assured that these procedures will reduce credit risk inherent in the business.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and assets serving as collateral for loan repayments. In determining the size of our allowance for loan loss, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our portfolio. Significant additions to our allowance for loan losses would materially decrease our net income.

Our profitability depends significantly on economic conditions. Our geographic concentration in northern New Jersey could be impacted by changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the state of New Jersey, and the Northern New Jersey area. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans.

Competition within the financial services industry could adversely affect our profitability.

We face strong competition from banks and other financial institutions and money market mutual funds and brokerage firms within the New York metropolitan area. A number of these entities have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and suffer adverse consequences to the results of operations and financial condition.

Federal and State Regulations could restrict our business and non-compliance would result in penalties, litigation and damage to our reputation

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the State of New Jersey. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. Changes to statutes, regulations, regulatory policies, and interpretations of policies and regulations could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have polices and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

A breach of information security or compliance breach by one of our vendors could negatively affect our reputation and business.

We rely upon a variety of computing platforms and networks over the internet for the purpose of data processing, communication and information exchange. Despite the safeguards instituted by management, such systems are susceptible to a breach of security. In addition, we rely on the service of a variety of third-party vendors to meet our processing needs. If confidential information is compromised, financial losses, costs and damages could occur. Such costs and or losses could materially affect our earnings. In addition the negative affect on our reputation could affect our ability to deliver products and services successfully to new and existing customers.

The trading volume of our stock remains low which could impact stock prices.

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder's investment may be subject to decreases due to the volatility of the price of our common stock which trades over the counter on the NASDAQ Bulletin Board.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

      o     actual or anticipated fluctuation in operating results;

      o     changes in interest rates;

      o     changes in legal or regulatory environment;

      o     press releases, publicity, or announcements;

      o     changes in expectation of our future financial performance;

      o     future sales of our common stock;

      o     changes in economic conditions; and

      o     other developments affecting our corporation or our competitors

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

We may not be able to pay dividends in the future in accordance with past practice.

The Corporation has traditionally paid a quarterly dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation's earnings, capital requirements, financial condition and other factors considered relevant by the Corporation's Board of Directors.

Item 2.  Properties

      The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its nine branch offices. The property located in Wyckoff, New Jersey has been leased for a future branch location, pending regulatory and local zoning approval. The Corporation purchased property located at 612 Godwin Avenue to be used for future administrative offices, pending the obtainment of all appropriate approvals. The following table sets forth certain information regarding the Corporation's properties as of December 31, 2005.

                                     Leased                  Date of Lease
Location                            or Owned                  Expiration
--------                            --------                  ----------

612 Godwin Avenue                     Owned                       ---
Midland Park, NJ

630 Godwin Avenue                     Owned                       ---
Midland Park, NJ

386 Lafayette Avenue                  Owned                       ---
Hawthorne, NJ

1111 Goffle Road                      Leased                    05/31/06
Hawthorne, NJ

2 Changebridge Road                   Leased                    03/31/15
Montville, NJ

249 Newark Pompton Turnpike           Owned                        ---
Pequannock, NJ

190 Franklin Avenue                   Leased                    09/30/07
Ridgewood, NJ

30 Franklin Turnpike                  Leased                    02/28/07
Waldwick, NJ

64 Franklin Turnpike                  Owned                        ---
Waldwick, NJ

87 Berdan Avenue                      Leased                    06/30/09
Wayne, NJ

311 Valley Road                       Leased                    11/30/08
Wayne, NJ

400 Hamburg Turnpike                  Leased                    04/30/14
Wayne, New Jersey

378 Madison Avenue                    Leased                    04/25/25
Wyckoff, New Jersey

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

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2005.

                                     Part II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The Company's Common Stock trades on the OTC Bulletin Board under the symbol "SSFN". As of December 31, 2005, there were 955 shareholders of record of the Common Stock.

      The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board for the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2004 and 2003, respectively, and a 3 for 2 stock split that occurred in July 2003.

                                              Bid
                                     ----------------------
                                                                        Cash
                                      High             Low            Dividend
                                      ----             ---            --------

Year Ended December 31, 2005
Fourth quarter                       $15.50           $13.75            $0.07
Third quarter                         17.14            15.00             0.07
Second quarter                        17.07            13.50             0.06
First quarter                         15.00            12.57             0.06

Year Ended December 31, 2004
Fourth quarter                       $16.49           $14.53            $0.06
Third quarter                         16.36            15.78             0.06
Second quarter                        16.53            15.14             0.05
First quarter                         17.01            14.65             0.05

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

      During fiscal 2005, the Corporation paid quarterly cash dividends totaling $0.26 per share for an annual dividend payout ratio of 27.8%. During fiscal 2004, the Corporation paid quarterly cash dividends totaling $0.22 per share for an annual dividend payout ratio of 26.5%.

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2005 is as follows:

                           Total                       Total Number of       Approximate Dollar Value
                         Number of      Average      Shares Purchased as    of Shares that May Yet Be
                          Shares       Price Paid     Part of Publicly         Purchased Under the
                         Purchased     per Share       Announced Plans          Plans or Programs
Period                      (1)           (2)            or Programs                  ($000)
-----------------------------------------------------------------------------------------------------
12/1/05 -
12/31/05                  39,960        $14.04               ---                        ---
-----------------------------------------------------------------------------------------------------

(1) Such shares were purchased in three separate transactions as follows: 16,000 shares under a private repurchase, 20,500 shares under a private repurchase, and 3,460 in an open market purchase. All of such shares were converted into treasury shares.

(2) Average price does not include transaction costs.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is incorporated by reference from page A-15 of the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

      Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders under the caption "Proposal I- Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption "Compliance with Section 16(a) Beneficial Ownership Reporting," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Code of Ethics

      The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation's Code of Ethical Conduct for Senior Financial Managers is posted on its website, www.asbnow.com. The Corporation intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K and by posting such information on its website.

Audit Committee and Audit Committee Financial Expert

      The members of our audit committee as of December 31, 2005 were Harold Dyer (Chairman), John L. Steen, Michael Westra and Howard Yeaton. The Audit Committee determined that Michael Westra and Howard Yeaton were "audit committee financial experts" as defined by the Securities and Exchange Commission. All members of our audit committee are "independent" for purposes of Rule 42000(a)(15) of NASD's listing standards.

Item 11 - Executive Compensation

      Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders under the captions "Executive Compensation and All Other Compensation," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2005:

                      Equity Compensation Plan Information

                                                                                                       Number of
                                                                                                      securities
                                                                                                       remaining
                                                                                                     available for
                                             Number of securities                                   future issuance
                                              to be issued upon                                      under equity
                                                 exercise of          Weighted-average exercise    compensation plans
                                             outstanding options,   price of outstanding options,      (excluding
                                             warrants and rights       warrants and rights (b)     securities reflected
                                             -------------------       -----------------------      in column (a)) (c)
                                                     (a)                                            ------------------
                                                     ---
Equity compensation plans approved
by security holders                                115,769                      6.76                      322,342

Equity compensation plans not
approved by security holders                             0                      0.00                      556,789

Total                                              115,769                      6.76                      879,131

      The equity compensation plans not approved by security holders are the Stock Bonus Plan and the Directors Stock Plan. The Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation. The Corporation has not granted shares under this plan since 1998. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors' fees in shares of the Corporation's common stock, rather than in cash. The Corporation issued 2,189 shares during 2005.

      Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Principal Shareholders," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 13 - Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 14  -  Principal Accountant Fees and Services

      Information concerning principal accountant fees and services will be included in the definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders under the caption "Fees Billed by KPMG During Fiscal 2005 and Fiscal 2004," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Part IV

Item 15  -  Exhibits, Financial Statement Schedules

      (a) Exhibits

Exhibit
Number             Description of Exhibits
------             -----------------------

3(i)                      Certificate of Incorporation of the Corporation (1)
3(ii)                     Bylaws of the Corporation (1)
10(i)                     1995 Incentive Stock Option Plan (1)
10(ii)                    1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)                   1995 Employee Stock Purchase Plan (2)
10(iv)                    Stock Bonus Plan (2)
10(v)                     Stewardship Financial Corporation Dividend
                          Reinvestment Plan (3)
10(vi)                    Stewardship Financial Corporation Director Stock Plan
                          (4)
10(vii)                   Amended and Restated 1995 Stock Option Plan (5)
10(viii)                  Amended and Restated Director Stock Plan (5)
10(ix)                    Dividend Reinvestment Plan (6)
10(x)                     2001 Stock Option Plan for Non-Employee Directors (7)
13                        Annual Report to Shareholders for the year ended
                          December 31, 2005
21                        Subsidiaries of the Registrant
23                        Consent of KPMG LLP
31.1                      Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                      Certification of Vice President, Accounting pursuant
                          to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                      Certification of Chief Executive Officer and Vice
                          President, Accounting pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------
(1) Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation's
      Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

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

                              STEWARDSHIP FINANCIAL CORPORATION


                              By:     /s/  Paul Van Ostenbridge
                                 -----------------------------------------
                                                Paul Van Ostenbridge
                                                Chief Executive Officer
                                                Dated:  March 31, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                         Title                                   Date
               ----                                         -----                                   ----
         /s/  Paul Van Ostenbridge                Chief Executive Officer                     March 31, 2006
      -----------------------------------         (Principal Executive Officer)
      Paul Van Ostenbridge

         /s/  Julie E. Holland                    Senior Vice President, Accounting           March 31, 2006
      -----------------------------------         (Principal Financial
      Julie E. Holland                            Officer and Principal
                                                  Accounting Officer)


         /s/  Harold Dyer                         Director                                    March 31, 2006
      -----------------------------------
      Harold Dyer

         /s/  William Hanse                       Director                                    March 31, 2006
      -----------------------------------
      William Hanse

         /s/  Margo Lane                          Director                                    March 31, 2006
      -----------------------------------
      Margo Lane

         /s/  Arie Leegwater                      Chairman of the Board                       March 31, 2006
      -----------------------------------
      Arie Leegwater

         /s/  John L. Steen                       Director                                    March 31, 2006
      -----------------------------------
      John L. Steen

         /s/  Robert Turner                       Secretary and Director                      March 31, 2006
      -----------------------------------
      Robert Turner

         /s/  William J. VanderEems               Director                                    March 31, 2006
      -----------------------------------
      William J. VanderEems

         /s/   Abe Van Wingerden                  Vice Chairman of the Board                  March 31, 2006
      ----------------------------------
      Abe Van Wingerden

        /s/  Michael Westra                       Director                                    March 31, 2006
      -----------------------------------
      Michael Westra

         /s/  Howard Yeaton                       Director                                    March 31, 2006
      -----------------------------------
      Howard Yeaton