Form 10-Q
period 2006-03-31
STEWARDSHIP FINANCIAL CORP
filed 2006-05-15
CIK 1023860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

(  )     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

Large accelerated filer[_]    Accelerated filer [_]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The number of shares outstanding, net of treasury stock, of the Issuer's Common Stock, no par value, as of May 5, 2006 was 4,759,295.

                        Stewardship Financial Corporation

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  -  CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1  -   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at March 31, 2006 (Unaudited) and December 31, 2005 ...............1

         Consolidated Statements of Income for the Three
         Months ended March 31, 2006 and 2005 (Unaudited) ..................2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2006 and 2005 (Unaudited) ..................3

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended  March 31, 2006 and
         2005 (Unaudited) ..................................................4

         Notes to Consolidated Financial Statements (Unaudited) .......5 - 11

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS .........................................12 - 20

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURE
                   ABOUT MARKET RISK ......................................20

ITEM 4 -    CONTROLS AND PROCEDURES .......................................20

PART II  -  OTHER INFORMATION
------------------------------

ITEM 1A.  RISK FACTORS ....................................................21

ITEM 6 - EXHIBITS .........................................................21

SIGNATURES ................................................................22
---------

EXHIBIT INDEX .........................................................23 -26
-------------

                Stewardship Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                     March 31,       December 31,
                                                                       2006              2005
                                                                   -------------------------------
Assets

Cash and due from banks                                            $   10,907,000   $   13,158,000
Other interest-earning assets                                             239,000          870,000
                                                                   -------------------------------
       Cash and cash equivalents                                       11,146,000       14,028,000


Securities available for sale                                          63,124,000       64,167,000
Securities held to maturity; estimated fair value
    of $35,708,000 (2006) and $37,475,000 (2005)                       36,117,000       37,817,000
FHLB--NY stock, at cost                                                 1,678,000        1,939,000
Loans, net of allowance for loan losses of
    of $ 3,920,000 (2006) and $3,847,000 (2005)                       341,841,000      341,976,000
Mortgage loans held for sale                                              521,000        2,041,000
Premises and equipment, net                                             6,656,000        6,464,000
Accrued interest receivable                                             2,422,000        2,432,000
Intangible assets, net of accumulated amortization of
    $620,000 (2006) and $610,000 (2005)                                   130,000          140,000
Bank owned life insurance                                               8,290,000        8,210,000
Other assets                                                            4,640,000        3,513,000
                                                                   -------------------------------

       Total assets                                                $  476,565,000   $  482,727,000
                                                                   ===============================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                            $   90,786,000   $   93,924,000
    Interest-bearing                                                  309,771,000      310,204,000
                                                                   -------------------------------

        Total deposits                                                400,557,000      404,128,000

Other borrowings                                                       24,693,000       30,486,000
Subordinated debentures                                                 7,217,000        7,217,000
Securities sold under agreements to repurchase                          6,106,000        4,731,000
Accrued expenses and other liabilities                                  3,841,000        2,781,000
                                                                   -------------------------------

        Total liabilities                                             442,414,000      449,343,000
                                                                   ---------------------------------


Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
     4,787,889  shares issued and outstanding at March 31, 2006
    and December 31, 2005.                                             28,228,000       28,211,000
Treasury stock, 28,981 and 39,581 shares outstanding at
    March 31, 2006 and December 31, 2005, respectively                   (411,000)        (556,000)
Retained earnings                                                       7,377,000        6,647,000
Accumulated other comprehensive loss                                   (1,043,000)        (918,000)
                                                                   -------------------------------

        Total stockholders' equity                                     34,151,000       33,384,000
                                                                   -------------------------------

        Total liabilities and stockholders' equity                 $  476,565,000   $  482,727,000
                                                                   ===============================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                      2006             2005
                                                                 -------------------------------
Interest income:
     Loans                                                       $    5,974,000   $    4,787,000
     Securities held to maturity
       Taxable                                                          241,000          224,000
       Non-taxable                                                      118,000          144,000
     Securities available for sale
       Taxable                                                          637,000          500,000
       Non-taxable                                                        7,000            8,000
     Other interest-earning assets                                        7,000           26,000
                                                                 -------------------------------
          Total interest income                                       6,984,000        5,689,000
                                                                 -------------------------------

Interest expense:
     Deposits                                                         1,777,000          975,000
     Borrowed money                                                     530,000          312,000
                                                                 -------------------------------
          Total interest expense                                      2,307,000        1,287,000
                                                                 -------------------------------

Net interest income before provision for loan losses                  4,677,000        4,402,000
Provision for loan losses                                                50,000          150,000
                                                                 -------------------------------
Net interest income after provision for loan losses                   4,627,000        4,252,000
                                                                 -------------------------------

Noninterest income:
     Fees and service charges                                           695,000          585,000
     Bank owned life insurance                                           80,000               --
     Gain on sales of mortgage loans                                     50,000           18,000
     Miscellaneous                                                       45,000           46,000
                                                                 -------------------------------
           Total noninterest income                                     870,000          649,000
                                                                 -------------------------------

Noninterest expenses:
     Salaries and employee benefits                                   1,621,000        1,438,000
     Occupancy, net                                                     314,000          251,000
     Equipment                                                          242,000          193,000
     Data processing                                                    294,000          271,000
     Advertising                                                         87,000          131,000
     FDIC insurance premium                                              13,000           12,000
     Amortization of intangible assets                                   10,000           10,000
     Charitable contributions                                           181,000          165,000
     Stationery and supplies                                             76,000           70,000
     Merchant processing                                                242,000          170,000
     Bank-card related services                                         121,000          105,000
     Miscellaneous                                                      577,000          499,000
                                                                 -------------------------------
          Total noninterest expenses                                  3,778,000        3,315,000
                                                                 -------------------------------

Income before income tax expense                                      1,719,000        1,586,000
Income tax expense                                                      610,000          582,000
                                                                 -------------------------------
Net income                                                       $    1,109,000   $    1,004,000
                                                                 ===============================

Basic earnings per share                                                  $0.23            $0.21
                                                                 ===============================
Diluted earnings per share                                                $0.23            $0.21
                                                                 ===============================

Weighted average number of common shares outstanding                  4,754,856        4,722,439
                                                                 ===============================
Weighted average number of diluted common
     shares outstanding                                               4,809,776        4,783,456
                                                                 ================================

Share data has been restated to reflect a 4 for 3 stock split that occurred July, 2005 and a 5% stock dividend paid November 15, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                          2006             2005
                                                                       ----------------------------
Cash flows from operating activities:
Net income                                                             $  1,109,000    $  1,004,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment             178,000         168,000
        Amortization of premiums and accretion of discounts, net             79,000         117,000
        Accretion of deferred loan fees                                     (29,000)        (45,000)
        Provision for loan losses                                            50,000         150,000
        Originations of mortgage loans held for sale                     (3,419,000)     (2,366,000)
        Proceeds from sale of mortgage loans                              4,989,000       1,722,000
        Gain on sale of loans                                               (50,000)        (18,000)
        Deferred income tax benefit                                         (10,000)        (60,000)
        Amortization of intangible assets                                    10,000           9,000
        Nonqualified stock option expense                                    17,000              --
        Increase in bank owned life insurance                               (80,000)             --
        Decrease (increase) in accrued interest receivable                   10,000         (42,000)
        Increase in other assets                                         (1,039,000)         (7,000)
        Increase in other liabilities                                     1,060,000         146,000
                                                                       ------------    ------------
                 Net cash provided by operating activities                2,875,000         778,000
                                                                       ------------    ------------

Cash flows from investing activities:
    Purchase of securities available for sale                            (2,093,000)       (962,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                                2,902,000       1,768,000
    Purchase of securities held to maturity                                (679,000)       (617,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                     2,331,000       1,422,000
    Purchase of FHLB-NY stock                                               261,000
    Net decrease (increase) in loans                                        114,000      (7,020,000)
    Additions to premises and equipment                                    (370,000)       (102,000)
                                                                       ------------    ------------
                 Net cash provided by (used in) investing activities      2,466,000      (5,511,000)
                                                                       ------------    ------------

Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                        (3,138,000)     (7,733,000)
     Net (decrease) increase in interest-bearing deposits                  (433,000)     11,781,000
     Net increase (decrease) in securities sold under agreements
         to repurchase                                                    1,375,000        (192,000)
     Net decrease in short term borrowings                               (5,400,000)     (7,500,000)
     Payments on long term borrowings                                      (393,000)       (381,000)
     Cash dividends paid on common stock                                   (379,000)       (303,000)
     Purchase of treasury stock                                            (103,000)             --
     Exercise of stock options                                                   --          10,000
     Issuance of common stock                                               248,000         194,000
                                                                       ------------    ------------
             Net cash used in financing activities                       (8,223,000)     (4,124,000)
                                                                       ------------    ------------

     Net decrease in cash and cash equivalents                           (2,882,000)     (8,857,000)
     Cash and cash equivalents - beginning                               14,028,000      24,792,000
                                                                       ------------    ------------
     Cash and cash equivalents - ending                                $ 11,146,000    $ 15,935,000
                                                                       ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                               1,980,000       1,323,000
     Cash paid during the year for income taxes                             200,000              --

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                        For the Period Ended March 31, 2006
                                     ---------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                           Common Stock            Treasury Stock          Retained        Loss,
                                      Shares         Amount     Shares        Amount       Earnings         Net          Total
                                     ---------------------------------------------------------------------------------------------
Balance -- January 1, 2006           4,787,889    $ 28,211,000    (39,581)    $ (556,000) $ 6,647,000   $ (918,000)  $ 33,384,000
Dividends Paid                              --              --         --             --     (379,000)          --       (379,000)
Common stock issued under Dividend
 Reinvestment Plan                                                 15,396        211,000                                  211,000
Common stock issued under stock plans                               2,574         37,000                                   37,000
Repurchase common stock                     --              --     (7,370)      (103,000)          --           --       (103,000)
Stock options earned                                    17,000                                                             17,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2006                 --              --         --             --    1,109,000           --      1,109,000
   Unrealized holding losses on
    securities available for sale
    arising during the period
    (net tax benefit of $78,000)            --              --         --             --           --     (125,000)      (125,000)
                                                                                                                     -------------
Total comprehensive income, net of tax                                                                                    984,000

                                     ---------------------------------------------------------------------------------------------
Balance -- March 31, 2006            4,787,889    $ 28,228,000    (28,981)    $ (411,000) $ 7,377,000  $ (1,043,000) $ 34,151,000
                                     =============================================================================================

                                                         For the Period Ended March 31, 2005
                                     -------------------------------------------------------------------------

                                                                                  Accumulated
                                                                                     Other
                                                                                 Comprehensive
                                           Common Stock           Retained           Loss,
                                      Shares          Amount       Earnings           Net            Total
                                     -------------------------------------------------------------------------
Balance -- January 1, 2005           3,365,983    $ 23,893,000   $ 6,746,000     $    (17,900)   $ 30,460,000
Dividends Paid                              --              --      (303,000)              --        (303,000)
Common stock issued uner Dividend
 Reinvestment Plan                       8,705         171,000                                        171,000
Common stock issued under stock plans    1,147          23,000            --               --          23,000
Exercise of stock options                1,104          10,000            --               --          10,000
Comprehensive income:
   Net income for the three months
       ended March 31, 2005                 --              --     1,004,000               --       1,004,000
   Unrealized holding losses on
    securities available for sale
    arising during the period
    (net tax benefit of $332,000)           --              --            --         (532,000)       (532,000)
                                                                                                 -------------
Total comprehensive income, net of tax                                                                472,000

                                     -------------------------------------------------------------------------
Balance -- March 31, 2005            3,376,939    $ 24,097,000   $ 7,447,000       $ (711,000)   $ 30,833,000
                                     =========================================================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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


Share-based Payment Cost

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") under the applied modified perspective method. With limited exceptions, SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and to recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Prior to the adoption of SFAS No. 123(R), and in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation accounted for share-based payments under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations.

At March 31, 2006, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, and Employee Stock Option Plan and a Stock Option Plan for Non-Employee Directors. The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation. The Corporation did not grant shares during the first quarter of 2005 or 2006.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors' fees in shares of the Corporation's common stock, rather than in cash. The Corporation recorded $16,000 and $5,000 in directors expense for the quarter ended March 31, 2006 and 2005, respectively.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors. There were no options granted during the quarters ended March 31, 2006 and 2005. Options outstanding as of March 31, 2006 were 72,370 shares with a weighted average exercise price of $6.33, a weighted average remaining contractual life of 2.74 years and an aggregate intrinsic value of $165,000. All options were fully vested as of December 31, 2005. There were no options exercised during the first quarter of 2006 and 1,545 shares exercised during the first quarter of 2005.

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Directors of the Corporation. In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $17,000 of director's compensation expense for share-based payments in the first quarter of 2006, with a related income tax benefit of $7,000. This expense relates to non-qualified stock options that were outstanding but not yet vested as of January 1, 2006. Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income before income tax expense, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

There was no activity in the Corporation's director stock option plan for the quarters ended March 31, 2006 and 2005. Options outstanding as of March 31, 2006 were 43,398 shares with a weighted average exercise price of $7.47, a weighted average remaining contractual life of 0.62 years and an aggregate intrinsic value of $136,000. As of March 31, 2006, there was approximately $7,000 of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over the next quarter.

The following table sets forth the pro forma net income and earnings per share for the first quarter of 2005 as if the fair value based method set forth in SFAS No. 123(R) had been applied to all share-based arrangements.

                                                            Three Months Ended
                                                              March 31, 2005
                                                              --------------

Net Income:
         Net income as reported                               $   1,004,000
         Stock-based compensation expense included in net
              Income, net of related tax effects                      5,000
         Total stock-based compensation expense determined
              Under fair value based method for all awards,
              Net of related tax effects                            (21,000)
                                                              -------------
         Pro forma net income                                 $     988,000
                                                              =============

Earnings per share:
         As reported basic earnings per share                 $        0.21
         As reported diluted earnings per share                        0.20
         Pro forma basic earnings per share                            0.20
         Pro form diluted earnings per share                           0.20

Share data has been restated to reflect a 4 for 3 stock dividend issued July, 2005 and a 5% stock dividend paid in November 15, 2005.

There were no stock options awarded during the first quarter of 2006 and 2005. The fair value of options granted for Directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                      Director             Director
                                    Stock Options       Stock Options
                                        2001                2005
                                        ----                ----

Dividend yield                           1.62%              1.79%
Expected volatility                     39.76%             33.19%
Risk-free interest rate                  6.65%              4.34%
Expected life                          7 years            5 years
Fair value at grant date               $ 2.94             $ 4.50

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3.   Securities Available for Sale

The following table sets forth the amortized cost and market value of the Corporation's securities available for sale as of March 31, 2006 and December 31, 2005. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at estimated fair value.

                                                              March 31, 2006
                                          -------------------------------------------------------
                                                             Gross         Gross
                                            Amortized     Unrealized    Unrealized      Market
                                               Cost          Gains        Losses        Value
                                          -------------------------------------------------------
    U.S. Treasury securities              $    500,000     $    --     $    2,000    $    498,000
    U.S. government-sponsored agencies      33,196,000          --         729,000     32,467,000
    Obligations of state and political
         subdivisions                        1,367,000          --          35,000      1,332,000
    Mortgage-backed securities              28,673,000       6,000         899,000     27,780,000
    Community Reinvestment Act Fund          1,083,000          --          36,000      1,047,000
                                          -------------------------------------------------------
                                          $ 64,819,000     $ 6,000     $ 1,701,000   $ 63,124,000
                                          =======================================================
                                                             December 31, 2005
                                          -------------------------------------------------------
                                                             Gross         Gross
                                            Amortized     Unrealized    Unrealized     Carrying
                                               Cost          Gains        Losses        Value
                                          -------------------------------------------------------
    U.S. Treasury securities              $    501,000     $    --      $    5,000   $    496,000
    U.S. government-sponsored agencies      33,140,000          --          662,000    32,478,000
    Obligations of state and political
         subdivisions                        2,068,000          --           37,000     2,031,000
    Mortgage-backed securities              28,880,000       8,000          777,000    28,111,000
    Community Reinvestment Act Fund          1,071,000          --           20,000     1,051,000
                                          -------------------------------------------------------
                                          $ 65,660,000     $ 8,000      $ 1,501,000  $ 64,167,000
                                          =======================================================

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

Note 4.   Securities Held to Maturity

The following table sets forth the carrying value and estimated market value of the Corporation's securities held to maturity as March 31, 2006 and December 31, 2005. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                              March 31, 2006
                                          -------------------------------------------------------
                                                             Gross         Gross      Estimated
                                             Carrying     Unrecognized  Unrecognized    Market
                                              Value          Gains        Losses        Value
                                          -------------------------------------------------------
    U.S. Treasury securities              $  1,003,000     $      --      $   3,000  $  1,000,000
    U.S. government-sponsored agencies      12,004,000            --        185,000    11,819,000
    Obligations of state and political
         subdivisions                       14,743,000        16,000        133,000    14,626,000
    Mortgage-backed securities               8,367,000        42,000        146,000     8,263,000
                                          -------------------------------------------------------
                                          $ 36,117,000     $  58,000      $ 467,000  $ 35,708,000
                                          =======================================================


                                                             December 31, 2005
                                          -------------------------------------------------------
                                                             Gross         Gross
                                             Carrying     Unrecognized  Unrecognized    Market
                                              Value          Gains        Losses        Value
                                          -------------------------------------------------------
    U.S. Treasury securities              $  1,004,000     $  2,000      $   1,000   $  1,005,000
    U.S. government-sponsored agencies      12,113,000        1,000        180,000     11,934,000
    Obligations of state and political
         subdivisions                       15,747,000       27,000        128,000     15,646,000
    Mortgage-backed securities               8,953,000       60,000        123,000      8,890,000
                                          -------------------------------------------------------
                                          $ 37,817,000     $ 90,000      $ 432,000   $ 37,475,000
                                          =======================================================

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

                                                 March 31,       December 31,
                                                   2006              2005
                                               --------------------------------

Mortgage
     Residential                             $    45,650,000   $    45,604,000
     Commercial                                  159,068,000       163,309,000
Commercial                                        68,592,000        65,011,000
Equity                                            19,270,000        20,271,000
Installment                                       53,157,000        51,540,000
Other                                                449,000           506,000
                                             ----------------------------------
        Total loans                              347,183,000       346,241,000
                                             ----------------------------------

Less:  Deferred loan fees                            425,000           418,000
       Allowance for loan losses                   3,920,000         3,847,000
                                             ----------------------------------
                                                   4,345,000         4,265,000
                                             ----------------------------------

        Loans, net                           $   341,841,000   $   341,976,000
                                             ==================================

Note 6.   Allowance for loan losses

                                               Three Months Ended March 31,
                                                 2006                2005
                                           -----------------------------------

Balance, beginning of period               $   3,847,000       $    3,299,000
Provision charged to operations                   50,000              150,000
Recoveries of loans charged off                   23,000                2,000
Loans charged off                                      -              (13,000)
                                           -----------------------------------

Balance, end of period                     $   3,920,000       $    3,438,000
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




                                                 March 31,         December 31,
                                                    2006                2005
                                                --------------------------------

Impaired loans
    With related allowance for loan losses      $      7,000       $    152,000
    Without related allowance for loan losses        177,000            320,000
                                                -------------      -------------
Total impaired loans                            $    184,000       $    472,000
                                                =============      =============

Related allowance for loan losses               $      7,000       $     29,000
                                                =============      =============

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 8.  Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." (SFAS No. 156). SFAS No. 156 requires the recognition of servicing assets or servicing liabilities each time an entity undertakes an obligation to service a financial asset; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and, permits an entity to choose either to (1) amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, (2) measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At its initial adoption, SFAS No. 156 permits a one-time reclassification of available for sale securities to trading securities provided that the available for sale securities are identified in some manner as offsetting exposure to changes in fair value of servicing assets or servicing liabilities subsequently being measured at fair value. SFAS No. 156 requires separate financial statement presentation of servicing assets and servicing liablities subsequently measured at fair value and requires additional disclosures for all separately recognized servicing assets and servicing liablilities. SFAS No. 156 is effective for the Corporation on January 1, 2007. The Corporation does not expect the adoption of SFAS No. 156 to have a significant impact on the consolidated financial statements, results of operation or liquidity of the Corporation.


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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                Three Months
                                                               Ended March 31,
                                                             2006          2005
                                                             ----          ----

Net income                                                  $1,109        $1,004

Weighted average common shares                               4,755         4,722
Effect of dilutive stock options                                55            61
                                                            ------        ------
Total weighted average common dilutive shares                4,810         4,783
Basic earnings per share                                    $ 0.23        $ 0.21
Diluted earnings per share                                  $ 0.23        $ 0.21

All share and per share amounts have been restated to reflect a 4 for 3 stock split issued July, 2005 and a 5% stock dividend paid November 15, 2005.

Note 10.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the three months ended March 31, 2006 and 2005 was $984,000 and $472,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Critical Accounting Policies and Estimates
------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by this report, contains a summary of the Corporation's significant accounting policies. Management also believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors periodically review this critical policy and its application.

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

Financial Condition
-------------------

Total assets decreased by $6.2 million, or 1.3%, from $482.7 million at December 31, 2005 to $476.6 million at March 31, 2006. Cash and cash equivalents decreased $2.9 million, securities held to maturity decreased $1.7 million and securities available for sale decreased $1.0 million. Net loans decreased $135,000, as a result of the Corporation selling participations totaling approximately $7.1 million of commercial mortgages. The proceeds from these loan participations and the principal payments in the investment portfolio were used to lower the Corporation's dependence on Federal Home Loan Bank borrowings. The composition of the loan portfolio is basically unchanged at March 31, 2006 when compared with the portfolio at December 31, 2005.

Deposits totaled $400.6 million at March 31, 2006, a decrease of $3.6 million, or 0.9%, from $404.1 million at December 31, 2005. Noninterest-bearing deposits decreased $3.1 million, or 3.3%, to $90.8 million at March 31, 2006 and interest-bearing deposits decreased $433,000, or 0.1%, to $309.8 million at March 31, 2006. The Corporation experienced a normal cyclical decline in the business checking products during the first quarter of 2006 and operated in an extremely competitive market for attracting deposits. The Corporation opened its tenth branch in Montville, Morris County, New Jersey in February 2006 and this new market is helping obtain a strong core deposit base.

The Corporation has received approvals to begin the building of our new Wyckoff branch, which is anticipated to open in the second quarter of 2007. The Corporation is also looking at several new deposit products for introduction in the second quarter to help provide attractive services to existing and new customers that will fund the loan growth anticipated in the second quarter of 2006. The challenges of the rising interest rate environment and the strong competitive market for deposits is expected to continue for the remainder of the year and will require the Corporation to continue to look at a blend of new deposit products and borrowings in order to fund the balance sheet.

Results of Operations
---------------------
Three Months Ended March 31, 2006 and 2005
------------------------------------------

General
-------

The Corporation reported net income of $1.1 million, or $0.23 diluted earnings per share for the three months ended March 31, 2006, compared to $1.0 million, or $0.21 diluted earnings per share for the same period in 2005. The $105,000 increase was primarily caused by increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by an increase in noninterest expense.

Net interest income
-------------------

Net interest income increased $275,000, or 6.2%, for the three months ended March 31, 2006 as compared with the corresponding period in 2005. The increase was primarily due to an increase in average net interest-earning assets and a decrease in the net interest margin.

Total interest income on a tax equivalent basis increased $1.3 million, or 22.2%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. Due to an increase in yields in the loan and investment portfolio and a shift in assets into loans, tax equivalent yields on interest earning assets increased 44 basis points from 5.87% for the three months ended March 31, 2005 to 6.31% for the same period in 2006. The average balance of interest-earning assets increased $54.3 million, or 13.6%, from $398.3 million for the three months ended March 31, 2005 to $452.6 million for the same period in 2006, primarily caused by strong loan demand and an increase in taxable investment securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $51.9 million to an average of $348.7 million for the three months ended March 31, 2006, from an average of $296.8 million for the comparable period in 2005. Taxable investment securities increased $8.6 million to an average of $86.6 million as the Corporation deployed short-term assets into securities.

Interest paid on deposits and borrowed money increased by $1.0 million, or 79.3%, due to an increase in deposits as compared to the same period in 2005 and an increase in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $355.0 million for the three months ended March 31, 2006 from $303.2 million for the comparable 2005 period, primarily as a result of the Corporation's expanding customer base and new product offerings. Yields on deposits and borrowed money increased from 1.70% for the three month period ended March 31, 2005 to 2.64% for the comparable period in 2006. Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

The following table reflects the components of the Corporation's net interest income for the quarters ended March 31, 2006 and 2005 including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                                    Analysis of Net Interest Income (Unaudited)

                                        For the Three Months Ended March 31,

                                                                2006                                  2005
                                                 ------------------------------------   -----------------------------------
                                                                            Average                                 Average
                                                               Interest      Rates                    Interest      Rates
                                                  Average      Income/      Earned/      Average      Income/       Earned/
                                                  Balance      Expense       Paid        Balance      Expense        Paid
                                                  -------      -------       ----        -------      -------        ----
                                                                             (Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)                                        $ 348,697    $   5,974          6.9%   $ 296,764    $   4,787         6.54%
Taxable investment securities (1)                   86,645          879         4.11       78,030          724         3.76
Tax-exempt investment securities (1) (2)            16,817          181         4.36       19,471          224         4.67
Other interest-earning assets                          483            7         5.88        4,058           26         2.60
                                                 ---------    ---------                 ---------    ---------
Total interest-earning assets                      452,642        7,041         6.31      398,323        5,761         5.87
                                                              ---------                              ---------

Non-interest-earning assets:
Allowance for loan losses                           (3,965)                                (3,392)
Other assets                                        31,972                                 26,651
                                                 ---------                              ---------
Total assets                                     $ 480,649                              $ 421,582
                                                 =========                              =========


Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                 $ 118,775    $     407         1.39%   $ 131,792    $     320         0.98%
Savings deposits                                    44,674           64         0.58       50,127           74         0.60
Time deposits                                      144,849        1,306         3.66       90,455          581         2.60
Repurchase agreements                                5,635           55         3.96        3,404           18         2.14
FHLB borrowing                                      33,784          353         4.24       20,206          172         3.45
Subordinated debenture                               7,255          122         6.82        7,258          122         6.82
                                                 ---------    ---------                 ---------    ---------
Total interest-bearing liabilities                 354,972        2,307         2.64      303,242        1,287         1.70
                                                              ---------                              ---------
Non-interest-bearing liabilities:
Demand deposits                                     88,953                                 85,324
Other liabilities                                    2,717                                  1,924
Stockholders' equity                                34,007                                 31,092
                                                 ---------                              ---------
Total liabilities and stockholders' equity       $ 480,649                              $ 421,582
                                                 =========                              =========

Net interest income (taxable equivalent basis)                $   4,734                              $   4,474
Tax Equivalent adjustment                                           (57)                                   (72)
                                                              ---------                              ---------
Net interest income                                               4,677                                  4,402

Net interest spread (taxable equivalent basis)                                  3.67%                                  4.16%
                                                                           =========                              =========

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                         4.24%                                  4.56%
                                                                           =========                              =========

-----------------
      (1) For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
      (2) The tax equivalent adjustments are based on a marginal tax rate of 34%.
      (3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Provision for loan losses
-------------------------

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $50,000 and $150,000 during the three months ended March 31, 2006 and 2005, respectively. The decrease in the provision was primarily due to the unchanged balance in the loan portfolio caused by the loan participations completed during the first quarter and the improved asset quality. See "Asset Quality" section for a summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased $221,000, or 34.1%, from $649,000 for the three month period ended March 31, 2005 to $870,000 for the comparable period in 2006. Income derived from the merchant credit card processing program increased $76,000 due to an expanding merchant base and deposit related fees increased $32,000 for the three month period ended March 31, 2006 compared to the same period for 2005 due to the implementation of an overdraft protection program which was offered to customers beginning March 1, 2006. This program provides eligible customers with an overdraft line available for check writing and ATM, ACH, and Debit card transactions. The Bank purchased bank owned life insurance in April, 2005 which contributed $80,000 to noninterest income during the first quarter of 2006. In addition, the increase in mortgage activity allowed the Corporation to improve the volume of loans held for sale and realize additional income of $32,000.

Noninterest expense
-------------------

Noninterest expense increased by approximately $463,000, or 14.0%, to $3.8 million for the three months ended March 31, 2006, compared to $3.3 million for the same 2005 period. Salaries and employee benefits, the major component of noninterest expense, increased $183,000, or 12.7%, during the three months ended March 31, 2006. This increase was due to general increases for merit and performance and increases in staffing to support the new Montville branch, the lending department and the executive administration. Occupancy and equipment expense increased $112,000, or 25.2%, primarily to support the new Montville branch and the newly relocated Waldwick branch which opened in the fall of 2005. Advertising expense decreased $44,000 during the period ended March 31, 2006 as the Corporation had a strong marketing program in 2005 to support new product offerings. The increase in the merchant card processing business caused merchant processing expense to increase $72,000 in the first quarter of 2006 as compared to the first quarter of 2005.

Income taxes
------------

Income tax expense totaled $610,000 for the three months ended March 31, 2006, for an effective tax rate of 35.5%. For the three months ended March 31, 2005, income tax expense totaled $582,000, for an effective tax rate of 36.7%. The effective tax rate has decreased due to the effect of the tax deferred status of the bank owned life insurance income.

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

                                           03/31/06     12/31/05     09/30/05     06/30/05
                                           ---------    ---------    ---------    ---------
                                                        (Dollars in Thousands)
Nonaccrual loans: (1)                      $     184    $     472    $     316    $     202
Loans past due 90 days or more: (2)                5           55           26            7
Restructured loans:                               --           --           --           --
                                           ---------    ---------    ---------    ---------
     Total nonperforming loans             $     189    $     527    $     342    $     209
                                           =========    =========    =========    =========


Allowance for loan losses                  $   3,920    $   3,847    $   3,714    $   3,570
                                           =========    =========    =========    =========

Nonaccrual loans to total loans                 0.05%        0.14%        0.09%        0.06%
Nonperforming loans to total loans              0.06%        0.15%        0.10%        0.07%
Nonperforming loans to total assets             0.04%        0.11%        0.07%        0.05%
Allowance for loan losses to total loans        1.13%        1.11%        1.14%        1.13%


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

There were no loans at March 31, 2006 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2006.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-
balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2006 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at March 31, 2006.


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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2006, the Corporation has outstanding loan commitments of $28.1 million and unused lines and letters of credit totaling $95.0 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 2006, totaled $54.2 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $2.9 million during the first three months of 2006. Net operating and investing activities provided $2.9 million and $2.5 million, respectively, and financing activities used $8.2 million.

The Corporation had an available overnight line of credit with the FHLB-NY for a maximum amount of $41.6 million at March 31, 2006.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        Stewardship Financial Corporation
                          Part II -- Other Information


Item 1A.    Risk Factors
            ------------

         There have been no material changes in risk factors described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.


Item 6.     Exhibits
            -------

(a)      Exhibits
                    See Exhibit Index following this report.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        Stewardship Financial Corporation





Date:    May 15, 2006             By: /s/ Paul Van Ostenbridge
         --------------               -----------------------------------------
                                         Paul Van Ostenbridge
                                         President and Chief Executive
                                             Officer
                                         (authorized officer on behalf
                                           of registrant)



Date:    May 15, 2006             By: /s/ Julie E. Holland
         --------------               -----------------------------------------
                                         Julie E. Holland
                                         Senior Vice President and Treasurer
                                         (principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

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