Form 10-Q
period 2006-06-30
STEWARDSHIP FINANCIAL CORP
filed 2006-08-14
CIK 1023860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

(_) TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number 0-21855

                        Stewardship Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                  22-3351447
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

630 Godwin Avenue, Midland Park,  NJ                      07432
--------------------------------------------       ------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The number of shares outstanding, net of treasury stock, of the registrant's Common Stock, no par value, as of August 3, 2006 was 4,802,310.

                        Stewardship Financial Corporation

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         at June 30, 2006 (Unaudited) and December 31, 2005 ...............1

         Consolidated Statements of Income for the Six
         Months ended June 30, 2006 and 2005 (Unaudited) ..................2

         Consolidated Statements of Income for the Three
         Months ended June 30, 2006 and 2005 (Unaudited) ..................3

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2006 and 2005 (Unaudited) ..................4

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months ended  June 30, 2006 and
         2005 (Unaudited) .................................................5

         Notes to Consolidated Financial Statements (Unaudited) .........6 - 15

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS ..................................................16 - 26

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK .............................................26

ITEM 4 -  CONTROLS AND PROCEDURES ........................................27

PART II - OTHER INFORMATION
---------------------------

ITEM 1A.  RISK FACTORS ...................................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS ................................................28

ITEM 6 - EXHIBITS ........................................................28

SIGNATURES ...............................................................29
----------

EXHIBIT INDEX ............................................................30
-------------


                      Stewardship Financial Corporation and Subsidiary
                       Consolidated Statements of Financial Condition
                                        (Unaudited)


                                                                June 30,       December 31,
                                                                  2006            2005
                                                             ------------------------------
Assets

Cash and due from banks                                      $  13,454,000    $  13,158,000
Other interest-earning assets                                      477,000          870,000
                                                             ------------------------------
       Cash and cash equivalents                                13,931,000       14,028,000


Securities available for sale                                   62,269,000       64,166,000
Securities held to maturity; fair value
    of $38,186,000 (2006) and $37,459,000 (2005)                38,856,000       37,801,000
FHLB-NY stock, at cost                                           1,715,000        1,939,000
Loans, net of allowance for loan losses of
    of $ 4,011,000 (2006) and $3,847,000 (2005)                355,793,000      341,976,000
Mortgage loans held for sale                                     1,338,000        2,041,000
Premises and equipment, net                                      6,538,000        6,464,000
Accrued interest receivable                                      2,579,000        2,432,000
Intangible assets, net of accumulated amortization of
    $629,000 (2006) and $610,000 (2005)                            121,000          140,000
Bank owned life insurance                                        8,365,000        8,210,000
Other assets                                                     3,862,000        3,530,000
                                                             ------------------------------

       Total assets                                          $ 495,367,000    $ 482,727,000
                                                             ==============================

Liabilities and stockholders' equity

Liabilities
Deposits:
    Noninterest-bearing                                      $  90,193,000    $  94,331,000
    Interest-bearing                                           328,763,000      309,135,000
                                                             ------------------------------

        Total deposits                                         418,956,000      403,466,000

Other borrowings                                                23,796,000       30,486,000
Subordinated debentures                                          7,217,000        7,217,000
Securities sold under agreements to repurchase                   7,420,000        4,731,000
Accrued interest payable                                         1,322,000        1,086,000
Accrued expenses and other liabilities                           1,627,000        2,357,000
                                                             ------------------------------

        Total liabilities                                      460,338,000      449,343,000
                                                             ------------------------------


Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
     4,823,625 and 4,787,889 shares issued and outstanding
    at June 30, 2006 and December 31, 2005, respectively        28,642,000       28,211,000
Treasury stock, 22,802 and 39,581 shares outstanding at
    June 30, 2006 and December 31, 2005, respectively             (330,000)        (556,000)
Retained earnings                                                8,163,000        6,647,000
Accumulated other comprehensive loss                            (1,446,000)        (918,000)
                                                             ------------------------------

        Total stockholders' equity                              35,029,000       33,384,000
                                                             ------------------------------

        Total liabilities and stockholders' equity           $ 495,367,000    $ 482,727,000
                                                             ==============================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)


                                                             Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2006          2005
                                                       -------------------------
Interest income:
     Loans                                             $12,278,000   $ 9,869,000
     Securities held to maturity
       Taxable                                             440,000       416,000
       Non-taxable                                         237,000       286,000
     Securities available for sale
       Taxable                                           1,285,000       994,000
       Non-taxable                                          13,000        17,000
     FHLB-NY stock                                          47,000        32,000
     Other interest-earning assets                          18,000       101,000
                                                       -------------------------
          Total interest income                         14,318,000    11,715,000
                                                       -------------------------

Interest expense:
     Deposits                                            3,792,000     2,240,000
     Borrowed money                                      1,087,000       594,000
                                                       -------------------------
          Total interest expense                         4,879,000     2,834,000
                                                       -------------------------

Net interest income before provision for loan losses     9,439,000     8,881,000
Provision for loan losses                                  160,000       300,000
                                                       -------------------------
Net interest income after provision for loan losses      9,279,000     8,581,000
                                                       -------------------------

Noninterest income:
     Fees and service charges                              828,000       716,000
     Bank owned life insurance                             154,000        55,000
     Merchant processing                                   562,000       433,000
     Gain on sales of mortgage loans                        95,000       101,000
     Miscellaneous                                         263,000       240,000
                                                       -------------------------
           Total noninterest income                      1,902,000     1,545,000
                                                       -------------------------

Noninterest expenses:
     Salaries and employee benefits                      3,332,000     2,978,000
     Occupancy, net                                        607,000       488,000
     Equipment                                             489,000       379,000
     Data processing                                       571,000       552,000
     Advertising                                           201,000       228,000
     FDIC insurance premium                                 26,000        24,000
     Amortization of intangible assets                      19,000        19,000
     Charitable contributions                              362,000       370,000
     Stationery and supplies                               153,000       137,000
     Merchant processing                                   514,000       384,000
     Bank-card related services                            244,000       213,000
     Miscellaneous                                       1,123,000       994,000
                                                       -------------------------
          Total noninterest expenses                     7,641,000     6,766,000
                                                       -------------------------

Income before income tax expense                         3,540,000     3,360,000
Income tax expense                                       1,264,000     1,217,000
                                                       -------------------------
Net income                                             $ 2,276,000   $ 2,143,000
                                                       =========================

Basic earnings per share                               $      0.48   $      0.45
                                                       =========================
Diluted earnings per share                             $      0.47   $      0.45
                                                       =========================

Weighted average number of common shares outstanding     4,769,751     4,733,215
                                                       =========================
Weighted average number of diluted common
     shares outstanding                                  4,819,994     4,787,570
                                                       =========================

Share data has been restated to reflect a 4 for 3 stock split issued July 1, 2005 and a 5% stock dividend paid November 15, 2005.

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       -----------------------
                                                          2006         2005
                                                       -----------------------
Interest income:
     Loans                                             $6,304,000   $5,082,000
     Securities held to maturity
       Taxable                                            219,000      205,000
       Non-taxable                                        119,000      142,000
     Securities available for sale
       Taxable                                            648,000      494,000
       Non-taxable                                          6,000        9,000
     FHLB-NY stock                                         27,000       19,000
     Other interest-earning assets                         11,000       75,000
                                                       -----------------------
          Total interest income                         7,334,000    6,026,000
                                                       -----------------------

Interest expense:
     Deposits                                           2,015,000    1,265,000
     Borrowed money                                       557,000      282,000
                                                       -----------------------
          Total interest expense                        2,572,000    1,547,000
                                                       -----------------------

Net interest income before provision for loan losses    4,762,000    4,479,000
Provision for loan losses                                 110,000      150,000
                                                       -----------------------
Net interest income after provision for loan losses     4,652,000    4,329,000
                                                       -----------------------

Noninterest income:
     Fees and service charges                             449,000      365,000
     Bank owned life insurance                             74,000       55,000
     Merchant processing                                  296,000      242,000
     Gain on sales of mortgage loans                       45,000       83,000
     Miscellaneous                                        168,000      151,000
                                                       -----------------------
           Total noninterest income                     1,032,000      896,000
                                                       -----------------------

Noninterest expenses:
     Salaries and employee benefits                     1,711,000    1,540,000
     Occupancy, net                                       293,000      237,000
     Equipment                                            247,000      186,000
     Data processing                                      277,000      281,000
     Advertising                                          114,000       97,000
     FDIC insurance premium                                13,000       12,000
     Amortization of intangible assets                      9,000        9,000
     Charitable contributions                             181,000      205,000
     Stationery and supplies                               77,000       67,000
     Merchant processing                                  272,000      193,000
     Bank-card related services                           123,000      108,000
     Miscellaneous                                        546,000      516,000
                                                       -----------------------
          Total noninterest expenses                    3,863,000    3,451,000
                                                       -----------------------

Income before income tax expense                        1,821,000    1,774,000
Income tax expense                                        654,000      635,000
                                                       -----------------------
Net income                                             $1,167,000   $1,139,000
                                                       =======================

Basic earnings per share                               $     0.25   $     0.24
                                                       =======================
Diluted earnings per share                             $     0.24   $     0.24
                                                       =======================

Weighted average number of common shares outstanding    4,784,483    4,743,870
                                                       =======================
Weighted average number of diluted common
     shares outstanding                                 4,825,252    4,798,734
                                                       =======================


Share data has been restated to reflect a 4 for 3 stock split issued July 1, 2005 and a 5% stock dividend paid November 15, 2005.

See notes to unaudited consolidated financial statements.


                         Stewardship Financial Corporation and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                           Six Months Ended
                                                                              June 30,
                                                                     ----------------------------
                                                                         2006             2005
                                                                     ----------------------------
Cash flows from operating activities:
Net income                                                           $  2,276,000    $  2,143,000
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization of premises and equipment           379,000         304,000
        Amortization of premiums and accretion of discounts, net          146,000         226,000
        Accretion of deferred loan fees                                   (58,000)        (78,000)
        Provision for loan losses                                         160,000         300,000
        Originations of mortgage loans held for sale                   (9,383,000)     (9,725,000)
        Proceeds from sale of mortgage loans                           10,181,000      10,054,000
        Gain on sale of loans                                             (95,000)       (101,000)
        Deferred income tax benefit                                       (49,000)       (117,000)
        Amortization of intangible assets                                  19,000          19,000
        Nonqualified stock option expense                                  24,000              --
        Purchase of bank owned life insurance                                  --      (8,000,000)
        increase in bank owned life insurance                            (155,000)        (55,000)
        Increase in accrued interest receivable                          (147,000)        (89,000)
        Decrease in accrued interest payable                              236,000         193,000
        Decrease (increase) in other assets                                48,000         (27,000)
        (Decrease) increase in other liabilities                         (556,000)        227,000
                                                                     ------------    ------------
                 Net cash provided (used) by operating activities       3,026,000      (4,726,000)
                                                                     ------------    ------------

Cash flows from investing activities:
    Purchase of securities available for sale                          (5,613,000)     (2,321,000)
    Proceeds from maturities and principal repayments
          on securities available for sale                              6,595,000       3,234,000
    Proceeds from sales and calls on securities available for sale             --         500,000
    Purchase of securities held to maturity                            (6,813,000)     (1,288,000)
    Proceeds from maturities and principal repayments on
          securities held to maturity                                   5,668,000       2,644,000
    Purchase (Redemption) of FHLB-NY stock                                224,000          (3,000)
    Net increase in loans                                             (13,919,000)    (18,528,000)
    Additions to premises and equipment                                  (453,000)       (940,000)
                                                                     ------------    ------------
                 Net cash provided by investing activities            (14,311,000)    (16,702,000)
                                                                     ------------    ------------

Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                      (4,138,000)     (1,248,000)
     Net increase in interest-bearing deposits                         19,628,000      45,077,000
     Net increase (decrease) in securities sold under agreements
         to repurchase                                                  2,689,000      (1,259,000)
     Net decrease in short term borrowings                             (5,900,000)     (7,500,000)
     Payments on long term borrowings                                    (790,000)       (765,000)
     Cash dividends paid on common stock                                 (348,000)       (261,000)
     Purchase of treasury stock                                          (103,000)             --
     Exercise of stock options                                            101,000         143,000
     Issuance of common stock                                              49,000          28,000
                                                                     ------------    ------------
             Net cash used in financing activities                     11,188,000      34,215,000
                                                                     ------------    ------------

     Net (decrease) increase in cash and cash equivalents                 (97,000)     12,787,000
     Cash and cash equivalents - beginning                             14,028,000      24,792,000
                                                                     ------------    ------------
     Cash and cash equivalents - ending                              $ 13,931,000    $ 37,579,000
                                                                     ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                             4,643,000       2,650,000
     Cash paid during the year for income taxes                         1,500,000       1,505,000
     Noncash financing activity - issuance of
       common stock under dividend reinvestment plan                      412,000         346,000


See notes to unaudited consolidated financial statements.


                                         Stewardship Financial Corporation and Subsidiary
                                     Consolidated Statement of Changes in Stockholders' Equity
                                                            (Unaudited)


                                                               For the Period Ended June 30, 2006
                                     --------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                          Common Stock             Treasury Stock         Retained        Loss,
                                      Shares       Amount        Shares       Amount      Earnings         Net          Total
                                     --------------------------------------------------------------------------------------------
Balance -- December 31, 2005         4,787,889  $28,211,000      (39,581)  $  (556,000)  $ 6,647,000   $  (918,000)  $ 33,384,000
Dividends Paid                              --           --           --            --      (760,000)           --       (760,000)
Common stock issued under
  stock plans                                                     33,149       461,000            --            --        461,000
Repurchase common stock                     --           --      (16,370)     (235,000)           --            --       (235,000)
Exercise of stock options               35,736      233,000           --            --            --            --        233,000
Stock options earned                        --       24,000           --            --            --            --         24,000
Tax benefit on stock options
  exercised                                 --      174,000           --            --            --            --        174,000
Comprehensive income:
   Net income for the six months
       ended June 30, 2006                  --           --           --            --     2,276,000            --      2,276,000
   Unrealized holding losses on
    securities available for sale
    arising during the period
    (net tax benefit of $331,000)           --           --           --            --            --      (528,000)      (528,000)
                                                                                                                     ------------
Total comprehensive income,
  net of tax                                                                                                            1,748,000

                                     --------------------------------------------------------------------------------------------
Balance -- June 30, 2006             4,823,625  $28,642,000      (22,802)  $  (330,000)  $ 8,163,000   $(1,446,000)  $ 35,029,000
                                     ============================================================================================

                                                                     For the Period Ended June 30, 2005
                                                     -------------------------------------------------------------------

                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                                         Common Stock           Retained         Loss,
                                                      Shares       Amount       Earnings          Net           Total
                                                     -------------------------------------------------------------------
Balance -- December 31, 2004                         4,487,977  $ 23,893,000  $  6,746,000   $   (179,000)  $ 30,460,000
Dividends Paid                                              --            --      (607,000)            --       (607,000)
Common stock issued under stock plans                   26,150       374,000            --             --        374,000
Exercise of stock options                               20,920       143,000            --             --        143,000
Tax benefit on stock options exercised                      --        70,000            --             --         70,000
Comprehensive income:
   Net income for the three months
       ended June 30, 2005                                  --            --     2,143,000             --      2,143,000
   Unrealized holding losses on securities
    available for sale arising during the period
    (net tax benefit of $80,000)                            --            --            --       (129,000)      (129,000)
                                                                                                            ------------
Total comprehensive income, net of tax                                                                         2,014,000

                                                     -------------------------------------------------------------------
Balance -- June 30, 2005                             4,535,047  $ 24,480,000  $  8,282,000   $   (308,000)  $ 32,454,000
                                                     ===================================================================

See notes to unaudited consolidated financial statements.

                Stewardship Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

At June 30, 2006, the Corporation had five types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the 2001 and 2006 Stock Option Plan for Non-Employee Directors. The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation. The Corporation did not grant shares under this plan during the first six months of 2005 or 2006.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors' fees in shares of the Corporation's common stock, rather than in cash. The Corporation recorded $34,000 and $10,000 in directors expense for the six months ended June 30, 2006 and 2005, respectively, and $17,000 and $5,000 in directors expense for the quarters ended June 30, 2006 and 2005, respectively, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors. The following table represents the stock activity for the six months ended June 30, 2006 and 2005:

                                                 2006                          2005
                                      ----------------------------   --------------------------
                                                       Weighted                      Weighted
                                                       Average                       Average
                                         Shares     Exercise Price     Shares     Exercise  Price
Outstanding at beginning of year            72,370   $       6.33         74,688   $       6.41
Granted                                         --             --             --             --
Exercised                                       --             --          1,546           6.52
Forfeited                                      463          13.61            540          19.05
                                      ------------   ------------   ------------   ------------
Outstanding at end of period                71,907   $       6.29         72,602   $       6.32
                                      ============                  ============
Options exercisable                         71,907                        65,886
                                      ============                  ============
Weighted-average fair value of
options granted during the period               --                            --


Options outstanding as of June 30, 2006 had a weighted average remaining contractual life of 2.21 years. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the options at June 30, 2006 was $519,000.

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to non-employee Directors of the Corporation. In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $24,000 of director's compensation expense for share-based payments for the six months ended June 30, 2006 with a related income tax benefit of $10,000 and expense of $7,000 for the quarter ended June 30, 2006, with related income tax benefit of $3,000. This expense relates to non-qualified stock options that were outstanding but not yet vested as of January 1, 2006. Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

The 2006 Stock Option Plan for Non-Employee Directors which provides for options to purchase shares of common stock to be issued to non-employee Directors, was adopted by the shareholders at the Annual Meeting in May, 2006. Options were granted on June 30, 2006.

The following table represents the stock activity for non-employee Directors for the six months ended June 30, 2006 and 2005:

                                               2006                          2005
                                    ----------------------------   --------------------------
                                                     Weighted                      Weighted
                                                     Average                       Average
                                       Shares     Exercise Price     Shares     Exercise  Price

Outstanding at beginning of year          43,398   $       7.47         66,371   $       7.33
Granted                                   50,000          13.50             --             --
Exercised                                 35,736           6.51         20,420           6.51
Expired                                    2,557           6.51          7,658          19.05
                                    ------------   ------------   ------------   ------------
Outstanding at end of period              55,105   $      13.61         38,293   $       6.51
                                    ============                  ============
Options exercisable                        5,105                        17,872
                                    ============                  ============
Weighted-average fair value of
options granted during the period   $       4.78                            --


Of  the  35,736  options   exercised  under  the  2001  Stock  Option  Plan  for
Non-Employee Directors, 20,240 shares were exercised by tendering 9,000 shares of common stock.

Options outstanding as of June 30, 2006 had a weighted average remaining contractual life of 5.45 years. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There was no intrinsic value of the options at June 30, 2006 because the exercise price equaled or exceeded the market value of the stock at June 30, 2006. As of June 30, 2006, there was approximately $239,000 of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over the next five years.

The following table sets forth the pro forma net income and earnings per share for the three months and six months of 2005 as if the fair value based method set forth in SFAS No. 123(R) had been applied to all share-based arrangements.

                                                           Three Months Ended   Six Months Ended
                                                              June 30, 2005      June 30, 2005
                                                              -------------      -------------
Net Income:
         Net income as reported                               $   1,139,000      $   2,143,000
         Stock-based compensation expense included in net
              Income, net of related tax effects                      3,000              6,000
         Total stock-based compensation expense determined
              Under fair value based method for all awards,
              Net of related tax effects                            (18,000)           (36,000)
                                                              -------------      -------------
         Pro forma net income                                 $   1,124,000      $   2,113,000
                                                              =============      =============

Earnings per share:
         As reported basic earnings per share                 $        0.24      $        0.45
         As reported diluted earnings per share                        0.24               0.45
         Pro forma basic earnings per share                            0.24               0.45
         Pro form diluted earnings per share                           0.23               0.44


Share data has been restated to reflect a 4 for 3 stock dividend issued July, 2005 and a 5% stock dividend paid November 15, 2005.

There were stock options awarded under the 2006 Stock Option Plan for Non-Employee Directors on June 30, 2006. The fair value of options granted for Directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                             Director        Director         Director
                           Stock Options   Stock Options   Stock Options
                               2001            2005             2006
                               ----            ----             ----

Dividend yield                  1.62%           1.79%           2.25%
Expected volatility            39.76%          33.19%          36.72%
Risk-free interest rate         6.65%           4.34%           5.21%
Expected life                7 years         5 years         6 years
Fair value at grant date       $2.94           $4.50           $4.78

Note 2.   Basis of presentation


The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)

Note 3.   Securities Available for Sale

The following table sets forth the amortized cost and fair value of the Corporation's securities available for sale as of June 30, 2006 and December 31, 2005. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at fair value.

                                                          June 30, 2006
                                     --------------------------------------------------------
                                                      Gross           Gross
                                      Amortized    Unrealized       Unrealized       Fair
                                         Cost     Holding Gains   Holding Losses     Value
                                     --------------------------------------------------------
U.S. government-sponsored agencies    33,987,000            --          931,000    33,056,000
Obligations of state and political
     subdivisions                      1,362,000            --           39,000     1,323,000
Mortgage-backed securities            28,176,000         3,000        1,333,000    26,846,000
Community Reinvestment Act Fund        1,095,000            --           51,000     1,044,000
                                     --------------------------------------------------------
                                     $64,620,000   $     3,000      $ 2,354,000   $62,269,000
                                     ========================================================
                                                       December 31, 2005
                                     --------------------------------------------------------
                                                      Gross           Gross
                                      Amortized    Unrealized       Unrealized       Fair
                                         Cost     Holding Gains   Holding Losses     Value
                                     --------------------------------------------------------
U.S. Treasury securities             $   501,000   $        --      $     5,000   $   496,000
U.S. government-sponsored agencies    33,140,000            --          662,000    32,478,000
Obligations of state and political
     subdivisions                      2,068,000            --           37,000     2,031,000
Mortgage-backed securities            28,879,000         8,000          777,000    28,110,000
Community Reinvestment Act Fund        1,071,000            --           20,000     1,051,000
                                     --------------------------------------------------------
                                     $65,659,000   $     8,000      $ 1,501,000   $64,166,000
                                     ========================================================

On a quarterly basis, the Corporation makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. The Corporation considers many factors including the length of time the security has had a market value less than the cost basis; the intent and ability of the Corporation to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Management considers the decline in market value of these securities to be temporary.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association ("GNMA") and government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Note 4.   Securities Held to Maturity

The following table sets forth the amortized cost and fair value of the Corporation's securities held to maturity as of June 30, 2006 and December 31, 2005. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                            June 30, 2006
                                     ----------------------------------------------------------
                                                        Gross           Gross
                                       Carrying     Unrecognized     Unrecognized     Fair
                                         Value      Holding Gains   Holding Losses    Value
                                     ----------------------------------------------------------
U.S. Treasury securities             $    502,000   $         --    $      7,000   $    495,000
U.S. government-sponsored agencies     12,546,000             --         229,000     12,317,000
Obligations of state and political
     subdivisions                      17,962,000          6,000         214,000     17,754,000
Mortgage-backed securities              7,846,000         10,000         236,000      7,620,000
                                     ----------------------------------------------------------
                                     $ 38,856,000   $     16,000    $    686,000   $ 38,186,000
                                     ==========================================================
                                                          December 31, 2005
                                     ----------------------------------------------------------
                                                        Gross           Gross
                                       Carrying     Unrecognized     Unrecognized     Fair
                                         Value      Holding Gains   Holding Losses    Value
                                     ----------------------------------------------------------
U.S. Treasury securities             $  1,004,000   $      2,000    $      1,000   $  1,005,000
U.S. government-sponsored agencies     12,113,000          1,000         180,000     11,934,000
Obligations of state and political
     subdivisions                      15,747,000         27,000         128,000     15,646,000
Mortgage-backed securities              8,937,000         60,000         123,000      8,874,000
                                     ----------------------------------------------------------
                                     $ 37,801,000   $     90,000    $    432,000   $ 37,459,000
                                     ==========================================================

On a quarterly basis, the Corporation makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. The Corporation considers many factors including the length of time the security has had a market value less than the cost basis; the intent and ability of the Corporation to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Management considers the decline in market value of these securities to be temporary.

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

                                                    June 30,        December 31,
                                                      2006              2005
                                                  ------------------------------
Mortgage
     Residential                                  $ 45,037,000      $ 45,604,000
     Commercial                                    167,882,000       163,309,000
Commercial                                          73,149,000        65,011,000
Equity                                              20,006,000        20,271,000
Installment                                         53,832,000        51,540,000
Other                                                  334,000           506,000
                                                  ------------------------------
        Total loans                                360,240,000       346,241,000
                                                  ------------------------------

Less:  Deferred loan fees                              436,000           418,000
          Allowance for loan losses                  4,011,000         3,847,000
                                                  ------------------------------
                                                     4,447,000         4,265,000
                                                  ------------------------------

        Loans, net                                $355,793,000      $341,976,000
                                                  ==============================

Note 6.   Allowance for loan losses

                                                    Six Months Ended June 30,
                                                     2006               2005
                                                 ------------------------------

Balance, beginning of period                     $ 3,847,000        $ 3,299,000
Provision charged to operations                      160,000            300,000
Recoveries of loans charged off                       24,000              3,000
Loans charged off                                    (20,000)           (32,000)
                                                 ------------------------------

Balance, end of period                           $ 4,011,000        $ 3,570,000
                                                 ==============================

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)


Note 7.  Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans. The following table sets forth information regarding the impaired loans as of the periods indicated.


                                                      June 30,     December 31,
                                                        2006           2005
                                                    ------------   ------------

Impaired loans
    With related allowance for loan losses          $     80,000   $    152,000
    Without related allowance for loan losses            177,000        320,000
                                                    ------------   ------------
Total impaired loans                                $    257,000   $    472,000
                                                    ============   ============

Related allowance for loan losses                   $      7,000   $     29,000
                                                    ============   ============

                Stewardship Financial Corporation and Subsidiary
              Notes to Consolidated Financial Statements Continued
                                   (Unaudited)


Note 8.  Recent Accounting Pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS No. 155), an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" (SFAS No. 140). SFAS No. 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS No. 155 further amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS No. 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS No. 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Corporation's financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." (SFAS No. 156). SFAS No. 156 requires the recognition of servicing assets or servicing liabilities each time an entity undertakes an obligation to service a financial asset; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and, permits an entity to choose either to (1) amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, (2) measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At its initial adoption, SFAS No. 156 permits a one-time reclassification of available for sale securities to trading securities provided that the available for sale securities are identified in some manner as offsetting exposure to changes in fair value of servicing assets or servicing liabilities subsequently being measured at fair value. SFAS No. 156 requires separate financial statement presentation of servicing assets and servicing liabilities subsequently measured at fair value and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for the Corporation on January 1, 2007. The Corporation does not expect adoption to have a significant impact on the consolidated financial statements, results of operation or liquidity of the Corporation.

FIN 48, "Accounting for Uncertainty in Income Taxes"

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires the recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact of the adoption of FIN48.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                 Three Months       Six Months
                                                Ended June 30,    Ended June 30,
                                                2006     2005     2006     2005
                                               ------   ------   ------   ------

Net income                                     $1,167   $1,139   $2,276   $2,143

Weighted average shares                         4,784    4,744    4,770    4,733
Effect of dilutive stock options                   50       55       50       55
                                               ------   ------   ------   ------
Total weighted average dilutive shares          4,834    4,799    4,820    4,788

Basic earnings per share                       $ 0.25   $ 0.24   $ 0.48   $ 0.45
Diluted earnings per share                     $ 0.24   $ 0.24   $ 0.47   $ 0.45

All share and per share amounts have been restated to reflect a 4 for 3 stock split issued July 2005 and a 5% stock dividend paid November 15, 2005.

Note 10.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation's total comprehensive income for the six months ended June 30, 2006 and 2005 was $1.7 million and $2.0 million, respectively, and for the three months ended June 30, 2006 and 2005 was $764,000 and $1.5 million, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition
-------------------

Total assets increased by $12.6 million, or 2.6%, from $482.7 million at December 31, 2005 to $495.4 million at June 30, 2006. Net loans increased by $13.8 million, or 4.0%, despite the Corporation participating approximately $7.1 million of commercial mortgages during the first quarter of 2006. Securities available for sale decreased $1.9 million, partially offset by an increase in securities held to maturity of $1.1 million. The composition of the loan portfolio is basically unchanged at June 30, 2006 when compared with the portfolio at December 31, 2005.

Deposits totaled $419.0 million at June 30, 2006, an increase of $15.5 million, or 3.8%, from $403.5 million at December 31, 2005. Interest-bearing deposits increased by $19.6 million, or 6.3%, to $328.8 million, partially offset by noninterest-bearing deposits decreasing by $4.1 million, or 4.4%, to $90.2 million at June 30, 2006. The Corporation is experiencing strong competition in attracting deposits due to the current interest environment and flat yield curve. The Corporation opened its tenth branch in Montville, Morris County, New Jersey in February 2006 and this new market has helped to obtain a strong core deposit base. In addition, the Corporation entered the brokered certificate of deposit market which provided $15.6 million in certificates of deposit with average remaining maturities of 4.5 months and average yields of 4.94%.

The Corporation has received approvals to begin the building of our new Wyckoff branch, anticipated to open in the second quarter of 2007. The Corporation is also looking at several new deposit products for introduction during this year to help provide attractive services to existing and new customers that will fund the loan growth anticipated for the remainder of the year. The challenges of the rising interest rate environment and the strong competitive market for deposits is expected to continue for the remainder of the year and will require the Corporation to continue to look at a blend of new deposit products and borrowings in order to fund the balance sheet.

Results of Operations
---------------------
Six Months Ended June 30, 2006 and 2005
---------------------------------------

General
-------

The Corporation reported net income of $2.28 million, or $0.47 diluted earnings per share for the six months ended June 30, 2006, compared to $2.14 million, or $0.45 diluted earnings per share for the same period in 2005. The $133,000 increase was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by an increase in noninterest expense.

Net interest income
-------------------

Net interest income increased by $558,000, or 6.3%, for the six months ended June 30, 2006 as compared with the corresponding period in 2005. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation's net interest income for the six months ended June 30, 2006 and 2005 including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                                                                Analysis of Net Interest Income (Unaudited)

                                                                     For the Six Months Ended June 30,

                                                                 2006                                  2005
                                                 -----------------------------------    -----------------------------------
                                                                            Average                                  Average
                                                               Interest     Rates                     Interest       Rates
                                                  Average      Income/      Earned/      Average      Income/        Earned/
                                                  Balance      Expense       Paid        Balance      Expense         Paid
                                                  -------      -------       ----        -------      -------         ----
                                                                           (Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)                                        $ 352,037    $  12,278         7.03%   $ 303,839    $   9,870          6.55%
Taxable investment securities (1)                   85,874        1,772         4.16       76,912        1,442          3.78
Tax-exempt investment securities (1) (2)            16,614          364         4.38       19,526          447          4.58
Other interest-earning assets                          432           18         8.40        7,318          101          2.78
                                                 ---------    ---------                 ---------    ---------
Total interest-earning assets                      454,957       14,432         6.40      407,595       11,860          5.87
                                                              ---------                              ---------

Non-interest-earning assets:
Allowance for loan losses                           (3,959)                                (3,459)
Other assets                                        31,517                                 26,620
                                                 ---------                              ---------
Total assets                                     $ 482,515                              $ 430,756
                                                 =========                              =========


Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                 $ 116,764    $     887         1.53%   $ 134,656    $     716          1.07%
Savings deposits                                    43,858          127         0.58       49,667          147          0.60
Time deposits                                      147,764        2,778         3.79       97,853        1,377          2.84
Repurchase agreements                                6,068          125         4.15        2,929           33          2.27
FHLB Borrowing                                      33,286          719         4.36       18,091          318          3.54
Subordinated debenture                               7,217          243         6.79        7,217          244          6.82
                                                 ---------    ---------                 ---------    ---------
Total interest-bearing liabilities                 354,957        4,879         2.77      310,413        2,835          1.84
                                                              ---------                              ---------
Non-interest-bearing liabilities:
Demand deposits                                     89,375                                 86,390
Other liabilities                                    3,828                                  2,527
Stockholders' equity                                34,355                                 31,426
                                                 ---------                              ---------
Total liabilities and stockholders' equity       $ 482,515                              $ 430,756
                                                 =========                              =========

Net interest income (taxable equivalent basis)                $   9,553                              $   9,025
Tax equivalent adjustment                                          (114)                                  (144)
                                                              ---------                              ---------
Net interest income                                               9,439                                  8,881

Net interest spread (taxable equivalent basis)                                  3.63%                                   4.03%
                                                                           =========                               =========

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                         4.23%                                   4.47%
                                                                           =========                               =========

--------------------------

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

Total interest income on a tax equivalent basis increased by $2.6 million, or 21.7%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. An increase in the yields in the loan and investment portfolio and a shift of assets into loans provided an increase in tax equivalent yields on interest earning assets of 53 basis points from 5.87% for the six months ended June 30, 2005 to 6.40% for the same period in 2006. The average balance of interest-earning assets increased by $47.4 million, or 11.6%, from $407.6 million for the six months ended June 30, 2005 to $455.0 million for the same period in 2006, primarily due to strong loan demand and an increase in taxable investment securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $48.2 million to an average of $352.0 million for the six months ended June 30, 2006, from an average of $303.8 million for the comparable period in 2005. Taxable investment securities increased by $9.0 million to an average of $85.9 million as the Corporation deployed short-term assets into securities.

Interest paid on deposits and borrowed money increased by $2.0 million, or 72.1%, due to an increase in deposits and an increase in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $355.0 million for the six months ended June 30, 2006 from $310.4 million for the comparable 2005 period, primarily as a result of the Corporation's expanding customer base, issuance of brokered certificates of deposit and new product offerings. Yields on deposits and borrowed money increased from 1.84% for the six month period ended June 30, 2005 to 2.77% for the comparable period in 2006. Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

Provision for loan losses
-------------------------

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $160,000 and $300,000 during the six months ended June 30, 2006 and 2005, respectively. The decrease in the provision was primarily due to lower loan growth in 2006 than observed in 2005 and an improvement in nonperforming loans since December 31, 2005. See the "Asset Quality" section for a summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income
------------------

Noninterest income increased by $357,000, or 23.1%, from $1.55 million for the six month period ended June 30, 2005 to $1.90 million for the comparable period in 2006. Income derived from the merchant credit card processing program increased by $129,000 due to an expanding merchant base and deposit related fees increased by $112,000 for the six month period ended June 30, 2006 compared to the same period for 2005 primarily due to the implementation of an overdraft protection program which was offered to customers beginning March 1, 2006. This program allows eligible customers with an overdraft line available for check writing and ATM, ACH, and Debit card transactions. The Bank purchased bank owned life insurance in April, 2005 which contributed $154,000 to noninterest income during the six month period ended June 30, 2006, compared with $55,000 for the comparable period in 2005.

Noninterest expense
-------------------

Noninterest expense increased by approximately $875,000, or 12.9%, to $7.64 million for the six months ended June 30, 2006, compared to $6.77 million for the same period in 2005. Salaries and employee benefits, the major component of noninterest expense, increased by $354,000, or 11.9%, during the six months ended June 30, 2006. This increase was due to general increases for merit and performance and increases in staffing to support the new Montville branch, the lending department and the executive administration. Occupancy and equipment expense increased by $229,000, or 26.4%, primarily to support the new Montville branch and the newly relocated Waldwick branch which opened in the fall of 2005. The increase in the merchant card processing business caused merchant processing expense to increase by $130,000 in the six months ended June 30, 2006.

Income taxes
------------

Income tax expense totaled $1.26 million for the three months ended June 30, 2006, for an effective tax rate of 35.7%. For the three months ended June 30, 2005, income tax expense totaled $1.22 million, for an effective tax rate of 36.2%. The effective tax rate has decreased due to the effect of the tax deferred status of the bank owned life insurance income.

Results of Operations
---------------------
Three Months Ended June 30, 2006 and 2005
-----------------------------------------

General
-------

The Corporation reported net income of $1.17 million, or $0.24 diluted earnings per share for the three months ended June 30, 2006, compared to $1.14 million, or $0.24 diluted earnings per share for the same period in 2005. The $28,000 increase was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by an increase in noninterest expense.

Net interest income
-------------------

Net interest income increased by $283,000, or 6.3%, for the three months ended June 30, 2006 as compared with the corresponding period in 2005. The increase was primarily due to an increase in average net interest-earning assets and a decrease in the net interest margin.

The following table reflects the components of the Corporation's net interest income for the quarters ended June 30, 2006 and 2005 including, (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

                                                                    Analysis of Net Interest Income (Unaudited)

                                                                        For the Three Months Ended June 30,

                                                                  2006                                    2005
                                                 -------------------------------------   -------------------------------------
                                                                              Average                                  Average
                                                                Interest      Rates                     Interest       Rates
                                                   Average      Income/       Earned/      Average      Income/        Earned/
                                                   Balance      Expense        Paid        Balance      Expense         Paid
                                                   -------      -------        ----        -------      -------         ----
                                                                             (Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)                                        $  355,341    $    6,304         7.12%  $  310,836    $    5,082         6.56%
Taxable investment securities (1)                    85,118           894         4.21       75,807           718         3.80
Tax-exempt investment securities (1) (2)             16,413           182         4.44       19,581           223         4.56
Other interest-earning assets                           597            11         7.39       10,542            76         2.89
                                                 ----------    ----------                 ----------   ----------
Total interest-earning assets                       457,469         7,391         6.48      416,766         6,099         5.87
                                                               ----------                              ----------

Non-interest-earning assets:
Allowance for loan losses                            (3,986)                                 (3,526)
Other assets                                         32,761                                  26,589
                                                 ----------                              ----------
Total assets                                     $  486,244                              $  439,829
                                                 ==========                              ==========


Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits                 $  114,840    $      481         1.68%   $  137,536    $      396        1.15%
Savings deposits                                     43,084            63         0.59       49,247            73         0.59
Time deposits                                       151,860         1,471         3.89      105,701           796         3.02
Repurchase agreements                                 6,515            70         4.31        2,466            15         2.44
FHLB Borrowing                                       32,842           365         4.46       16,040           146         3.65
Subordinated debenture                                7,217           122         6.78        7,217           122         6.78
                                                 ----------    ----------                 ----------   ----------
Total interest-bearing liabilities                  356,358         2,572         2.89      318,207         1,548         1.95
                                                               ----------                              ----------
Non-interest-bearing liabilities:
Demand deposits                                      91,370                                  87,111
Other liabilities                                     3,851                                   2,755
Stockholders' equity                                 34,665                                  31,756
                                                 ----------                              ----------
Total liabilities and stockholders' equity       $  486,244                              $  439,829
                                                 ==========                              ==========

Net interest income (taxable equivalent basis)                 $    4,819                              $    4,551
Tax equivalent adjustment                                             (57)                                    (72)
                                                               ----------                              ----------
Net interest income                                                 4,762                                   4,479
                                                               ==========                              ==========

Net interest spread (taxable equivalent basis)                                    3.59%                                    3.92%
                                                                            ==========                               ==========

Net yield on interest-earning
  assets (taxable equivalent basis) (3)                                           4.23%                                    4.38%
                                                                            ==========                               ==========

----------------------------

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

Total interest income on a tax equivalent basis increased by $1.3 million, or 21.2%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. The average balance of interest-earning assets increased by $40.7 million, or 9.8%, from $416.8 million for the three months ended June 30, 2005 to $457.5 million for the same period in 2006, primarily caused by strong loan demand and an increase in taxable investment securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $44.5 million to an average of $355.3 million for the three months ended June 30, 2006, from an average of $310.8 million for the comparable period in 2005. Taxable investment securities increased by $9.3 million to an average of $85.1 million.

Interest paid on deposits and borrowed money increased by $1.0 million, or 66.2%, due to an increase in deposits and an increase in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $356.4 million for the three months ended June 30, 2006 from $318.2 million for the comparable period in 2005, primarily as a result of the Corporation's expanding customer base, issuance of brokered certificates of deposit and new product offerings. Yields on deposits and borrowed money increased from 1.95% for the three month period ended June 30, 2005 to 2.89% for the comparable period in 2006. Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

Provision for loan losses
-------------------------

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and in the nature and volume of the Corporation's loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $110,000 and $150,000 during the three months ended June 30, 2006 and 2005, respectively. See the "Asset Quality" section for a summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.


Noninterest income
------------------

Noninterest income increased by $136,000, or 15.2%, from $896,000 for the three month period ended June 30, 2005 to $1.0 million for the comparable period in 2006. Income derived from the merchant credit card processing program increased by $54,000 due to an expanding merchant base and deposit related fees increased by $84,000 for the three month period ended June 30, 2006 compared to the same period for 2005 due to the implementation of an overdraft protection program. Offsetting these increases was a decrease in gain on mortgages sold of $38,000, caused by lower volume of loans originated for sale during the quarter ended June 30, 2006 when compared with the quarter ended June 30, 2005.

Noninterest expense
-------------------

Noninterest expense increased by approximately $412,000, or 11.9%, to $3.9 million for the three months ended June 30, 2006, compared to $3.5 million for the same period in 2005. Salaries and employee benefits, the major component of noninterest expense, increased by $171,000, or 11.1%, during the three months ended June 30, 2006. This increase was due to general increases for merit and performance and increases in staffing to support the new Montville branch, the lending department and the executive administration. Occupancy and equipment expense increased by $117,000, or 27.7%, primarily to support the new Montville branch and the newly relocated Waldwick branch which opened in the fall of 2005. The increase in the merchant card processing business caused merchant processing expense to increase by $79,000 for the quarter ended June 30, 2006.

Income taxes
------------

Income tax expense totaled $654,000 for the three months ended June 30, 2006, for an effective tax rate of 35.9%. For the three months ended June 30, 2005, income tax expense totaled $635,000, for an effective tax rate of 35.8%.

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

                                            06/30/06     03/31/06     12/31/05     09/30/05
                                            --------     --------     --------     --------
                                                        (Dollars in Thousands)
Nonaccrual loans: (1)                      $     258    $     184    $     472    $     316
Loans past due 90 days or more: (2)               11            5           55           26
Restructured loans:                               --           --           --           --
                                           ---------    ---------    ---------    ---------
     Total nonperforming loans             $     269    $     189    $     527    $     342
                                           =========    =========    =========    =========

Allowance for loan losses                  $   4,011    $   3,920    $   3,299    $   3,714
                                           =========    =========    =========    =========

Nonaccrual loans to total loans                 0.07%        0.05%        0.14%        0.09%
Nonperforming loans to total loans              0.08%        0.06%        0.15%        0.10%
Nonperforming loans to total assets             0.05%        0.04%        0.11%        0.07%
Allowance for loan losses to total loans        1.11%        1.13%        1.11%        1.14%


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

There were no loans at June 30, 2006 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 2006.

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

Capital Adequacy
----------------

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders' equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital, however, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2006 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation's capital ratios at June 30, 2006.


                                   Required         Actual         Excess
                                   --------         ------         ------
Risk-based Capital
         Tier 1                      4.00%          11.27%          7.27%
         Total                       8.00%          12.31%          4.31%
         Leverage Ratio              4.00%           8.97%          4.97%


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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2006, the Corporation has outstanding loan commitments of $30.1 million and unused lines and letters of credit totaling $96.6 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 2006, totaled $76.3 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents decreased $97,000 during the first six months of 2006. Net operating and financing activities provided $3.0 million and $11.2 million, respectively, and investing activities used $14.3 million.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  Controls and Procedures

The Corporation's management, with the participation of the Corporation's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Corporation's chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Corporation's internal control over financial reporting that occurred during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

The Corporation held an Annual Meeting of Shareholders on May 9, 2006. At that meeting, the Corporation's shareholders elected three directors for a three year term that will expire in May 2009, or until their successors are duly elected and qualified. The voting results were as follows:

                                               Votes for      Votes Withheld
                                               ---------      --------------

Election of Director
         Robert J. Turner                      3,529,228          17,992
         William J. Vander Eems                3,539,680           7,539
         Paul Van Ostenbridge                  3,540,771           6,449

There were no broker non-votes on any of the above matters. The following individuals whose terms expire in either 2007 or 2008, or until their successors are duly elected and qualified, continue to serve as directors: William C. Hanse, Margo Lane, Arie Leegwater, John L. Steen, Harold Dyer, Abe Van Wingerden, Michael Westra and Howard Yeaton.

The shareholders reviewed and voted on the 2006 Director Stock Option Plan for Nonemployee Directors with 2,660,804 shares voting for, 357,351 shares voting against, 56,858 shares abstaining, and 463,206 broker non-votes.

The shareholders ratified the appointment of Crowe Chizek and Company LLC as the Corporation's independent auditors for the fiscal year ending December 31, 2006 with 3,530,062 shares voting for, 755 shares voting against, and 16,401 shares abstaining.

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





                        Stewardship Financial Corporation





Date:  August 14, 2006             By: /s/ Paul Van Ostenbridge
       ---------------                 ---------------------------------------
                                           Paul Van Ostenbridge
                                           President and Chief Executive
                                               Officer
                                           (authorized officer on behalf
                                             of registrant)



Date:  August 14, 2006             By: /s/ Julie E. Holland
       ---------------                 ---------------------------------------
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