Form 10-Q
period 2006-09-30
STEWARDSHIP FINANCIAL CORP
filed 2006-11-14
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(201) 444-7100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The number of shares outstanding, net of treasury stock, of the registrant’s Common Stock, no par value, as of November 3, 2006 was 5,016,837.

Stewardship Financial Corporation

INDEX

PAGE
NUMBER
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at September 30, 2006 (Unaudited) and December 31, 2005	1

Consolidated Statements of Income for the Nine Months ended September 30, 2006 and 2005 (Unaudited)	2

Consolidated Statements of Income for the Three Months ended September 30, 2006 and 2005 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 17

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 - 30

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	30

ITEM 4 - CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	31

ITEM 6 - EXHIBITS	31

SIGNATURES	32

EXHIBIT INDEX	33-36

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets

Cash and due from banks	$15,791,000	$13,158,000
Other interest-earning assets	549,000	870,000
Cash and cash equivalents	16,340,000	14,028,000

Securities available for sale	66,780,000	64,166,000
Securities held to maturity; fair value
of $38,312,000 (2006) and $37,459,000 (2005)	38,574,000	37,801,000
FHLB-NY stock, at cost	1,809,000	1,939,000
Loans, net of allowance for loan losses of
of $ 4,086,000 (2006) and $3,847,000 (2005)	358,511,000	341,976,000
Loans held for sale	5,952,000	2,041,000
Premises and equipment, net	6,579,000	6,464,000
Accrued interest receivable	2,593,000	2,432,000
Intangible assets, net of accumulated amortization of
$639,000 (2006) and $610,000 (2005)	111,000	140,000
Bank owned life insurance	8,443,000	8,210,000
Other assets	3,438,000	3,530,000

Total assets	$509,130,000	$482,727,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$103,220,000	$94,331,000
Interest-bearing	323,529,000	309,135,000

Total deposits	426,749,000	403,466,000

Other borrowings	25,896,000	30,486,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	8,879,000	4,731,000
Accrued interest payable	1,705,000	1,086,000
Accrued expenses and other liabilities	2,084,000	2,357,000

Total liabilities	472,530,000	449,343,000

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,064,806 and 4,787,889 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively.	31,781,000	28,211,000
Treasury stock, 22,380 and 39,581 shares outstanding at
September 30, 2006 and December 31, 2005, respectively	(324,000)	(556,000)
Retained earnings	5,882,000	6,647,000
Accumulated other comprehensive loss	(739,000)	(918,000)

Total stockholders' equity	36,600,000	33,384,000

Total liabilities and stockholders' equity	$509,130,000	$482,727,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Interest income:
Loans	$18,963,000	$15,268,000
Securities held to maturity
Taxable	663,000	627,000
Non-taxable	394,000	421,000
Securities available for sale
Taxable	1,962,000	1,580,000
Non-taxable	23,000	26,000
FHLB-NY stock	77,000	52,000
Other interest-earning assets	29,000	202,000
Total interest income	22,111,000	18,176,000

Interest expense:
Deposits	6,188,000	3,802,000
Borrowed money	1,619,000	879,000
Total interest expense	7,807,000	4,681,000

Net interest income before provision for loan losses	14,304,000	13,495,000
Provision for loan losses	250,000	450,000
Net interest income after provision for loan losses	14,054,000	13,045,000

Noninterest income:
Fees and service charges	1,247,000	1,092,000
Bank owned life insurance	232,000	132,000
Merchant processing	884,000	673,000
Gain on sales of mortgage loans	165,000	167,000
Miscellaneous	357,000	335,000
Total noninterest income	2,885,000	2,399,000

Noninterest expenses:
Salaries and employee benefits	5,045,000	4,565,000
Occupancy, net	982,000	742,000
Equipment	690,000	547,000
Data processing	880,000	850,000
Advertising	283,000	341,000
FDIC insurance premium	38,000	35,000
Amortization of intangible assets	29,000	30,000
Charitable contributions	543,000	580,000
Stationery and supplies	240,000	196,000
Merchant processing	801,000	598,000
Bank-card related services	368,000	329,000
Miscellaneous	1,610,000	1,505,000
Total noninterest expenses	11,509,000	10,318,000

Income before income tax expense	5,430,000	5,126,000
Income tax expense	1,929,000	1,824,000
Net income	$3,501,000	$3,302,000

Basic earnings per share	$0.70	$0.66
Diluted earnings per share	$0.69	$0.66

Weighted average number of common shares outstanding	5,019,703	4,983,039
Weighted average number of diluted common
shares outstanding	5,068,423	5,042,131

Share data has been restated to reflect a 5% stock dividend paid November 15, 2005 and a 5% stock dividend payable November 15, 2006.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Interest income:
Loans	$6,685,000	$5,399,000
Securities held to maturity
Taxable	223,000	211,000
Non-taxable	157,000	135,000
Securities available for sale
Taxable	677,000	586,000
Non-taxable	10,000	9,000
FHLB-NY stock	30,000	20,000
Other interest-earning assets	11,000	101,000
Total interest income	7,793,000	6,461,000

Interest expense:
Deposits	2,396,000	1,562,000
Borrowed money	532,000	285,000
Total interest expense	2,928,000	1,847,000

Net interest income before provision for loan losses	4,865,000	4,614,000
Provision for loan losses	90,000	150,000
Net interest income after provision for loan losses	4,775,000	4,464,000

Noninterest income:
Fees and service charges	419,000	376,000
Bank owned life insurance	78,000	77,000
Merchant processing	322,000	240,000
Gain on sales of mortgage loans	70,000	66,000
Miscellaneous	94,000	95,000
Total noninterest income	983,000	854,000

Noninterest expenses:
Salaries and employee benefits	1,713,000	1,587,000
Occupancy, net	375,000	254,000
Equipment	201,000	168,000
Data processing	309,000	298,000
Advertising	82,000	113,000
FDIC insurance premium	12,000	11,000
Amortization of intangible assets	10,000	11,000
Charitable contributions	181,000	210,000
Stationery and supplies	87,000	59,000
Merchant processing	287,000	214,000
Bank-card related services	124,000	116,000
Miscellaneous	487,000	511,000
Total noninterest expenses	3,868,000	3,552,000

Income before income tax expense	1,890,000	1,766,000
Income tax expense	665,000	607,000
Net income	$1,225,000	$1,159,000

Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.23

Weighted average number of common shares outstanding	5,042,256	5,008,925
Weighted average number of diluted common
shares outstanding	5,083,245	5,071,444

Share data has been restated to reflect a 5% stock dividend paid November 15, 2005 and a 5% stock dividend payable November 15, 2006.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	3,501,000	$3,302,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	544,000	438,000
Amortization of premiums and accretion of discounts, net	199,000	333,000
Accretion of deferred loan fees	(94,000)	(107,000)
Provision for loan losses	250,000	450,000
Originations of mortgage loans held for sale	(17,318,000)	(20,105,000)
Proceeds from sale of mortgage loans	17,073,000	17,074,000
Gain on sale of loans	(165,000)	(167,000)
Deferred income tax benefit	(103,000)	(179,000)
Amortization of intangible assets	29,000	30,000
Nonqualified stock option expense	38,000	-
Increase in accrued interest receivable	(161,000)	(277,000)
Increase in accrued interest payable	619,000	580,000
Increase in bank owned life insurance	(233,000)	(132,000)
Decrease in other assets	82,000	60,000
Decrease in other liabilities	(99,000)	(13,000)
Net cash provided by operating activities	4,162,000	1,287,000

Cash flows from investing activities:
Purchase of securities available for sale	(11,260,000)	(14,910,000)
Proceeds from maturities and principal repayments
on securities available for sale	8,867,000	5,320,000
Proceeds from sales and calls on securities available for sale	-	500,000
Purchase of securities held to maturity	(11,430,000)	(5,324,000)
Proceeds from maturities and principal repayments on
securities held to maturity	9,579,000	5,634,000
Proceeds from calls of securities held to maturity	950,000	-
Redemption (purchase) of FHLB-NY stock	130,000	(3,000)
Net increase in loans	(20,192,000)	(29,277,000)
Purchase of bank owned life insurance	-	(8,000,000)
Additions to premises and equipment	(659,000)	(2,860,000)
Net cash used in investing activities	(24,015,000)	(48,920,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,889,000	2,170,000
Net increase in interest-bearing deposits	14,394,000	50,510,000
Net increase in securities sold under
agreement to repurchase	4,148,000	1,910,000
Net decrease in short term borrowings	(3,400,000)	(7,500,000)
Payments on long term borrowings	(1,190,000)	(1,152,000)
Cash dividends paid on common stock	(733,000)	(397,000)
Payment of discount on dividend reinvestment plan	(10,000)	-
Purchase of treasury stock	(235,000)	-
Exercise of stock options	233,000	143,000
Issuance of common stock	69,000	51,000
Net cash provided by financing activities	22,165,000	45,735,000

Net increase (decrease) in cash and cash equivalents	2,312,000	(1,898,000)
Cash and cash equivalents - beginning	14,028,000	24,792,000
Cash and cash equivalents - ending	$16,340,000	$22,894,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	7,198,000	4,124,000
Cash paid during the year for income taxes	2,080,000	1,855,000
Noncash financing activities - issuance of common stock
under dividend reinvestment plan	412,000	529,000
Noncash transfer of credit card loans to loans held for sale	3,501,000	-

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Nine Months Ended September 30, 2006
						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2005	4,787,889	$28,211,000	(39,581)	$(556,000)	$6,647,000	$(918,000)	$33,384,000
Dividends paid	-	-	-	-	(1,145,000)	-	(1,145,000)
5% stock dividend (payable
November 15, 2006)	241,181	3,135,000	(1,066)	(14,000)	(3,121,000)	-	-
Common stock issued under stock plans	-	-	34,637	481,000	-	-	481,000
Payment of discount on dividend
reinvestment plan	-	(10,000)	-	-	-	-	(10,000)
Repurchase common stock	-	-	(7,370)	(103,000)	-	-	(103,000)
Exercise of stock options	35,736	233,000	(9,000)	(132,000)	-	-	101,000
Stock options earned	-	38,000	-	-	-	-	38,000
Tax benefit on stock options exercised	-	174,000	-	-	-	-	174,000
Comprehensive income:
Net income for the nine months
ended September 30, 2006	-	-	-	-	3,501,000	-	3,501,000
Unrealized holding gains on securities
available for sale arising during the period
(net taxes of $113,000)	-	-	-	-	-	179,000	179,000

Total comprehensive income, net of tax							3,680,000

Balance -- September 30, 2006	5,064,806	$31,781,000	(22,380)	$(324,000)	$5,882,000	$(739,000)	$36,600,000

	For the Nine Months Ended September 30, 2005

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Loss,
	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2004	3,534,282	$23,893,000	$6,746,000	$(179,000)	$30,460,000
Dividends paid	-	-	(926,000)	-	(926,000)
Stock Split - 4 for 3	1,190,344	-	-	-	-
5% stock dividend (payable
November 15, 2005)	238,743	3,336,000	(3,336,000)	-	-
Common stock issued under stock plans	33,732	580,000	-	-	580,000
Exercise of stock options	16,475	143,000	-	-	143,000
Tax benefit on stock options exercised	-	70,000	-	-	70,000
Comprehensive income:
Net income for the nine months
ended September 30, 2005	-	-	3,302,000	-	3,302,000
Unrealized holding losses on securities
available for sale arising during the period
(net tax benefit of $199,000)	-	-	-	(317,000)	(317,000)
Total comprehensive income, net of tax					2,985,000

Balance -- September 30, 2005	5,013,576	$28,022,000	$5,786,000	$(496,000)	$33,312,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation, (the “Corporation”) and its wholly owned subsidiary, Atlantic Stewardship Bank (the “Bank”). The Bank includes its wholly owned subsidiaries, Stewardship Investment Corp. and Stewardship Realty, LLC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation. The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

 Share-based Payment Cost

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) under the applied modified perspective method. With limited exceptions, SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and to recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Index

Prior to the adoption of SFAS No. 123(R), and in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Corporation accounted for share-based payments under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations.

At September 30, 2006, the Corporation had five stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan, the 2001 Stock Option Plan for Non-Employee Directors and the 2006 Stock Option Plan for Non-Employee Directors. The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation. The Corporation did not grant shares under this plan during the first nine months of 2005 or 2006.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in the form of shares of the Corporation’s common stock, rather than in cash. The Corporation recorded $51,000 and $16,000 in directors’ expense for the nine months ended September 30, 2006 and 2005, respectively, and $17,000 and $5,000 in directors’ expense for the quarters ended September 30, 2006 and 2005, respectively, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors. The following table represents the stock activity for the nine months ended September 30, 2006 and 2005:
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	75,989	$6.03	78,422	$6.11
Granted	-	-	-	-
Exercised	-	-	1,623	6.21
Forfeited	486	12.96	729	12.96
Outstanding at end of period	75,503	$5.99	76,070	$6.04
Options exercisable	75,503		69,020
Weighted-average fair value of
options granted during the period	-		-

Options outstanding as of September 30, 2006 had a weighted average remaining contractual life of 2.24 years. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the options at September 30, 2006 was $529,000.

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation. In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $38,000 of directors’ compensation expense
Index

for share-based payments for the nine months ended September 30, 2006 with a related income tax benefit of $15,000 and expense of $14,000 for the quarter ended September 30, 2006, with related income tax benefit of $5,000. This expense relates to non-qualified stock options that were outstanding but not yet vested as of September 30, 2006. Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

The 2006 Stock Option Plan for Non-Employee Directors, which provides for options to purchase shares of common stock to be issued to non-employee directors, was adopted by the shareholders at the Annual Meeting in May, 2006. Options were granted on June 30, 2006.

The following table represents the stock activity for Non-Employee Directors for the nine months ended September 30, 2006 and 2005:

	2006		2005
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	45,568	$7.12	69,690	$6.98
Granted	52,500	12.86	-	-
Exercised	37,523	6.20	21,441	6.20
Expired	2,685	6.20	8,041	12.96
Outstanding at end of period	57,860	$12.96	40,208	$6.20
Options exercisable	5,360		18,765
Weighted-average fair value of
options granted during the period	$4.55		-

Options outstanding as of September 30, 2006 had a weighted average remaining contractual life of 5.51 years. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There was no intrinsic value of the options at September 30, 2006 because the exercise price exceeded the market value of the stock at September 30, 2006. As of September 30, 2006, there was approximately $225,000 of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over the next five years.

Index

The following table sets forth the pro forma net income and earnings per share for the three months and nine months of 2005 as if the fair value based method set forth in SFAS No. 123(R) had been applied to all share-based arrangements.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net Income:
Net income as reported	$1,159,000	$3,302,000
Stock-based compensation expense included in net
Income, net of related tax effects	3,000	9,000
Total stock-based compensation expense determined
Under fair value based method for all awards,
Net of related tax effects	(17,000)	(53,000)
Pro forma net income	$1,145,000	$3,258,000

Earnings per share:
As reported basic earnings per share	$0.23	$0.66
As reported diluted earnings per share	0.23	0.66
Pro forma basic earnings per share	0.23	0.65
Pro form diluted earnings per share	0.23	0.64

Share data has been restated to reflect a 5% stock dividend paid November 15, 2005 and a 5% stock dividend payable November 15, 2006.

There were stock options awarded under the 2006 Stock Option Plan for Non-Employee Directors on June 30, 2006. The fair value of options granted for Directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

	Director	Director	Director
	Stock Options	Stock Options	Stock Options
	2001	2005	2006

Dividend yield	1.62%	1.79%	2.25%
Expected volatility	39.76%	33.19%	36.72%
Risk-free interest rate	6.65%	4.34%	5.21%
Expected life	7 years	5 years	6 years
Fair value at grant date	$2.80	$4.29	$4.55

Index

Note 2. Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire year. All share and per share amounts have been restated for stock splits and stock dividends.

Index

Stewardship Financial Corporation and Subsidiary Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3. Securities Available for Sale

The following table sets forth the amortized cost and fair value of the Corporation's securities available for sale as of September 30, 2006 and December 31, 2005. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at fair value.

	September 30, 2006
		Gross		Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$35,933,000	$38,000	$507,000	$35,464,000
Obligations of state and political
subdivisions	1,856,000	1,000	28,000	1,829,000
Mortgage-backed securities	29,083,000	26,000	705,000	28,404,000
Community Reinvestment Act Fund	1,108,000	-	25,000	1,083,000
	$67,980,000	$65,000	$1,265,000	$66,780,000

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$-	$5,000	$496,000
U.S. government-sponsored agencies	33,140,000	-	662,000	32,478,000
Obligations of state and political
subdivisions	2,068,000	-	37,000	2,031,000
Mortgage-backed securities	28,879,000	8,000	777,000	28,110,000
Community Reinvestment Act Fund	1,071,000	-	20,000	1,051,000
	$65,659,000	$8,000	$1,501,000	$64,166,000

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

Note 4. Securities Held to Maturity

The following table sets forth the amortized cost and fair value of the Corporation's securities held to maturity as of September 30, 2006 and December 31, 2005. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	September 30, 2006
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$502,000	$-	$1,000	$501,000
U.S. government-sponsored agencies	11,775,000	13,000	105,000	11,683,000
Obligations of state and political
subdivisions	18,993,000	33,000	114,000	18,912,000
Mortgage-backed securities	7,304,000	31,000	119,000	7,216,000
	$38,574,000	$77,000	$339,000	$38,312,000
	December 31, 2005
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$1,004,000	$2,000	$1,000	$1,005,000
U.S. government-sponsored agencies	12,113,000	1,000	180,000	11,934,000
Obligations of state and political
subdivisions	15,747,000	27,000	128,000	15,646,000
Mortgage-backed securities	8,937,000	60,000	123,000	8,874,000
	$37,801,000	$90,000	$432,000	$37,459,000

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

Index

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

	September 30,	December 31,
	2006	2005

Mortgage
Residential	$46,098,000	$45,604,000
Commercial	169,586,000	163,309,000
Commercial	74,698,000	65,011,000
Equity	19,819,000	20,271,000
Installment	52,459,000	51,540,000
Other	374,000	506,000
Total loans	363,034,000	346,241,000

Less: Deferred loan fees	437,000	418,000
Allowance for loan losses	4,086,000	3,847,000
	4,523,000	4,265,000

Loans, net	$358,511,000	$341,976,000

Note 6. Allowance for loan losses

	Nine Months Ended September 30,
	2006	2005

Balance, beginning of period	$3,847,000	$3,299,000
Provision charged to operations	250,000	450,000
Recoveries of loans charged off	26,000	4,000
Loans charged off	(37,000)	(39,000)

Balance, end of period	$4,086,000	$3,714,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 7. Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans. The following table sets forth information regarding the impaired loans as of the periods indicated.

	September 30,	December 31,
	2006	2005

Impaired loans
With related allowance for loan losses	$80,000	$152,000
Without related allowance for loan losses	123,000	320,000
Total impaired loans	$203,000	$472,000

Related allowance for loan losses	$35,000	$29,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 8. Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS No. 155 further amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS No. 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS No. 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Corporation’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets”

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” (“SFAS No. 156.”) SFAS No. 156 requires the recognition of servicing assets or servicing liabilities each time an entity undertakes an obligation to service a financial asset; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and, permits an entity to choose either to (1) amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or (2) measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At its initial adoption, SFAS No. 156 permits a one-time reclassification of available for sale securities to trading securities provided that the available for sale securities are identified in some manner as offsetting exposure to changes in fair value of servicing assets or servicing liabilities subsequently being measured at fair value. SFAS No. 156 requires separate financial statement presentation of servicing assets and servicing liabilities subsequently measured at fair value and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for the Corporation on January 1, 2007. The Corporation does not expect adoption to have a significant impact on the consolidated financial statements, results of operation or liquidity of the Corporation.

Index

FIN 48, “Accounting for Uncertainty in Income Taxes”

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires the recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of the adoption of FIN 48.

SFAS No. 157, “Fair Value Measurements”

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides for a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of the Corporation.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R”

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 will require companies to measure the funded status of a plan as of the date of their fiscal year end financial statements with limited exceptions. The effective date to recognize the funded status of the plans and presentation of disclosures is as of the end of the fiscal year ending after December 15, 2006. The effective date for measuring plan assets and benefit obligations as of the fiscal year end is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on our financial statements as the Corporation does not currently offer a defined benefit plan for its employees.

Staff Accounting Bulletin 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September, 2006, the SEC issued Staff Accounting Bulletin 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The Bulletin was issued to provide consistency in the quantification of financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income

Index

statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The financial statements may not reflect appropriate balances at year end if either approach is used exclusively. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 allows companies to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The Corporation is currently evaluating the provisions of SAB 108 and its potential effect on its financial statements.

EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The employer should record a liability related to the future benefits in accordance with FASB Statement of Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this issue through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior period. The Corporation does not believe the adoption of EITF 06-4 will have a material impact on its financial statements.

Index

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$1,225	$1,159	$3,501	$3,302

Weighted average shares	5,042	5,009	5,020	4,983
Effect of dilutive stock options	41	62	48	59
Total weighted average dilutive shares	5,083	5,071	5,068	5,042

Basic earnings per share	$0.24	$0.23	$0.70	$0.66
Diluted earnings per share	$0.24	$0.23	$0.69	$0.66

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2005 and a 5% stock dividend payable November 15, 2006.

Note 10. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. The Corporation’s total comprehensive income for the nine months ended September 30, 2006 and 2005 was $3.7 million and $3.0 million, respectively, and for the three months ended September 30, 2006 and 2005 was $1.9 million and $971,000, respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

Index

Stewardship Financial Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we” and “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by this report, contains a summary of the Corporation’s significant accounting policies. Management also believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. The Audit Committee and the Board of Directors periodically review this critical policy and its application.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their

Index

examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Financial Condition

Total assets increased by $26.4 million, or 5.5%, from $482.7 million at December 31, 2005 to $509.1 million at September 30, 2006. Net loans increased by $16.5 million, or 4.8%, despite the Corporation participating approximately $7.1 million of commercial mortgages during the first quarter of 2006 and transferring its credit card portfolio, totaling $3.5 million to loans held for sale. Loans held for sale increased by $3.9 million, primarily due to the credit card portfolio transfer. Securities available for sale increased by $2.6 million and cash and cash equivalents increased by $2.3 million from December 31, 2005 to September 30, 2006. The composition of the loan portfolio is basically unchanged at September 30, 2006 when compared with the portfolio at December 31, 2005.

Deposits totaled $426.7 million at September 30, 2006, an increase of $23.3 million, or 5.8%, from $403.5 million at December 31, 2005. Interest-bearing deposits increased by $14.4 million, or 4.7%, to $323.5 million, and noninterest-bearing deposits increased by $8.9 million, or 9.4%, to $103.2 million at September 30, 2006. The Corporation is experiencing strong competition in attracting deposits due to the current interest environment and flat yield curve. The Corporation opened its tenth branch in Montville, Morris County, New Jersey in February 2006 and this new market has helped to obtain a strong core deposit base. In addition, the Corporation entered the brokered certificate of deposit market that provided $15.7 million in certificates of deposit with average remaining maturities of 5.3 months and average yields of 5.14%.

The Corporation has begun the building of our new Wyckoff branch, anticipated to open in the second quarter of 2007. In addition, regulatory approval has been received for our twelth branch to be located in North Haledon, Passaic County, New Jersey and will also open in 2007. These new locations will provide access to a new customer base as well as service our existing customers. The challenges of the rising interest rate environment and the strong competitive market for deposits is expected to continue for the remainder of the year and will require the Corporation to continue to look at a blend of new deposit products and borrowings in order to fund the balance sheet.

During the third quarter of 2006, the Corporation explored opportunities to improve future financial performance. Management completed an analysis of its credit card portfolio and determined that a sale of the credit card assets could be completed at a premium, while providing future income and enhanced products to our customers. As of September 30, 2006, it was the intention of management to obtain an interested buyer for the credit card portfolio and therefore the credit card balances totaling $3.5 million were transferred to loans held for sale. On October 23, 2006, the Corporation entered into an agreement with Elan Financial Services (“Elan”) to sell the credit card portfolio and on October 31, 2006, the transaction was consummated. Elan, a national credit card

Index

issuer has purchased the Bank’s existing credit card portfolio and subsequently will issue credit cards for the Bank under the name of Atlantic Stewardship Bank. Pursuant to the agreement with Elan, the Bank will continue to receive compensation from Elan in the future resulting from ongoing portfolio and new account activity. Although the estimate is preliminary in nature and may be subject to adjustment, the Corporation anticipates that it will recognize a gain for the Fourth quarter of 2006, net of income taxes, of approximately $400,000 to $500,000, as a result of the final settlement with Elan.

Upon completion of the credit card negotiations, the Corporation also effectuated a restructuring of the available for sale investment portfolio. Based on market conditions, the Corporation was able to sell $17.3 million U.S. Agency and Mortgage-backed securities yielding 3.87% with and average duration of 1.85 years resulting in an after-tax charge of approximately $380,000. The Corporation utilized the proceeds to purchase $13.2 million of U.S. agency and mortgage backed securities yielding 5.77% with an average duration of 3.5 years. The remainder of the proceeds will be used to fund loan commitments with average yields of 7.16%.

It is anticipated that both the credit card sale and the investment portfolio restructuring will position the Corporation to improve future financial performance.

Results of Operations
Nine Months Ended September 30, 2006 and 2005

General

The Corporation reported net income of $3.50 million, or $0.69 diluted earnings per share, for the nine months ended September 30, 2006, compared to $3.30 million, or $0.66 diluted earnings per share for the same period in 2005. The $199,000 increase was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by an increase in noninterest expense.

Net interest income

Net interest income increased by $809,000, or 6.0%, for the nine months ended September 30, 2006 as compared with the corresponding period in 2005. The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the nine months ended September 30, 2006 and 2005, including: (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2006			2005
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)	$356,857	$18,963	7.10%	$309,682	$15,268	6.59%
Taxable investment securities (1)	85,211	2,702	4.24	79,347	2,259	3.81
Tax-exempt investment securities (1) (2)	17,877	606	4.53	19,349	658	4.55
Other interest-earning assets	498	29	7.79	8,923	202	3.03
Total interest-earning assets	460,443	22,300	6.48	417,301	18,387	5.89

Non-interest-earning assets:
Allowance for loan losses	(3,993)			(3,530)
Other assets	32,584			27,276
Total assets	$489,034			$441,047

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$115,775	$1,433	1.65	$135,216	$1,128	1.12
Savings deposits	43,026	188	0.58	49,003	217	0.59
Time deposits	154,696	4,567	3.95	107,756	2,457	3.05
Repurchase agreements	6,755	220	4.35	2,776	53	2.55
FHLB Borrowing	31,333	1,034	4.41	17,254	461	3.57
Subordinated debenture	7,217	365	6.76	7,217	365	6.76
Total interest-bearing liabilities	358,802	7,807	2.91	319,222	4,681	1.96
Non-interest-bearing liabilities:
Demand deposits	91,335			86,414
Other liabilities	3,991			3,497
Stockholders' equity	34,906			31,914
Total liabilities and stockholders' equity	$489,034			$441,047

Net interest income (taxable equivalent basis)		$14,493			$13,706
Tax equivalent adjustment		(189)			(211)
Net interest income		14,304			13,495

Net interest spread (taxable equivalent basis)			3.57%			3.93%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			4.21%			4.39%

_____________________________
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

Index

Total interest income on a tax equivalent basis increased by $3.9 million, or 21.3%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. An increase in the yields in the loan and investment portfolio and a shift of assets into loans provided an increase in tax equivalent yields on interest earning assets of 59 basis points from 5.89% for the nine months ended September 30, 2005 to 6.48% for the same period in 2006. The average balance of interest-earning assets increased by $43.1 million, or 10.3%, from $417.3 million for the nine months ended September 30, 2005 to $460.4 million for the same period in 2006, primarily due to strong loan demand and an increase in taxable investment securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase $47.2 million to an average of $356.9 million for the nine months ended September 30, 2006, from an average of $309.7 million for the comparable period in 2005. Taxable investment securities increased by $5.9 million to an average of $85.2 million as the Corporation deployed short-term assets into securities.

Interest paid on deposits and borrowed money increased by $3.1 million, or 66.8%, due to an increase in deposits and borrowings and an increase in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $358.8 million for the nine months ended September 30, 2006 from $319.2 million for the comparable 2005 period, primarily as a result of the Corporation’s expanding customer base, issuance of brokered certificates of deposit, new product offerings and increased use of FHLB borrowings. Yields on deposits and borrowed money increased from 1.96% for the nine month period ended September 30, 2005 to 2.91% for the comparable period in 2006. Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and in the nature and volume of the Corporation’s loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $250,000 and $450,000 during the nine months ended September 30, 2006 and 2005, respectively. The decrease in the provision was primarily due to lower loan growth in 2006 than experienced in 2005 and an improvement in nonperforming loans since December 31, 2005. See the “Asset Quality” section for a summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Index

Noninterest income

Noninterest income increased by $486,000, or 20.3%, from $2.40 million for the nine month period ended September 30, 2005, to $2.89 million for the comparable period in 2006. Income derived from the merchant credit card processing program increased by $211,000 due to an expanding merchant base and deposit related fees increased by $155,000 for the nine month period ended September 30, 2006 compared to the same period for 2005 primarily due to the implementation of an overdraft protection program which was offered to customers beginning March 1, 2006. This program provides eligible customers with an overdraft line available for check writing and ATM, ACH, and Debit card transactions. The Bank purchased bank owned life insurance in April, 2005, which contributed $232,000 to noninterest income during the nine month period ended September 30, 2006, compared with $132,000 for the comparable period in 2005.

Noninterest expense

Noninterest expense increased by approximately $1.19 million, or 11.5%, to $11.51 million for the nine months ended September 30, 2006, compared to $10.32 million for the same period in 2005. Salaries and employee benefits, the major component of noninterest expense, increased by $480,000, or 10.5%, during the nine months ended September 30, 2006 compared to the same period in 2005. This increase was due to general increases for merit and performance and increases in staffing to support the new Montville branch, the lending department and the executive administration. Occupancy and equipment expense increased by $383,000, or 29.7%, primarily to support the new Montville branch, the newly relocated Waldwick branch which opened in the fall of 2005 and the rental expense attributed to the Wyckoff branch, scheduled to open in 2007. The increase in the merchant card processing business caused merchant processing expense to increase by $203,000 in the nine months ended September 30, 2006.

Income taxes

Income tax expense totaled $1.93 million for the nine months ended September 30, 2006, for an effective tax rate of 35.5%. For the nine months ended September 30, 2005, income tax expense totaled $1.82 million, for an effective tax rate of 35.6%.

Results of Operations
Three Months Ended September 30, 2006 and 2005

General

The Corporation reported net income of $1.23 million, or $0.24 diluted earnings per share for the three months ended September 30, 2006, compared to $1.16 million, or $0.23 diluted earnings per share for the same period in 2005. The $66,000 increase was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan loss, partially offset by an increase in noninterest expense.

Index

Net interest income

Net interest income increased by $251,000, or 5.4%, for the three months ended September 30, 2006, as compared with the corresponding period in 2005. The increase was primarily due to an increase in average net interest-earning assets and a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the three months ended September 30, 2006 and 2005, including: (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2006			2005
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)	$366,340	$6,685	7.24%	$321,177	$5,399	6.67%
Taxable investment securities (1)	83,904	930	4.40	84,136	817	3.85
Tax-exempt investment securities (1) (2)	20,361	242	4.72	18,999	210	4.39
Other interest-earning assets	627	11	6.96	12,081	101	3.32
Total interest-earning assets	471,232	7,868	6.62	436,393	6,527	5.93

Non-interest-earning assets:
Allowance for loan losses	(4,061)			(3,670)
Other assets	32,791			28,572
Total assets	$499,962			$461,295

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$113,829	$546	1.90%	$136,318	$411	1.20%
Savings deposits	41,388	61	0.58	47,697	71	0.59
Time deposits	168,333	1,789	4.22	127,242	1,079	3.36
Repurchase agreements	8,106	95	4.65	2,474	20	3.21
FHLB Borrowing	27,489	315	4.55	15,607	143	3.64
Subordinated debenture	7,217	122	6.71	7,217	122	6.71
Total interest-bearing liabilities	366,362	2,928	3.17	336,555	1,846	2.18
Non-interest-bearing liabilities:
Demand deposits	93,296			87,860
Other liabilities	4,314			4,006
Stockholders' equity	35,990			32,874
Total liabilities and stockholders' equity	$499,962			$461,295

Net interest income (taxable equivalent basis)		$4,940			$4,681
Tax equivalent adjustment		(75)			(67)
Net interest income		4,865			4,614

Net interest spread (taxable equivalent basis)			3.45%			3.75%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			4.17%			4.27%

__________________
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

Index

Total interest income on a tax equivalent basis increased by $1.3 million, or 20.5%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets. The average balance of interest-earning assets increased by $34.8 million, or 8.0%, from $436.4 million for the three months ended September 30, 2005 to $471.2 million for the same period in 2006, primarily due to strong loan demand and an increase in taxable investment securities. The Corporation continued to experience an increase in loan demand which caused loans on average to increase by $45.2 million to an average of $366.3 million for the three months ended September 30, 2006, from an average of $321.1 million for the comparable period in 2005.

Interest paid on deposits and borrowed money increased by $1.1 million, or 58.6%, due to an increase in deposits and FHLB borrowings and an increase in rates paid on deposits. The average balance of total interest-bearing deposits and borrowed money increased to $366.4 million for the three months ended September 30, 2006 from $336.6 million for the comparable period in 2005, primarily as a result of the Corporation’s expanding customer base, issuance of brokered certificates of deposit and new product offerings. Yields on deposits and borrowed money increased from 2.18% for the three month period ended September 30, 2005 to 3.17% for the comparable period in 2006. Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and in the nature and volume of the Corporation’s loan activity. The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $90,000 and $150,000 during the three months ended September 30, 2006 and 2005, respectively. The decrease in the provision was primarily due to lower loan growth and a lower increase in nonperforming loans for the quarter ended September 30, 2006 than experienced in the quarter ended September 31, 2005. See the “Asset Quality” section for a summary of allowance for loan losses and nonperforming assets. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased by $129,000, or 15.1%, from $854,000 for the three month period ended September 30, 2005 to $983,000 for the comparable period in 2006. Income derived from the merchant credit card processing program increased by $82,000 due to an expanding merchant base and deposit related fees increased by $43,000 for the three month period ended September 30, 2006 compared to the same period for 2005 due to the implementation of an overdraft protection program.

Index

Noninterest expense

Noninterest expense increased by approximately $316,000, or 8.9%, to $3.87 million for the three months ended September 30, 2006, compared to $3.55 million for the same period in 2005. Salaries and employee benefits, the major component of noninterest expense, increased by $126,000, or 7.9%, during the three months ended September 30, 2006. This increase was due to general increases for merit and performance and increases in staffing to support the new Montville branch, the lending department and the executive administration. Occupancy and equipment expense increased by $154,000, or 36.5%, primarily to support the new Montville branch, the newly relocated Waldwick branch which opened in the fall of 2005 and the rent expense attributed to the new Wyckoff branch. The increase in the merchant card processing business caused merchant processing expense to increase by $73,000 for the quarter ended September 30, 2006.

Income taxes

Income tax expense totaled $665,000 for the three months ended September 30, 2006, for an effective tax rate of 35.2%. For the three months ended September 30, 2005, income tax expense totaled $607,000, for an effective tax rate of 34.4%.

Asset Quality

The Corporation’s principal earning assets are its loans to businesses and individuals located in northern New Jersey. Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay their loans under their existing loan agreements. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

	09/30/06	06/30/06	03/31/06	12/31/05
	(Dollars in Thousands)
Nonaccrual loans: (1)	$203	$258	$184	$472
Loans past due 90 days or more: (2)	157	11	5	55
Total nonperforming loans	$360	$269	$189	$527

Allowance for loan losses	$4,086	$4,011	$3,920	$3,299

Nonaccrual loans to total loans	0.06%	0.07%	0.05%	0.14%
Nonperforming loans to total loans	0.10%	0.08%	0.06%	0.15%
Nonperforming loans to total assets	0.07%	0.05%	0.04%	0.11%
Allowance for loan losses to total loans	1.11%	1.11%	1.13%	1.11%

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

Index

There were no loans at September 30, 2006 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectibility of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk

The Corporation’s primary exposure to market risk arises from changes in market interest rates (“interest rate risk”). The Corporation’s profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Corporation’s net interest income to adverse movements in interest rates. Although the Corporation manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Corporation’s financial condition. The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap. Interest sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same period of time. The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 2006.

The Corporation is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Corporation’s consolidated balance sheet until the instrument is exercised.

Index

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital, however, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital. There are no conditions or events subsequent to that date that management believes have changed the Corporation’s capital adequacy.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2006 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table reflects the Corporation’s capital ratios at September 30, 2006.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	11.33%	7.33%
Total	8.00%	12.38%	4.38%
Leverage Ratio	4.00%	8.84%	4.84%

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition. The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2006, the

Index

Corporation has outstanding loan commitments of $28.1 million and unused lines and letters of credit totaling $95.3 million. Certificates of deposit scheduled to mature in one year or less, at September 30, 2006, totaled $101.3 million. Management believes that a significant portion of such deposits will remain with the Corporation. Cash and cash equivalents increased $2.3 million during the first nine months of 2006. Net operating and financing activities provided $4.2 million and $22.2 million, respectively, and investing activities used $24.0 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Corporation’s chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Corporation’s internal control over financial reporting that occurred during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 1A.   Risk Factors

  There have been no material changes in the Corporation’s risk factors as previously described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.   Exhibits

(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	November 14, 2006	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive
Officer
(authorized officer on behalf
of registrant)

Date:	November 14, 2006	By:	/s/ Julie E. Holland
Julie E. Holland
Senior Vice President and Treasurer
(principal accounting officer)

Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Paul Van Ostenbridge required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Julie E. Holland required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Paul Van Ostenbridge and Julie E. Holland required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Index