Form 10-K
period 2006-12-31
STEWARDSHIP FINANCIAL CORP
filed 2007-04-02
CIK 1023860

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-21855

Stewardship Financial Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-3351447
(State of other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

630 Godwin Avenue, Midland Park, NJ	07432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (201) 444-7100

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes (     )    No (  X   )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (     )    No (  X  )

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ( X )   No  (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes (     )   No ( X  )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2006 was $ 54,791,000.

As of  March 26, 2007  5,019,729 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 6	Selected Financial Data	Registrant’s Annual Report to Shareholders
under the caption “Consolidated Financial
Summary of Selected Financial Data.”

Item 7	Management’s Discussion	Registrant’s Annual Report to Shareholders
	and Analysis of Financial	under the caption “Management’s Discussion
	Condition and Results	and Analysis of Financial Condition and
	of Operations	Results of Operations.”

Item 7A	Quantitative and Qualitative	Registrant’s Annual Report to Shareholders
	Disclosures About Market	under the caption “Management’s Discussion
	Risk	and Analysis of Financial Condition and
Results of Operations – Market Risk”.

Item 8	Financial Statements and	Registrant’s Annual Report to Shareholders
	Supplementary Data	under the caption “Consolidated Statements of
Financial Condition.”

Item 10	Directors and Executive	Proxy Statement for 2007 Annual Meeting
	Officers of the Company;	of Shareholders under the caption,
	Compliance with Section	“Proposal I – Election of Directors”, “Senior Executive
	16(a) of the Exchange Act	Officers” and “Compliance with Section 16(a) of the
Securities Exchange Act of 1934, to be filed no later
than April 30, 2007.

Item 11	Executive Compensation	Proxy Statement for 2007 Annual Meeting
of Shareholders under the captions,
“Compensation Discussion and Analysis”
and “Executive Compensation,” to be filed
no later than April 30, 2007.

Item 12	Security Ownership of	Proxy Statement for 2007 Annual Meeting
	Certain Beneficial Owners	of Shareholders under the caption, “Stock
	and Management	Ownership of Management and Principal
Shareholders,” to be filed no later than
April 30, 2007.

Item 13	Certain Relationships and	Proxy Statement for 2007 Annual Meeting
	Related Transactions	of Shareholders under the caption, “Certain
Relationships and Related Transactions,” to be
filed no later than April 30, 2007.

Item 14	Principal Accountant	Proxy Statement for 2007 Annual Meeting
	Fees and Services	of Shareholders under the Captions,
“Independent Auditors” and “Fees
Billed by Accounting Firms
During Fiscal 2006 and Fiscal
2005,” to be filed no later than
April 30, 2007.

Part I

Item 1  -  Business

General

Stewardship Financial Corporation (the “Corporation” or “Registrant”) is a one-bank holding company, which was incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the “Bank”).  The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”).  Pursuant to the New Jersey Banking Act of 1948, as amended (the “New Jersey Banking Act”), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996.  As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value (“Common Stock”) of the Corporation for each outstanding share of the common stock of the Bank.  The only significant activity of the Corporation is ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984.  At December 31, 2006, the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its nine branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 1111 Goffle Road, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 2 Changebridge Road, Montville, New Jersey, 249 Newark Pompton Turnpike, Pequannock, New Jersey, 64 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 400 Hamburg Turnpike, Wayne, New Jersey and 311 Valley Road, Wayne, New Jersey.  The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite branch in the Christian Health Care Center, Wyckoff, New Jersey and in our former branch location at 30 Franklin Turnpike, Waldwick, New Jersey.  During the first quarter of 2007 the Bank opened a tenth branch at 378 Franklin Avenue, Wyckoff, New Jersey and closed its ATM at the former branch location at 30 Franklin Turnpike, Waldwick, New Jersey.

The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The operations of the Corporation and the Bank are subject to the supervision and  regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”).  The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432, and the telephone number is (201) 444-7100.  Stewardship Investment Corp. is a wholly-owned non-bank subsidiary of the Bank, whose primary business is to own and manage the Bank’s investment portfolio.  Stewardship Realty, LLC is a subsidiary of the Bank, whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey.  In addition to the Bank, in 2003, the Corporation formed a second subsidiary, Stewardship Statutory Trust I for the purpose of issuing trust preferred securities.

Business of the Corporation

The Corporation’s primary business is the ownership and supervision of the Bank.  The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Corporation structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic counties, New Jersey.  The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

In addition, in forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders.  This vision has been reflected in the Bank’s tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian organizations and civic organizations in the communities where the Bank maintains branches.

Service Area

The Corporation’s service area primarily consists of the Bergen, Passaic and Morris Counties in the New Jersey market, although the Corporation makes loans throughout New Jersey.  At December 31, 2006, the Corporation operated its main office in Midland Park, New Jersey and nine existing branch offices in Hawthorne, Ridgewood, Montville, Pequannock, Waldwick and Wayne, New Jersey.

Competition

The Corporation competes for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Corporation.  Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents and companies located in the Corporation’s service area.  Certain of these institutions have significantly higher lending limits than the Corporation and provide services to their customers that the Corporation does not offer.

Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management’s knowledge and awareness of the Corporation’s service area, customers and business.

Employees

At December 31, 2006, the Corporation employed 106 full-time employees and 34 part-time employees.  None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not stockholders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s business.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

Regulation of the Corporation

BANK HOLDING COMPANY ACT.  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Corporation is subject to the regulation and supervision of the FRB.  The Corporation is required to file with the FRB annual reports and other information showing that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares), or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any merger, acquisition, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default.  Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I” capital, consisting of common stockholders’ equity and certain preferred stock, less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“FSMA”).  The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company (“FHC”) under the BHCA.  A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized and well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”).  An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and “complementary” financial activities.

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

In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FSMA also contained a number of privacy requirements with which banks and other financial institutions must comply.  Under the FSMA, all financial institutions must adopt a privacy policy and make its policy known to those who became new customers and provide annual disclosure of its policy to all of its customers.  The Bank had to provide initial privacy notices to all existing customers by July 1, 2001.  Prior to disclosing a consumers’ nonpublic personal information (not covered by an exception) with nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity to opt out of having information shared.  The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer or consumer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the institution who happens also to be an employee of a nonaffiliated third party.

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

INSURANCE OF DEPOSITS.  The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the Deposit Insurance Fund (“DIF”) effective March 31, 2006.  As part of this legislation several changes were implemented.  Effective April 1, 2006, the insurance coverage limit for retirement accounts was increased to $250,000 with all other accounts remaining at $100,000 coverage.

The FDIC has established a risk-based assessment system for all insured depository institutions based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  In compliance with this mandate, FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.  Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.  The Corporation was not required to pay an assessment under these guidelines.

In addition to deposit insurance assessments, the FDIC is required to continue to collect payments for the servicing of the Financing Corporation (FICO) obligations that were issued in connection with the failure of certain savings and loan associations.  The Corporation paid $51,000 under this assessment.

In November 2006, the FDIC adopted a new risk-based insurance assessment effective January 1, 2007, designed to base what banks pay for deposit insurance on the risk they pose.  In 2007, assessment rates will range between 5 cents per $100 of assessable deposits in the lowest risk to 43 cents per $100 of assessable deposits in the highest risk category.  An FDIC assessment credit for prior years’ contributions is expected to offset this assessment in 2007.

DIVIDEND RIGHTS.  Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

CHECK CLEARING FOR THE 21ST CENTURY ACT.  (“Check 21 Act”)  Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check 21 Act.  The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2005.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check .  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The Federal Reserve’s amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks.  The amendments to Regulation CC also clarify some existing provisions of the rule and commentary.

USA PATRIOT ACT OF 2001. (“Patriot Act”)  -  On October 26, 2001, the Patriot Act was signed into law.  Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Our profitability depends significantly on economic conditions.  Our geographic concentration in northern New Jersey could make us vulnerable to changes in local economic conditions.

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

We face strong competition from banks, other financial institutions, money market mutual funds and brokerage firms within the New York metropolitan area.  A number of these entities have substantially greater resources and lending limits, larger branch systems and a wider array of banking services.  If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and suffer adverse consequences to the results of operations and financial condition.

Federal and State Regulations could restrict our business and non-compliance would result in penalties, litigation and damage to our reputation

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of New Jersey.  Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations.  Changes to statutes, regulations, regulatory policies, and interpretations of policies and regulations could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have polices and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

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

The trading history of our common stock has been characterized by relatively low trading volume.  The value of a shareholder’s investment may be subject to decreases due to the volatility of the price of our common stock which traded on the NASDAQ Bulletin Board. As of March 28, 2007, the Corporation’s Common Stock began trading on the NASDAQ Capital Stock Market.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:
•	actual or anticipated fluctuation in operating results;
•	changes in interest rates;
•	changes in legal or regulatory environment;
•	press releases, publicity, or announcements;
•	changes in expectation of our future financial performance;
•	future sales of our common stock;
•	changes in economic conditions; and
•	other developments affecting our corporation or our competitors

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

We may not be able to pay dividends in the future in accordance with past practice.

The Corporation has traditionally paid a quarterly dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its nine branch offices.  A tenth branch, located at 378 Franklin Avenue, Wyckoff, New Jersey opened for business in March 2007.  The property located at 612 Godwin Avenue is to be used for future administrative offices, pending the obtainment of all appropriate approvals and completing construction. The lease at 30 Franklin Turnpike was not renewed February 28, 2007.  The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2006.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

1111 Goffle Road	Leased	05/31/11
Hawthorne, NJ

2 Changebridge Road	Leased	03/31/15
Montville, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

190 Franklin Avenue	Leased	09/30/07
Ridgewood, NJ

30 Franklin Turnpike	Leased	02/28/07
Waldwick, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

87 Berdan Avenue	Leased	06/30/09
Wayne, NJ

311 Valley Road	Leased	11/30/08
Wayne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, New Jersey

378 Madison Avenue	Leased	04/25/25
Wyckoff, New Jersey

Item 3  -  Legal Proceedings

The Corporation and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business.  Management does not believe that there is any pending or threatened proceeding against the Corporation or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Corporation or the Bank.

Item 4  -  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of fiscal 2006.

Part II

Item 5  -  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Until March 27, 2007, the Corporation’s Common Stock traded on the OTC Bulletin Board under the symbol “SSFN”.  As of December 31, 2006, there were 982 shareholders of record of the Common Stock.  As of March 28, 2007, the Corporation’s Common Stock began trading on the Nasdaq Capital Stock Market.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board for the quarterly periods presented.  The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.  The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2006 and 2005, and a 4 for 3 stock split issued in July, 2005 respectively.

	Bid		Cash
	High	Low	Dividend
Year Ended December 31, 2006
Fourth quarter	$14.50	$12.65	$0.08
Third quarter	13.81	12.38	0.08
Second quarter	14.29	12.38	0.07
First quarter	15.24	13.44	0.07

Year Ended December 31, 2005
Fourth quarter	$14.76	$13.09	$0.07
Third quarter	16.33	14.29	0.06
Second quarter	16.26	12.99	0.06
First quarter	14.29	12.65	0.06

The Corporation may pay dividends as declared from time to time by the Corporation’s Board of Directors out of funds legally available therefore, subject to certain restrictions.  Since dividends from the Bank will be the Corporation’s main source of income, any restriction on the Bank’s ability to pay dividends will act as a restriction on the Corporation’s ability to pay dividends.  Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock or (ii) the payment of such dividend will not reduce the surplus of the Bank.  In addition, the Bank cannot pay dividends if doing so would reduce its capital below the regulatory imposed minimums.

During fiscal 2006, the Corporation paid quarterly cash dividends totaling $0.30 per share for an annual dividend payout ratio of 32.2%.  During fiscal 2005, the Corporation paid quarterly cash dividends totaling $0.25 per share for an annual dividend payout ratio of 27.8%.

Item 6  -  Selected Financial Data

The information required by this item is incorporated by reference from page A-2 of the Registrant’s Annual Report to Shareholders under the caption “Consolidated Financial Summary of Selected Financial Data.”

Item 7  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from page A-3 of the Registrant’s Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A  -  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference from page A-15 of the Registrant’s Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 8  -  Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from page A-22 of the Registrant’s Annual Report to Shareholders under the caption “Consolidated Statements of Financial Condition”

Item 9  -  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure

Information concerning changes in accountants will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the caption “Independent Auditors,” which is incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 9A  -  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)           Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 10  -  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the caption “Proposal I- Election of Directors” and “Senior Executive Officers.” Information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption “Compliance with Section 16(a) of the Securities Act of 1934,” each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Code of Ethics

The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions.  The Corporation’s Code of Ethical Conduct for Senior Financial Managers is posted on its website, www.asbnow.com.  The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K and by posting such information on its website.

Audit Committee and Audit Committee Financial Expert

The members of our audit committee as of December 31, 2006 were Harold Dyer (Chairman), John L. Steen, Michael Westra and Howard Yeaton.  The Audit Committee determined that Michael Westra and Howard Yeaton were

“audit committee financial experts” as defined by the Securities and Exchange Commission.   All members of our audit committee are “independent” for purposes of Rule 4200(a)(15) of NASD’s listing standards.

Item 11  -  Executive Compensation

Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis” and “Executive Compensation” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 12  -  Security Ownership of Certain Beneficial Owners and Management

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2006:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	133,283	9.01	302,303
Equity compensation plans not approved by security holders	0	0.00	579,587
Total	133,283	9.01	925,470

The equity compensation plans not approved by security holders are the Stock Bonus Plan and the Directors Stock Plan.  The Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation.  The Corporation has not granted shares under this plan since 1998.  The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation issued 2,026 shares from treasury stock and purchased 3,017 shares in the open market during 2006 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 13  -  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 14  -  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be included in the definitive Proxy Statement for the Corporation’s 2007 Annual Meeting of Shareholders under the caption “Fees Billed by Accountants During Fiscal 2006 and Fiscal 2005,” which is incorporated herein by reference.  It is expected that such Proxy Statement which will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Part IV

Item 15  -  Exhibits, Financial Statement Schedules

(a)  Exhibits

Exhibit Number	Description of Exhibits

3(i)	Certificate of Incorporation of the Corporation (1)
3(ii)	Bylaws of the Corporation (1)
10(i)	1995 Incentive Stock Option Plan (1)
10(ii)	1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)	1995 Employee Stock Purchase Plan (2)
10 (iv)	Stock Bonus Plan (2)
10 (v)	Stewardship Financial Corporation Dividend Reinvestment Plan (3)
10 (vi)	Stewardship Financial Corporation Director Stock Plan (4)
10(vii)	Amended and Restated 1995 Stock Option Plan (5)
10(viii)	Amended and Restated Director Stock Plan (5)
10(ix)	Dividend Reinvestment Plan (6)
10(x)	2001 Stock Option Plan For Non-Employee Directors (7)
10(xi)	Dividend Reinvestment Plan (8)
10(xii)	2006 Stock Option Plan for Non-Employee Directors (9)
13	Annual Report to Shareholders for the year ended December 31, 2006
14	Code of Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Accounting pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Vice President, Accounting pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________
(1)
Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation’s Registration Statement on Form 8-B, Registration No.  0-21855, filed December 10, 1996.

(2)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(3)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

(5)           Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s
Annual Report on Form 10-KSB, filed March 31, 1999.

(6)           Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

(7)	Incorporated by reference from Exhibit 4(b) from the Coporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.

(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.

(9)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer
Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 30, 2007
Paul Van Ostenbridge	(Principal Executive Officer)

/s/ Julie E. Holland	Senior Vice President, Accounting	March 30, 2007
Julie E. Holland	(Principal Financial
Officer and Principal
Accounting Officer)

/s/ Harold Dyer	Director	March 30, 2007
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 30, 2007
William Hanse

/s/ Margo Lane	Director	March 30, 2007
Margo Lane

/s/ Arie Leegwater	Director	March 30, 2007
Arie Leegwater

/s/ John L. Steen	Director	March 30, 2007
John L. Steen

/s/ Robert Turner	Secretary and Director	March 30, 2007
Robert Turner

/s/ William J. VanderEems	Director	March 30, 2007
William J. VanderEems

/s/ Abe Van Wingerden	Vice Chairman of the Board	March 30, 2007
Abe Van Wingerden

/s/ Michael Westra	Director	March 30, 2007
Michael Westra

/s/ Howard Yeaton	Director	March 30, 2007
Howard Yeaton