Form 10-Q
period 2007-03-31
STEWARDSHIP FINANCIAL CORP
filed 2007-05-15
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

( )	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding, net of treasury stock of the Issuer’s Common Stock, no par value, as of May 1, 2007 was 5,042,489.

Stewardship Financial Corporation

INDEX

PAGE
NUMBER
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at March 31, 2007 (Unaudited) and December 31, 2006	1

Consolidated Statements of Income for the Three Months ended March 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 (Unaudited)	3

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2007 and 2006 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5 - 12

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13 - 19

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	20

ITEM 4 - CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	21

ITEM 6 – EXHIBITS	21

SIGNATURES	22

EXHIBIT INDEX	23 -26

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2007	December 31, 2006

Assets

Cash and due from banks	$14,424,000	$14,861,000
Other interest-earning assets	2,194,000	836,000
Cash and cash equivalents	16,618,000	15,697,000

Securities available for sale	72,584,000	72,746,000
Securities held to maturity; estimated fair value
of $39,024,000 (2007) and $38,881,000 (2006)	39,229,000	39,163,000
FHLB-NY stock, at cost	1,593,000	1,899,000
Loans, net of allowance for loan losses of
of $ 4,093,000 (2007) and $4,101,000 (2006)	366,461,000	365,443,000
Mortgage loans held for sale	1,019,000	2,155,000
Premises and equipment, net	7,408,000	7,098,000
Accrued interest receivable	2,846,000	2,912,000
Intangible assets	94,000	102,000
Bank owned life insurance	8,600,000	8,522,000
Other assets	4,037,000	4,012,000

Total assets	$520,489,000	$519,749,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$93,671,000	$92,105,000
Interest-bearing	346,011,000	342,118,000

Total deposits	439,682,000	434,223,000

Other borrowings	21,086,000	27,892,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	8,838,000	9,023,000
Accrued interest payable	2,036,000	1,721,000
Accrued expenses and other liabilities	3,522,000	2,367,000

Total liabilities	482,381,000	482,443,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,019,729 and 5,017,919 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively.	31,172,000	31,148,000
Retained earnings	7,384,000	6,750,000
Accumulated other comprehensive loss	(448,000)	(592,000)

Total stockholders' equity	38,108,000	37,306,000

Total liabilities and stockholders' equity	$520,489,000	$519,749,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Loans	$6,570,000	$5,974,000
Securities held to maturity
Taxable	229,000	221,000
Non-taxable	177,000	118,000
Securities available for sale
Taxable	907,000	637,000
Non-taxable	14,000	7,000
FHLB dividends	26,000	20,000
Other interest-earning assets	9,000	7,000
Total interest and dividend income	7,932,000	6,984,000

Interest expense:
Deposits	2,760,000	1,777,000
Borrowed money	499,000	530,000
Total interest expense	3,259,000	2,307,000

Net interest income before provision for loan losses	4,673,000	4,677,000
Provision for loan losses	10,000	50,000
Net interest income after provision for loan losses	4,663,000	4,627,000

Noninterest income:
Fees and service charges	394,000	378,000
Bank owned life insurance	78,000	80,000
Gain on sales of mortgage loans	89,000	50,000
Merchant processing	365,000	266,000
Miscellaneous	70,000	96,000
Total noninterest income	996,000	870,000

Noninterest expenses:
Salaries and employee benefits	1,794,000	1,621,000
Occupancy, net	335,000	314,000
Equipment	217,000	242,000
Data processing	307,000	294,000
Advertising	76,000	87,000
FDIC insurance premium	13,000	13,000
Amortization of intangible assets	8,000	10,000
Charitable contributions	169,000	181,000
Stationery and supplies	83,000	76,000
Merchant processing	335,000	242,000
Bank-card related services	95,000	121,000
Miscellaneous	563,000	577,000
Total noninterest expenses	3,995,000	3,778,000

Income before income tax expense	1,664,000	1,719,000
Income tax expense	578,000	610,000
Net income	$1,086,000	$1,109,000

Basic earnings per share	$0.22	$0.22
Diluted earnings per share	$0.21	$0.22

Weighted average number of common shares outstanding	5,019,226	4,992,599
Weighted average number of diluted common
shares outstanding	5,060,773	5,050,265

Share data has been restated to reflect a 5% stock dividend paid November 15, 2006.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,086,000	$1,109,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	180,000	178,000
Amortization of premiums and accretion of discounts, net	39,000	79,000
Accretion of deferred loan fees	(34,000)	(29,000)
Provision for loan losses	10,000	50,000
Originations of mortgage loans held for sale	(7,586,000)	(3,419,000)
Proceeds from sale of mortgage loans	8,811,000	4,989,000
Gain on sale of loans	(89,000)	(50,000)
Deferred income tax expense (benefit)	26,000	(10,000)
Amortization of intangible assets	8,000	10,000
Nonqualified stock option expense	13,000	17,000
Increase in bank owned life insurance	(78,000)	(80,000)
Decrease in accrued interest receivable	66,000	10,000
Increase in other assets	(143,000)	(1,039,000)
Increase in accrued interest payable	315,000	323,000
Increase in other liabilities	155,000	737,000
Net cash provided by operating activities	2,779,000	2,875,000

Cash flows from investing activities:
Purchase of securities available for sale	(3,217,000)	(2,093,000)
Proceeds from maturities and principal repayments
on securities available for sale	4,605,000	2,902,000
Purchase of securities held to maturity	(2,089,000)	(679,000)
Proceeds from maturities and principal repayments on
securities held to maturity	1,842,000	2,331,000
Proceeds from calls on securities held to maturity	152,000	-
Redemption of FHLB-NY stock	306,000	261,000
Net (decrease) increase in loans	(994,000)	114,000
Additions to premises and equipment	(490,000)	(370,000)
Net cash provided by investing activities	115,000	2,466,000

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	1,566,000	(3,138,000)
Net increase (decrease) in interest-bearing deposits	3,893,000	(433,000)
Net (decrease) increase in securities sold under agreements
to repurchase	(185,000)	1,375,000
Net decrease in short term borrowings	(6,400,000)	(5,400,000)
Payments on long term borrowings	(406,000)	(393,000)
Cash dividends paid on common stock	(452,000)	(169,000)
Payment of discount on dividend reinvestment plan	(11,000)	-
Purchase of treasury stock	-	(103,000)
Issuance of common stock	22,000	38,000
Net cash used in financing activities	(1,973,000)	(8,223,000)

Net increase (decrease) in cash and cash equivalents	921,000	(2,882,000)
Cash and cash equivalents - beginning	15,697,000	14,028,000
Cash and cash equivalents - ending	$16,618,000	$11,146,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	2,944,000	1,980,000
Cash paid during the period for income taxes	25,000	200,000
Noncash investing activities - security purchase due broker	1,000,000	-
Noncash financing activities - issuance of common stock
under dividend reinvestment plan	-	211,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended March 31, 2007

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Loss,
	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	$6,750,000	$(592,000)	$37,306,000
Dividends Paid	-	-	(452,000)	-	(452,000)
Payment of discount on dividend
reinvestment plan	-	(11,000)	-	-	(11,000)
Common stock issued under stock plans	1,810	22,000	-	-	22,000
Stock option compensation expense	-	13,000	-	-	13,000
Comprehensive income:
Net income for the three months
ended March 31, 2007	-	-	1,086,000	-	1,086,000
Unrealized holding gains on securities
available for sale arising during the period
(net taxes of $91,000)	-	-	-	144,000	144,000
Total comprehensive income, net of tax					1,230,000

Balance -- March 31, 2007	5,019,729	$31,172,000	$7,384,000	$(448,000)	$38,108,000

	For the Period Ended March 31, 2006

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2005	5,027,283	$28,211,000	(41,560)	$(556,000)	$6,647,000	$(918,000)	$33,384,000
Dividends Paid	-	-	-	-	(379,000)	-	(379,000)
Common stock issued under dividend
reinvestment plan			16,166	211,000			211,000
Common stock issued under stock plans			2,703	37,000			37,000
Repurchase common stock	-	-	(7,739)	(103,000)	-	-	(103,000)
Stock option compensation expense		17,000					17,000
Comprehensive income:
Net income for the three months
ended March 31, 2006	-	-	-	-	1,109,000	-	1,109,000
Unrealized holding losses on securities
available for sale arising during the period
(net tax benefit of $78,000)	-	-	-	-	-	(125,000)	(125,000)
Total comprehensive income, net of tax							984,000

Balance -- March 31, 2006	5,027,283	$28,228,000	(30,430)	$(411,000)	$7,377,000	$(1,043,000)	$34,151,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Share-based Payment Cost

The Corporation records all share-based payment cost in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”).

Index

At March 31, 2007, the Corporation had four types of share-based payment programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.  The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the first three months of 2006 or 2007.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded $17,000 and $16,000 in directors expense for the three months ended March 31, 2007 and 2006, respectively, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the three months ended March 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	75,422	$5.98	75,989	$6.03
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	486	12.96	-	-
Outstanding at end of period	74,936	$5.94	75,989	$6.03
Options exercisable	74,936		75,989
Weighted-average remaining
contractual life	1.68 years		2.74 years
Aggregate intrinsic value	$567,000		$581,000

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $14,000 and $16,000 of director’s compensation expense for share-based payments for the three months ended March 31, 2007 and March 31, 2006, respectively.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of March 31, 2007 and March 31, 2006.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing

Index

operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

The 2006 Stock Option Plan for Non-Employee Directors, which provides for options to purchase shares of common stock to be issued to non-employee directors, was adopted by the shareholders at the Annual Meeting in May, 2006.  Options were granted on June 30, 2006.

The following table represents the stock activity for non-employee Directors for the three months ended March 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	57,860	$12.96	45,568	$7.12
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	57,860	$12.96	45,568	$7.12
Options exercisable	5,360		18,765
Weighted-average remaining
contractual life	4.98 years		0.62 years
Aggregate intrinsic value	$31,000		$299,000

As of March 31, 2007, there were approximately $198,000 of total unrecognized compensation costs related to nonvested stock options.  These costs are expected to be recognized over the next 4.1 years.

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3.   Securities Available for Sale

The following table sets forth the fair value of the Corporation's securities available for sale as of  March 31, 2007 and December 31, 2006.  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at fair value.

	March 31, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	32,932,000	40,000	242,000
Obligations of state and political
subdivisions	1,826,000	1,000	26,000
Mortgage-backed securities	36,712,000	57,000	547,000
Community Reinvestment Act Fund	1,114,000	-	19,000
	$72,584,000	$98,000	$834,000

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses

U.S. Treasury securities
U.S. government-sponsored agencies	$32,117,000	$28,000	$347,000
Obligations of state and political
subdivisions	1,823,000	-	30,000
Mortgage-backed securities	37,707,000	40,000	641,000
Community Reinvestment Act Fund	1,099,000	-	21,000
	$72,746,000	$68,000	$1,039,000

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

Note 4.   Securities Held to Maturity

The following table sets forth the amortized cost and fair value of the Corporation's securities held to maturity as March 31, 2007 and December 31, 2006.  Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	March 31, 2007
	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

U.S. Treasury securities	$501,000	$-	$1,000	$500,000
U.S. government-sponsored agencies	11,274,000	19,000	75,000	11,218,000
Obligations of state and political
subdivisions	20,447,000	59,000	148,000	20,358,000
Mortgage-backed securities	7,007,000	36,000	95,000	6,948,000
	$39,229,000	$114,000	$319,000	$39,024,000

	December 31, 2006
	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. Treasury securities	$502,000	$-	$2,000	$500,000
U.S. government-sponsored agencies	10,776,000	8,000	109,000	10,675,000
Obligations of state and political
subdivisions	20,516,000	53,000	154,000	20,415,000
Mortgage-backed securities	7,369,000	32,000	110,000	7,291,000
	$39,163,000	$93,000	$375,000	$38,881,000

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

	March 31,	December 31,
	2007	2006

Mortgage
Residential	$47,811,000	$47,020,000
Commercial	174,665,000	177,411,000
Commercial	76,359,000	72,606,000
Equity	19,106,000	20,010,000
Installment	52,598,000	52,389,000
Other	446,000	560,000
Total loans	370,985,000	369,996,000

Less: Deferred loan fees	431,000	452,000
Allowance for loan losses	4,093,000	4,101,000
	4,524,000	4,553,000

Loans, net	$366,461,000	$365,443,000

Note 6. Allowance for loan losses

	Three Months Ended March 31,
	2007	2006

Balance, beginning of period	$4,101,000	$3,847,000
Provision charged to operations	10,000	50,000
Recoveries of loans charged off	1,000	23,000
Loans charged off	(19,000)	-

Balance, end of period	$4,093,000	$3,920,000

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

	March 31,	December 31,
	2007	2006

Impaired loans
With related allowance for loan losses	$247,000	$223,000
Without related allowance for loan losses	198,000	221,000
Total impaired loans	$445,000	$444,000

Related allowance for loan losses	$110,000	$110,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 8.  Recent Accounting Pronouncements

FIN 48, “Accounting for Uncertainty in Income Taxes”

The Corporation adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Corporation’s financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey.  The Corporation is no longer subject to examination by taxing authorities for years before 2002.  The Corporation has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.  The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Corporation has not completed its evaluation of the impact of the adoption of this standard.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February, 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159).  This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  SFAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year.  The Corporation does not anticipate adopting SFAS No. 159 before the required implementation date of January 1, 2008.  The Corporation has not completed its evaluation of the impact of the adoption of this standard.

Note 9.   Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average daily number of common shares outstanding during the period.  Common stock equivalents are not included in the

Index

calculation.  Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,086	$1,109

Weighted average shares	5,019	4,993
Effect of dilutive stock options	42	57
Total weighted average dilutive shares	5,061	5,050

Basic earnings per share	$0.22	$0.22
Diluted earnings per share	$0.21	$0.22

Stock options for 57,860 and 5,105 shares of common stock were not considered in computing diluted earnings per share for 2007 and 2006, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2006.

Note 10.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the three months ended March 31, 2007 and 2006 was $1.2 million and $1.0 million, respectively.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

Index

Stewardship Financial Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments.  As used in this Form 10-Q, “we” and “us” and “our” refer to Stewardship Financial Corporation, its consolidated subsidiary, Atlantic Stewardship Bank, or both of them depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by this report, contains a summary of the Corporation’s significant accounting policies.  Management also believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  The Audit Committee and the Board of Directors periodically review this critical policy and its application.

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

Index

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

Financial Condition

Total assets increased by $740,000, or 0.1%, from $519.7 million at December 31, 2006 to $520.5 million at March 31, 2007.  Net loans increased $1.0 million, despite large payoffs within the construction loan portfolio.  The composition of the loan portfolio is basically unchanged at March 31, 2007 when compared with the portfolio at December 31, 2006.

Deposits totaled $439.7 million at March 31, 2007, an increase of $5.5 million, or 1.3%, from $434.2 million at December 31, 2006.  Noninterest-bearing deposits increased $1.6 million, or 1.7%, to $93.7 million at March 31, 2007 and interest-bearing deposits increased $3.9 million, or 1.1%, to $346.0 million at March 31, 2007.  The Corporation continues to experience strong competition in attracting deposits.  The inverted yield curve and current level of interest rates continue to make it difficult to attract core deposits.  The Corporation has utilized the brokered certificate of deposit market to provide additional funding and currently has $16 million as of March 31, 2007 compared to $19.7 million as of December 31, 2006.  The Corporation opened its eleventh branch in Wyckoff, Bergen County, New Jersey in March 2007 and is looking forward to opening its twelfth branch in Westwood, Bergen County, New Jersey in the fourth quarter of 2007.  It is anticipated that these two new branches will attract new customers to our organization and provide an increase to our deposit and lending balances.

Results of Operations
Three Months Ended March 31, 2007 and 2006

General

The Corporation reported net income of $1.09 million, or $0.21 diluted earnings per share for the three months ended March 31, 2007, compared to $1.11 million, or $0.22 diluted earnings per share for the same period in 2006.  The slight decrease of $23,000 was primarily caused by an increase in noninterest expense and a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in the provision for loan losses.

Index

Net interest income

Net interest income decreased $4,000, or 0.1%, for the three months ended March 31, 2007 as compared with the corresponding period in 2006.  The decrease was primarily due to an increase in interest expense.

Total interest income on a tax equivalent basis increased $976,000, or 13.9%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets.  Due to an increase in yields in the loan and investment portfolio, tax equivalent yields on interest earning assets increased 38 basis points from 6.31% for the three months ended March 31, 2006 to 6.69% for the same period in 2007.  The average balance of interest-earning assets increased $33.1 million, or 7.3%, from $452.6 million for the three months ended March 31, 2006 to $485.7 million for the same period in 2007, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $23.6 million to an average of $372.3 million for the three months ended March 31, 2007, from an average of $348.7 million for the comparable period in 2006.  Taxable investment securities increased $4.2 million to an average of $90.8 million and tax-exempt securities increased $5.4 million to an average of $22.2 million.

Interest paid on deposits and borrowed money increased by $952,000, or 41.3%, due to an increase in average deposits and an increase in rates paid on deposits.  The average balance of total interest-bearing deposits and borrowed money increased to $379.9 million for the three months ended March 31, 2007 from $355.0 million for the comparable 2006 period, primarily as a result of the Corporation’s expanding customer base, new product offerings and the use of the brokerage certificate of deposit market.  Yields on deposits and borrowed money increased from 2.64% for the three month period ended March 31, 2006 to 3.48% for the comparable period in 2007.  Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.

The following table reflects the components of the Corporation’s net interest income for the quarter ended March 31, 2007 and 2006 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	Analysis of Net Interest Income (Unaudited) For the Three Months Ended March 31,

	2007			2006
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1)	$372,299	$6,570	7.16%	$348,697	$5,974	6.95%
Taxable investment securities (1)	90,837	1,162	5.19	86,645	878	4.11
Tax-exempt investment securities (1) (2)	22,190	276	5.04	16,817	182	4.39
Other interest-earning assets	418	9	8.73	483	7	5.88
Total interest-earning assets	485,744	8,017	6.69	452,642	7,041	6.31

Non-interest-earning assets:
Allowance for loan losses	(4,102)			(3,965)
Other assets	33,809			31,972
Total assets	$515,451			$480,649

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$119,502	$660	2.24%	$118,775	$407	1.39%
Savings deposits	37,037	70	0.77	44,674	64	0.58
Time deposits	182,399	2,030	4.51	144,849	1,306	3.66
Repurchase agreements	9,185	103	4.55	5,635	55	3.96
FHLB borrowing	24,558	274	4.52	33,784	353	4.24
Subordinated debenture	7,217	122	6.86	7,255	122	6.82
Total interest-bearing liabilities	379,898	3,259	3.48	354,972	2,307	2.64
Non-interest-bearing liabilities:
Demand deposits	92,902			88,953
Other liabilities	4,773			2,717
Stockholders' equity	37,878			34,007
Total liabilities and stockholders' equity	$515,451			$480,649

Net interest income (taxable equivalent basis)		$4,758			$4,734
Tax Equivalent adjustment		(85)			(57)
Net interest income		4,673			4,677

Net interest spread (taxable equivalent basis)			3.21%			3.67%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.97%			4.24%
________________________
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

The provision charged to operations totaled $10,000 and $50,000 during the three months ended March 31, 2007 and 2006, respectively.  The decrease in the provision was primarily due to the flat growth in the loan portfolio caused by large payoffs in the construction lending area as projects were successfully completed during the first quarter and the improved asset quality of the portfolio.  See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income increased $126,000, or 14.5%, from $870,000 for the three month period ended March 31, 2006 to $996,000 for the comparable period in 2007. Income derived from the merchant credit card processing program increased $99,000 due to an expanding merchant base and deposit related fees increased $16,000 for the three month period ended March 31, 2007 compared to the same period for 2006 due to the implementation of an overdraft protection program which was offered to customers beginning March 1, 2006.  In addition, the increase in mortgage activity allowed the Corporation to improve the volume of loans held for sale and realize additional income of $39,000 compared to 2006.  Miscellaneous income decreased primarily due to a reduction in credit card processing income of $26,000 as the Corporation sold its credit card portfolio in the fourth quarter of 2006.

Noninterest expense

Noninterest expense increased by approximately $217,000, or 5.7%, to $4.0 million for the three months ended March 31, 2007, compared to $3.8 million for the same 2006 period.  Salaries and employee benefits, the major component of noninterest expense, increased $173,000, or 10.7%, during the three months ended March 31, 2007.  This increase was due to general increases for merit and performance and increases in staffing to support the new Wyckoff branch.  The increase in the merchant card processing business caused merchant processing expense to increase $93,000 in the first quarter of 2007.  Bank card related expenses have decreased $26,000 due to the reduction in expense related to credit card processing as a result of the sale of the portfolio in the fourth quarter of 2006.

Index

Income taxes

Income tax expense totaled $578,000 for the three months ended March 31, 2007, for an effective tax rate of 34.7%.  For the three months ended March 31, 2006, income tax expense totaled $610,000, for an effective tax rate of 35.5%.  The effective tax rate has decreased due to the effect of increasing the Corporation’s investments in tax-exempt securities.

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

	03/31/07	12/31/06	09/30/06	06/30/06
	(Dollars in Thousands)
Nonaccrual loans: (1)	$445	$444	$203	$258
Loans past due 90 days or more: (2)	5	1,090	157	11
Total nonperforming loans	$450	$1,534	$360	$269

Allowance for loan losses	$4,093	$4,101	$4,086	$4,011

Nonaccrual loans to total loans	0.12%	0.12%	0.06%	0.07%
Nonperforming loans to total loans	0.12%	0.41%	0.10%	0.08%
Nonperforming loans to total assets	0.09%	0.30%	0.07%	0.05%
Allowance for loan losses to total loans	1.10%	1.11%	1.11%	1.11%

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

There were no loans at March 31, 2007 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectibility of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2007.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has

Index

been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At March 31, 2007, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At March 31, 2007 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at March 31, 2007.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	11.39%	7.39%
Total	8.00%	12.41%	4.41%
Leverage Ratio	4.00%	8.82%	4.82%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  At March 31, 2007, the Corporation has outstanding loan commitments of $16.9 million and unused lines and letters of credit totaling $108.2 million.  Certificates of deposit scheduled to mature in one year or less, at March 31, 2007, totaled $141.1 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents increased $921,000 during the first three months of 2007.  Net operating and investing activities provided $3.8 million, and $115,000, respectively, and financing activities used $2.0 million.

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, the Corporation’s chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	May 11, 2007	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive
Officer
(authorized officer on behalf
of registrant)

Date:	May 11, 2007	By:	/s/ Julie E. Holland
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