Form 10-Q
period 2007-06-30
STEWARDSHIP FINANCIAL CORP
filed 2007-08-10
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No   ☒

The number of shares outstanding, net of treasury stock of the Issuer’s Common Stock, no par value, as of August 3, 2007 was 5,052,199.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2007	2006

Assets

Cash and due from banks	$13,208,000	$14,861,000
Other interest-earning assets	149,000	836,000
Cash and cash equivalents	13,357,000	15,697,000

Securities available for sale	79,219,000	72,746,000
Securities held to maturity; estimated fair value
of $39,199,000 (2007) and $38,881,000 (2006)	39,864,000	39,163,000
FHLB-NY stock, at cost	1,827,000	1,899,000
Loans, net of allowance for loan losses of
of $ 4,181,000 (2007) and $4,101,000 (2006)	379,472,000	365,443,000
Mortgage loans held for sale	1,672,000	2,155,000
Premises and equipment, net	7,469,000	7,098,000
Accrued interest receivable	3,069,000	2,912,000
Intangible assets	86,000	102,000
Other real estate	385,000	-
Bank owned life insurance	8,111,000	8,522,000
Other assets	4,306,000	4,012,000

Total assets	$538,837,000	$519,749,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$101,976,000	$92,105,000
Interest-bearing	349,502,000	342,118,000

Total deposits	451,478,000	434,223,000

Other borrowings	25,176,000	27,892,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	11,697,000	9,023,000
Accrued interest payable	1,867,000	1,721,000
Accrued expenses and other liabilities	2,788,000	2,367,000

Total liabilities	500,223,000	482,443,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,060,038 and 5,017,919 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively.	31,348,000	31,148,000
Retained earnings	8,387,000	6,750,000
Treasury stock; 9,302 shares outstanding at June 30, 2007.	(127,000)	-
Accumulated other comprehensive loss	(994,000)	(592,000)

Total stockholders' equity	38,614,000	37,306,000

Total liabilities and stockholders' equity	$538,837,000	$519,749,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Interest income:
Loans	$13,285,000	$12,278,000
Securities held to maturity
Taxable	464,000	440,000
Non-taxable	356,000	237,000
Securities available for sale
Taxable	1,837,000	1,285,000
Non-taxable	30,000	13,000
FHLB dividends	58,000	47,000
Other interest-earning assets	19,000	18,000
Total interest income	16,049,000	14,318,000

Interest expense:
Deposits	5,621,000	3,792,000
Borrowed money	953,000	1,087,000
Total interest expense	6,574,000	4,879,000

Net interest income before provision for loan losses	9,475,000	9,439,000
Provision for loan losses	190,000	160,000
Net interest income after provision for loan losses	9,285,000	9,279,000

Noninterest income:
Fees and service charges	785,000	828,000
Bank owned life insurance	160,000	154,000
Gain on sales of mortgage loans	186,000	95,000
Merchant processing	717,000	562,000
Life insurance proceeds	459,000	–
Miscellaneous	195,000	263,000
Total noninterest income	2,502,000	1,902,000

Noninterest expenses:
Salaries and employee benefits	3,644,000	3,332,000
Occupancy, net	716,000	607,000
Equipment	457,000	489,000
Data processing	629,000	571,000
Advertising	200,000	201,000
FDIC insurance premium	26,000	26,000
Amortization of intangible assets	16,000	19,000
Charitable contributions	368,000	362,000
Stationery and supplies	193,000	153,000
Merchant processing	650,000	514,000
Bank-card related services	169,000	244,000
Miscellaneous	1,109,000	1,123,000
Total noninterest expenses	8,177,000	7,641,000

Income before income tax expense	3,610,000	3,540,000
Income tax expense	1,070,000	1,264,000
Net income	$2,540,000	$2,276,000

Basic earnings per share	$0.51	$0.45
Diluted earnings per share	$0.50	$0.45

Weighted average number of common shares outstanding	5,029,621	5,008,239
Weighted average number of diluted common
shares outstanding	5,062,418	5,060,994

Share data has been restated to reflect a 5% stock dividend paid November 15, 2006.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Interest income:
Loans	$6,715,000	$6,304,000
Securities held to maturity
Taxable	235,000	219,000
Non-taxable	179,000	119,000
Securities available for sale
Taxable	930,000	648,000
Non-taxable	16,000	6,000
FHLB dividends	32,000	27,000
Other interest-earning assets	10,000	11,000
Total interest income	8,117,000	7,334,000

Interest expense:
Deposits	2,861,000	2,015,000
Borrowed money	454,000	557,000
Total interest expense	3,315,000	2,572,000

Net interest income before provision for loan losses	4,802,000	4,762,000
Provision for loan losses	180,000	110,000
Net interest income after provision for loan losses	4,622,000	4,652,000

Noninterest income:
Fees and service charges	391,000	450,000
Bank owned life insurance	82,000	74,000
Gain on sales of mortgage loans	97,000	45,000
Merchant processing	352,000	296,000
Life insurance proceeds	459,000	–
Miscellaneous	125,000	167,000
Total noninterest income	1,506,000	1,032,000

Noninterest expenses:
Salaries and employee benefits	1,850,000	1,711,000
Occupancy, net	381,000	293,000
Equipment	240,000	247,000
Data processing	322,000	277,000
Advertising	124,000	114,000
FDIC insurance premium	13,000	13,000
Amortization of intangible assets	8,000	9,000
Charitable contributions	199,000	181,000
Stationery and supplies	110,000	77,000
Merchant processing	315,000	272,000
Bank-card related services	74,000	123,000
Miscellaneous	546,000	546,000
Total noninterest expenses	4,182,000	3,863,000

Income before income tax expense	1,946,000	1,821,000
Income tax expense	492,000	654,000
Net income	$1,454,000	$1,167,000

Basic earnings per share	$0.29	$0.23
Diluted earnings per share	$0.29	$0.23

Weighted average number of common shares outstanding	5,039,902	5,023,707
Weighted average number of diluted common
shares outstanding	5,063,811	5,075,956

Share data has been restated to reflect a 5% stock dividend paid November 15, 2006.

See notes to unaudited consolidated financial statements.

Index
Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,540,000	$2,276,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	388,000	379,000
Amortization of premiums and accretion of discounts, net	76,000	146,000
Accretion of deferred loan fees	(59,000)	(58,000)
Provision for loan losses	190,000	160,000
Originations of mortgage loans held for sale	(17,522,000)	(9,383,000)
Proceeds from sale of mortgage loans	18,191,000	10,181,000
Gain on sale of loans	(186,000)	(95,000)
Deferred income tax benefit	(12,000)	(49,000)
Amortization of intangible assets	16,000	19,000
Nonqualified stock option expense	26,000	24,000
Increase in bank owned life insurance	(159,000)	(155,000)
Life insurance proceeds	(459,000)	-
Increase in accrued interest receivable	(156,000)	(147,000)
Increase (decrease) in other assets	(34,000)	48,000
Increase in accrued interest payable	146,000	236,000
Decrease in other liabilities	(737,000)	(730,000)
Net cash provided by operating activities	2,249,000	2,852,000

Cash flows from investing activities:
Purchase of securities available for sale	(12,952,000)	(5,613,000)
Proceeds from maturities and principal repayments
on securities available for sale	6,954,000	6,595,000
Purchase of securities held to maturity	(4,513,000)	(6,813,000)
Proceeds from maturities and principal repayments on
securities held to maturity	3,617,000	5,668,000
Proceeds from calls on securities held to maturity	152,000	-
Purchase of FHLB-NY stock	72,000	224,000
Net increase in loans	(14,221,000)	(13,919,000)
Additional investment in other real estate owned	(324,000)	-
Proceeds from life insurance payout	1,030,000	-
Additions to premises and equipment	(759,000)	(453,000)
Net cash used in investing activities	(20,944,000)	(14,311,000)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	9,871,000	(4,138,000)
Net increase in interest-bearing deposits	7,384,000	19,628,000
Net increase in securities sold under agreements
to repurchase	2,674,000	2,689,000
Net decrease in short term borrowings	(1,900,000)	(5,900,000)
Payments on long term borrowings	(817,000)	(790,000)
Cash dividends paid on common stock	(903,000)	(348,000)
Payment of discount on dividend reinvestment plan	(22,000)	-
Purchase of treasury stock	-	(103,000)
Options exercised	45,000	101,000
Tax benefit of stock options	1,000	174,000
Issuance of common stock	22,000	49,000
Net cash provided by financing activities	16,355,000	11,362,000

Net decrease in cash and cash equivalents	(2,340,000)	(97,000)
Cash and cash equivalents - beginning	15,697,000	14,028,000
Cash and cash equivalents - ending	$13,357,000	$13,931,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	6,428,000	4,643,000
Cash paid during the period for income taxes	1,194,000	1,500,000
Noncash investing activities - security purchases due brokers	1,159,000	-
- transfer of loan to ORE	60,975	-
Noncash financing activities - issuance of common stock
under dividend reinvestment plan	-	412,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended June 30, 2007
						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	-	$-	$6,750,000	$(592,000)	$37,306,000
Cash dividends paid	-	-	-	-	(903,000)	-	(903,000)
Payment of discount on dividend
reinvestment plan	-	(22,000)	-	-	-	-	(22,000)
Common stock issued under stock plans	1,810	22,000	-	-	-	-	22,000
Stock option compensation expense	-	26,000	-	-	-	-	26,000
Stock options exercised	40,309	173,000	(9,302)	(127,000)	-	-	46,000
Tax benefit on stock options exercised		1,000					1,000
Comprehensive income:
Net income for the six months
ended June 30, 2007	-	-	-	-	2,540,000	-	2,540,000
Unrealized holding losses on securities
available for sale arising during the period
(net of tax benefit of $249,000)	-	-	-	-	-	(402,000)	(402,000)
Total comprehensive income, net of tax							2,138,000

Balance -- June 30, 2007	5,060,038	$31,348,000	(9,302)	$(127,000)	$8,387,000	$(994,000)	$38,614,000

	For the Period Ended June 30, 2006

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2005	5,027,283	$28,211,000	(41,560)	$(556,000)	$6,647,000	$(918,000)	$33,384,000
Cash dividends paid	-	-	-	-	(760,000)	-	(760,000)
Common stock issued under dividend
reinvestment plan	-	-	31,263	412,000	-	-	412,000
Common stock issued under stock plans	-	-	3,544	49,000	-	-	49,000
Repurchase common stock	-	-	(7,739)	(103,000)	-	-	(103,000)
Stock option compensation expense	-	24,000	-	-	-	-	24,000
Exercise of stock options	37,523	233,000	(9,450)	(132,000)	-	-	101,000
Tax benefit on stock options exercised	-	174,000	-	-	-	-	174,000
Comprehensive income:
Net income for the six months
ended June 30, 2006	-	-	-	-	2,276,000	-	2,276,000
Unrealized holding losses on securities
available for sale arising during the period
(net tax benefit of $331,000)	-	-	-	-	-	(528,000)	(528,000)
Total comprehensive income, net of tax							1,748,000

Balance -- June 30, 2006	5,064,806	$28,642,000	(23,942)	$(330,000)	$8,163,000	$(1,446,000)	$35,029,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
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

Significant Estimates

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

 Share-based Payment Cost

The Corporation records all share-based payment cost in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

At June 30, 2007, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.  The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the six months ended June 30, 2006 or 2007.

Index

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded $35,000 and $34,000 in directors expense for the six months ended June 30, 2007 and 2006, respectively, and $18,000 for the three months ended June 30, 2007 and June 30, 2006, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the six months ended June 30, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	75,422	$5.98	75,989	$6.03
Granted	-	-	-	-
Exercised	39,259	4.05	-	-
Forfeited	572	12.89	486	12.96
Outstanding at end of period	35,591	$8.01	75,502	$5.99
Options exercisable	35,591		75,502
Weighted-average remaining
contractual life	3.05 years		2.21 years
Aggregate intrinsic value	$249,000		$519,000

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $26,000 and $24,000 of director’s compensation expense for share-based payments for the six months ended June 30, 2007 and 2006, respectively and $12,000 and $8,000 for the three months ended June 30, 2007, and 2006, respectively.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of June 30 2007 and 2006.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

The 2006 Stock Option Plan for Non-Employee Directors, which provides for options to purchase shares of common stock to be issued to non-employee directors, was adopted by the shareholders at the Annual Meeting in May, 2006.

Index

Options to purchase 5,250 shares were granted to each Non-Employee Director on June 30, 2006.  The fair value of the options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

Dividend yield	2.25%
Expected volatility	36.72%
Risk-free interest rate	5.21%
Expected life	6 years

The following table represents the stock activity for non-employee Directors for the six months ended June 30, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	57,860	$12.96	45,568	$7.12
Granted	-	-	52,500	12.86
Exercised	1,050	12.86	37,523	6.20
Expired	-	-	2,685	6.20
Outstanding at end of period	56,810	$12.96	57,860	$12.96
Options exercisable	14,810		5,360
Weighted-average remaining
contractual life	4.73 years		5.45 years
Aggregate intrinsic value	$116,000		$-
Weighted-average fair value of
options granted during the period			$4.55

There was approximately $185,000 and $239,000 of total unrecognized compensation costs related to nonvested stock options outstanding as of June 30, 2007 and 2006, respectively.  The costs outstanding as of June 30, 2007 are expected to be recognized over the next 3.9 years.

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3.   Securities Available for Sale

The following table sets forth the fair value of the Corporation's securities available for sale as of  June 30, 2007 and     December 31, 2006.  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting     for Certain Investments in Debt and Equity Securities", securities available for sale are carried at fair value.

	June 30, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$39,432,000	$14,000	$488,000
Obligations of state and political
subdivisions	2,402,000	-	70,000
Mortgage-backed securities	36,243,000	5,000	1,038,000
Other securities	1,142,000	-	44,000
	$79,219,000	$19,000	$1,640,000

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses

U.S. Treasury securities
U.S. government-sponsored agencies	$32,117,000	$28,000	$347,000
Obligations of state and political
subdivisions	1,823,000	-	30,000
Mortgage-backed securities	37,707,000	40,000	641,000
Other securities	1,099,000	-	21,000
	$72,746,000	$68,000	$1,039,000

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

Mortgage-backed securities are comprised primarily of government agencies such as theGovernment National Mortgage   Association ("GNMA") and government-sponsored agencies such as the Federal National Mortgage Association ("FNMA")  and the Federal Home Loan Mortgage Corporation ("FHLMC").

Note 4.   Securities Held to Maturity

The following table sets forth the amortized cost and fair value of the Corporation's securities held to maturity     as June 30, 2007 and December 31, 2006.  Securities held to maturity are stated at cost, adjusted for amortization of    premiums and accretion of discounts.

	June 30, 2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$-	$3,000	$498,000
U.S. government-sponsored agencies	11,275,000	6,000	127,000	11,154,000
Obligations of state and political
subdivisions	21,549,000	2,000	398,000	21,153,000
Mortgage-backed securities	6,524,000	19,000	164,000	6,379,000
Other securities	15,000	-	-	15,000
	$39,864,000	$27,000	$692,000	$39,199,000

	December 31, 2006
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$502,000	$-	$2,000	$500,000
U.S. government-sponsored agencies	10,776,000	8,000	109,000	10,675,000
Obligations of state and political
subdivisions	20,516,000	53,000	154,000	20,415,000
Mortgage-backed securities	7,369,000	32,000	110,000	7,291,000
	$39,163,000	$93,000	$375,000	$38,881,000

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

	June 30,	December 31,
	2007	2006

Mortgage
Residential	$47,394,000	$47,020,000
Commercial	179,629,000	177,411,000
Commercial	84,761,000	72,606,000
Equity	19,451,000	20,010,000
Installment	52,518,000	52,389,000
Other	325,000	560,000
Total loans	384,078,000	369,996,000

Less: Deferred loan fees	425,000	452,000
Allowance for loan losses	4,181,000	4,101,000
	4,606,000	4,553,000

Loans, net	$379,472,000	$365,443,000

Note 6. Allowance for loan losses

	Six Months Ended June 30,
	2007	2006

Balance, beginning of period	$4,101,000	$3,847,000
Provision charged to operations	190,000	160,000
Recoveries of loans charged off	5,000	24,000
Loans charged off	(115,000)	(20,000)

Balance, end of period	$4,181,000	$4,011,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 7.  Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	June 30,	December 31,
	2007	2006

Impaired loans
With related allowance for loan losses	$101,000	$223,000
Without related allowance for loan losses	199,000	221,000
Total impaired loans	$300,000	$444,000

Related allowance for loan losses	$25,000	$110,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 8.  Recent Accounting Pronouncements

FIN 48, “Accounting for Uncertainty in Income Taxes”

The Corporation adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Corporation’s financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey.  The Corporation is not longer subject to examination by taxing authorities for years before 2002.  The Corporation has no unrecognized tax benefits and does not anticipated any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

The Corporation recognizes interest and or penalties related to income tax matters in income tax expense.  The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February, 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159).  This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  SFAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year.  The Corporation does not anticipate adopting

Index

SFAS No. 159 before the required implementation date of January 1, 2008.  The Corporation has not yet determined the impact this statement might have on its consolidated financial statements upon adoption.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands)
Net income	$1,454	$1,167	$2,540	$2,276

Weighted average shares	5,040	5,024	5,030	5,008
Effect of dilutive stock options	24	52	32	53
Total weighted average dilutive shares	5,064	5,076	5,062	5,061

Basic earnings per share	$0.29	$0.23	$0.51	$0.45
Diluted earnings per share	$0.29	$0.23	$0.50	$0.45

Stock options to purchase 57,837 and 5,381 average shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively because they were antidilutive.  Stock options to purchase 52,454 and 5,565 average shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2006.

Note 10.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the six months ended June 30, 2007 and 2006 was $2.1 million and $1.7 million, respectively and for the three months ended June 30, 2007 and 2006 was $908,000 and $764,000, respectively.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

Index

Item  2.

Stewardship Financial Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread, asset quality, credit risk, or other income anticipated from operations and investments.  As used in this Form 10-Q, “we” and “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

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

Index

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

Financial Condition

Total assets increased by $19.1 million, or 3.7%, from $519.7 million at December 31, 2006 to $538.8 million at June 30, 2007.  Net loans increased $14.0 million, or 3.8%, despite large payoffs within the construction loan portfolio.  The composition of the loan portfolio is basically unchanged at June 30, 2007 when compared with the portfolio at December 31, 2006.

Deposits totaled $451.5 million at June 30, 2007, an increase of $17.3 million, or 4.0%, from $434.2 million at December 31, 2006.  Noninterest-bearing deposits increased $9.9 million, or 10.7%, to $102.0 million at June 30, 2007 and interest-bearing deposits increased $7.4 million, or 2.2%, to $349.5 million at June 30, 2007.  The Corporation continues to experience strong competition in attracting deposits.  The flat yield curve experienced through most of the six month period ending June 30, 2007 and the current level of interest rates continue to make it difficult to attract core deposits.  The Corporation has utilized the brokered certificate of deposit market to provide additional funding and currently has $17 million as of June 30, 2007 compared to $19.7 million as of December 31, 2006.  The Corporation opened its eleventh branch in Wyckoff, Bergen County, New Jersey in March 2007 and is looking forward to opening its twelfth branch in Westwood, Bergen County, New Jersey in the third quarter of 2007.  In addition, the Corporation is in the process of obtaining approvals and anticipates the opening of its thirteenth branch in North Haledon, Passaic County, New Jersey in the first quarter of 2008.  It is anticipated that these new branches will continue to attract new customers to our organization and provide an increase to our deposit and lending relationships.

The Corporation has completed negotiations with its vendor to complete a core processing conversion in the fourth quarter of 2007.  This upgrade will provide access to several new services which will allow the Corporation to begin to offer services such as cash management for business customers, electronic statement rendering for both personal and business customers, image capture processing for branches and businesses, and an upgrade to our online banking product to provide real time transaction processing.  These enhancements will allow the Corporation to provide better and more effective service to our customers and should allow for new deposit products to be created.

Index

Results of Operations
Six Months Ended June 30, 2007 and 2006

General

The Corporation reported net income of $2.54 million, or $0.50 diluted earnings per share for the six months ended June 30, 2007, compared to $2.28 million, or $0.45 diluted earnings per share for the same period in 2006.  The $264,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan loss.  The Corporation did receive a death benefit payment on an officer of the Corporation during the quarter ended June 30, 2007, which resulted in income from life insurance proceeds of $459,000.

Net interest income

Net interest income increased $36,000, or 0.4%, for the six months ended June 30, 2007 as compared with the corresponding period in 2006.  The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the six months ended June 30, 2007 and 2006 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Six Months Ended June 30,

	2007			2006
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$374,235	$13,285	7.16%	$352,037	$12,278	7.03%
Taxable investment securities (1)	91,293	2,359	5.21	85,874	1,772	4.16
Tax-exempt investment securities (1) (2)	22,267	559	5.02	16,614	364	4.38
Other interest-earning assets	490	19	7.82	432	18	8.40
Total interest-earning assets	488,285	16,222	6.70	454,957	14,432	6.40

Non-interest-earning assets:
Allowance for loan losses	(4,111)			(3,959)
Other assets	34,078			31,517
Total assets	$518,252			$482,515

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$121,042	$1,379	2.30%	$116,764	$887	1.53%
Savings deposits	37,642	141	0.76	43,858	127	0.58
Time deposits	182,482	4,101	4.53	147,764	2,778	3.79
Repurchase agreements	9,862	224	4.58	6,068	125	4.15
FHLB Borrowing	22,049	485	4.44	33,286	719	4.36
Subordinated debenture	7,217	244	6.82	7,217	243	6.79
Total interest-bearing liabilities	380,294	6,574	3.49	354,957	4,879	2.77
Non-interest-bearing liabilities:
Demand deposits	95,181			89,375
Other liabilities	4,565			3,828
Stockholders' equity	38,212			34,355
Total liabilities and stockholders' equity	$518,252			$482,515

Net interest income (taxable equivalent basis)		$9,648			$9,553
Tax equivalent adjustment		(173)			(114)
Net interest income		9,475			9,439

Net interest spread (taxable equivalent basis)			3.21%			3.63%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.98%			4.23%
________________
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

Index

Total interest income on a tax equivalent basis increased $1.79 million, or 12.4%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets.  An increase in the yields in the loan and investment portfolio provided an increase in tax equivalent yields on interest earning assets of 30 basis points from 6.40% for the six months ended June 30, 2006 to 6.70% for the same period in 2007.  The average balance of interest-earning assets increased $33.3 million, or 7.3%, from $455.0 million for the six months ended June 30, 2006 to $488.3 million for the same period in 2007, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $22.2 million to an average of $374.2 million for the six months ended June 30, 2007, from an average of $352.0 million for the comparable period in 2006.  Taxable investment securities increased $5.4 million to an average of $91.3 million and tax-exempt securities increased $5.7 million to an average of $22.3 million.

Interest paid on deposits and borrowed money increased by $1.70 million, or 34.7%, due to an increase in deposits and an increase in rates paid on deposits.  The average balance of total interest-bearing deposits and borrowed money increased to $380.3 million for the six months ended June 30, 2007 from $355.0 million for the comparable 2006 period, primarily as a result of the Corporation’s expanding customer base and the issuance of brokered certificates of deposit.  Yields on deposits and borrowed money increased from 2.77% for the six month period ended June 30, 2006 to 3.49% for the comparable period in 2007.  Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.  Customers have become very interest rate sensitive and are moving out of core savings and interest bearing demand deposit accounts and into short-term high yielding time deposits.  The Corporation anticipates introducing several new deposit products in the fourth quarter to encourage business and personal customers to invest in core savings products in the future.

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

The provision charged to operations totaled $190,000 and $160,000 during the six months ended June 30, 2007 and 2006, respectively.  The increase in the provision was primarily due to the increased loan growth in 2007 and an increase in net chargeoff activity during the first six months of 2007.  See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Index

Noninterest income

Noninterest income increased $600,000, or 31.5%, from $1.90 million for the six month period ended June 30, 2006 to $2.50 million for the comparable period in 2007.  Income of $459,000 was recorded as a result of a death benefit insurance payment received in the quarter ended June 30, 2007.  Income derived from the merchant credit card processing program increased $155,000 due to an expanding merchant base.  The Corporation has marketed its merchant services to its existing business customers as well as new prospective customers.    Businesses are analyzed prior to being offered the merchant services to ensure the Corporation is maintaining the appropriate amount of risk with in the servicing product.  Gain on sales of mortgage loans increased $91,000 due to an increased volume of loan originations.  Fees and service charges decreased $43,000 due to consumers shifting to free or low balance maintenance checking products, a decline in the fees received through the overdraft program and a decline in miscellaneous loan fees booked during the six months ended June 30, 2007.

Noninterest expense

Noninterest expense increased by approximately $536,000, or 7.0%, to $8.18 million for the six months ended June 30, 2007, compared to $7.64 million for the same 2006 period.  Salaries and employee benefits, the major component of noninterest expense, increased $312,000, or 9.4%, during the six months ended June 30, 2007.  This increase was due to general increases for merit and performance, increases in staffing to support the new Wyckoff branch and increases in employee benefit related expenses.  Occupancy expense increased $109,000, or 18.0%, primarily to support the new Wyckoff and Westwood branches.  The increase in the merchant card processing business caused merchant processing expense to increase $136,000 in the six months ended June 30, 2007. Income from bank-card related services decreased $75,000 in the six months ended June 30, 2007 when compared to the same period in 2006 due to the sale of the credit card portfolio which occurred in the fourth quarter of 2001.

Income taxes

Income tax expense totaled $1.07 million for the six months ended June 30, 2007, for an effective tax rate of 29.6%.  For the six months ended June 30, 2006, income tax expense totaled $1.26 million, for an effective tax rate of 35.7%.  The effective tax rate has decreased due to the effect of the nontaxable death benefit proceeds being recorded and an increase in earnings from non-taxable securities.

Index

Results of Operations
Three Months Ended June 30, 2007 and 2006

General

The Corporation reported net income of $1.45 million, or $0.29 diluted earnings per share for the three months ended June 30, 2007, compared to $1.17 million, or $0.23 diluted earnings per share for the same period in 2006.  The increase of $287,000 was primarily caused by an increase in noninterest income and net interest income, partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income

Net interest income increased $40,000, or 0.8%, for the three months ended June 30, 2007 as compared with the corresponding period in 2006.  The increase was primarily due to the growth in average interest earning assets during the three months ended June 30, 2007.

The following table reflects the components of the Corporation’s net interest income for the three months ended June 30, 2007 and 2006 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

	Analysis of Net Interest Income (Unaudited) For the Three Months Ended June 30,
	2007			2006
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$376,149	$6,715	7.16%	$355,341	$6,304	7.12%
Taxable investment securities (1)	91,744	1,197	5.23	85,118	894	4.21
Tax-exempt investment securities (1) (2)	22,344	283	5.07	16,413	182	4.44
Other interest-earning assets	562	10	7.14	597	11	7.39
Total interest-earning assets	490,799	8,205	6.71	457,469	7,391	6.48

Non-interest-earning assets:
Allowance for loan losses	(4,121)			(3,986)
Other assets	34,559			32,761
Total assets	$521,237			$486,244

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$122,565	$719	2.35%	$114,840	$481	1.68%
Savings deposits	38,240	71	0.74	43,084	63	0.59
Time deposits	182,565	2,071	4.55	151,860	1,471	3.89
Repurchase agreements	10,531	121	4.61	6,515	70	4.31
FHLB Borrowing	19,568	211	4.33	32,842	365	4.46
Subordinated debenture	7,217	122	6.78	7,217	122	6.78
Total interest-bearing liabilities	380,686	3,315	3.49	356,358	2,572	2.89
Non-interest-bearing liabilities:
Demand deposits	97,434			91,370
Other liabilities	4,573			3,851
Stockholders' equity	38,544			34,665
Total liabilities and stockholders' equity	$521,237			$486,244

Net interest income (taxable equivalent basis)		$4,890			$4,819
Tax equivalent adjustment		(88)			(57)
Net interest income		4,802			4,762

Net interest spread (taxable equivalent basis)			3.21%			3.59%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			4.00%			4.23%
____________________
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

Index

Total interest income on a tax equivalent basis increased $814,000, or 11.0%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets.  Due to an increase in yields in the loan and investment portfolio, tax equivalent yields on interest earning assets increased 23 basis points from 6.48% for the three months ended June 30, 2006 to 6.71% for the same period in 2007.  The average balance of interest-earning assets increased $33.3 million, or 7.3%, from $457.5 million for the three months ended June 30, 2006 to $490.8 million for the same period in 2007, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $20.8 million to an average of $376.1 million for the three months ended June 30, 2007, from an average of $355.3 million for the comparable period in 2006.  Taxable investment securities increased $6.6 million to an average of $91.7 million and tax-exempt securities increased $5.9 million to an average of $22.3 million.

Interest paid on deposits and borrowed money increased by $743,000, or 28.9%, due to an increase in average deposits and an increase in rates paid on deposits.  The average balance of total interest-bearing deposits and borrowed money increased to $380.7 million for the three months ended June 30, 2007 from $356.4 million for the comparable 2006 period, primarily as a result of the Corporation’s expanding customer base and the use of the brokerage certificate of deposit market.  Yields on deposits and borrowed money increased from 2.89% for the three month period ended June 30, 2006 to 3.49% for the comparable period in 2007.  Rising short-term interest rates and an extremely competitive market have caused the Corporation to raise yields on deposits in order to fund the asset base.  The Corporation did observe a stabilizing of deposit and borrowing costs as yields on interest-bearing liabilities rose just one basis point from the prior three month period ended March 31, 2007.

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

The provision charged to operations totaled $180,000 and $110,000 during the three months ended June 30, 2007 and 2006, respectively.  The increase in the provision was primarily due to new growth in the loan portfolio during the three months ended June 30, 2007.  See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Index

Noninterest income

Noninterest income increased $474,000, or 45.9%, from $1.03 million for the three month period ended June 30, 2006 to $1.51 million for the comparable period in 2007. The life insurance death benefit payment resulted in income of $459,000 for the quarter ended June 30, 2007.  Income derived from the merchant credit card processing program increased $56,000 due to an expanding merchant base and gain on sale of mortgage loans increased $52,000 for the three month period ended June 30, 2007 compared to the same period for 2006 due to the increase in the volume of loans being originated for sale during the quarter ended June 30, 2007.

Noninterest expense

Noninterest expense increased by approximately $319,000, or 8.3%, to $4.18 million for the three months ended June 30, 2007, compared to $3.86 million for the same 2006 period.  Salaries and employee benefits, the major component of noninterest expense, increased $139,000, or 8.1%, during the three months ended June 30, 2007.  This increase was due to general increases for merit and performance and increases in staffing to support the new Wyckoff branch.  Occupancy expense increased $88,000 due to costs incurred for the Wyckoff and Westwood branches.  Data processing and stationery expenses increased $45,000 and $33,000, respectively due to general growth in the organization.  The increase in the merchant card processing business caused merchant processing expense to increase $43,000 in the three months ended June 30, 2007.  Bank card related expenses have decreased $49,000 due to the reduction in expense related to credit card processing as a result of the sale of the credit card portfolio in the fourth quarter of 2006.

Income taxes

Income tax expense totaled $492,000 for the three months ended June 30, 2007, for an effective tax rate of 25.3%.  For the three months ended June 30, 2006, income tax expense totaled $654,000, for an effective tax rate of 35.9%.  The effective tax rate has decreased due to the effect of the nontaxable income derived from the life insurance death benefit and an increase in earnings from non-taxable securities.

Index

Asset Quality

The Corporation’s principal earning assets are its loans to businesses and individuals located in northern New Jersey. The financial industry has been dealing with risks inherent within the sub-prime lending market. The Corporation does not engage in sub-prime residential mortgage lending or negative amortization loan markets. It maintains prudent underwriting guidelines which has provided strong quality of credit.

Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay their loans under their existing loan agreements.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

	06/30/07	03/31/07	12/31/06	09/30/06
	(Dollars in Thousands)
Nonaccrual loans: (1)	$300	$445	$444	$203
Loans past due 90 days or more: (2)	10	5	1,090	157
Total nonperforming loans	$310	$450	$1,534	$360

Other real estate owned	$385	$-	$-	$-

Total nonperforming assets	$695	$450	$1,534	$360

Allowance for loan losses	$4,181	$4,093	$4,101	$4,086

Nonaccrual loans to total loans	0.08%	0.12%	0.12%	0.06%
Nonperforming loans to total loans	0.08%	0.12%	0.41%	0.10%
Nonperforming loans to total assets	0.06%	0.09%	0.30%	0.07%
Nonperforming assets to total assets	0.13%	0.09%	0.30%	0.07%
Allowance for loan losses to total loans	1.09%	1.10%	1.11%	1.11%

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

There were no loans at June 30, 2007 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three and six month periods ending June 30, 2007.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the

Index

amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At June 30, 2007, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At June 30, 2007 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at June 30, 2007.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	11.23%	7.23%
Total	8.00%	12.25%	4.25%
Leverage Ratio	4.00%	8.92%	4.92%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  At June 30, 2007, the Corporation has outstanding loan commitments of $19.7 million and unused lines and letters of credit totaling $84.1 million.  Certificates of deposit scheduled to mature in one year or less, at June 30, 2007, totaled $133.4 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents decreased $2.3 million during the first six months of 2007.  Net financing and operating activities provided $16.4 million and $2.2 million, respectively and investing activities used $20.9 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Reference is made to the discussion of quantitative and qualitative market risk located in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 (which incorporates by reference a discussion under the same heading included on page A-15 of our Annual Report to Shareholders). In addition, reference is made to the discussion following the caption “Market Risk” which is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Index

ITEM 4.  Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the Corporation’s chief executive officer and principal accounting officer concluded that the Corporation’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 1A.    Risk Factors

           There have been no material changes in risk factors described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.        Submission of Matters to a Vote of Security Holders

The Corporation held an Annual Meeting of Shareholders on May 8, 2007.  At that meeting, the Corporation’s shareholders elected four directors for a three year term that will expire in May 2010, or until their successors are duly elected and qualified.  The voting results were as follows:

	Votes for	Votes Withheld

Election of Director
Harold Dyer	3,019,280	828,784
Abe Van Wingerden	3,591,803	256,261
Michael Westra	3,843,852	4,212
Howard Yeaton	3,836,189	11,875

There were no broker non-votes on any of the above matters.  The following individuals whose terms expire in either 2008 or 2009 or until their successors are duly elected and qualified, continue to serve as directors:  William C. Hanse, Margo Lane, Arie Leegwater, John L. Steen, Robert J. Turner, William J. Vander Eems and Paul Van Ostenbridge.

The shareholders ratified the appointment of Crowe Chizek and Company LLC as the Corporation’s independent auditors for the fiscal year ending December 31, 2007 with 3,831,807 shares voting for, 8,007 shares against, and 8,249 abstained.

Item   6.     Exhibits

(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	August 10, 2007	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive
Officer
(authorized officer on behalf
of registrant)

Date:	August 10, 2007	By:	/s/ Julie E. Holland
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