Form 10-Q
period 2007-09-30
STEWARDSHIP FINANCIAL CORP
filed 2007-11-14
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding, net of treasury stock of the Issuer’s Common Stock, no par value, as of November 9, 2007 was 5,054,299.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets

Cash and due from banks	$9,999,000	$14,861,000
Other interest-earning assets	49,000	836,000
Cash and cash equivalents	10,048,000	15,697,000

Securities available for sale	79,654,000	72,746,000
Securities held to maturity; estimated fair value
of $39,695,000 (2007) and $38,881,000 (2006)	39,911,000	39,163,000
FHLB-NY stock, at cost	1,605,000	1,899,000
Loans, net of allowance for loan losses of
of $ 4,249,000 (2007) and $4,101,000 (2006)	391,345,000	365,443,000
Mortgage loans held for sale	1,387,000	2,155,000
Premises and equipment, net	7,667,000	7,098,000
Accrued interest receivable	3,193,000	2,912,000
Intangible assets	78,000	102,000
Other real estate	353,000	-
Bank owned life insurance	8,192,000	8,522,000
Other assets	3,750,000	4,012,000

Total assets	$547,183,000	$519,749,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$96,397,000	$92,105,000
Interest-bearing	362,174,000	342,118,000

Total deposits	458,571,000	434,223,000

Other borrowings	20,262,000	27,892,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	16,804,000	9,023,000
Accrued interest payable	1,928,000	1,721,000
Accrued expenses and other liabilities	2,321,000	2,367,000

Total liabilities	507,103,000	482,443,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,314,142 and 5,268,815 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively.	34,994,000	31,148,000
Retained earnings	5,535,000	6,750,000
Treasury stock; 8,232 shares outstanding at September 30, 2007.	(112,000)	-
Accumulated other comprehensive loss	(337,000)	(592,000)

Total stockholders' equity	40,080,000	37,306,000

Total liabilities and stockholders' equity	$547,183,000	$519,749,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Interest income:
Loans	$20,289,000	$18,963,000
Securities held to maturity
Taxable	691,000	663,000
Non-taxable	551,000	394,000
Securities available for sale
Taxable	2,868,000	1,962,000
Non-taxable	50,000	23,000
FHLB dividends	87,000	77,000
Other interest-earning assets	39,000	29,000
Total interest income	24,575,000	22,111,000

Interest expense:
Deposits	8,810,000	6,188,000
Borrowed money	1,378,000	1,619,000
Total interest expense	10,188,000	7,807,000

Net interest income before provision for loan losses	14,387,000	14,304,000
Provision for loan losses	280,000	250,000
Net interest income after provision for loan losses	14,107,000	14,054,000

Noninterest income:
Fees and service charges	1,160,000	1,247,000
Bank owned life insurance	240,000	233,000
Gain on sales of mortgage loans	259,000	165,000
Merchant processing	1,070,000	884,000
Life insurance proceeds	459,000	-
Miscellaneous	229,000	357,000
Total noninterest income	3,417,000	2,886,000

Noninterest expenses:
Salaries and employee benefits	5,425,000	5,045,000
Occupancy, net	1,122,000	982,000
Equipment	696,000	690,000
Data processing	869,000	880,000
Advertising	311,000	283,000
FDIC insurance premium	50,000	38,000
Amortization of intangible assets	24,000	29,000
Charitable contributions	546,000	543,000
Other real estate expense	37,000
Stationery and supplies	256,000	240,000
Merchant processing	965,000	801,000
Bank-card related services	240,000	368,000
Miscellaneous	1,509,000	1,611,000
Total noninterest expenses	12,050,000	11,510,000

Income before income tax expense	5,474,000	5,430,000
Income tax expense	1,705,000	1,929,000
Net income	$3,769,000	$3,501,000

Basic earnings per share	$0.71	$0.66
Diluted earnings per share	$0.71	$0.66

Weighted average number of common shares outstanding	5,289,047	5,270,688
Weighted average number of diluted common
shares outstanding	5,317,745	5,321,844

Share data has been restated to reflect a 5% stock dividend paid November 15, 2006 and a 5% stock dividend payable November 15, 2007.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Interest income:
Loans	$7,004,000	$6,685,000
Securities held to maturity
Taxable	227,000	223,000
Non-taxable	195,000	157,000
Securities available for sale
Taxable	1,031,000	677,000
Non-taxable	20,000	10,000
FHLB dividends	29,000	30,000
Other interest-earning assets	20,000	11,000
Total interest income	8,526,000	7,793,000

Interest expense:
Deposits	3,189,000	2,396,000
Borrowed money	425,000	532,000
Total interest expense	3,614,000	2,928,000

Net interest income before provision for loan losses	4,912,000	4,865,000
Provision for loan losses	90,000	90,000
Net interest income after provision for loan losses	4,822,000	4,775,000

Noninterest income:
Fees and service charges	375,000	419,000
Bank owned life insurance	80,000	79,000
Gain on sales of mortgage loans	73,000	70,000
Merchant processing	353,000	322,000
Miscellaneous	34,000	94,000
Total noninterest income	915,000	984,000

Noninterest expenses:
Salaries and employee benefits	1,781,000	1,713,000
Occupancy, net	406,000	375,000
Equipment	239,000	201,000
Data processing	240,000	309,000
Advertising	111,000	82,000
FDIC insurance premium	24,000	12,000
Amortization of intangible assets	8,000	10,000
Charitable contributions	178,000	181,000
Other real estate owned	37,000	-
Stationery and supplies	63,000	87,000
Merchant processing	315,000	287,000
Bank-card related services	71,000	124,000
Miscellaneous	400,000	488,000
Total noninterest expenses	3,873,000	3,869,000

Income before income tax expense	1,864,000	1,890,000
Income tax expense	635,000	665,000
Net income	$1,229,000	$1,225,000

Basic earnings per share	$0.23	$0.23
Diluted earnings per share	$0.23	$0.23

Weighted average number of common shares outstanding	5,304,678	5,294,369
Weighted average number of diluted common
shares outstanding	5,321,768	5,337,407

Share data has been restated to reflect a 5% stock dividend paid November 15, 2006 and a 5% stock dividend payable November 15, 2007.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,769,000	$3,501,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	569,000	544,000
Amortization of premiums and accretion of discounts, net	102,000	199,000
Accretion of deferred loan fees	(71,000)	(94,000)
Provision for loan losses	280,000	250,000
Valuation reserve on other real estate	32,000	-
Originations of mortgage loans held for sale	(24,308,000)	(17,318,000)
Proceeds from sale of mortgage loans	25,335,000	17,073,000
Gain on sale of loans	(259,000)	(165,000)
Deferred income tax benefit	(32,000)	(103,000)
Amortization of intangible assets	24,000	29,000
Nonqualified stock option expense	38,000	38,000
Increase in bank owned life insurance	(240,000)	(233,000)
Life insurance proceeds	(459,000)	-
Increase in accrued interest receivable	(281,000)	(161,000)
Decrease in other assets	120,000	82,000
Increase in accrued interest payable	207,000	619,000
Decrease in other liabilities	(37,000)	(99,000)
Net cash provided by operating activities	4,789,000	4,162,000

Cash flows from investing activities:
Purchase of securities available for sale	(15,628,000)	(11,260,000)
Proceeds from maturities and principal repayments
on securities available for sale	8,815,000	8,867,000
Proceeds from calls on securities available for sale	300,000	-
Purchase of securities held to maturity	(7,450,000)	(11,430,000)
Proceeds from maturities and principal repayments on
securities held to maturity	6,471,000	9,579,000
Proceeds from calls on securities held to maturity	152,000	950,000
Purchase of FHLB-NY stock	294,000	130,000
Net increase in loans	(26,171,000)	(20,192,000)
Additional investment in other real estate owned	(324,000)	-
Proceeds from life insurance payout	1,030,000	-
Additions to premises and equipment	(1,138,000)	(659,000)
Net cash used in investing activities	(33,649,000)	(24,015,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,292,000	8,889,000
Net increase in interest-bearing deposits	20,056,000	14,394,000
Net increase in securities sold under agreements
to repurchase	7,781,000	4,148,000
Net decrease in short term borrowings	(6,400,000)	(3,400,000)
Payments on long term borrowings	(1,230,000)	(1,190,000)
Cash dividends paid on common stock	(1,358,000)	(733,000)
Payment of discount on dividend reinvestment plan	(33,000)	(10,000)
Purchase of treasury stock	-	(235,000)
Options exercised	59,000	233,000
Tax benefit of stock options	2,000	-
Issuance of common stock	42,000	69,000
Net cash provided by financing activities	23,211,000	22,165,000

Net decrease (increase) in cash and cash equivalents	(5,649,000)	2,312,000
Cash and cash equivalents - beginning	15,697,000	14,028,000
Cash and cash equivalents - ending	$10,048,000	$16,340,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	9,980,000	7,198,000
Cash paid during the period for income taxes	1,699,000	2,080,000
Noncash investing activities - transfer of loan to ORE	61,000	-
Noncash financing activities - issuance of common stock
under dividend reinvestment plan	-	412,000
Noncash transfer of credit card loans to loans held for sale		3,501,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended September 30, 2007
						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	-	$-	$6,750,000	$(592,000)	$37,306,000
Cash dividends paid	-	-	-	-	(1,358,000)	-	(1,358,000)
5% stock dividend (payable
November 15, 2007)	253,054	3,631,000	(392)	(5,000)	(3,626,000)	-	-
Payment of discount on dividend
reinvestment plan	-	(33,000)	-	-	-	-	(33,000)
Common stock issued under stock plans	1,810	22,000	1,462	20,000	-	-	42,000
Stock option compensation expense	-	38,000	-	-	-	-	38,000
Stock options exercised	41,359	186,000	(9,302)	(127,000)	-	-	59,000
Tax benefit on stock options exercised		2,000					2,000
Comprehensive income:
Net income for the nine months
ended September 30, 2007	-	-	-	-	3,769,000	-	3,769,000
Unrealized holding gains on securities
available for sale arising during the period
(net of taxes of $163,000)	-	-	-	-	-	255,000	255,000
Total comprehensive income, net of tax							4,024,000

Balance -- September 30, 2007	5,314,142	$34,994,000	(8,232)	$(112,000)	$5,535,000	$(337,000)	$40,080,000

	For the Period Ended September 30, 2006

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2005	5,027,283	$28,211,000	(41,560)	$(556,000)	$6,647,000	$(918,000)	$33,384,000
Cash dividends paid	-	-	-	-	(1,145,000)	-	(1,145,000)
5% stock dividend (payable
November 15, 2006)	253,240	3,135,000	(1,119)	(14,000)	(3,121,000)	-	-
Payment of discount on dividend
reinvestment plan	-	(10,000)	-	-	-	-	(10,000)
Common stock issued under dividend
reinvestment plan	-	-	31,262	412,000	-	-	412,000
Common stock issued under stock plans	-	-	5,107	69,000	-	-	69,000
Repurchase common stock	-	-	(7,739)	(103,000)	-	-	(103,000)
Stock option compensation expense	-	38,000	-	-	-	-	38,000
Exercise of stock options	37,523	233,000	(9,450)	(132,000)	-	-	101,000
Tax benefit on stock options exercised	-	174,000	-	-	-	-	174,000
Comprehensive income:
Net income for the nine months
ended September 30, 2006	-	-	-	-	3,501,000	-	3,501,000
Unrealized holding gains on securities
available for sale arising during the period
(net of taxes of $113,000)	-	-	-	-	-	179,000	179,000
Total comprehensive income, net of tax							3,680,000

Balance -- September 30, 2006	5,318,046	$31,781,000	(23,499)	$(324,000)	$5,882,000	$(739,000)	$36,600,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
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

At September 30, 2007, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.  The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the nine months ended September 30, 2006 or 2007.

Index

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded $53,000 and $31,000 in directors expense for the nine months ended September 30, 2007 and 2006, respectively, and $18,000 and $17,000 for the three months ended September 30, 2007 and 2006, respectively, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the nine months ended September 30, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	79,193	$5.70	79,788	$5.74
Granted	-	-	-	-
Exercised	(41,222)	4.05	-	-
Forfeited	(1,384)	12.89	(510)	12.34
Outstanding at end of period	36,587	$8.01	79,278	$5.70
Options exercisable	36,587		79,278
Weighted-average remaining
contractual life	2.78 years		2.21 years
Aggregate intrinsic value	$199,000		$519,000

A total of 41,222 shares were exercised in the second quarter of 2007 with the receipt of $32,000 in cash and 9,302 shares valued at $127,000.

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $38,000 of director’s compensation expense for share-based payments for both of the nine months ended September 30, 2007 and 2006, respectively and $12,000 and $14,000 for the three months ended September 30, 2007 and 2006, respectively.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of September 30, 2007 and 2006.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.

The 2006 Stock Option Plan for Non-Employee Directors, which provides for options to purchase shares of common stock to be issued to non-employee directors, was adopted by the shareholders at the Annual Meeting in May, 2006.

Index

Options to purchase 5,513 shares were granted to each Non-Employee Director on June 30, 2006.  The fair value of the options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

Dividend yield	2.25%
Expected volatility	36.72%
Risk-free interest rate	5.21%
Expected life	6 years

The following table represents the stock activity for non-employee Directors for the nine months ended September 30, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	60,753	$12.34	47,846	$6.78
Granted	-	-	55,125	12.25
Exercised	(2,205)	12.24	(39,399)	5.90
Expired	-	-	(2,819)	5.90
Outstanding at end of period	58,548	$12.35	60,753	$12.34
Options exercisable	14,180		5,628
Weighted-average remaining
contractual life	4.48 years		5.51 years
Aggregate intrinsic value	$77,000		$-
Weighted-average fair value of
options granted during the period	$-		$4.33

There was approximately $147,000 and $225,000 of total unrecognized compensation costs related to nonvested stock options outstanding as of September 30, 2007 and 2006, respectively.  The costs outstanding as of September 30, 2007 are expected to be recognized over the next 3.7 years.

A total of 2,205 shares were exercised in the second quarter of 2007 with the receipt of $27,000. A total of 39,399 shares were exercised in the second quarter of 2006 with the receipt of $233,000 and 9,923 shares valued at $132,000.

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3.   Securities Available for Sale

The following table sets forth the fair value of the Corporation's securities available for sale as of  September 30, 2007 and December 31, 2006.  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are carried at fair value.

	September 30, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$40,818,000	$212,000	$87,000
Obligations of state and political
subdivisions	2,421,000	1,000	49,000
Mortgage-backed securities	35,216,000	27,000	621,000
Other securities	1,199,000	-	35,000
	$79,654,000	$240,000	$792,000

	December 31, 2006
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$32,117,000	$28,000	$347,000
Obligations of state and political
subdivisions	1,823,000	-	30,000
Mortgage-backed securities	37,707,000	40,000	641,000
Other securities	1,099,000	-	21,000
	$72,746,000	$68,000	$1,039,000

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

Note 4.   Securities Held to Maturity

The following table sets forth the amortized cost and fair value of the Corporation's securities held to maturity as September 30, 2007 and December 31, 2006.  Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	September 30, 2007
		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$3,000	$-	$504,000
U.S. government-sponsored agencies	10,826,000	34,000	14,000	10,846,000
Obligations of state and political
subdivisions	22,478,000	41,000	209,000	22,310,000
Mortgage-backed securities	6,106,000	27,000	98,000	6,035,000
	$39,911,000	$105,000	$321,000	$39,695,000

	December 31, 2006
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$502,000	$-	$2,000	$500,000
U.S. government-sponsored agencies	10,776,000	8,000	109,000	10,675,000
Obligations of state and political
subdivisions	20,516,000	53,000	154,000	20,415,000
Mortgage-backed securities	7,369,000	32,000	110,000	7,291,000
	$39,163,000	$93,000	$375,000	$38,881,000

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

	September 30,	December 31,
	2007	2006

Mortgage
Residential	$45,675,000	$47,020,000
Commercial	190,517,000	177,411,000
Commercial	84,160,000	72,606,000
Equity	19,287,000	20,010,000
Installment	54,002,000	52,389,000
Other	2,367,000	560,000
Total loans	396,008,000	369,996,000

Less: Deferred loan fees	414,000	452,000
Allowance for loan losses	4,249,000	4,101,000
	4,663,000	4,553,000

Loans, net	$391,345,000	$365,443,000

Note 6. Allowance for loan losses
	Nine Months Ended September 30,
	2007	2006

Balance, beginning of period	$4,101,000	$3,847,000
Provision charged to operations	280,000	250,000
Recoveries of loans charged off	8,000	26,000
Loans charged off	(140,000)	(37,000)

Balance, end of period	$4,249,000	$4,086,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 7.  Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	September 30,	December 31,
	2007	2006

Impaired loans
With related allowance for loan losses	$85,000	$223,000
Without related allowance for loan losses	153,000	221,000
Total impaired loans	$238,000	$444,000

Related allowance for loan losses	$25,000	$110,000

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

FASB Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Corporation has determined that the adoption of EITF 06-4 will not have a material impact on the financial statements.

FASB Emerging Issues Task Force Issue No. 06-5, “Accounting for Purchases of life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will  be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue was effective for fiscal years beginning after December 15, 2006.  The adoption of this issue has not had a material impact on the financial statements of the Corporation.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share data)
Net income	$1,229	$1,225	$3,769	$3,501

Weighted average shares	5,305	5,294	5,289	5,271
Effect of dilutive stock options	17	43	28	51
Total weighted average dilutive shares	5,322	5,337	5,317	5,322

Basic earnings per share	$0.23	$0.23	$0.71	$0.66
Diluted earnings per share	$0.23	$0.23	$0.71	$0.66

Stock options to purchase 54,725 and 24,205 average shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively because they were antidilutive.  Stock options to purchase 53,987 and 60,753 average shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2006 and a 5% stock dividend payable on November 15, 2007.

Note 10.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the nine months ended September 30, 2007 and 2006 was $4.0 million and $3.7 million, respectively, and for the three months ended September 30, 2007 and 2006 was $1.9 million for both periods.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition

Total assets increased by $27.4 million, or 5.3%, from $519.7 million at December 31, 2006 to $547.2 million at September 30, 2007.  Net loans increased $25.9 million, or 7.1%, despite large payoffs during the first six months of 2007 within the construction loan portfolio.  The composition of the loan portfolio is basically unchanged at September 30, 2007 when compared with the portfolio at December 31, 2006.

Deposits totaled $458.6 million at September 30, 2007, an increase of $24.3 million, or 5.6%, from $434.2 million at December 31, 2006.  Noninterest-bearing deposits increased $4.3 million, or 4.7%, to $96.4 million at September 30, 2007 and interest-bearing deposits increased $20.1 million, or 5.9%, to $362.2 million at September 30, 2007.  The Corporation continues to experience strong competition in attracting deposits.  The Corporation continues to utilize the brokered certificate of deposit market to provide additional funding and currently has $10 million as of September 30, 2007 compared to $19.7 million as of December 31, 2006.  The Corporation opened its eleventh branch in Wyckoff, Bergen County, New Jersey in March 2007 and opened its twelfth branch in Westwood, Bergen County, New Jersey in September of 2007.  In addition, the Corporation anticipates the opening of its thirteenth branch in North Haledon, Passaic County, New Jersey in the first quarter of 2008.  It is anticipated that these new branches will continue to attract new customers to our organization and provide an increase to our deposit and lending relationships.

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

The financial markets have been challenged by the current interest rate environment, general credit market conditions, and the subprime lending crisis.  Community banks like Stewardship Financial Corporation, although not directly involved in the subprime lending business, are impacted by current market conditions.  The Corporation has been operating over the past year in an extremely competitive market for core deposits and customers continue to look for high yielding certificates of deposits and money market accounts.  This has put pressure on the

Index

Corporation’s net interest income, as it has on the entire industry.  The Corporation continues to be encouraged by its strong lending base and has been able to grow its loan portfolio while maintaining strong credit quality standards.  The Corporation does not participate in the subprime or negative amortization lending market.

Results of Operations
Nine Months Ended September 30, 2007 and 2006

General

The Corporation reported net income of $3.77 million, or $0.71 diluted earnings per share for the nine months ended September 30, 2007, compared to $3.50 million, or $0.66 diluted earnings per share for the same period in 2006.  The $268,000 increase was primarily caused by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan loss.  The Corporation did receive a death benefit payment on an officer of the Corporation during the quarter ended June 30, 2007, which resulted in miscellaneous income of $459,000.

Net interest income

Net interest income increased $83,000, or 0.6%, for the nine months ended September 30, 2007 as compared with the corresponding period in 2006.  The increase was primarily due to an increase in average net interest-earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the nine months ended September 30, 2007 and 2006 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2007			2006
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$379,189	$20,289	7.15%	$356,857	$18,963	7.10%
Taxable investment securities (1)	93,092	3,646	5.24	85,211	2,702	4.24
Tax-exempt investment securities (1) (2)	22,880	872	7.62	17,877	606	6.78
Other interest-earning assets	744	39	7.01	498	29	7.79
Total interest-earning assets	495,905	24,846	6.70	460,443	22,300	6.48

Non-interest-earning assets:
Allowance for loan losses	(4,147)			(3,993)
Other assets	33,395			32,584
Total assets	$525,153			$489,034

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$127,765	$2,353	2.46%	$115,775	$1,433	1.65%
Savings deposits	37,363	211	0.76	43,026	188	0.58
Time deposits	183,801	6,246	4.54	154,696	4,567	3.95
Repurchase agreements	10,534	351	4.45	6,755	220	4.35
FHLB Borrowing	20,281	662	4.36	31,333	1,034	4.41
Subordinated debenture	7,217	365	6.76	7,217	365	6.76
Total interest-bearing liabilities	386,961	10,188	3.52	358,802	7,807	2.91
Non-interest-bearing liabilities:
Demand deposits	95,602			91,335
Other liabilities	4,014			3,991
Stockholders' equity	38,576			34,906
Total liabilities and stockholders' equity	$525,153			$489,034

Net interest income (taxable equivalent basis)		$14,658			$14,493
Tax equivalent adjustment		(271)			(189)
Net interest income		14,387			14,304

Net interest spread (taxable equivalent basis)			3.18%			3.57%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.95%			4.21%

________________________________

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

Index

Total interest income on a tax equivalent basis increased $2.55 million, or 11.4%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets.  An increase in the yields in the loan and investment portfolio provided an increase in tax equivalent yields on interest earning assets of 22 basis points from 6.48% for the nine months ended September 30, 2006 to 6.70% for the same period in 2007.  The average balance of interest-earning assets increased $35.5 million, or 7.7%, from $460.4 million for the nine months ended September 30, 2006 to $495.9 million for the same period in 2007, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $22.3 million to an average of $379.2 million for the nine months ended September 30, 2007, from an average of $356.9 million for the comparable period in 2006.  Taxable investment securities increased $7.9 million to an average of $93.1 million and tax-exempt securities increased $5.0 million to an average $22.9 million.

Interest paid on deposits and borrowed money increased by $2.38 million, or 30.5%, due to an increase in deposits and an increase in rates paid on deposits.  The average balance of total interest-bearing deposits and borrowed money increased to $387.0 million for the nine months ended September 30, 2007 from $358.8 million for the comparable 2006 period, primarily as a result of the Corporation’s expanding customer base and the issuance of brokered certificates of deposit.  Yields on deposits and borrowed money increased from 2.91% for the nine month period ended September 30, 2006 to 3.52% for the comparable period in 2007.  Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.  Customers have become very interest rate sensitive and are moving out of core savings and interest bearing demand deposit accounts and into short-term high yielding time deposits.  Recent declines in short-term borrowing costs have yet to impact the retail deposit market.  As the Corporation completes its core processing system conversion, it anticipates introducing several new deposit products in order to encourage business and personal customers to invest in core savings products in the future.

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

The provision charged to operations totaled $280,000 and $250,000 during the nine months ended September 30, 2007 and 2006, respectively.  The increase in the provision was primarily due to an increase in loan growth in 2007 and an increase in net chargeoff activity during the first nine months of 2007.  See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Index

Noninterest income

Noninterest income increased $531,000, or 18.4%, from $3.42 million for the nine month period ended September 30, 2006 to $2.90 million for the comparable period in 2007.   Income of $459,000 was recorded as a result of a death benefit insurance payment received in the quarter ended June 30, 2007.  Income derived from the merchant credit card processing program increased $186,000 due to an expanding merchant base.  The Corporation has marketed its merchant services to its existing business customers as well as new prospective customers.    Businesses are analyzed prior to being offered the merchant services to ensure the Corporation is maintaining the appropriate amount of risk within the servicing product.  Gain on sales of mortgage loans increased $94,000 due to an increased volume of loan originations.  Fees and service charges decreased $87,000 due to consumers shifting to free or low balance maintenance checking products, a decline in the fees received through the overdraft program and a decline in miscellaneous loan fees booked during the nine months ended September 30, 2007.

Noninterest expense

Noninterest expense increased by approximately $540,000, or 4.7%, to $12.05 million for the nine months ended September 30, 2007, compared to $11.51 million for the same 2006 period.  Salaries and employee benefits, the major component of noninterest expense, increased $380,000, or 7.5%, during the nine months ended September 30, 2007.  This increase was due to general increases for merit and performance, increases in staffing to support the new Wyckoff and Westwood branches and new business development and loan departments and increases in employee benefit related expenses.  Occupancy expense increased $146,000, or 8.7%, primarily to support the new Wyckoff and Westwood branches.  The increase in the merchant card processing business caused merchant processing expense to increase $164,000 in the nine months ended September 30, 2007.  Bank-card related services expense declined $128,000 in the nine months ended September 30, 2007 due to the sale of the credit card portfolio which was completed in October 2006.

Income taxes

Income tax expense totaled $1.71 million for the nine months ended September 30, 2007, for an effective tax rate of 31.1%.  For the nine months ended September 30, 2006, income tax expense totaled $1.93 million, for an effective tax rate of 35.5%.  The effective tax rate has decreased due to the effect of the nontaxable death benefit proceeds being recorded.

Index

Results of Operations
Three Months Ended September 30, 2007 and 2006

General

The Corporation reported net income of $1.23 million, or $0.23 diluted earnings per share for each of the three months ended June 30, 2007 and 2006.  Increases in net interest income were offset by decreases in noninterest income.

Net interest income

Net interest income increased $47,000, or 1.0%, for the three months ended September 30, 2007 as compared with the corresponding period in 2006.  The increase was primarily due to the growth in average interest earning assets during the three months ended Septmeber 30, 2007.

The following table reflects the components of the Corporation’s net interest income for the three months ended September 30, 2007 and 2006 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$388,936	$7,003	7.14%	$366,340	$6,685	7.24%
Taxable investment securities (1)	96,633	1,288	5.29	83,904	930	4.40
Tax-exempt investment securities (1) (2)	24,085	313	5.20	20,361	242	4.75
Other interest-earning assets	1,242	19	6.07	627	11	6.96
Total interest-earning assets	510,896	8,623	6.70	471,232	7,868	6.62

Non-interest-earning assets:
Allowance for loan losses	(4,217)			(4,061)
Other assets	33,564			32,791
Total assets	$540,243			$499,962

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$140,991	$973	2.74%	$113,829	$546	1.90%
Savings deposits	36,816	71	0.77	41,388	61	0.58
Time deposits	186,397	2,144	4.56	168,333	1,789	4.22
Repurchase agreements	11,855	127	4.25	8,106	95	4.65
FHLB Borrowing	16,802	176	4.16	27,489	315	4.55
Subordinated debenture	7,217	122	6.71	7,217	122	6.71
Total interest-bearing liabilities	400,078	3,613	3.58	366,362	2,928	3.17
Non-interest-bearing liabilities:
Demand deposits	96,431			93,296
Other liabilities	4,444			4,314
Stockholders' equity	39,290			35,990
Total liabilities and stockholders' equity	$540,243			$499,962

Net interest income (taxable equivalent basis)		$5,010			$4,940
Tax equivalent adjustment		(97)			(75)
Net interest income		4,913			4,865

Net interest spread (taxable equivalent basis)			3.11%			3.45%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			4.16%
___________________________

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

Index

Total interest income on a tax equivalent basis increased $755,000, or 9.6%, primarily due to an increase in the average earning assets and an increase in yields on interest-earning assets.  Due to an increase in yields in the loan and investment portfolio, tax equivalent yields on interest earning assets increased 8 basis points from 6.62% for the three months ended September 30, 2006 to 6.70% for the same period in 2007.  The average balance of interest-earning assets increased $39.7 million, or 8.4%, from $471.2 million for the three months ended September 30, 2006 to $510.9 million for the same period in 2007, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $22.6 million to an average of $388.9 million for the three months ended September 30, 2007, from an average of $366.3 million for the comparable period in 2006.  Taxable investment securities increased $12.7 million to an average of $96.6 million and tax-exempt securities increased $3.7 million to an average of $24.1 million.

Interest paid on deposits and borrowed money increased by $685,000, or 23.3%, due to an increase in average deposits and an increase in rates paid on deposits.  The average balance of total interest-bearing deposits and borrowed money increased to $400.1 million for the three months ended June 30, 2007 from $366.4 million for the comparable 2006 period, primarily as a result of the Corporation’s expanding customer base and the use of the brokerage certificate of deposit market.  Yields on deposits and borrowed money increased from 3.17% for the three month period ended September 30, 2006 to 3.58% for the comparable period in 2007.  Rising short-term interest rates and an extremely competitive market has caused the Corporation to raise yields on deposits in order to fund the asset base.  The Corporation did observe a stabilizing of deposit and borrowing costs as yields on interest-bearing liabilities declined 4 basis points from the prior three months ended June 30, 2007.

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

The provision charged to operations totaled $90,000 during the three months ended September 30, 2007 and 2006.  See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Index

Noninterest income

Noninterest income decreased $69,000, or 7.0%, from $984,000 for the three month period ended September 30, 2006 to $915,000 for the comparable period in 2007.  Income derived from the merchant credit card processing program increased $31,000 due to an expanding merchant base.  Fees and service charges decreased $44,000 due primarily to a decline in overdraft fee income of $41,000.  Miscellaneous income decreased $60,000, primarily due to a decline in fees from retail credit cards.  The Corporation sold its credit card portfolio in October 2006.

Noninterest expense

Noninterest expense remained steady at $3.87 million for the three months ended September 30, 2007 and 2006.  Salaries and employee benefits, the major component of noninterest expense, increased $68,000, or 4.0%, during the three months ended September 30, 2007.  This increase was due to general increases for merit and performance and increases in staffing to support the new branches.  Occupancy expense increased $31,000 due to costs incurred for the Wyckoff and Westwood branches.  Data processing decreased $69,000 due to pricing negotiations contained in the new core processing contract.  The increase in the merchant card processing business caused merchant processing expense to increase $28,000 in the three months ended September 30, 2007.  Bank card related expenses have decreased $53,000 due to the reduction in expense related to credit card processing as a result of the sale of the portfolio in the fourth quarter of 2006.  Miscellaneous expense decreased $88,000 due to the reversal of reserves set up in October, 2006 as part of the sale of the credit card portfolio.  These reserves, totaling $46,000, covered data processing deconversion costs, professional fees, and recourse losses.  A valuation reserve was placed on the other real estate owned which resulted in other real estate expense of $31,000.

Income taxes

Income tax expense totaled $635,000 for the three months ended September 30, 2007, for an effective tax rate of 34.1%.  For the three months ended September 30, 2006, income tax expense totaled $665,000, for an effective tax rate of 35.2%.  The effective tax rate has decreased due to the effect of the increase in nontaxable income derived from nontaxable securities.

Index

Asset Quality

The Corporation’s principal earning assets are its loans to businesses and individuals located in northern New Jersey.  The financial industry has been dealing with risks inherent within the sub-prime lending market.  The Corporation does not engage in sub-prime residential mortgage lending or in the negative amortization loan markets.  It maintains prudent underwriting guidelines which has provided strong quality of credit.

Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay their loans under their existing loan agreements.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

	09/30/07	06/30/07	03/31/07	12/31/06
	(Dollars in Thousands)
Nonaccrual loans: (1)	$238	$300	$445	$444
Loans past due 90 days or more: (2)	28	10	5	1,090
Total nonperforming loans	$266	$310	$450	$1,534

Other real estate owned (3)	$353	$385	$-	$-

Total nonperforming assets	$619	$695	$450	$1,534

Allowance for loan losses	$4,249	$4,181	$4,093	$4,101

Nonaccrual loans to total loans	0.06%	0.08%	0.12%	0.12%
Nonperforming loans to total loans	0.07%	0.08%	0.12%	0.41%
Nonperforming loans to total assets	0.05%	0.06%	0.09%	0.30%
Nonperforming assets to total assets	0.11%	0.13%	0.09%	0.30%
Allowance for loan losses to total loans	1.07%	1.09%	1.10%	1.11%

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

(3) Other real estate owned is accounted for net of valuation reserve of $32,000 which was based on signed contract of sale, in effect on September 30, 2007. The property was successfully sold on October 30, 2007.

There were no loans at September 30, 2007 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

Index

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

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended September 30, 2007.

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

Index

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

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At September 30, 2007 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at September 30, 2007.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	11.14%	7.14%
Total	8.00%	12.14%	4.14%
Leverage Ratio	4.00%	8.76%	4.76%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of bank management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  At September 30, 2007, the Corporation has outstanding loan commitments of $38.5 million and unused lines and letters of credit totaling $87.1 million.  Certificates of deposit scheduled to mature in one year or less, at September 30, 2007, totaled $117.5 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents decreased

Index

$5.6 million during the first nine months of 2007.  Net financing and operating activities provided $23.2 million and $4.8 million, respectively and investing activities used $33.6 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Corporation attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, by adjusting interest rates to market conditions, and by developing new products.  The Corporation uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve month period.  The model is based  on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets and liabilities.  According to the reports generated as of September 30, 2007, an immediate rate increase of 200 basis points resulted in a decrease in net interest income of 15.1%, or $3.2 million, while an immediate interest rate decrease of 200 basis points resulted in an increase in net interest income of 5.7%, or $1.2 million.  Management has a goal to maintain a percent change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.

Additional disclosure about quantitative and qualitative market risk is located in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and principal accounting officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, the Corporation’s chief executive officer and principal accounting officer concluded that the Corporation disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Corporation is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Stewardship Financial Corporation

Date:	November 14, 2007	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive
Officer
(authorized officer on behalf
of registrant)

Date:	November 14, 2007	By:	/s/ Julie E. Holland
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