Form 10-K
period 2007-12-31
STEWARDSHIP FINANCIAL CORP
filed 2008-03-31
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-21855

Stewardship Financial Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-3351447
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Godwin Avenue, Midland Park, NJ	07432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (201) 444-7100

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2007 was $ 60,742,000.

As of  March 25, 2008,  5,314,325 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 6	Selected Financial Data	Registrant’s Annual Report to Shareholders under the caption “Consolidated Financial Summary of Selected Financial Data.”

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Registrant’s Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8	Financial Statements and Supplementary Data	Registrant’s Annual Report to Shareholders under the caption “Consolidated Statements Financial Condition.”

Item 10	Directors, Executive Officers and Corporate Governance
Proxy Statement for 2008 Annual Meeting of Shareholders under the caption, “Proposal I – Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting,” to be filed no later than April 30, 2008.

Item 11	Executive Compensation
Proxy Statement for 2008 Annual Meeting of  Shareholders under the captions, “Compensation of Executive Officers” and “Annual Management Compensation and All Other Compensation,” to be filed no later than April 30, 2008

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2008 Annual Meeting of Shareholders under the caption, “Stock Ownership of Management and Principal Shareholders,” to be filed no later than April 30, 2008.

Item 13	Certain Relationships and Related Transactions, and Director Independence
Proxy Statement for 2008 Annual Meeting of Shareholders under the captions, “Proposal I – Election of Directors” and “Certain Relationships and Related Transactions,” to be filed not later filed no later than April 30, 2008.

Item 14	Principal Accountant Fees and Services	Proxy Statement for 2008 Annual Meeting of Shareholders under the Caption, “Fees Billed by Accounting Firms During Fiscal 2007 and Fiscal 2006,” to be filed no later than April 30, 2008.

Part I

Item 1  -  Business

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984.  At December 31, 2007, the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches located at 386 Lafayette Avenue, Hawthorne, New Jersey, 1111 Goffle Road, Hawthorne, New Jersey, 190 Franklin Avenue, Ridgewood, New Jersey, 2 Changebridge Road, Montville, New Jersey, 33 Sicomac Avenue, North Haledon, New Jersey, 249 Newark Pompton Turnpike, Pequannock, New Jersey, 64 Franklin Turnpike, Waldwick, New Jersey, 87 Berdan Avenue, Wayne, New Jersey, 400 Hamburg Turnpike, Wayne, New Jersey, 311 Valley Road, Wayne, New Jersey, 200 Kinderkamack Road, Westwood, New Jersey and 378 Franklin Avenue, Wyckoff, New Jersey.  The Bank operates ATM machines at all of its branches except its Lafayette Avenue, Hawthorne branch and operates an offsite branch in the Christian Health Care Center, Wyckoff, New Jersey.

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

Business of the Corporation

The Corporation’s primary business is the ownership and supervision of the Bank.  The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Corporation structures its specific products and services in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic counties, New Jersey.  The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

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

Service Area

The Corporation’s service area primarily consists of the Bergen, Passaic and Morris counties in the New Jersey market, although the Corporation makes loans throughout New Jersey.  At December 31, 2007, the Corporation operated its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne, Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne, Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2007, the Corporation employed 109 full-time employees and 38 part-time employees.  None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

The FDIC amended it risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends on the category to which it is assigned.  Risk category I, which contains the least risky depository institutions is expected to include more than 90% of all institutions.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I.)  Institutions in Risk Category II, III, and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  The Bank’s one-time credit was $157,000, which was recognized in 2007.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.  The Bank’s assessment for the year ended December 31, 2007 was $11,000.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (FICO) issued in connection with the failure of certain savings and loan associations.  This payment is established quarterly and averaged 1.16 basis points.  The Corporation paid $51,000 in 2007 under this assessment.

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

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and assets serving as collateral for loan repayments.  In determining the size of our allowance for loan loss, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover probable incurred loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our portfolio.  Significant additions to our allowance for loan losses would materially decrease our net income.

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

Federal and State Regulations could restrict our business and non-compliance would result in penalties, litigation and damage to our reputation.

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

The trading history of our common stock has been characterized by relatively low trading volume.  The value of a shareholder’s investment may be subject to decreases due to the volatility of the price of our common stock which trades on the NASDAQ Stock Market.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its nine branch offices.  The property located at 612 Godwin Avenue is to be used for future administrative offices, pending the obtainment of all appropriate approvals and completing construction.  The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2007.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

1111 Goffle Road	Leased	05/31/11
Hawthorne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

190 Franklin Avenue	Leased	09/30/12
Ridgewood, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

87 Berdan Avenue	Leased	06/30/09
Wayne, NJ

311 Valley Road	Leased	11/30/08
Wayne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, New Jersey

378 Madison Avenue	Leased	05/31/26
Wyckoff, New Jersey

200 Kinderkamack Road	Leased	05/20/26
Westwood, New Jersey

33 Sicomac Avenue
North Haledon, New Jersey	Leased	10/31/14

Item 3  -  Legal Proceedings

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

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of fiscal 2007.

Part II

Item 5  -  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Until March 27, 2007, the Corporation’s Common Stock traded on the OTC Bulletin Board under the symbol “SSFN”.  As of March 28, 2007, the Corporation’s Common Stock has been traded on the Nasdaq Stock Market also under the symbol “SSFN”. As of December 31, 2007, there were 982 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board and the Nasdaq Stock Market for the quarterly periods presented.  The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.  The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2007 and 2006.

	Bid
			Cash
	High	Low	Dividend

Year Ended December 31, 2007
Fourth quarter	$14.76	$13.00	$0.09
Third quarter	15.71	13.10	0.09
Second quarter	15.22	12.67	0.08
First quarter	13.10	12.10	0.08

Year Ended December 31, 2006
Fourth quarter	$13.81	$11.47	$0.08
Third quarter	13.15	11.79	0.07
Second quarter	13.61	11.79	0.07
First quarter	14.51	12.80	0.07

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

During fiscal 2007, the Corporation paid quarterly cash dividends totaling $0.34 per share for an annual dividend payout ratio of 39.4%.  During fiscal 2006, the Corporation paid quarterly cash dividends totaling $0.29 per share for an annual dividend payout ratio of 32.2%.

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

Not applicable to smaller reporting companies.

Item 8  -  Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from page A-20 of the Registrant’s Annual Report to Shareholders under the caption “Consolidated Statements of Financial Condition.”

Item 9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  -  Controls and Procedures

(a)	Evaluation of internal controls and procedures.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our internal controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report on Form 10-K.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 10  -  Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the definitive Proxy Statement for the Corporation’s 2008 Annual Meeting of Shareholders under the caption “Proposal I- Election of Directors” and information concerning compliance with Section 16(a) of the Exchange Act will be included under the caption “Compliance with Section 16(a) Beneficial Ownership Reporting,” each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

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

Audit Committee and Audit Committee Financial Expert

The members of our audit committee as of December 31, 2007 were Harold Dyer, John L. Steen, Michael Westra and Howard Yeaton (Chairman).  The Audit Committee determined that Michael Westra and Howard Yeaton were “audit committee financial experts” as defined by the Securities and Exchange Commission.   All members of our audit committee are “independent” for purposes of Rule 4200(a)(15) of NASD’s listing standards.

Item 11  -  Executive Compensation

Information concerning executive compensation will be included in the definitive Proxy Statement for the Corporation’s 2008 Annual Meeting of Shareholders under the caption “Executive Compensation” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 12  -  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	93,863	$10.49	359,740

Equity compensation plans not approved by security holders	-	$-	603,360
Total	93,863	$10.49	963,100

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

Information concerning security ownership of certain beneficial owners and management will be included in the definitive Proxy Statement for the Corporation’s 2008 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 13  -  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be included in the definitive Proxy Statement for the Corporation’s 2008 Annual Meeting of Shareholders under the captions “Proposal I – Election of Directors” and  “Certain Relationships and Related Transactions,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 14  -  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be included in the definitive Proxy Statement for the Corporation’s 2008 Annual Meeting of Shareholders under the caption “Fees Billed by Accountants During Fiscal 2007 and Fiscal 2006,” which is incorporated herein by reference.  It is expected that such Proxy Statement which will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Part IV

Item 15  -  Exhibits, Financial Statement Schedules

(a)  Exhibits

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Corporation (1)
3(ii)	Bylaws of the Corporation (1)
10(i)	1995 Incentive Stock Option Plan (1)
10(ii)	1995 Stock Option Plan for Non-Employee Directors (1)
10(iii)	1995 Employee Stock Purchase Plan (2)
10 (iv)	Stock Bonus Plan (2)
10 (v)	Stewardship Financial Corporation Dividend Reinvestment Plan (3)
10 (vi)	Stewardship Financial Corporation Director Stock Plan (4)
10(vii)	Amended and Restated 1995 Stock Option Plan (5)
10(viii)	Amended and Restated Director Stock Plan (5)
10(ix)	Dividend Reinvestment Plan (6)
10(x)	2001 Stock Option Plan For Non-Employee Directors(7)
10(xi)	Dividend Reinvestment Plan (8)
10(xii)	2006 Stock Option Plan for Non-Employee Directores (9)
13	Annual Report to Shareholders for the year ended December 31, 2008
14	Code of Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Accounting pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Senior Vice President, Accounting pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________________
(1)
Incorporated by reference from Exhibits 5(B)(3)(i), 5(B)(3)(ii), 5(B)(3)(iii), 5(B)(10)(a), 5(B)(10)(b), 5(B)(21) from the Corporation’s Registration Statement on Form 8-B, Registration No.  0-21855, filed December 10, 1996.

(2)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(3)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(4)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

(5)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(6)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

(7)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.

(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.

(9)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer
Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 31, 2008
Paul Van Ostenbridge	(Principal Executive Officer)

/s/ Julie E. Holland	Senior Vice President, Accounting	March 31, 2008
Julie E. Holland	(Principal Financial
Officer and Principal Accounting Officer)

/s/ Harold Dyer	Director	March 31, 2008
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 31, 2008
William Hanse

/s/ Margo Lane	Director	March 31, 2008
Margo Lane

/s/ Arie Leegwater	Director	March 31, 2008
Arie Leegwater

/s/ John L. Steen	Director	March 31, 2008
John L. Steen

/s/ Robert Turner	Secretary and Director	March 31, 2008
Robert Turner

/s/ William J. VanderEems	Director	March 31, 2008
William J. VanderEems

/s/ Abe Van Wingerden	Vice Chairman of the Board	March 31, 2008
Abe Van Wingerden

/s/ Michael Westra	Director	March 31, 2008
Michael Westra

/s/ Howard Yeaton	Director	March 31, 2008
Howard Yeaton