Form 10-Q
period 2008-03-31
STEWARDSHIP FINANCIAL CORP
filed 2008-05-15
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES XCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 0-21855

Stewardship Financial Corporation

(Exact name of registrant as specified in its charter)

New Jersey	22-3351447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Godwin Avenue, Midland Park, NJ	07432
(Address of principal executive offices)	(Zip Code)

(201)  444-7100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The number of shares outstanding, net of treasury stock of the Issuer’s Common Stock, no par value, as of May 5, 2008 was 5,315,972.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets

Cash and due from banks	$13,943,000	$11,789,000
Other interest-earning assets	90,000	143,000
Federal funds sold	2,500,000	-
Cash and cash equivalents	16,533,000	11,932,000

Securities available for sale	88,242,000	76,957,000
Securities held to maturity; estimated fair value of $38,028,000 (2008) and $41,508,000 (2007)	37,410,000	41,189,000
FHLB-NY stock, at cost	2,558,000	1,983,000
Loans, net of allowance for loan losses of of $ 4,571,000 (2008) and $4,457,000 (2007)	420,786,000	415,690,000
Mortgage loans held for sale	2,246,000	1,284,000
Premises and equipment, net	7,864,000	7,950,000
Accrued interest receivable	3,013,000	3,112,000
Intangible assets	62,000	70,000
Bank owned life insurance	8,355,000	8,273,000
Other assets	3,164,000	3,465,000

Total assets	$590,233,000	$571,905,000

Liabilities and Stockholders' equity

Liabilities

Deposits:
Noninterest-bearing	$95,497,000	$101,993,000
Interest-bearing	381,070,000	370,306,000

Total deposits	476,567,000	472,299,000

Other borrowings	41,425,000	28,645,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	16,508,000	17,283,000
Accrued interest payable	1,845,000	2,080,000
Accrued expenses and other liabilities	4,533,000	3,291,000

Total liabilities	548,095,000	530,815,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized; 5,317,471 and 5,306,828 shares issued; 5,315,972 and 5,306,828 outstanding at March 31, 2008 and December 31, 2007, respectively.	34,936,000	34,871,000
Treasury stock, 1,499 shares outstanding at March 31, 2008	(21,000)	-
Retained earnings	6,526,000	5,943,000
Accumulated other comprehensive gain	697,000	276,000

Total Stockholders' equity	42,138,000	41,090,000

Total liabilities and Stockholders' equity	$590,233,000	$571,905,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans	$7,185,000	$6,570,000
Securities held to maturity
Taxable	204,000	229,000
Non-taxable	207,000	177,000
Securities available for sale
Taxable	994,000	907,000
Non-taxable	27,000	14,000
FHLB dividends	34,000	26,000
Other interest-earning assets	6,000	9,000
Total interest income	8,657,000	7,932,000

Interest expense:
Deposits	2,910,000	2,760,000
Borrowed money	585,000	499,000
Total interest expense	3,495,000	3,259,000

Net interest income before provision for loan losses	5,162,000	4,673,000
Provision for loan losses	100,000	10,000
Net interest income after provision for loan losses	5,062,000	4,663,000

Noninterest income:
Fees and service charges	295,000	394,000
Bank owned life insurance	81,000	78,000
Gain on sales of mortgage loans	55,000	89,000
Gain on calls of securities	41,000	-
Merchant processing	369,000	365,000
Miscellaneous	135,000	70,000
Total noninterest income	976,000	996,000

Noninterest expenses:
Salaries and employee benefits	2,016,000	1,794,000
Occupancy, net	449,000	335,000
Equipment	273,000	217,000
Data processing	308,000	307,000
Advertising	104,000	76,000
FDIC insurance premium	73,000	13,000
Amortization of intangible assets	8,000	8,000
Charitable contributions	162,000	169,000
Stationery and supplies	111,000	83,000
Merchant processing	325,000	335,000
Bank-card related services	78,000	95,000
Miscellaneous	572,000	563,000
Total noninterest expenses	4,479,000	3,995,000

Income before income tax expense	1,559,000	1,664,000
Income tax expense	498,000	578,000
Net income	$1,061,000	$1,086,000

Basic earnings per share	$0.20	$0.21
Diluted earnings per share	$0.20	$0.20

Weighted average number of common shares outstanding	5,310,562	5,270,187
Weighted average number of diluted common shares outstanding	5,325,254	5,313,812

Share data has been restated to reflect a 5% stock dividend paid November 15, 2007.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,061,000	$1,086,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	240,000	180,000
Amortization of premiums and accretion of discounts, net	30,000	39,000
Accretion of deferred loan fees	(59,000)	(34,000)
Provision for loan losses	100,000	10,000
Originations of mortgage loans held for sale	(5,642,000)	(7,586,000)
Proceeds from sale of mortgage loans	4,736,000	8,811,000
Gain on sale of loans	(55,000)	(89,000)
Loss on sale of fixed assets	12,000	-
Gain on calls of investment securities	(41,000)	-
Deferred income tax (benefit) expense	(50,000)	26,000
Amortization of intangible assets	8,000	8,000
Nonqualified stock option expense	12,000	13,000
Increase in bank owned life insurance	(81,000)	(78,000)
Decrease in accrued interest receivable	99,000	66,000
Decrease (increase) in other assets	86,000	(143,000)
(Decrease) increase in accrued interest payable	(235,000)	315,000
Increase in other liabilities	33,000	1,155,000
Net cash provided by operating activities	254,000	3,779,000

Cash flows from investing activities:
Purchase of securities available for sale	(18,442,000)	(4,217,000)
Proceeds from maturities and principal repayments on securities available for sale	1,746,000	4,605,000
Proceeds from calls on securities available for sale	7,316,000	152,000
Purchase of securities held to maturity	(404,000)	(2,089,000)
Proceeds from maturities and principal repayments on securities held to maturity	412,000	1,842,000
Proceeds from calls on securities held to maturity	3,770,000	152,000
(Purchase) redemption of FHLB-NY stock	(575,000)	306,000
Net increase in loans	(5,137,000)	(994,000)
Additions to premises and equipment	(170,000)	(490,000)
Sales of premises and equipment	4,000	-
Net cash used in investing activities	(11,480,000)	(733,000)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(6,496,000)	1,566,000
Net increase in interest-bearing deposits	10,764,000	3,893,000
Net decrease in securities sold under agreements to repurchase	(775,000)	(185,000)
Proceeds from long term borrowings	30,000,000	-
Net decrease in short term borrowings	(16,800,000)	(6,400,000)
Payments on long term borrowings	(420,000)	(406,000)
Cash dividends paid on common stock	(478,000)	(452,000)
Payment of discount on dividend reinvestment plan	(11,000)	(11,000)
Options exercised	22,000	-
Issuance of common stock	21,000	22,000
Net cash provided by (used in) financing activities	15,827,000	(1,973,000)

Net increase in cash and cash equivalents	4,601,000	1,073,000
Cash and cash equivalents - beginning	11,932,000	15,697,000
Cash and cash equivalents - ending	$16,533,000	$16,770,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,729,000	$2,943,000
Cash paid during the year for income taxes	-	25,000
Noncash investing activities - security purchases due brokers	1,209,000	-

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended March 31, 2008

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Gain,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2007	5,306,828	$34,871,000	-	$-	$5,943,000	$276,000	$41,090,000
Dividends Paid	-	-	-	-	(478,000)	-	(478,000)
Payment of discount on dividend reinvestment plan	-	(11,000)	-	-	-	-	(11,000)
Common stock issued under stock plans	1,667	21,000	-	-	-	-	21,000
Stock option compensation expense	-	12,000	-	-	-	-	12,000
Stock options exercised	8,976	43,000	(1,499)	(21,000)	-	-	22,000
Comprehensive income:
Net income	-	-	-	-	1,061,000	-	1,061,000
Unrealized holding gains on securities available for sale arising during the period (net taxes of $249,000)	-	-	-	-	-	397,000	397,000
Reclassification adjustment for gains in net income (net of taxes of $17,000)	-	-	-	-	-	24,000	24,000
Total comprehensive income, net of tax							1,482,000

Balance -- March 31, 2008	5,317,471	$34,936,000	(1,499)	$(21,000)	$6,526,000	$697,000	$42,138,000

	For the Period Ended March 31, 2007

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Loss,
	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	$6,750,000	$(592,000)	$37,306,000
Dividends Paid	-	-	(452,000)	-	(452,000)
Payment of discount on dividend reinvestment plan	-	(11,000)	-	-	(11,000)
Common stock issued under stock plans	1,810	22,000	-	-	22,000
Repurchase common stock	-	-	-	-	-
Stock option compensation expense	-	13,000	-	-	13,000
Comprehensive income:
Net income	-	-	1,086,000	-	1,086,000
Unrealized holding gains on securities available for sale arising during the period (net taxes of $91,000)	-	-	-	144,000	144,000
Total comprehensive income, net of tax					1,230,000

Balance -- March 31, 2007	5,019,729	$31,172,000	$7,384,000	$(448,000)	$38,108,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Atlantic Stewardship Bank (the “Bank”).  The Bank includes its wholly owned subsidiaries, Stewardship Investment Corp. and Stewardship Realty, LLC.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial  statements.  Certain prior period amounts have been reclassified to conform to the current presentation.  The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.

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

At March 31, 2008, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.  The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the three months ended March 31, 2008 or 2007.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
March 31, 2008
(Unaudited)

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded expense of $24,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the three months ended March 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	36,417	$7.56	79,193	$5.70
Granted	-	-	-	-
Exercised	(8,976)	4.80	-	-
Forfeited	(1,459)	11.94	(510)	12.34
Outstanding at end of period	25,982	$8.27	78,683	$5.65
Options exercisable	25,982		78,683
Weighted-average remaining contractual life	2.78 years		1.68 years
Aggregate intrinsic value	$155,000		$567,000
Intrinsic value of options exercisable	$155,000		$567,000

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded director’s compensation expense for share-based payments of $12,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of March 31, 2008 and 2007.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.  There was approximately $149,000 and $198,000 of total unrecognized compensation costs related to nonvested stock options outstanding as of March 31, 2008 and 2007, respectively.  The costs outstanding as of March 31, 2008 are expected to be recognized over the next 3.1 years.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
March 31, 2008
(Unaudited)

The following table represents the stock activity for non-employee Directors for the three months ended March 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	57,446	$12.35	60,753	$12.34
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	57,446	$12.35	60,753	$12.34
Options exercisable	13,346		5,628
Weighted-average remaining contractual life	3.97 years		4.98 years
Aggregate intrinsic value	$109,000		$31,000
Intrinsic value of options exercisable	$20,787		$-

Note 2.   Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3.   Securities Available for Sale

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$43,393,000	$731,000	$47,000
Obligations of state and political subdivisions	4,014,000	19,000	30,000
Mortgage-backed securities	39,593,000	502,000	22,000
Other securities	1,242,000	-	20,000
	$88,242,000	$1,252,000	$119,000

	December 31, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$35,693,000	$495,000	$4,000
Obligations of state and political subdivisions	2,903,000	2,000	29,000
Mortgage-backed securities	37,131,000	205,000	205,000
Other securities	1,230,000	-	17,000
	$76,957,000	$702,000	$255,000

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

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association (“GNMA”) and government-sponsored agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).

Note 4.   Securities Held to Maturity

The following is a summary of the contractual maturities and related unrecognized gains and losses of securities held to maturity:

	March 31, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$500,000	$10,000	$-	$510,000
U.S. government-sponsored agencies	8,583,000	225,000	-	8,808,000
Obligations of state and political subdivisions	22,855,000	367,000	69,000	23,153,000
Mortgage-backed securities	5,472,000	89,000	4,000	5,557,000
	$37,410,000	$691,000	$73,000	$38,028,000

	December 31, 2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$5,000	$-	$506,000
U.S. government-sponsored agencies	12,331,000	135,000	1,000	12,465,000
Obligations of state and political subdivisions	22,569,000	204,000	40,000	22,733,000
Mortgage-backed securities	5,788,000	48,000	32,000	5,804,000
	$41,189,000	$392,000	$73,000	$41,508,000

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

	March 31,	December 31,
	2008	2007

Mortgage
Residential	$43,776,000	$44,719,000
Commercial	214,293,000	209,082,000
Commercial	91,465,000	89,845,000
Equity	19,940,000	19,723,000
Installment	55,777,000	56,796,000
Other	540,000	424,000
Total loans	425,791,000	420,589,000

Less: Deferred loan fees	434,000	442,000
Allowance for loan losses	4,571,000	4,457,000
	5,005,000	4,899,000

Loans, net	$420,786,000	$415,690,000

Note 6.   Allowance for loan losses

	Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$4,457,000	$4,101,000
Provision charged to operations	100,000	10,000
Recoveries of loans charged off	18,000	1,000
Loans charged off	(4,000)	(19,000)

Balance, end of period	$4,571,000	$4,093,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 7.  Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	March 31,	December 31,
	2008	2007

Impaired loans
With related allowance for loan losses	$222,000	$222,000
Without related allowance for loan losses	138,000	233,000
Total impaired loans	$360,000	$455,000

Related allowance for loan losses	$39,000	$39,000

Note 8 – Fair Value

FASB Statement of Financial Acccounting Standard No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$88,242,000	$1,242,000	$87,000,000	$-

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 9.  Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157,” Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB statement 157”. The FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilites, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

FASB Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Adoption of this statement has not had a material impact on the Corporation’s consolidated financial position or results of operation.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 10.   Earnings Per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in thousands, except per share amounts)

Net income	$1,061	$1,086

Weighted average shares	5,311	5,270
Effect of dilutive stock options	14	44
Total weighted average dilutive shares	5,325	5,314

Basic earnings per share	$0.20	$0.21
Diluted earnings per share	$0.20	$0.20

Stock options to purchase 51,818 and 57,860 average shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2007.

Note 11.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the three months ended March 31, 2008 and 2007 was $1.5 million and $1.2 million, respectively.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by this report, contains a summary of the Corporation’s significant accounting policies.  Management also believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  The Audit Committee and the Board of Directors periodically review this critical policy and its application.

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

Financial Condition

Total assets increased by $18.3 million, or 3.2%, from $571.9 million at December 31, 2007 to $590.2 million at March 31, 2008.  Net loans increased $5.1 million, or 1.2%, to $420.8 million.  The composition of the loan portfolio is basically unchanged at March 31, 2008 when compared with the portfolio at December 31, 2007.

Deposits totaled $476.6 million at March 31, 2008, an increase of $4.3 million, or 0.9%, from $472.3 million at December 31, 2007.  Noninterest-bearing deposits decreased $6.5 million, or 6.4%, to $95.5 million at March 31, 2008 and interest-bearing deposits increased $10.8 million, or 2.9%, to $381.1 million at March 31, 2008.  The Corporation continues to experience strong competition in attracting deposits.  Although short-term rates have declined during the first quarter of 2008, the deposit market has been slow to react in adjusting rates downward.  The Corporation utilized its borrowing capabilities with the Federal Home Loan Bank to lower borrowing costs during the quarter ended March 31, 2008.  The Corporation continues to see positive trends in core deposits with its new branches opened during 2007.  In addition the Corporation is working on the delivery of its new cash management product and its E-Statement services during the second quarter of 2008.  The cash management product should provide customers with services that are necessary to attract core business deposits and the E-Statements should allow for the development of new products featuring online and electronic banking.

Results of Operations
Three Months Ended March 31, 2008 and 2007

General

The Corporation reported net income of $1.06 million, or $0.20 diluted earnings per share for the three months ended March 31, 2008, compared to $1.09 million, or $0.21 diluted earnings per share for the same period in 2007.  The slight decrease of $25,000 was primarily caused by an increase in noninterest expense, an increase in provision for loan loss and a decrease in noninterest income, partially offset by an increase in net interest income.

Index

Net interest income

Net interest income increased $489,000, or 10.5%, for the three months ended March 31, 2008 as compared with the corresponding period in 2007.  The increase was primarily due to an increase in average earning assets.

Total interest income on a tax equivalent basis increased $758,000, or 9.5%, primarily due to an increase in the average earning assets, partially offset by a decrease in yields on interest-earning assets.  Due to a decrease in yields in the loan portfolio, tax equivalent yields on interest earning assets decreased 16 basis points from 6.69% for the three months ended March 31, 2007 to 6.53% for the same period in 2008.  The average balance of interest-earning assets increased $59.6 million, or 12.2%, from $485.7 million for the three months ended March 31, 2007 to $545.4 million for the same period in 2008, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience an increase in loan demand which caused loans on average to increase $52.2 million to an average of $424.4 million for the three months ended March 31, 2008, from an average of $372.3 million for the comparable period in 2007.  Taxable investment securities increased $4.2 million to an average of $95.0 million and tax-exempt securities increased $3.5 million to an average of $25.7 million.

Interest paid on deposits and borrowed money increased by $236,000, or 7.2%, due to an increase in average deposits, partially offset by a decrease in rates paid on deposits and borrowings.  The average balance of total interest-bearing deposits and borrowed money increased to $430.5 million for the three months ended March 31, 2008 from $379.9 million for the comparable 2007 period, primarily as a result of the Corporation’s expanding customer base.  Yields on deposits and borrowed money decreased from 3.48% for the three month period ended March 31, 2007 to 3.29% for the comparable period in 2008.  The decline in short-term interest rates has allowed the Corporation to decrease costs in wholesale funding while continuing to fund the asset base.

The following table reflects the components of the Corporation’s net interest income for the quarters end March 31, 2008 and 2007 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended March 31,

	2008			2007
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$424,449	$7,196	6.88%	$372,299	$6,570	7.16%
Taxable investment securities (1)	95,002	1,232	5.26	90,837	1,162	5.19
Tax-exempt investment securities (1) (2)	25,698	341	5.38	22,190	276	5.04
Other interest-earning assets	222	6	10.96	418	9	8.73
Total interest-earning assets	545,371	8,775	6.53	485,744	8,017	6.69

Non-interest-earning assets:
Allowance for loan losses	(4,488)			(4,102)
Other assets	33,062			33,809
Total assets	$573,945			$515,451

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$155,341	$870	2.27%	$119,502	$660	2.24%
Savings deposits	36,398	69	0.77	37,037	70	0.77
Time deposits	175,882	1,971	4.54	182,399	2,030	4.51
Repurchase agreements	16,683	143	3.48	9,185	103	4.55
FHLB borrowing	38,958	318	3.31	24,558	274	4.52
Subordinated debenture	7,217	124	6.97	7,217	122	6.86
Total interest-bearing liabilities	430,479	3,495	3.29	379,898	3,259	3.48
Non-interest-bearing liabilities:
Demand deposits	97,183			92,902
Other liabilities	4,838			4,773
Stockholders' equity	41,445			37,878
Total liabilities and Stockholders' equity	$573,945			$515,451

Net interest income (taxable equivalent basis)		$5,280			$4,758
Tax Equivalent adjustment		(118)			(85)
Net interest income		5,162			4,673

Net interest spread (taxable equivalent basis)			3.23			3.21

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.93%			3.97%

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

Index

Provision for loan losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio, after giving consideration to changes in general market conditions, current charge-off experience, level of nonperforming loans and in the nature and volume of the Corporation’s loan activity.  The allowance for loan losses is based on estimates, and provisions are charged to operations during the period in which such additions are deemed necessary.

The provision charged to operations totaled $100,000 and $10,000 during the three months ended March 31, 2008 and 2007, respectively.  The increase in the provision was primarily due to the significant growth in the loan portfolio during the latter part of 2007 which continued into 2008 and an increase in the overall level of nonperforming loans.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $20,000, or 2.0%, from $996,000 for the three month period ended March 31, 2007 to $976,000 for the comparable period in 2008. Fees and service charges decreased $99,000 due to a decline in overdraft income and service charge income. Product advertising campaigns have emphasized waivers on service charges in order to attract more noninterest bearing deposits.  In addition, a decrease in mortgage activity due to a slowdown in the real estate market caused the Corporation to experience a decline in the volume of loans held for sale and realize a decline in gains on mortgages sold of  $34,000.  Miscellaneous income increased due to a gain of $74,000 on the redemption of Visa stock.

Noninterest expense

Noninterest expense increased by $484,000, or 12.1%, to $4.5 million for the three months ended March 31, 2008, compared to $4.0 million for the same 2007 period.  Salaries and employee benefits, the major component of noninterest expense, increased $222,000, or 12.4%, during the three months ended March 31, 2008.  This increase was due to general increases for merit and performance and increases in staffing to support the new Westwood and North Haledon branches opened in the second half of 2007 and increases in staffing in loan operations and new business development.   Occupancy and equipment expense increased $170,000, or 30.8% due to the increases in expenses relating to the new branches opened during 2007.  FDIC insurance premium increased $60,000 over the three months ended March 31, 2007.  FDIC premiums were assessed beginning in 2007 but were offset by a one time credit issued to deposit institutions in 2007.  The credit for Stewardship Financial Corporation helped reduced premiums for the first nine months of 2007 without a corresponding offset in 2008.

Index

Income taxes

Income tax expense totaled $498,000 for the three months ended March 31, 2008, for an effective tax rate of 31.9%.  For the three months ended March 31, 2007, income tax expense totaled $578,000, for an effective tax rate of 34.7%.  The effective tax rate has decreased due to the effect of increasing the Corporation’s investments in tax-exempt securities.

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

	03/31/08	12/31/07	09/30/07	06/30/07
	(Dollars in Thousands)
Nonaccrual loans: (1)	$360	$455	$238	$300
Loans past due 90 days or more: (2)	703	26	28	10
Total nonperforming loans	$1,063	$481	$266	$310

Other real estate owned	$-	$-	$353	$385

Total nonperforming loans	$1,063	$481	$619	$695

Allowance for loan losses	$4,571	$4,457	$4,249	$4,181

Nonaccrual loans to total loans	0.08%	0.11%	0.06%	0.08%
Nonperforming loans to total loans	0.25%	0.11%	0.07%	0.08%
Nonperforming loans to total assets	0.18%	0.08%	0.05%	0.06%
Nonperforming assets to total assets	0.18%	0.08%	0.11%	0.13%
Allowance for loan losses to total loans	1.07%	1.06%	1.07%	1.09%
Allowance for loan losses to nonperforming loans	430.13%	926.61%	1,597.4%	1,348.7%

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

There were no loans at March 31, 2008 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

Index

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectibility of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk

The Corporation’s primary exposure to market risk arises from changes in market interest rates (“interest rate risk”).  The Corporation’s profitability is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Corporation’s net interest income to adverse movements in interest rates.  Although the Corporation manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Corporation’s financial condition.  The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended March 31, 2008, an immediate interest rate increase of 200 basis points resulted in a decrease in net interest income of 9.3%, or $4.7 million, while an immediate decrease of 200 basis points resulted in a decrease in net interest income of 0.8%, or $194,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.  Assumptions have been built into the model for prepayments  for assets and decay rates for nonmaturity deposits  such as savings and interest bearing demand.  The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2008.

The Corporation is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition.  Commitments to extend credit are agreements to lend to a

Index

customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.  Commitments to extend credit and standby letters of credit are not recorded on the Corporation’s consolidated balance sheet until the instrument is exercised. Additional discussion can be found within the subsection of liquidity and capital.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At March 31, 2008, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At March 31, 2008 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at March 31, 2008.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	10.74%	6.74%
Total	8.00%	11.76%	3.76%
Leverage Ratio	4.00%	8.42%	4.42%

Index

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  At March 31, 2008, the Corporation has outstanding loan commitments of $20.1 million and unused lines and letters of credit totaling $92.2 million.  Certificates of deposit scheduled to mature in one year or less, at March 31, 2008, totaled $131.5 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents increased $4.6 million during the first three months of 2008.  Net financing and operating activities provided $15.8 million and $254,000, respectively and investing activities used $11.5 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 4T.  Controls and Procedures

(a)	Evaluation of internal controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our internal controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of March 31, 2008.

This Quarterly Report on Form 10-Q does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Quarterly Report on Form 10-Q.

(c)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 1A.    Risk Factors

There have been no material changes in risk factors described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item   6.     Exhibits

(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	May 15, 2008	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(authorized officer on behalf of registrant)

Date:	May 15, 2008	By:	/s/ Julie E. Holland
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