Form 10-Q
period 2008-06-30
STEWARDSHIP FINANCIAL CORP
filed 2008-08-13
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __  No   X

The number of shares outstanding, net of treasury stock of the Issuer’s Common Stock, no par value, as of July 31, 2008 was 5,308,677.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2008	2007

Assets

Cash and due from banks	$14,115,000	$11,789,000
Other interest-earning assets	1,118,000	143,000
Federal funds sold	14,400,000	-
Cash and cash equivalents	29,633,000	11,932,000

Securities available for sale	96,763,000	76,957,000
Securities held to maturity; estimated fair value
of $35,681,000 (2008) and $41,508,000 (2007)	35,889,000	41,189,000
FHLB-NY stock, at cost	2,605,000	1,983,000
Loans, net of allowance for loan losses of
of $ 4,768,000 (2008) and $4,457,000 (2007)	433,921,000	415,690,000
Mortgage loans held for sale	2,072,000	1,284,000
Premises and equipment, net	7,654,000	7,950,000
Accrued interest receivable	3,209,000	3,112,000
Intangible assets	54,000	70,000
Bank owned life insurance	8,432,000	8,273,000
Other assets	3,823,000	3,465,000

Total assets	$624,055,000	$571,905,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$98,426,000	$101,993,000
Interest-bearing	411,459,000	370,306,000

Total deposits	509,885,000	472,299,000

Other borrowings	41,002,000	28,645,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	16,192,000	17,283,000
Accrued interest payable	1,939,000	2,080,000
Accrued expenses and other liabilities	6,166,000	3,291,000

Total liabilities	582,401,000	530,815,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,318,573 and 5,306,828 shares issued: 5,307,074 and 5,306,828 shares
outstanding at June 30, 2008 and December 31, 2007, respectively.	34,952,000	34,871,000
Treasury stock, 11,499 shares outstanding at June 30, 2008	(152,000)	-
Retained earnings	7,227,000	5,943,000
Accumulated other comprehensive (loss) gain	(373,000)	276,000

Total Stockholders' equity	41,654,000	41,090,000

Total liabilities and Stockholders' equity	$624,055,000	$571,905,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Interest income:
Loans	$14,261,000	$13,285,000
Securities held to maturity
Taxable	390,000	464,000
Non-taxable	417,000	356,000
Securities available for sale
Taxable	2,107,000	1,837,000
Non-taxable	68,000	30,000
FHLB dividends	82,000	58,000
Other interest-earning assets	42,000	19,000
Total interest income	17,367,000	16,049,000

Interest expense:
Deposits	5,522,000	5,621,000
Borrowed money	1,127,000	953,000
Total interest expense	6,649,000	6,574,000

Net interest income before provision for loan losses	10,718,000	9,475,000
Provision for loan losses	360,000	190,000
Net interest income after provision for loan losses	10,358,000	9,285,000

Noninterest income:
Fees and service charges	697,000	785,000
Bank owned life insurance	159,000	160,000
Gain on sales of mortgage loans	109,000	186,000
Gain on calls of securities	57,000	-
Merchant processing	730,000	717,000
Miscellaneous	241,000	654,000
Total noninterest income	1,993,000	2,502,000

Noninterest expenses:
Salaries and employee benefits	4,110,000	3,644,000
Occupancy, net	877,000	716,000
Equipment	566,000	457,000
Data processing	597,000	629,000
Advertising	236,000	200,000
FDIC insurance premium	146,000	26,000
Amortization of intangible assets	16,000	16,000
Charitable contributions	348,000	368,000
Stationery and supplies	229,000	193,000
Merchant processing	645,000	650,000
Bank-card related services	154,000	169,000
Miscellaneous	1,117,000	1,109,000
Total noninterest expenses	9,041,000	8,177,000

Income before income tax expense	3,310,000	3,610,000
Income tax expense	1,070,000	1,070,000
Net income	$2,240,000	$2,540,000

Basic earnings per share	$0.42	$0.48
Diluted earnings per share	$0.42	$0.47

Weighted average number of common shares outstanding	5,312,862	5,281,102
Weighted average number of diluted common
shares outstanding	5,325,216	5,315,539

Share data has been restated to reflect a 5% stock dividend paid November 15, 2007.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Interest income:
Loans	$7,076,000	$6,715,000
Securities held to maturity
Taxable	186,000	235,000
Non-taxable	210,000	179,000
Securities available for sale
Taxable	1,113,000	930,000
Non-taxable	41,000	16,000
FHLB dividends	48,000	32,000
Other interest-earning assets	36,000	10,000
Total interest income	8,710,000	8,117,000

Interest expense:
Deposits	2,612,000	2,861,000
Borrowed money	542,000	454,000
Total interest expense	3,154,000	3,315,000

Net interest income before provision for loan losses	5,556,000	4,802,000
Provision for loan losses	260,000	180,000
Net interest income after provision for loan losses	5,296,000	4,622,000

Noninterest income:
Fees and service charges	402,000	391,000
Bank owned life insurance	78,000	82,000
Gain on sales of mortgage loans	54,000	97,000
Gain on calls of securities	16,000	-
Merchant processing	361,000	352,000
Miscellaneous	106,000	584,000
Total noninterest income	1,017,000	1,506,000

Noninterest expenses:
Salaries and employee benefits	2,094,000	1,850,000
Occupancy, net	428,000	381,000
Equipment	293,000	240,000
Data processing	289,000	322,000
Advertising	132,000	124,000
FDIC insurance premium	73,000	13,000
Amortization of intangible assets	8,000	8,000
Charitable contributions	186,000	199,000
Stationery and supplies	118,000	110,000
Merchant processing	320,000	315,000
Bank-card related services	76,000	74,000
Miscellaneous	545,000	546,000
Total noninterest expenses	4,562,000	4,182,000

Income before income tax expense	1,751,000	1,946,000
Income tax expense	572,000	492,000
Net income	$1,179,000	$1,454,000

Basic earnings per share	$0.22	$0.27
Diluted earnings per share	$0.22	$0.27

Weighted average number of common shares outstanding	5,315,163	5,291,897
Weighted average number of diluted common
shares outstanding	5,325,224	5,317,001

Share data has been restated to reflect a 5% stock dividend paid November 15, 2007.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,240,000	$2,540,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	481,000	388,000
Amortization of premiums and accretion of discounts, net	60,000	76,000
Accretion of deferred loan fees	(133,000)	(59,000)
Provision for loan losses	360,000	190,000
Originations of mortgage loans held for sale	(11,885,000)	(17,522,000)
Proceeds from sale of mortgage loans	11,206,000	18,191,000
Gain on sale of loans	(109,000)	(186,000)
Gain on calls of securities	(57,000)	-
Loss on sale of equipment	12,000	-
Deferred income tax benefit	(135,000)	(12,000)
Amortization of intangible assets	16,000	16,000
Nonqualified stock option expense	24,000	26,000
Increase in bank owned life insurance	(159,000)	(159,000)
Gain from bank owned life insurance proceeds	-	(459,000)
Increase in accrued interest receivable	(97,000)	(156,000)
Decrease (increase) in other assets	185,000	(34,000)
(Decrease) increase in accrued interest payable	(141,000)	146,000
Increase (decrease) in other liabilities	1,187,000	(737,000)
Net cash provided by operating activities	3,055,000	2,249,000

Cash flows from investing activities:
Purchase of securities available for sale	(36,784,000)	(12,952,000)
Proceeds from maturities and principal repayments
on securities available for sale	3,856,000	6,954,000
Proceeds from calls on securities available for sale	13,766,000	-
Purchase of securities held to maturity	(854,000)	(4,513,000)
Proceeds from maturities and principal repayments on
securities held to maturity	2,118,000	3,617,000
Proceeds from calls on securities held to maturity	4,020,000	152,000
(Purchase) redemption of FHLB-NY stock	(622,000)	72,000
Net increase in loans	(18,458,000)	(14,221,000)
Additional investment in other real estate owned	-	(324,000)
Proceeds from life insurance payout	-	1,030,000
Additions to premises and equipment	(201,000)	(759,000)
Sale of equipment	4,000	-
Net cash used in investing activities	(33,155,000)	(20,944,000)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(3,567,000)	9,871,000
Net increase in interest-bearing deposits	41,153,000	7,384,000
Net (decrease) increase in securities sold under agreements
to repurchase	(1,091,000)	2,674,000
Proceeds from term borrowings	30,000,000	-
Net decrease in short term borrowings	(16,800,000)	(1,900,000)
Payments on long term borrowings	(843,000)	(817,000)
Cash dividends paid on common stock	(956,000)	(903,000)
Payment of discount on dividend reinvestment plan	(22,000)	(22,000)
Purchase of treasury stock	(131,000)	-
Options exercised	36,000	45,000
Tax benefit of stock options	1,000	1,000
Issuance of common stock	21,000	22,000
Net cash provided by financing activities	47,801,000	16,355,000

Net increase (decrease) in cash and cash equivalents	17,701,000	(2,340,000)
Cash and cash equivalents - beginning	11,932,000	15,697,000
Cash and cash equivalents - ending	$29,633,000	$13,357,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	6,790,000	6,428,000
Cash paid during the year for income taxes	1,144,000	1,194,000
Noncash investing activities - security purchases due brokers	1,687,000	1,159,000
- transfer of loan to ORE	-	60,975

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended June 30, 2008

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Gain (Loss),
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2007	5,306,828	$34,871,000	-	$-	$5,943,000	$276,000	$41,090,000
Dividends Paid	-	-	-	-	(956,000)	-	(956,000)
Payment of discount on dividend
reinvestment plan	-	(22,000)	-	-	-	-	(22,000)
Common stock issued under stock plans	1,667	21,000	-	-	-	-	21,000
Stock option compensation expense	-	24,000	-	-	-	-	24,000
Stock options exercised	10,078	57,000	(1,499)	(21,000)	-	-	36,000
Tax benefit on stock options exercised		1,000					1,000
Repurchase common stock			(10,000)	(131,000)			(131,000)
Comprehensive income:
Net income	-	-	-	-	2,240,000	-	2,240,000
Unrealized holding losses on securities
available for sale arising during the period
(net tax benefit of $429,000)	-	-	-	-	-	(684,000)	(684,000)
Reclassification adjustment for gains in
net income (net of taxes of $22,000)	-	-	-	-	-	35,000	35,000
Total comprehensive income, net of tax							1,591,000

Balance -- June 30, 2008	5,318,573	$34,952,000	(11,499)	$(152,000)	$7,227,000	$(373,000)	$41,654,000

	For the Period Ended June 30, 2007

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	-	$-	$6,750,000	$(592,000)	$37,306,000
Dividends Paid	-	-			(903,000)	-	(903,000)
Payment of discount on dividend
reinvestment plan	-	(22,000)			-	-	(22,000)
Common stock issued under stock plans	1,810	22,000			-	-	22,000
Repurchase common stock	-	-			-	-	-
Stock option compensation expense	-	26,000			-	-	26,000
Stock options exercised	40,309	173,000	(9,302)	(127,000)	-	-	46,000
Tax benefit on stock options exercised		1,000					1,000
Comprehensive income:
Net income	-	-			2,540,000	-	2,540,000
Unrealized holding losses on securities
available for sale arising during the period
(net tax benefit of $249,000)	-	-			-	(402,000)	(402,000)
Total comprehensive income, net of tax							2,138,000

Balance -- June 30, 2007	5,060,038	$31,348,000	(9,302)	$(127,000)	$8,387,000	$(994,000)	$38,614,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Note 2.  Stock-Based Compensation

The Corporation records all share-based payment cost in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

At June 30, 2008, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.  The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the six months ended June 30, 2008 or 2007.

Index

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded $42,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively, and $18,000 for each of the three month periods ended June 30, 2008 and 2007, relating to this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the six months ended June 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	36,417	$7.56	79,193	$5.70
Granted	-	-	-	-
Exercised	(8,976)	4.80	(41,222)	3.86
Forfeited	(1,459)	11.94	(600)	12.27
Outstanding at end of period	25,982	$8.27	37,371	$7.62
Options exercisable	25,982		37,371
Weighted-average remaining
contractual life	2.53 years		3.05 years
Aggregate intrinsic value	$123,000		$249,000
Intrinsic value of options exercisable	$123,000		$249,000

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded director’s compensation expense for share-based payments of $24,000 and $26,000 for the six months ended June 30, 2008 and 2007, respectively,  and $12,000 and $13,000 for the three months ended June 30, 2008 and 2007, respectively.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of June 30, 2008 and 2007.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.  There was approximately $137,000 and $185,000 of total unrecognized compensation costs related to nonvested stock options outstanding as of June 30, 2008 and 2007, respectively.  The costs outstanding as of June 30, 2008 are expected to be recognized over the next 2.9 years.

Index

The following table represents the stock activity for non-employee Directors for the six months ended June 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	57,446	$12.35	60,753	$12.34
Granted	-	-	-	-
Exercised	1,102	-	1,102	12.24
Expired	-	-	-	-
Outstanding at end of period	56,344	$12.35	59,651	$12.35
Options exercisable	23,269		15,551
Weighted-average remaining
contractual life	3.72 years		4.73 years
Aggregate intrinsic value	$37,000		$116,000
Intrinsic value of options exercisable	$12,000		$26,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 3. Securities Available for Sale

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$50,606,000	$368,000	$511,000
Obligations of state and political
subdivisions	5,699,000	2,000	168,000
Mortgage-backed securities	37,719,000	113,000	369,000
Other securities	2,739,000	-	44,000
	$96,763,000	$483,000	$1,092,000

	December 31, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$35,693,000	$495,000	$4,000
Obligations of state and political
subdivisions	2,903,000	2,000	29,000
Mortgage-backed securities	37,131,000	205,000	205,000
Other securities	1,230,000	-	17,000
	$76,957,000	$702,000	$255,000

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

Note 4. Securities Held to Maturity

The following is a summary of the contractual maturities and related unrecognized gains and losses of securities held to maturity:

	June 30, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$500,000	$5,000	$-	$505,000
U.S. government-sponsored agencies	7,290,000	61,000	7,000	7,344,000
Obligations of state and political
subdivisions	22,968,000	55,000	328,000	22,695,000
Mortgage-backed securities	5,131,000	48,000	42,000	5,137,000
	$35,889,000	$169,000	$377,000	$35,681,000

	December 31, 2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$5,000	$-	$506,000
U.S. government-sponsored agencies	12,331,000	135,000	1,000	12,465,000
Obligations of state and political
subdivisions	22,569,000	204,000	40,000	22,733,000
Mortgage-backed securities	5,788,000	48,000	32,000	5,804,000
	$41,189,000	$392,000	$73,000	$41,508,000

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

Mortgage-backed securities are comprised primarily of government agencies such as GNMA and government-sponsored agencies such as FNMA and FHLMC.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 5. Loans

The Corporation's primary market area for lending is the small and medium sized business and professional community, as well as the individuals residing and working in Bergen, Passaic and Morris counties, New Jersey.  The following table sets forth the composition of loans as of the periods indicated.

	June 30,	December 31,
	2008	2007

Mortgage
Residential	$40,737,000	$44,719,000
Commercial	226,195,000	209,082,000
Commercial	96,248,000	89,845,000
Equity	20,705,000	19,723,000
Installment	54,929,000	56,796,000
Other	300,000	424,000
Total loans	439,114,000	420,589,000

Less: Deferred loan fees	425,000	442,000
Allowance for loan losses	4,768,000	4,457,000
	5,193,000	4,899,000

Loans, net	$433,921,000	$415,690,000

Note 6. Allowance for loan losses

	Six Months Ended June 30,
	2008	2007

Balance, beginning of period	$4,457,000	$4,101,000
Provision charged to operations	360,000	190,000
Recoveries of loans charged off	19,000	5,000
Loans charged off	(68,000)	(115,000)

Balance, end of period	$4,768,000	$4,181,000

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 7. Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	June 30,	December 31,
	2008	2007

Impaired loans
With related allowance for loan losses	$319,000	$222,000
Without related allowance for loan losses	132,000	233,000
Total impaired loans	$451,000	$455,000

Related allowance for loan losses	$91,000	$39,000

Index

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$96,763,000	$-	$96,763,000	$-

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements Continued
(Unaudited)

Note 9.  Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157,” Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement 157”. The FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement, effective January 1, 2008, has not had a material impact on the Corporation’s consolidated financial position or results of operations.

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

FASB Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The adoption of this statement, effective January 1, 2008, has not had a material impact on the Corporation’s consolidated financial position or results of operation.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net income	$1,179	$1,454	$2,240	$2,540

Weighted average shares	5,315	5,292	5,313	5,281
Effect of dilutive stock options	10	25	12	35
Total weighted average dilutive shares	5,325	5,314	5,325	5,316

Basic earnings per share	$0.22	$0.27	$0.42	$0.48
Diluted earnings per share	$0.22	$0.27	$0.42	$0.47

Stock options to purchase 51,418 and 55,076 average shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively because they were antidilutive.  Stock options to purchase 51,618 and 55,101 average shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November 15, 2007.

Note 11.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the six months ended June 30, 2008 and 2007 was $1.6 million and $2.1 million, respectively.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

Financial Condition

Total assets increased by $52.2 million, or 9.1%, from $571.9 million at December 31, 2007 to $624.1 million at June 30, 2008.  Net loans increased $18.2 million, or 4.4%, to $433.9 million.  The composition of the loan portfolio shows a slight shift from residential mortgages and consumer loans to commercial mortgages and commercial loans.

Deposits totaled $509.9 million at June 30, 2008, an increase of $37.6 million, or 8.0%, from $472.3 million at December 31, 2007.  Noninterest-bearing deposits decreased $3.6 million, or 3.5%, to $98.4 million at June 30, 2008 and interest-bearing deposits increased $41.2 million, or 11.1%, to $411.5 million at June 30, 2008.  The Corporation continues to experience strong competition in attracting deposits.  Although short-term rates declined during the first quarter of 2008, the deposit market has been slow to react in adjusting rates downward.  The Corporation utilized its borrowing capabilities with the Federal Home Loan Bank to lower borrowing costs during the first quarter of the year.  During June, the Corporation had several customers experience an influx of large deposits due the sale of their businesses or real estate properties.  The deposits totaled approximately $22.0 million as of June 30, 2008 and are expected to be maintained for a short term.  The Corporation has invested those funds in short term investments in order to provide for future liquidity needs.  The Corporation continues to see positive trends in core deposits with its new branches opened during 2007.  The Corporation successfully delivered its E-Statement services to online banking customers during the second quarter of 2008 and has developed a new tiered interest-bearing checking account with online banking and E-Statement functionality.  A new commercial cash management product is currently in testing with rollout to customers expected during the third quarter of 2008.  These products and services will allow us to continue to attract new personal and business core deposits.

Results of Operations
Six Months Ended June 30, 2008 and 2007

General

The Corporation reported net income of $2.2 million, or $0.42 diluted earnings per share for the six months ended June 30, 2008, compared to $2.5 million, or $0.47 diluted earnings per share for the same period in 2007.  The $300,000 decrease was primarily caused by a decline in noninterest income as the quarter ended June 30, 2007 included $459,000 of miscellaneous income as the result of a death benefit payment on an officer of the Corporation. The six months ended June 30, 2008 included an increase in net

Index

interest income, partially offset by an increase in noninterest expense and provision for loan loss and a decrease in noninterest income.

Net interest income

Net interest income increased $1.2 million, or 13.1%, for the six months ended June 30, 2008 as compared with the corresponding period in 2007.  The increase was primarily due to an increase in average interest-earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the six months ended June 30, 2008 and 2007 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

	Analysis of Net Interest Income (Unaudited)

	For the Six Months Ended June 30,

	2008			2007
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$429,754	$14,284	6.68%	$374,235	$13,285	7.16%
Taxable investment securities (1)	98,703	2,579	5.25	91,293	2,359	5.21
Tax-exempt investment securities (1) (2)	26,652	709	5.35	22,267	559	5.06
Other interest-earning assets	3,463	42	2.44	490	19	7.82
Total interest-earning assets	558,572	17,614	6.34	488,285	16,222	6.70

Non-interest-earning assets:
Allowance for loan losses	(4,557)			(4,111)
Other assets	34,046			34,078
Total assets	$588,061			$518,252

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$160,346	$1,466	1.84%	$121,042	$1,379	2.30%
Savings deposits	36,798	123	0.67	37,642	141	0.76
Time deposits	180,238	3,933	4.39	182,482	4,101	4.53
Repurchase agreements	16,467	279	3.41	9,862	224	4.58
FHLB borrowing	42,996	603	2.82	22,049	485	4.44
Subordinated debenture	7,217	245	6.83	7,217	244	6.82
Total interest-bearing liabilities	444,062	6,649	3.01	380,294	6,574	3.49
Non-interest-bearing liabilities:
Demand deposits	97,374			95,181
Other liabilities	4,762			4,565
Stockholders' equity	41,863			38,212
Total liabilities and stockholders' equity	$588,061			$518,252

Net interest income (taxable equivalent basis)		$10,965			$9,648
Tax Equivalent adjustment		(247)			(173)
Net interest income		$10,718			$9,475

Net interest spread (taxable equivalent basis)			3.33%			3.21%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.95%			3.98%

__________________________
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

Index

Total interest income on a tax equivalent basis increased $1.4 million for the six months ended June 30, 2008, or 8.6%, compared to the same period for 2007, primarily due to an increase in the average earning assets, partially offset by a decrease in yields on interest-earning assets.  The financial industry has been challenged to operate in a volatile interest rate environment with short-term interest rates such as the federal funds and the lending prime rate decreasing 225 basis points since the beginning of 2008.  This caused the yields on earning assets to decline 36 basis points to 6.34% for the six months ended June 30, 2008, compared with 6.70% for the six months ended June 30, 2007.  The average balance of interest-earning assets increased $70.3 million, or 14.4%, from $488.3 million for the six months ended June 30, 2007 to $558.6 million for the same period in 2008, primarily caused by strong loan demand and an increase in taxable and tax-exempt investment securities.  The Corporation continued to experience strong loan demand which caused loans on average to increase $55.5 million to an average of $429.8 million for the six months ended June 30, 2008, from an average of $374.2 million for the comparable period in 2007.  Taxable investment securities increased $7.4 million to an average of $98.7 million and tax-exempt securities increased $4.4 million to an average $26.7 million.

Interest paid on deposits and borrowed money increased just $75,000 for the six months ended June 30, 2008, or 1.1%, compared to the same period for 2007, due to a decrease in rates paid on deposits, partially offset by an increase in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowed money increased to $444.1 million for the six months ended June 30, 2008 from $380.3 million for the comparable 2007 period, primarily as a result of the Corporation’s expanding customer base and the increase in repurchase agreements and FHLB borrowings.  Yields on deposits and borrowed money decreased from 3.49% for the six month period ended June 30, 2007 to 3.01% for the comparable period in 2008.  During the past year, the Corporation has utilized the wholesale market to borrow funds at significantly lower yields than available in the retail market.  The lowering of short term interest rates during the last six months has helped the Corporation blend its borrowing and deposit funds, providing for lower costs of funds and more stable funding base.   Customers continue to be very interest rate sensitive and are looking for high yielding interest-bearing demand deposit accounts, money market accounts and short-term time deposits.  The Corporation anticipates utilizing a blend of borrowings and core deposits to meet the funding needs for the organization.  New branches opened in 2007 continue to grow and help support the overall funding structure of the organization.

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

The provision charged to operations totaled $360,000 and $190,000 during the six months ended June 30, 2008 and 2007, respectively.  The increase in the provision was primarily due to

Index

increase loan growth, an increase in net charge off activity, and an increase in reserves needed for impaired loans.  See “Asset Quality” section for a summary of allowance for loan losses and nonperforming assets.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $509,000, or 20.3%, from $2.5 million for the six month period ended June 30, 2007 to $2.0 million for the comparable period in 2008.   Miscellaneous income of $459,000 was recorded as a result of a death benefit insurance payment received in the quarter ended June 30, 2007.  Fees and service charges have declined $88,000 due primarily to a decline in the fees received through the overdraft program.  Gain on sales of mortgage loans decreased $77,000 due to a decline in the volume of loans being originated for sale.  Partially offsetting these decreases was gains on calls of securities in the amount of $57,000 recognized for the six months ending June 30, 2008.

Noninterest expense

Noninterest expense increased by approximately $864,000, or 10.6%, to $9.0 million for the six months ended June 30, 2008, compared to $8.2 million for the same 2007 period.  Salaries and employee benefits, the major component of noninterest expense, increased $466,000, or 12.8%, during the six months ended June 30, 2008.  This increase was due to general increases for merit and performance and increases in staffing to support the Westwood and North Haledon branches, loan administration and new business development.  Occupancy and equipment expense increased $270,000, or 23.0%, primarily to support the new Westwood and North Haledon branches.  FDIC insurance premium increased $120,000 due to the full assessment of insurance fees by the FDIC and the exhaustion of the one time credit received in 2007.

Income taxes

Income tax expense totaled $1.1 million for the six months ended June 30, 2008, for an effective tax rate of 32.3%.  For the six months ended June 30, 2007, income tax expense totaled $1.1 million, for an effective tax rate of 29.6%.  The effective tax rate has increased due to the effect of the nontaxable death benefit proceeds being recorded during the six months ended June 30, 2007.

Index

Results of Operations
Three Months Ended June 30, 2008 and 2007

General

The Corporation reported net income of $1.2 million, or $0.22 diluted earnings per share for the three months ended June 30, 2008, compared to $1.5 million, or $0.27 diluted earnings per share for the same period in 2007.  The decrease of $275,000 was primarily caused by a decrease in noninterest income, an increase in noninterest expense and an increase in provision for loan loss, partially offset by an increase in net interest income.

Net interest income

Net interest income increased $754,000, or 15.7%, for the three months ended June 30, 2008 as compared with the corresponding period in 2007.  The increase was primarily due to an increase in average earning assets, partially offset by a decrease in the net interest margin.

The following table reflects the components of the Corporation’s net interest income for the three months ended June 30, 2008 and 2007 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

	Analysis of Net Interest Income (Unaudited)

	For the Three Months Ended June 30,

	2008			2007
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$435,060	$7,088	6.55%	$376,149	$6,715	7.16%
Taxable investment securities (1)	102,683	1,347	5.28	91,744	1,197	5.23
Tax-exempt investment securities (1) (2)	27,607	367	5.35	22,344	283	5.08
Other interest-earning assets	6,704	36	2.16	562	10	7.14
Total interest-earning assets	572,054	8,838	6.21	490,799	8,205	6.71

Non-interest-earning assets:
Allowance for loan losses	(4,626)			(4,121)
Other assets	34,752			34,559
Total assets	$602,180			$521,237

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$165,352	$597	1.45%	$122,565	$719	2.35%
Savings deposits	37,199	54	0.58	38,240	71	0.74
Time deposits	184,594	1,961	4.27	182,565	2,071	4.55
Repurchase agreements	16,251	135	3.34	10,531	121	4.61
FHLB borrowing	47,033	285	2.44	19,568	211	4.33
Subordinated debenture	7,217	122	6.80	7,217	122	6.78
Total interest-bearing liabilities	457,646	3,154	2.77	380,686	3,315	3.49
Non-interest-bearing liabilities:
Demand deposits	97,565			97,434
Other liabilities	4,688			4,573
Stockholders' equity	42,281			38,544
Total liabilities and stockholders' equity	$602,180			$521,237

Net interest income (taxable equivalent basis)		$5,684			$4,890
Tax Equivalent adjustment		(128)			(88)
Net interest income		$5,556			$4,802

Net interest spread (taxable equivalent basis)			3.44%			3.21%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.99%			4.00%

______________________
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

Index

Total interest income on a tax equivalent basis increased $633,000, or 7.7%, primarily due to an increase in the average earning assets, partially offset by a decrease in yields on interest-earning assets.  Due to a decrease in yields in the loan portfolio, tax equivalent yields on interest earning assets decreased 50 basis points from 6.71% for the three months ended June 30, 2007 to 6.21% for the same period in 2008.  The average balance of interest-earning assets increased $81.3 million, or 16.6%, from $490.8 million for the three months ended June 30, 2007 to $572.1 million for the same period in 2008, primarily caused by strong loan demand, an increase in taxable and tax-exempt investment securities and an increase in short-term interest earning assets.  The Corporation continued to experience strong loan demand which caused loans on average to increase $58.9 million to an average of $435.1 million for the three months ended June 30, 2008, from an average of $376.1 million for the comparable period in 2007.  Taxable investment securities increased $10.9 million to an average of $102.7 million and tax-exempt securities increased $5.3 million to an average of $27.6 million.

Interest paid on deposits and borrowed money decreased by $161,000, or 4.9%, due to a decrease in rates paid on deposits and borrowings, partially offset by an increase in average deposits and borrowings.  The average balance of total interest-bearing deposits and borrowed money increased to $457.6 million for the three months ended June 30, 2008 from $380.7 million for the comparable 2007 period, primarily as a result of the Corporation’s expanding customer base and the use of the wholesale funding market.  Yields on deposits and borrowed money decreased 72 basis points from 3.49% for the three month period ended June 30, 2007 to 2.77% for the comparable period in 2008.  The decline in short-term interest rates has allowed the Corporation to decrease costs in wholesale funding while continuing to fund the asset base.

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

The provision charged to operations totaled $260,000 and $180,000 during the three months ended June 30, 2008 and 2007, respectively.  The increase in the provision was primarily due to the strong growth in the loan portfolio, an increase in net charge-offs and an increase in the reserves needed to cover impaired loans.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest income

Noninterest income decreased $489,000, or 32.5%, from $1.5 million for the three month period ended June 30, 2007 to $1.0 million for the comparable period in 2008.   Miscellaneous income

Index

of $459,000 was recorded as a result of a death benefit insurance payment received in the quarter ended June 30, 2007.  In addition, a decrease in mortgage activity due to the challenging real estate market caused the Corporation to experience a decline in the volume of loans held for sale and realize a decline in gains on mortgages sold of $43,000.  Partially offsetting these decreases was a $16,000 gain on calls of securities realized during the three month period ended June 30, 2008.

Noninterest expense

Noninterest expense increased by $380,000, or 9.1%, to $4.5 million for the three months ended June 30, 2008, compared to $4.2 million for the same 2007 period.  Salaries and employee benefits, the major component of noninterest expense, increased $244,000, or 13.2%, during the three months ended June 30, 2008.  This increase was due to general increases for merit and performance and increases in staffing to support the Westwood and North Haledon branches opened in the second half of 2007 and increases in staffing in loan operations and new business development.   Occupancy and equipment expense increased $100,000, or 16.1% due to the increases in expenses relating to the new branches opened during 2007.  FDIC insurance premium increased $60,000 over the three months ended June 30, 2008.  FDIC premiums were assessed beginning in 2007 but were offset by the one time credit issued to deposit institutions in 2007.  The credit for Stewardship Financial Corporation helped reduced premiums for the first nine months of 2007.

Income taxes

Income tax expense totaled $572,000 for the three months ended June 30, 2008, for an effective tax rate of 32.7%.  For the three months ended June 30, 2007, income tax expense totaled $492,000, for an effective tax rate of 25.3%.  The effective tax rate has increased due to the effect of the nontaxable death benefit proceeds being recorded during the three months ended June 30, 2007.

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

	06/30/08	03/31/08	12/31/07	09/30/07
	(Dollars in thousands)
Nonaccrual loans: (1)	$451	$360	$455	$238
Loans past due 90 days or more: (2)	840	703	26	28
Total nonperforming loans	$1,291	$1,063	$481	$266

Other real estate owned	$-	$-	$-	$353

Total nonperforming loans	$1,291	$1,063	$481	$619

Allowance for loan losses	$4,768	$4,571	$4,457	$4,249

Nonaccrual loans to total loans	0.10%	0.08%	0.11%	0.06%
Nonperforming loans to total loans	0.29%	0.25%	0.11%	0.07%
Nonperforming loans to total assets	0.21%	0.18%	0.08%	0.05%
Nonperforming assets to total assets	0.21%	0.18%	0.08%	0.11%
Allowance for loan losses to total loans	1.09%	1.07%	1.06%	1.07%
Allowance for loan losses to nonperforming loans	369.30%	430.13%	926.61%	1,597.4%

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

There were no loans at June 30, 2008 other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectibility of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

Market Risk

The Corporation’s primary exposure to market risk arises from changes in market interest rates (“interest rate risk”).  The Corporation’s profitability is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Corporation’s net interest income to adverse movements in interest rates.  Although the Corporation manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Corporation’s financial condition.  The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended June 30, 2008, an immediate interest rate increase of 200 basis points resulted in a decrease in net interest income of 13.1%, or $3.5 million, while an immediate decrease of 200 basis points resulted in a decrease in net interest income of 0.2%, or $50,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 2008.

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

Index

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At June 30, 2008, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At June 30, 2008 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at June 30, 2008.

	Required	Actual	Excess
Risk-based Capital
Tier 1	4.00%	10.36%	6.36%
Total	8.00%	11.37%	3.37%
Leverage Ratio	4.00%	8.12%	4.12%

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

Index

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  At June 30, 2008, the Corporation has outstanding loan commitments of $23.1 million and unused lines and letters of credit totaling $91.9 million.  Certificates of deposit scheduled to mature in one year or less, at June 30, 2008, totaled $145.0 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents increased $17.7 million during the first six months of 2008.  Net financing and operating activities provided $47.8 million and $3.1 million, respectively and investing activities used $33.2 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 4.  Controls and Procedures

(a)	Evaluation of internal controls and procedures
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

(b)	Management’s Report on Internal Control over Financial Reporting
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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of June 30, 2008.

Index

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

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 4.        Submission of Matters to a Vote of Security Holders

The Corporation held an Annual Meeting of Shareholders on May 13, 2008.  At that meeting, the Corporation’s shareholders elected four directors for a three year term that will expire in May 2011, or until their successors are duly elected and qualified.  The voting results were as follows:

	Votes for	Votes Withheld

Election of Director
William C. Hanse	4,101,083	33,756
Margo Lane	4,109,637	25,203
Arie Leegwater	4,106,812	28,028
John L. Steen	4,071,044	63,795

There were no broker non-votes on any of the above matters.  The following individuals whose terms expire in either 2009 or 2010 or until their successors are duly elected and qualified, continue to serve as directors:  Robert J. Turner, William J. Vander Eems, Paul Van Ostenbridge, Harold Dyer, Abe Van Wingerden, Michael Westra and Howard R. Yeaton.

The shareholders ratified the appointment of Crowe Chizek and Company LLC as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2008 with 4,104,241 shares voting for, 19,542 shares against, and 11,056 abstained.

Item   6.     Exhibits

(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: August 13, 2008	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive
Officer
(authorized officer on behalf
of registrant)

Date: August 13, 2008	By:	/s/ Julie E. Holland
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