Form 10-Q
period 2008-09-30
STEWARDSHIP FINANCIAL CORP
filed 2008-11-13
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of November 5, 2008 was 5,585,659.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets

Cash and due from banks	$13,365,000	$11,789,000
Other interest-earning assets	124,000	143,000
Cash and cash equivalents	13,489,000	11,932,000

Securities available for sale	96,547,000	76,957,000
Securities held to maturity; estimated fair value of $35,029,000 (2008) and
$41,508,000 (2007)	35,646,000	41,189,000
FHLB-NY stock, at cost	2,856,000	1,983,000
Loans, net of allowance for loan losses of $5,930,000 (2008) and $4,457,000 (2007)	436,963,000	415,690,000
Mortgage loans held for sale	895,000	1,284,000
Premises and equipment, net	7,520,000	7,950,000
Accrued interest receivable	3,241,000	3,112,000
Intangible assets	46,000	70,000
Bank owned life insurance	8,517,000	8,273,000
Other assets	4,417,000	3,465,000
Total assets	$610,137,000	$571,905,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$96,804,000	$101,993,000
Interest-bearing	395,306,000	370,306,000
Total deposits	492,110,000	472,299,000

Other borrowings	46,575,000	28,645,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	16,297,000	17,283,000
Accrued interest payable	1,465,000	2,080,000
Accrued expenses and other liabilities	4,714,000	3,291,000
Total liabilities	568,378,000	530,815,000

Commitments and contingencies	-	-

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized;
5,585,659 and 5,306,828 shares issued: 5,575,268 and 5,306,828 shares
outstanding at September 30, 2008 and December 31, 2007, respectively	38,285,000	34,871,000
Treasury stock, 10,391 shares outstanding at September 30, 2008	(138,000)	-
Retained earnings	4,248,000	5,943,000
Accumulated other comprehensive income (loss)	(636,000)	276,000
Total stockholders' equity	41,759,000	41,090,000

Total liabilities and stockholders' equity	$610,137,000	$571,905,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$7,217,000	$7,004,000	$21,478,000	$20,289,000
Securities held to maturity
Taxable	170,000	227,000	560,000	691,000
Non-taxable	210,000	195,000	627,000	551,000
Securities available for sale
Taxable	1,194,000	1,031,000	3,301,000	2,868,000
Non-taxable	53,000	20,000	121,000	50,000
FHLB dividends	46,000	29,000	128,000	87,000
Other interest-earning assets	20,000	20,000	62,000	39,000
Total interest income	8,910,000	8,526,000	26,277,000	24,575,000

Interest expense:
Deposits	2,533,000	3,189,000	8,055,000	8,810,000
Borrowed money	567,000	425,000	1,694,000	1,378,000
Total interest expense	3,100,000	3,614,000	9,749,000	10,188,000

Net interest income before provision for loan losses	5,810,000	4,912,000	16,528,000	14,387,000
Provision for loan losses	1,175,000	90,000	1,535,000	280,000
Net interest income after provision for loan losses	4,635,000	4,822,000	14,993,000	14,107,000

Noninterest income:
Fees and service charges	370,000	375,000	1,067,000	1,160,000
Bank owned life insurance	85,000	80,000	244,000	240,000
Gain on sales of mortgage loans	47,000	73,000	156,000	259,000
Gain on calls of securities	4,000	-	61,000	-
Merchant processing	340,000	353,000	1,070,000	1,070,000
Life insurance proceeds	-	-	-	459,000
Miscellaneous	48,000	34,000	289,000	229,000
Total noninterest income	894,000	915,000	2,887,000	3,417,000

Noninterest expenses:
Salaries and employee benefits	1,968,000	1,781,000	6,078,000	5,425,000
Occupancy, net	477,000	406,000	1,354,000	1,122,000
Equipment	276,000	239,000	842,000	696,000
Data processing	300,000	240,000	897,000	869,000
Advertising	106,000	111,000	342,000	311,000
FDIC insurance premium	77,000	24,000	223,000	50,000
Amortization of intangible assets	8,000	8,000	24,000	24,000
Charitable contributions	126,000	178,000	474,000	546,000
Stationery and supplies	87,000	63,000	316,000	256,000
Merchant processing	299,000	315,000	944,000	965,000
Bank-card related services	84,000	71,000	238,000	240,000
Miscellaneous	554,000	437,000	1,671,000	1,546,000
Total noninterest expenses	4,362,000	3,873,000	13,403,000	12,050,000

Income before income tax expense	1,167,000	1,864,000	4,477,000	5,474,000
Income tax expense	329,000	635,000	1,399,000	1,705,000
Net income	838,000	1,229,000	3,078,000	3,769,000

Basic earnings per share	$0.15	$0.22	$0.55	$0.68
Diluted earnings per share	$0.15	$0.22	$0.55	$0.68

Weighted average number of common shares outstanding	5,573,982	5,569,912	5,576,987	5,553,499
Weighted average number of diluted common
shares outstanding	5,583,909	5,587,857	5,589,608	5,583,632

Share data has been restated to reflect a 5% stock dividend declared on September 18, 2007 and paid November 15, 2007, and a 5% stock dividend declared on September 16, 2008 and payable November 17, 2008.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,078,000	$3,769,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	696,000	569,000
Amortization of premiums and accretion of discounts, net	89,000	102,000
Accretion of deferred loan fees	(216,000)	(71,000)
Provision for loan losses	1,535,000	280,000
Valuation reserve on other real estate	-	32,000
Originations of mortgage loans held for sale	(15,869,000)	(24,308,000)
Proceeds from sale of mortgage loans	16,414,000	25,335,000
Gain on sale of loans	(156,000)	(259,000)
Gain on calls of securities	(61,000)	-
Loss on sale of equipment	12,000	-
Deferred income tax benefit	(639,000)	(32,000)
Amortization of intangible assets	24,000	24,000
Nonqualified stock option expense	36,000	38,000
Increase in bank owned life insurance	(244,000)	(240,000)
Gain from bank owned life insurance proceeds	-	(459,000)
Increase in accrued interest receivable	(129,000)	(281,000)
Decrease in other assets	259,000	120,000
(Decrease) increase in accrued interest payable	(615,000)	207,000
Decrease in other liabilities	(465,000)	(37,000)
Net cash provided by operating activities	3,749,000	4,789,000

Cash flows from investing activities:
Purchase of securities available for sale	(41,754,000)	(15,628,000)
Proceeds from maturities and principal repayments on securities available for sale	5,973,000	8,815,000
Proceeds from calls on securities available for sale	16,197,000	300,000
Purchase of securities held to maturity	(1,798,000)	(7,450,000)
Proceeds from maturities and principal repayments on securities held to maturity	3,191,000	6,471,000
Proceeds from calls on securities held to maturity	4,520,000	152,000
(Purchase) redemption of FHLB-NY stock	(873,000)	294,000
Net increase in loans	(22,592,000)	(26,171,000)
Additional investment in other real estate owned	-	(324,000)
Proceeds from life insurance payout	-	1,030,000
Additions to premises and equipment	(282,000)	(1,138,000)
Sale of equipment	4,000	-
Net cash used in investing activities	(37,414,000)	(33,649,000)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(5,189,000)	4,292,000
Net increase in interest-bearing deposits	25,000,000	20,056,000
Net (decrease) increase in securities sold under agreements to repurchase	(986,000)	7,781,000
Proceeds from term borrowings	65,000,000	-
Net decrease in short term borrowings	(10,800,000)	(6,400,000)
Payments on long term borrowings	(36,270,000)	(1,230,000)
Cash dividends paid on common stock	(1,460,000)	(1,358,000)
Payment of discount on dividend reinvestment plan	(34,000)	(33,000)
Purchase of treasury stock	(131,000)	-
Options exercised	49,000	59,000
Tax benefit of stock options	2,000	2,000
Issuance of common stock	41,000	42,000
Net cash provided by financing activities	35,222,000	23,211,000

Net increase (decrease) in cash and cash equivalents	1,557,000	(5,649,000)
Cash and cash equivalents - beginning	11,932,000	15,697,000
Cash and cash equivalents - ending	$13,489,000	$10,048,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,364,000	$9,980,000
Cash paid during the period for income taxes	$1,814,000	$1,699,000
Noncash investing activities - security purchases due brokers	$1,890,000	$-
- transfer of loan to ORE	$-	$61,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	For the Period Ended September 30, 2008

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Gain (Loss),
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2007	5,306,828	$34,871,000	-	$-	$5,943,000	$276,000	$41,090,000
Dividends Paid	-	-	-	-	(1,460,000)	-	(1,460,000)
5% stock dividend (declared on September 16, 2008
and payable November 17, 2008)	265,984	3,319,000	(495)	(6,000)	(3,313,000)	-	-
Payment of discount on dividend
reinvestment plan	-	(34,000)	-	-	-	-	(34,000)
Common stock issued under stock plans	1,667	21,000	1,603	20,000	-	-	41,000
Stock option compensation expense	-	36,000	-	-	-	-	36,000
Stock options exercised	11,180	70,000	(1,499)	(21,000)	-	-	49,000
Tax benefit on stock options exercised	-	2,000	-	-	-	-	2,000
Repurchase common stock	-	-	(10,000)	(131,000)	-	-	(131,000)
Comprehensive income:
Net income	-	-	-	-	3,078,000	-	3,078,000
Unrealized holding losses on securities
available for sale arising during the
period (net tax benefit of $597,000)	-	-	-	-	-	(949,000)	(949,000)
Reclassification adjustment for gains in
net income (net of taxes of $24,000)	-	-	-	-	-	37,000	37,000
Total comprehensive income, net of tax							2,166,000

Balance -- September 30, 2008	5,585,659	$38,285,000	(10,391)	$(138,000)	$4,248,000	$(636,000)	$41,759,000

	For the Period Ended September 30, 2007

						Accumulated
						Other
						Comprehensive
	Common Stock		Treasury Stock		Retained	Loss,
	Shares	Amount	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2006	5,017,919	$31,148,000	-	$-	$6,750,000	$(592,000)	$37,306,000
Dividends Paid	-	-	-	-	(1,358,000)	-	(1,358,000)
5% stock dividend (declared on September 18, 2008
and payable November 15, 2007)	253,054	3,631,000	(392)	(5,000)	(3,626,000)	-	-
Payment of discount on dividend
reinvestment plan	-	(33,000)	-	-	-	-	(33,000)
Common stock issued under stock plans	1,810	22,000	1,462	20,000	-	-	42,000
Stock option compensation expense	-	38,000	-	-	-	-	38,000
Stock options exercised	41,359	186,000	(9,302)	(127,000)	-	-	59,000
Tax benefit on stock options exercised	-	2,000	-	-	-	-	2,000
Comprehensive income:
Net income	-	-	-	-	3,769,000	-	3,769,000
Unrealized holding gains on securities
available for sale arising during the
period (net tax benefit of $249,000)	-	-	-	-	-	255,000	255,000
Total comprehensive income, net of tax							4,024,000

Balance -- September 30, 2007	5,314,142	$34,994,000	(8,232)	$(112,000)	$5,535,000	$(337,000)	$40,080,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
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

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Atlantic Stewardship Bank (the “Bank”).  The Bank includes its wholly owned subsidiaries, Stewardship Investment Corp., Stewardship Realty, LLC and Atlantic Stewardship Insurance Company, LLC.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform to the current presentation.  The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.

Material Estimates

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize probable incurred losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Note 2.   Share-based Payment Cost

The Corporation records all share-based payment cost in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

At September 30, 2008, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, the Employee Stock Option Plan and the Stock Option Plan for Non-Employee Directors.

The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management by providing them with a bonus in the form of shares of common stock of the Corporation.  The Corporation did not grant shares under this plan during the nine months ended September 30, 2008 or 2007.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation recorded $60,000 and $53,000 for the nine months ended September 30, 2008 and 2007, respectively, and $18,000 for each of the three month periods ended September 30, 2008 and 2007 relating to this plan.

Index

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee of the Board of Directors.  The following table represents the stock activity for the nine months ended September 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	38,238	$7.20	83,153	$5.42
Exercised	(9,425)	4.57	(43,283)	3.68
Forfeited	(1,531)	11.37	(1,454)	9.92

Outstanding at end of period	27,282	$7.88	38,416	$7.23

Options exercisable	27,282		38,416

Weighted average remaining
contractual life	2.28 years		2.78 years
Aggregate intrinsic value	$109,000		$199,000
Intrinsic value of options exercisable	$109,000		$199,000

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation.  In accordance with the provisions of SFAS No. 123(R), the Corporation recorded director’s compensation expense for share-based payments of $36,000 and $38,000 for the nine months ended September 30, 2008 and 2007, respectively, and $12,000 for each of the three months ended September 30, 2008 and 2007.  This expense relates to non-qualified stock options that were outstanding but not yet vested as of September 30, 2008 and 2007.  Due to the relatively small amount of compensation expense, basic and diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operations and cash flow from financing activities were not significantly impacted.  There was approximately $125,000 and $177,000 of total unrecognized compensation costs related to nonvested stock options outstanding as of September 30, 2008 and 2007, respectively.  The costs outstanding as of September 30, 2008 are expected to be recognized over the next 2.6 years.

The following table represents the stock activity for non-employee Directors for the nine months ended September 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	60,318	$11.76	63,791	$11.76
Exercised	(2,314)	12.24	(2,315)	11.66

Outstanding at end of period	58,004	$11.76	61,476	$11.76

Options exercisable	24,432		14,889

Weighted average remaining
contractual life	3.46 years		4.48 years
Aggregate intrinsic value	$7,000		$77,000
Intrinsic value of options exercisable	$-		$14,000

Index

Note 3.   Securities Available for Sale
The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$51,691,000	$194,000	$811,000
Obligations of state and political
subdivisions	5,707,000	3,000	303,000
Mortgage-backed securities	36,357,000	155,000	249,000
Other securities	2,792,000	1,000	28,000
	$96,547,000	$353,000	$1,391,000

	December 31, 2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$35,693,000	$495,000	$4,000
Obligations of state and political
subdivisions	2,903,000	2,000	29,000
Mortgage-backed securities	37,131,000	205,000	205,000
Other securities	1,230,000	-	17,000
	$76,957,000	$702,000	$255,000

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

Note 4.   Securities Held to Maturity
The following is a summary of the held to maturity securities and related unrecognized gains and losses:

Index

	September 30, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$500,000	$2,000	$-	$502,000
U.S. government-sponsored agencies	6,790,000	31,000	37,000	6,784,000
Obligations of state and political
subdivisions	23,450,000	39,000	675,000	22,814,000
Mortgage-backed securities	4,906,000	48,000	25,000	4,929,000
	$35,646,000	$120,000	$737,000	$35,029,000

	December 31, 2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. Treasury securities	$501,000	$5,000	$-	$506,000
U.S. government-sponsored agencies	12,331,000	135,000	1,000	12,465,000
Obligations of state and political
subdivisions	22,569,000	204,000	40,000	22,733,000
Mortgage-backed securities	5,788,000	48,000	32,000	5,804,000
	$41,189,000	$392,000	$73,000	$41,508,000

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

		September 30,	December 31,
		2008	2007

Mortgage
	Residential	$40,624,000	$44,719,000
	Commercial	230,529,000	209,082,000
Commercial		96,647,000	89,845,000
Equity		20,972,000	19,723,000
Installment		53,996,000	56,796,000
Other		543,000	424,000
	Total loans	443,311,000	420,589,000

Less:	Deferred loan fees	418,000	442,000
	Allowance for loan losses	5,930,000	4,457,000
		6,348,000	4,899,000

	Loans, net	$436,963,000	$415,690,000

Note 6.   Allowance for Loan Losses

	Nine Months Ended September 30,
	2008	2007

Balance, beginning of period	$4,457,000	$4,101,000
Provision charged to operations	1,535,000	280,000
Recoveries of loans charged off	21,000	8,000
Loans charged off	(83,000)	(140,000)

Balance, end of period	$5,930,000	$4,249,000

Note 7.   Loan Impairment
The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	September 30,	December 31,
	2008	2007

Impaired loans
With related allowance for loan losses	$3,468,000	$222,000
Without related allowance for loan losses	3,416,000	233,000
Total impaired loans	$6,884,000	$455,000

Related allowance for loan losses	$1,262,000	$39,000

Note 8.   Fair Value
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements“, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Index

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

The Company measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$96,547,000	$-	$96,547,000	$-
Impaired loans	$6,884,000	$-	$-	$6,884,000

Impaired  loans,  which are measured for impairment using the fair value of the  collateral  for  collateral  dependent loans, had a carrying amount of $6,884,000,  with  a  valuation allowance of $1,262,000, resulting in an additional provision for loan losses of $1,223,000 for the nine months ended September 30, 2008.

Note 9.   Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement 157 (“FSP”).  The FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this statement, effective January 1, 2008, has not had a material impact on the Corporation’s consolidated financial position or results of operation.

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

Index

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net income	$838	$1,229	$3,078	$3,769

Weighted average shares	5,574	5,570	5,577	5,553
Effect of dilutive stock options	10	18	13	31
Total weighted average dilutive shares	5,584	5,588	5,590	5,584

Basic earnings per share	$0.15	$0.22	$0.55	$0.68

Diluted earnings per share	$0.15	$0.22	$0.55	$0.68

Stock options to purchase 59,161 and 56,686 average shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively because they were antidilutive.  Stock options to purchase 53,881 and 57,461 average shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively because they were antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend declared on September 18, 2007 and paid November 15, 2007, and a 5% stock dividend declared on September 16, 2008 and payable November 17, 2008.

Note 11.   Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes.  The Corporation’s total comprehensive income for the three and nine months ended September 30, 2008 was $575,000 and $2.2 million, respectively.  For the three and nine months ended September 30, 2007, total comprehensive income was $1.9 million and $4.0 million, respectively.  The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in the net unrealized holding gains and losses on securities available for sale during the applicable period of time.

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

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience a deteriorating economic environment.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Financial Condition

Total assets increased by $38.2 million, or 6.7%, from $571.9 million at December 31, 2007 to $610.1 million at September 30, 2008.  Net loans increased $21.3 million, or 5.1%, to $437.0 million, with the growth in the loan portfolio seen in commercial mortgages and commercial loans.  Securities available for sale increased $19.6 million and securities held to maturity decreased $5.5 million.

Deposits totaled $492.1 million at September 30, 2008, an increase of $19.8 million, or 4.2%, from $472.3 million at December 31, 2007.  Noninterest-bearing deposits decreased $5.2 million, or 5.1%, to $96.8 million at September 30, 2008 and interest-bearing deposits increased $25.0 million, or 6.8%, to $395.3 million at September 30, 2008.  The Corporation continues to experience strong competition in attracting deposits.  Although short-term rates declined in early 2008 and again recently, the deposit market has historically been slow to react in adjusting rates downward.  The Corporation utilized its borrowing capabilities with the Federal Home Loan Bank to lower borrowing costs during the first quarter of the year.  The Corporation continues to see positive trends in core deposits with its new branches opened during 2007.  The Corporation successfully delivered its E-Statement services to online banking customers during the second quarter of 2008 and has developed a new tiered interest-bearing checking account with online banking and E-Statement

Index

functionality.  A new commercial cash management product is currently in testing with rollout to customers anticipated in early 2009.  These products and services will allow us to continue to attract new personal and business core deposits.

Results of Operations

General

The Corporation reported net income of $838,000, or $0.15 diluted earnings per share for the three months ended September 30, 2008, compared to $1.2 million, or $0.22 diluted earnings per share for the comparable prior year period.  For the nine months ended September 30, 2008, net income was $3.1 million, or $0.55 diluted earnings per share.  These results compare to net income of $3.8 million, or $0.68 diluted earnings per share for the nine months ended September 30, 2007.  Results for the current year periods include an increased provision for loan losses.  Net income for the nine months ended September 30, 2007 included $459,000 of a death benefit payment on an officer of the Corporation.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2008 was $5.8 million and $16.5 million, respectively, compared to $4.9 million and $14.4 million recorded in the prior year periods.  The increases in the current year periods are primarily due to an increase in the net yield on interest earning assets.  The net interest rate spread and net yield on interest earning assets for the three months ended September 30, 2008 were 3.53% and 4.04%, respectively, an increase from 3.11% and 3.89% for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, the net interest rate spread and net yield on interest earning assets were 3.40% and 3.98%, respectively, an increase from 3.18% and 3.95% for the nine months ended September 30, 2007.  The increase in the net yield on interest earning assets during the current year periods has been the result of a period where the interest rates on deposits and borrowings have declined at a faster pace than loan interest rates.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2008 and 2007 including, (1) average assets, liabilities, and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34%.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended September 30,

	2008			2007
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$447,028	$7,229	6.43%	$388,936	$7,003	7.14%
Taxable investment securities (1)	106,452	1,411	5.27	96,633	1,288	5.29
Tax-exempt investment securities (1) (2)	28,737	383	5.33	24,085	313	5.20
Other interest-earning assets	2,998	20	2.65	1,242	19	6.07
Total interest-earning assets	585,215	$9,043	6.15	510,896	$8,623	6.70

Non-interest-earning assets:
Allowance for loan losses	(4,832)			(4,217)
Other assets	34,959			33,564
Total assets	$615,342			$540,243

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$169,545	$636	1.49%	$140,991	$973	2.74%
Savings deposits	38,158	57	0.59	36,816	71	0.77
Time deposits	187,083	1,841	3.91	186,397	2,144	4.56
Repurchase agreements	16,241	135	3.31	11,855	127	4.25
FHLB borrowing	52,590	314	2.38	16,802	176	4.16
Subordinated debenture	7,217	117	6.45	7,217	122	6.71
Total interest-bearing liabilities	470,834	$3,100	2.62	400,078	$3,613	3.58
Non-interest-bearing liabilities:
Demand deposits	98,358			96,431
Other liabilities	4,147			4,444
Stockholders' equity	42,003			39,290
Total liabilities and stockholders' equity	$615,342			$540,243

Net interest income (taxable equivalent basis)		$5,943			$5,010
Tax Equivalent adjustment		(133)			(97)
Net interest income		$5,810			$4,913

Net interest spread (taxable equivalent basis)			3.53%			3.11%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			4.04%			3.89%
____________________________

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

Index

Analysis of Net Interest Income (Unaudited)
For the Nine Months Ended September 30,

	2008			2007
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$435,554	$21,513	6.60%	$379,189	$20,289	7.15%
Taxable investment securities (1)	101,304	3,990	5.26	93,092	3,646	5.24
Tax-exempt investment securities (1) (2)	27,353	1,091	5.32	22,880	872	5.08
Other interest-earning assets	3,307	62	2.50	744	39	7.01
Total interest-earning assets	567,518	$26,656	6.27	495,905	$24,846	6.70

Non-interest-earning assets:
Allowance for loan losses	(4,649)			(4,147)
Other assets	34,397			33,395
Total assets	$597,266			$525,153

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$163,435	$2,102	1.72%	$127,765	$2,353	2.46%
Savings deposits	38,394	180	0.63	37,363	211	0.76
Time deposits	181,398	5,773	4.25	183,801	6,246	4.54
Repurchase agreements	16,391	414	3.37	10,534	351	4.45
FHLB borrowing	46,217	917	2.65	20,281	662	4.36
Subordinated debenture	7,217	363	6.72	7,217	365	6.76
Total interest-bearing liabilities	453,052	$9,749	2.87	386,961	$10,188	3.52
Non-interest-bearing liabilities:
Demand deposits	97,704			95,602
Other liabilities	4,600			4,014
Stockholders' equity	41,910			38,576
Total liabilities and stockholders' equity	$597,266			$525,153

Net interest income (taxable equivalent basis)		$16,907			$14,658
Tax Equivalent adjustment		(379)			(271)
Net interest income		$16,528			$14,387

Net interest spread (taxable equivalent basis)			3.40%			3.18%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.98%			3.95%
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

Index

For the three months ended September 30, 2008, total interest income on a tax equivalent basis increased $420,000, or 4.9%, when compared to the three months ended September 30, 2007 primarily due to an increase in the average earning assets, partially offset by a decrease in the total yield on interest-earning assets.  Total interest income on a tax equivalent basis increased $1.8 million for the nine months ended September 30, 2008, or 7.3%, compared to the same period for 2007.  Consistent with the interest income increase for the current three month period, the increase in the current nine month period is due to an increase in the average earning assets, partially offset by a decrease in the overall yield on interest-earning assets.  Average interest-earning assets increased $74.3 million and $71.6 million for the three and nine months ended September 30, 2008, respectively, when compared to the prior year periods.  The increases are attributable to strong loan demand, an increase in taxable and tax-exempt investment securities and an increase in short-term interest earning assets.  Average loans increased $58.1 million to an average of $447.0 million for the three months ended September 30, 2008, from an average of $388.9 million for the comparable period in 2007.  For the nine months ended September 30, 2008, average loans were $435.6 million, a $56.4 million increase from the average loans of $379.2 million for the nine months ended September 30, 2007.  Taxable investment securities of $106.5 million and $101.3 million for the three and nine months ended September 30, 2008, respectively, represent increases of $9.8 million and $8.2 million when compared to the same prior year periods.  Tax-exempt securities increased $4.7 million and $4.5 million for the three and nine months ended September 30, 2008 when compared to the same prior year periods. The most significant impact on yields was experienced in the loan portfolio, which experienced decreases of 71 basis points and 55 basis points when comparing the three months and nine months ended September 30, 2008, respectively, to the comparable prior year period.  Through September 30, 2008, short-term interest rates, such as the federal funds and the lending prime rate, have decreased 225 basis points since the beginning of 2008.  This, in turn, contributed to the decline in yields on earning assets.

Interest paid on deposits and borrowed money decreased $513,000, or 14.2%, and $439,000, or 4.3%, for the three and nine months ended September 30, 2008, compared to the same period for 2007.  The decline is due to a decrease in rates paid on deposits and borrowings, partially offset by an increase in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $70.8 million and $66.1 million for the three and nine months ended September 30, 2008, respectively, from the comparable 2007 periods.  The increase in average interest-bearing liabilities was primarily a result of the Corporation’s expanding customer base and the use of the wholesale funding market.  Yields on deposits and borrowed money decreased 96 basis points from 3.58% for the three month period ended September 30, 2007 to 2.62% for the comparable period in 2008.  For the nine months ended September 30, 2008, the total cost for interest-bearing liabilities declined to 2.87% representing a 65 basis points decrease when compared to the same prior year period.

Net interest income for the three and nine months ended September 30, 2008 reflects the Corporation’s utilization of the wholesale market to borrow funds at significantly lower yields than available in the retail market.  The lowering of short-term interest rates during the last nine months has helped the Corporation blend its borrowing and deposit funds, providing for lower costs of funds and a more stable funding base.  Historically, customers have been very interest rate sensitive and were looking for high yielding interest-bearing demand deposit accounts, money market accounts and short-term time deposits.  The Corporation anticipates utilizing a blend of borrowings and core deposits to meet the funding needs for the organization.  New branches opened in 2007 continue to grow and help support the overall funding structure of the organization.

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

The provision charged to operations totaled $1.2 million and $1.5 million for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2007 the provision for loan losses was $90,000 and $280,000, respectively.  Impaired loans increased from $455,000 at December 31, 2007 to $6.9 million at September 30, 2008.  The allowance for loan losses related to the impaired loans increased from $39,000 at December 31, 2007 to $1.2 million at September 30, 2008.  The most significant portion of the increase in the loan loss provision was related to a group of loans to one borrower.  In addition, increases in the provision reflect the growth in the loan portfolio.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.

Index

Noninterest Income

For the three and nine months ended September 30, 2008, noninterest income was $894,000 and $2.9 million, respectively, compared to $915,000 and $3.4 million for the prior year periods.  Gains on sales of mortgage loans were $47,000 and $156,000 for the three and nine months ended September 30, 2008, respectively, a decrease when compared to $73,000 and $259,000 for the three and nine months ended September 30, 2007, respectively.  For the nine months ended September 30, 2008, the Corporation has experienced a decrease in mortgage activity due to the challenging real estate market.  This decrease in activity resulted in a decline in the volume of loans sold and ultimately, a decline in gains on mortgages sold.

Noninterest income for the prior year included a $459,000 death benefit insurance payment received during the nine months ended September 30, 2007.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2008 were $4.4 million and $13.4 million, respectively.  For the comparable prior year periods, noninterest expenses were $3.9 million and $12.1 million, respectively.  Expenses include increased costs associated with the Westwood and North Haledon branches which opened in the second half of 2007.  In addition, FDIC insurance premiums increased $53,000 and $173,000 in the three and nine months ended September 30, 2008 when compared to the three and nine months ended September 30, 2007, respectively.  FDIC premiums in 2008 reflected a full assessment of insurance, while FDIC premiums assessed in 2007 were significantly reduced by the utilization of a one-time credit issued to deposit institutions in 2007.  The one-time credit received by Stewardship Financial Corporation helped reduced premiums for the first nine months of 2007.

Income Tax Expense

Income tax expense totaled $329,000 for the three months ended September 30, 2008 compared to an income tax expense of $635,000 for the three months ended September 30, 2007.  Income tax expense was $1.4 million for the nine months ended September 30, 2008 compared to $1.7 million for the nine months ended September 30, 2007.  The effective tax rate for the three and nine months ended September 30, 2008 was 28.2% and 31.2%, respectively, compared to 34.1% and 31.1% for the three and nine months ended September 30, 2007.

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

Index

	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2007
	(Dollars in Thousands)
Nonaccrual loans: (1)	$6,884	$451	$360	$455
Loans past due 90 days or more: (2)	268	840	703	26
Total nonperforming loans	$7,152	$1,291	$1,063	$481

Other real estate owned	$-	$-	$-	$-

Total nonperforming loans	$7,152	$1,291	$1,063	$481

Allowance for loan losses	$5,930	$4,768	$4,571	$4,457

Nonaccrual loans to total loans	1.55%	0.10%	0.08%	0.11%
Nonperforming loans to total loans	1.61%	0.29%	0.25%	0.11%
Nonperforming loans to total assets	1.17%	0.21%	0.18%	0.08%
Nonperforming assets to total assets	1.17%	0.21%	0.18%	0.08%
Allowance for loan losses to total loans	1.34%	1.09%	1.07%	1.06%
Allowance for loan losses to
nonperforming loans	82.91%	369.30%	430.13%	926.61%

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

There were no loans at September 30, 2008, other than those included in the above table, where the Corporation was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or restructured at a future date.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Market Risk

The Corporation’s primary exposure to market risk arises from changes in market interest rates (“interest rate risk”).  The Corporation’s profitability is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Corporation’s net interest income to adverse movements in interest rates.  Although the Corporation manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Corporation’s financial condition.  The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net yield on interest earning assets, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended September 30, 2008, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 12.9%, or $3.3 million, while an immediate decrease of 200 basis points would have resulted in a decrease in net interest income of 0.1%, or $19,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.  Assumptions have been built into the model for prepayments for assets and decay rates for non-maturity deposits such as savings and interest bearing demand.  The Asset Liability Committee reviews and discusses these measurements on a monthly basis.

Index

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 2008.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At September 30, 2008, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At September 30, 2008 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at September 30, 2008.

	Required	Actual	Excess

Leverage Ratio	4.00%	8.02%	4.02%
Risk-based Capital
Tier 1	4.00%	10.47%	6.47%
Total	8.00%	11.72%	3.72%

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

The primary source of cash from operating activities is net income.  Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.  At September 30, 2008, the Corporation has outstanding loan commitments of $16.2 million and unused lines and letters of credit totaling $89.8 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit scheduled to mature in one year or less, at September 30, 2008, totaled $132.6 million.  Management believes that a significant portion of such deposits will remain with the Corporation.  Cash and cash equivalents increased $1.6 million during the first nine months of 2008.  Net financing and operating activities provided $35.2 million and $3.8 million, respectively and investing activities used $37.4 million.

Index

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of September 30, 2008.

This Quarterly Report on Form 10-Q does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Quarterly Report on Form 10-Q

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
None.

Item 6.	Exhibits

	(a)	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	November 13, 2008	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2008	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Paul Van Ostenbridge required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Claire M. Chadwick required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Paul Van Ostenbridge and Claire M. Chadwick required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350