Form 10-K
period 2008-12-31
STEWARDSHIP FINANCIAL CORP
filed 2009-03-31
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

Registrant’s telephone number, including area code, (201) 444-7100

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 was $55,124,000.

As of March 23, 2009, 5,553,646 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10	Directors, Executive Officers and Corporate Governance
Proxy Statement for 2009 Annual Meeting of Shareholders under the captions, “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting,” to be filed no later than April 30, 2009.

Item 11	Executive Compensation
Proxy Statement for 2009 Annual Meeting of Shareholders under the captions, “Compensation of Executive Officers” and “Annual Management Compensation and All Other Compensation,” to be filed no later than April 30, 2009.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2009 Annual Meeting of Shareholders under the caption, “Stock Ownership of Management and Principal Shareholders,” to be filed no later than April 30, 2009.

Item 13	Certain Relationships and Related Transactions, and Director Independence	Proxy Statement for 2009 Annual Meeting of Shareholders under the captions, “Election of Directors” and “Certain Relationships and Related Transactions,” to be filed no later than April 30, 2009.

Item 14	Principal Accountant Fees and Services	Proxy Statement for 2009 Annual Meeting of Shareholders under the caption, “Fees Billed by Accounting Firms During Fiscal 2008 and Fiscal 2007,” to be filed no later than April 30, 2009.

FORM 10-K
STEWARDSHIP FINANCIAL CORPORATION
for the Year Ended December 31, 2008

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Impairment charges with respect to securities.
•	Unanticipated costs in connection with new branch openings.
•	Further deterioration of the economy.
•	Decline in commercial and residential real estate values.
•	Unexpected changes in interest rates.
•	Inability to manage growth in commercial loans.
•	Unexpected loan prepayment volume.
•	Unanticipated exposure to credit risks.
•	Insufficient allowance for loan losses.
•	Competition from other financial institutions.
•	Adverse effects of government regulation or different than anticipated effects from existing regulations.
•	Passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us.
•	A decline in the levels of loan quality and origination volume.
•	A decline in deposits.
•	Other unexpected events.

The Corporation undertakes no obligation to update or revise any forward-looking statements in the future.

Part I

Item 1. Business

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. At December 31, 2008 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches.

The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”).

Stewardship Investment Corp. is a wholly-owned non-bank subsidiary of the Bank, whose primary business is to own and manage an investment portfolio. Stewardship Realty, LLC is a subsidiary of the Bank, whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey. Atlantic Stewardship Insurance Company, LLC is a subsidiary of the Bank, whose primary business is insurance. In addition to the Bank, in 2003, the Corporation formed a second subsidiary, Stewardship Statutory Trust I for the purpose of issuing trust preferred securities.

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

Service Area

The Corporation’s service area primarily consists of the Bergen, Passaic and Morris counties in the New Jersey market, although the Corporation makes loans throughout New Jersey. At December 31, 2008, the Corporation operated its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

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

Management believes the Corporation is able to compete on a substantially equal basis with its competitors because it provides responsive, personalized services through management’s knowledge and awareness of the Corporation’s service area, customers and business.

Employees

At December 31, 2008 the Corporation employed 115 full-time employees and 38 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

Supervision and Regulation

General

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

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES. The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FSMA also contained a number of privacy requirements with which banks and other financial institutions must comply. Under the FSMA, all financial institutions must adopt a privacy policy and make its policy known to those who became new customers and provide annual disclosure of its policy to all of its customers. The Bank had to provide initial privacy notices to all existing customers by July 1, 2001. Prior to disclosing a consumer’s nonpublic personal information (not covered by an exception) with nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity to opt out of having information shared. The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer or consumer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the institution who happens also to be an employee of a nonaffiliated third party.

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

INSURANCE OF DEPOSITS. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The FDIC utilizes a risk-based assessment system where by insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends on the category to which it is assigned. Assessment rates are determined by the FDIC and during 2008 and 2007 ranged from five to seven basis points for the healthiest institutions (Risk Category I). Institutions in Risk Category II, III, and IV have been assessed at annual rates of 10, 28 and 43 basis points, respectively. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The Federal Deposit Insurance Reform Act of 2005 provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that were exhibiting weaknesses, credits could be used to offset assessments until exhausted. The Bank’s one-time credit was $157,000, which was recognized in 2007. The Bank’s assessment for the year ended December 31, 2008 was $252,000 compared to an assessment in 2007 of $11,000, after utilization of the one-time credit.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (FICO) issued in connection with the failure of certain savings and loan associations. This payment is established quarterly and averaged 1.12 basis points and 1.16 basis points for the years ended December 31, 2008 and 2007, respectively. The Corporation paid $54,000 and $51,000 for the years ended December 31, 2008 and 2007, respectively, under this assessment. These assessments will continue until the FICO bonds mature in 2017.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, in October 2008 the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. New interim assessment rates increase the current rates uniformly by seven basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category I institutions ranging form 12 to 14 basis points. Effective April 1, 2009, the initial base assessment rates for Risk Category I institutions range from 12 to 16 basis points. To determine initial base assessment rates, the FDIC proposes to (1) introduce a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combine weighted average CAMELS component rating, the debt issuer ratings, and the financial ratios method assessment rate; and (3) use a new uniform amount and pricing multipliers for each method. In February 2009, the FDIC also adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected on September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the Board of Directors of the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The Corporation cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rates, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the control of the Corporation.

DIVIDEND RIGHTS. Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

CHECK CLEARING FOR THE 21ST CENTURY ACT (“Check 21 Act”). Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check 21 Act. The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2005.

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

USA PATRIOT ACT OF 2001 (“Patriot Act”). On October 26, 2001, the Patriot Act was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Legislation Implemented in Response to Recent Periods of Economic Conditions

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of purchases of preferred stock. In addition to the preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. Although we believed that our capital position was sound, we concluded that the Capital Purchase Program would allow us to raise additional capital on favorable terms in comparison with other available alternatives. Accordingly, we applied to participate in the Capital Purchase Program. As described elsewhere in this Annual Report on Form 10-K, in January, 2009, the Treasury purchased $10 million of the Corporation’s preferred stock (the “Preferred Shares”) under the TARP Capital Purchase Program.

We received $10 million in proceeds from the sale of 10,000 shares of cumulative perpetual preferred stock with a liquidation value of $1,000 per share to the Treasury on January 30, 2009. The preferred stock issued to the Treasury pays a dividend of 5% for the first five years and 9% thereafter. As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 127,119 shares of our common stock at an exercise price of $11.80.

Under the terms of the Capital Purchase Program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.095 per common share) or the Corporation’s redemption, purchase or acquisition of common stock or any trust preferred securities issued by the Corporation’s capital trusts until the third anniversary of the senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In January 2009, each of our senior executive officers agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

No Golden Parachute Payments. For purposes of the Capital Purchase Program, “golden parachute payment” was defined to mean a severance payment resulting from involuntary termination of employment or from a bankruptcy event of the employer, which exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: they remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the Treasury continues to hold our equity or debt securities issued under the Capital Purchase Program. The period during which the Treasury holds those securities is the “Capital Purchase Program Covered Period.”

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the Capital Purchase Program Covered Period that is later found to have been paid based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

No Compensation Arrangements That Encourage Excessive Risks. During the Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our Corporation. To make sure this does not happen, the Corporation’s Compensation Committee is required to meet at least once a year with our senior risk officer to review our executive compensation arrangements in light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to accept any changes in our incentive compensation arrangements resulting from the Compensation Committee’s review.

Limit on Federal Income Tax Deductions. During the Capital Purchase Program Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law. The Stimulus Act modified the compensation-related limitations contained in the Capital Purchase Program and created additional compensation-related limitations. The limitations in the Stimulus Act apply to all participants in the Troubled Asset Relief Program (under which the Capital Purchase Program was created), regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Corporation, subject to the Treasury Department’s issuance of implementing regulations. The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows:

No Severance Payments. Under the Stimulus Act, the definition of “golden parachute” was expanded to include any severance payment resulting from termination of employment, except for payments for services performed or benefits accrued. In addition, the Stimulus Act expanded the group of employees to which such restrictions apply. Consequently, under the Stimulus Act, we are prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next five most highly compensated employees during the Capital Purchase Program Covered Period.

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Act also contains the “clawback provision” discussed above, but extends its application to our next 20 most highly compensated employees.

No Compensation Arrangements That Encourage Earnings Manipulation. In addition to the Capital Purchase Program prohibition on compensation arrangements that encourage unnecessary and excessive risk, the Stimulus Act prohibits us during the Capital Purchase Program Covered Period from entering into compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any of our employees.

Limit on Incentive Compensation. The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to certain employees during the Capital Purchase Program Covered Period, other than awards of long-term restricted stock that (i) do not fully vest during the Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009. As a recipient of less than $25 million of funds from the Capital Purchase Program, the limit applies only to the most highly compensated employee.

Compensation Committee Functions. The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

Compliance Certifications. The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act. In the future, these certifications will be contained in our Annual Report on Form 10-K.

Treasury Review of Excessive Bonuses Previously Paid. The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and the next 20 most highly compensated employees prior to adoption of the Stimulus Act to determine whether any such payments were inconsistent with the purposes of the Capital Purchase Program or the Stimulus Act or were otherwise contrary to the public interest. If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the Capital Purchase Program recipient and the employee recipient for appropriate reimbursements to the federal government with respect to the compensation.

Say on Pay. Under the Stimulus Act, during the Capital Purchase Program Covered Period, we must include in the proxy statement for our annual meeting of shareholders a non-binding say on pay vote by the shareholders on executive compensation.

Limitation on Luxury Expenditures. The Stimulus Act requires us to adopt a company-wide policy regarding excessive or luxury expenditures, such as entertainment expenses, office or facility renovation expenses and transportation services expenses.

Item 1A. Risk Factors

Investments in the common stock of Stewardship Financial Corporation involve risk. The following discussion highlights the risks management believes are material for our Corporation, but does not necessarily include all risks that we may face.

Our operations are subject to interest rate risk and changes in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. To be profitable we must earn more interest from our interest-earning assets than we pay on our interest-bearing liabilities. Changes in the general level of interest rates may have an adverse affect on our business, financial condition and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of governmental and regulatory agencies such as the Federal Reserve Bank. Changes in monetary policy and interest rates can also adversely affect our ability to originate loans and deposits, the fair value of financial assets and liabilities and the average duration of our assets and liabilities.

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

A persistent, deepening economic recession and unstable financial markets have adversely affected our industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the state of New Jersey, and the northern New Jersey area. The nation’s current economic recession and the related instability of the financial markets have severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. We do not believe these difficult economic conditions are likely to improve in the near future and if the efforts of the federal government to stabilize the economy are unsuccessful the recession could deepen. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition within the financial services industry could adversely affect our profitability.

We face strong competition from banks, other financial institutions, money market mutual funds and brokerage firms within the New York metropolitan area. A number of these entities have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Competition among depository institutions for customer deposits has increased significantly in the current difficult economic situation. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and suffer adverse consequences to our business, results of operations and financial condition.

Federal and State regulations could restrict our business and increase our costs and non-compliance would result in penalties, litigation and damage to our reputation.

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey. The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.” Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time. Any such changes could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Due to our nation’s current economic recession and the lack of confidence in the financial markets, it is highly probable new federal and/or state laws and regulations of lending and funding practices and liquidity standards will be forthcoming. Bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements. Any increased government oversight may increase our costs and limit our business opportunities. We may be required to pay even higher FDIC premiums than the recently increased level. Our failure to comply with law, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have polices and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

A breach of information security or compliance breach by one of our vendors could negatively affect our reputation and business.

We rely upon a variety of computing platforms and networks over the internet for the purpose of data processing, communication and information exchange. Despite the safeguards instituted by management, such systems are susceptible to a breach of security. In addition, we rely on the service of a variety of third-party vendors to meet our processing needs. If confidential information is compromised, financial losses, costs and damages could occur. Such costs and or losses could materially affect our earnings. In addition, the negative affect on our reputation could affect our ability to deliver products and services successfully to new and existing customers.

The trading volume of our stock remains low which could impact stock prices.

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to decreases due to the volatility of the price of our common stock which trades on the NASDAQ Capital Market.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

•	actual or anticipated fluctuation in operating results;
•	changes in interest rates;
•	changes in legal or regulatory environment;
•	press releases, publicity, or announcements;
•	changes in expectation of our future financial performance;
•	future sales of our common stock;
•	changes in economic conditions; and
•	other developments affecting us or our competitors

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

Because of our participation in the Treasury’s Capital Purchase Program, the Corporation is subject to certain restrictions including limitations on the payment of dividends on and the repurchase of our Common Stock.

The Corporation has traditionally paid a quarterly cash dividend to shareholders. In the future, we may not be able to declare or pay cash dividends other than regular quarterly cash dividends of not more than $0.095 per share, which was the amount of the last regular quarterly dividend declared and paid by the Corporation, or even to declare or pay cash dividends at all in accordance with past practice, due to restrictions on the payment of dividends and the repurchase of our Common Stock contained in the Securities Purchase Agreement between the Corporation and the Treasury. These restrictions on declaring or paying dividends could negatively effect the value of our Common Stock. Until the earlier of the third anniversary of the Treasury’s investment in our Series A Preferred Stock or when all of the shares of Series A Preferred Stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, increase the cash dividend on our Common Stock or, purchase, redeem or otherwise acquire for consideration shares of our Common Stock or, purchase, redeem or otherwise acquire for consideration shares of our Common Stock or any preferred stock (other than the Series A Preferred Stock), subject to limited exceptions, most significantly purchases in connection with benefit plans. We are prohibited from declaring dividend payments on common, junior preferred or pari passu preferred shares unless we are current in our dividend payments on the Series A Preferred Stock. Further, common, junior preferred or pari passu preferred shares may not be repurchased by us unless we are current in our dividend payments on the Series A Preferred Stock.

Moreover, our ability to pay dividends is always subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors. Although we have historically paid cash dividends on our Common Stock, we are not required to do so and our Board of Directors could reduce or eliminate our Common Stock dividend in the future.

If we are unable to redeem the Series A Preferred Stock issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program within five years, the cost of the capital received will increase significantly.

The Series A Preferred Stock pays cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter. The Series A Preferred Stock has no maturity date. If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the dividend payable thereon will increase on that date from 5% per annum (approximately $500,000 annually) to 9% per annum (approximately $900,000 annually). If we are unable to redeem our Series A Preferred Stock by February 15, 2014, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

The Series A Preferred Stock issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program reduces our net income and earnings per share of Common Stock and the Warrant issued to the Treasury may be dilutive to the ownership interests of holders of the Common Stock.

The shares of Series A Preferred Stock pay cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter. These dividends will reduce our net income and earnings per common share. The Series A Preferred Stock ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation. In the event that the Warrant issued to the Treasury is exercised in whole or part, the ownership interest of our existing shareholders will be diluted accordingly. The shares of Common Stock underlying the warrant represent approximately 2.2% of the shares of the Corporation’s Common Stock outstanding as of February 26, 2009 (included in total shares outstanding are the shares issuable upon exercise of the Warrant). The Treasury has agreed not to vote any of the shares of Common Stock it receives upon exercise of the Warrant, but any third party to which the Treasury transfers the Warrant or any portion of the Warrant or any shares of Common Stock underlying the Warrant is not similarly bound by this voting restriction.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices. The property located at 612 Godwin Avenue is to be used for future administrative offices, pending the obtainment of all appropriate approvals and completing construction. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2008.

Location	Leased or Owned	Date of Lease Expiration

612 Godwin Avenue Midland Park, NJ	Owned	—

630 Godwin Avenue Midland Park, NJ	Owned	—

386 Lafayette Avenue Hawthorne, NJ	Owned	—

1111 Goffle Road Hawthorne, NJ	Leased	05/31/11

2 Changebridge Road Montville, NJ	Leased	06/30/15

249 Newark-Pompton Turnpike Pequannock, NJ	Owned	—

190 Franklin Avenue Ridgewood, NJ	Leased	09/30/12

64 Franklin Turnpike Waldwick, NJ	Owned	—

87 Berdan Avenue Wayne, NJ	Leased	06/30/14

311 Valley Road Wayne, NJ	Leased	11/30/13

400 Hamburg Turnpike Wayne, NJ	Leased	04/30/14

378 Franklin Avenue Wyckoff, NJ	Leased	05/31/26

200 Kinderkamack Road Westwood, NJ	Leased	05/20/26

33 Sicomac Avenue North Haledon, NJ	Leased	10/31/14

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of fiscal 2008.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Until March 27, 2007, the Corporation’s Common Stock traded on the OTC Bulletin Board under the symbol “SSFN”. As of March 28, 2007, the Corporation’s Common Stock has been traded on the Nasdaq Capital Market under the same symbol. As of December 31, 2008, there were approximately 1,013 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the OTC Bulletin Board and the Nasdaq Capital Market for the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2008 and 2007.

	Bid		Cash
	High	Low	Dividend
Year Ended December 31, 2008
Fourth quarter	$13.75	$7.60	$0.090
Third quarter	13.10	11.43	0.090
Second quarter	13.81	11.64	0.086
First quarter	14.29	12.38	0.086

Year Ended December 31, 2007
Fourth quarter	$14.48	$12.34	$0.082
Third quarter	14.97	12.02	0.082
Second quarter	14.54	12.06	0.082
First quarter	12.48	11.52	0.082

The Corporation may pay dividends as declared from time to time by the Corporation’s Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Corporation’s main source of income, any restriction on the Bank’s ability to pay dividends will act as a restriction on the Corporation’s ability to pay dividends. Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock, or (ii) the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends if doing so would reduce its capital below the regulatory imposed minimums.

Also, our ability to pay future cash dividends is subject to the provision contained in the agreement that covers our participation in the Treasury’s Capital Purchase Program. Specifically, the Corporation may not declare a dividend that exceeds $0.095 per common share until the earlier of the third anniversary of the Treasury’s investment or our redemption or the transfer of our Preferred Stock to a third party.

During fiscal 2008, the Corporation paid quarterly cash dividends totaling $0.35 per share for an annual dividend payout ratio of 56.2%. During fiscal 2007, the Corporation paid quarterly cash dividends totaling $0.33 per share for an annual dividend payout ratio of 39.4%.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2003 in: (a) Stewardship Financial Corporation’s common stock; (b) Nasdaq Bank Index; (c) Peer index; and (d) Nasdaq Composite Index. The Peer index consists of eleven New Jersey based commercial banks with total asset size and operating performance comparable with the Corporation. The peer group consists of 1st Constitution Bancorp, BCB Bancorp, Inc., Center Bancorp, Central Jersey Bancorp, Community Bank of Bergen County, Parke Bancorp, Inc., Peapack-Gladstone Financial Corporation, Somerset Hills Bancorp, Sterling Banks, Inc., Sussex Bancorp, and Unity Bancorp, Inc. The information provided is not necessarily indicative of the Corporation’s future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Stewardship Financial Corporation	$100.00	$99.38	$97.84	$96.04	$103.45	$84.87
Nasdaq Bank Index	100.00	113.44	111.19	126.36	101.57	80.03
Peer Index	100.00	115.35	118.89	122.90	107.20	66.49
Nasdaq Composite Index	100.00	109.10	111.38	122.89	135.95	81.85

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Earnings Summary:

Net interest income	$22,303	$19,430	$19,084	$18,211	$16,367
Provision for loan losses	(3,585)	(530)	(264)	(600)	(540)
Net interest income after provision for loan losses	18,718	18,900	18,820	17,611	15,827
Noninterest income	4,217	4,414	4,189	3,240	2,726
Noninterest expense	17,986	16,629	15,629	13,867	12,501
Income before income tax expense	4,949	6,685	7,380	6,984	6,052
Income tax expense	1,448	2,078	2,627	2,504	2,204
Net income	$3,501	$4,607	$4,753	$4,480	$3,848

Common Share Data: (1)

Basic net income	$0.63	$0.83	$0.86	$0.81	$0.71
Diluted net income	0.63	0.82	0.85	0.81	0.70
Cash dividends declared	0.35	0.33	0.28	0.23	0.19
Book value at year end	7.68	7.37	6.74	6.07	5.58
Average shares outstanding net of treasury stock	5,575	5,558	5,536	5,502	5,415
Shares outstanding at year end	5,575	5,572	5,532	5,497	5,455
Dividend payout ratio	56.18%	39.35%	32.19%	27.79%	26.46%

Selected Consolidated Ratios:

Return on average assets	0.58%	0.86%	0.96%	1.00%	0.95%
Return on average stockholders’ equity	8.34%	11.76%	13.41%	13.86%	13.48%
Average stockholders’ equity as a percentage of average total assets	6.98%	7.34%	7.19%	7.20%	7.06%
Leverage (Tier 1) capital (2)	8.01%	8.56%	8.85%	8.71%	9.08%
Tier-I risk based capital (3)	10.50%	10.76%	11.25%	11.16%	12.48%
Total risk based capital (3)	11.60%	11.76%	12.28%	12.21%	13.57%
Allowance for loan loss to total loans	1.18%	1.06%	1.11%	1.11%	1.11%
Nonperforming loans to total loans	1.46%	0.11%	0.41%	0.15%	0.48%

Selected Year-end Balances:

Total assets	$611,816	$571,905	$519,749	$482,727	$424,306
Total loans, net of allowance for loan loss	434,103	415,690	365,443	341,976	292,909
Total deposits	506,531	472,299	434,223	403,466	356,730
Stockholders’ equity	42,796	41,090	37,306	33,384	30,460
__________________

(1)	All share and per share amounts have been restated to reflect a 5% stock dividend paid November 2004, 2005, 2006, 2007 and 2008 and a 4 for 3 stock split that occurred July 2005.

(2)	As a percentage of average quarterly assets.

(3)	As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Stewardship Financial Corporation’s (the “Corporation”) consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

Cautionary Note Regarding Foward-Looking Statements

This annual report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this annual report, “we” and “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Corporation currently has 13 full service branches offices located in Bergen, Passaic and Morris counties in New Jersey. The Corporation conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with the other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

The Corporation has developed a strong deposit base with good franchise value. A mix of a variety of different deposit products, along with a strong focus on customer service, is used to attract customers and build depositor relationships. Challenges facing the organization are to continue to grow the existing branch deposit levels, provide adequate technology enhancements to achieve efficiencies and expand services, offer a competitive product line, and provide the highest level of customer service.

The Corporation is affected by the overall economic conditions in northern New Jersey, the interest rate and yield curve environment, and the overall national economy. These factors are relevant because they will affect our ability to attract specific deposit products, our ability to invest in loan and investment products, and our ability to earn acceptable profits without incurring increased risks.

There continues to be strong competition to attract deposit balances, with customers opting out of low or no interest bearing core deposits into higher yielding certificates of deposits. During 2008, competing financial institutions looking to grow their balance sheets and fund loan activity continued to be aggressive in offering above market rates to attract new money to their organizations. This has put tremendous pressure on the net interest margins at community banks and has negatively impacted banks’ abilities to grow core deposits and earnings.

When evaluating the financial condition and operating performance of the Corporation, management reviews historical trends, peer comparisons, asset and deposit concentrations, interest margin analysis, adequacy of loan loss reserve and loan quality performance, adequacy of capital under current positions as well as to support future expansion, adequacy of liquidity, and overall quality of earnings performance.

In March 2007 the Corporation moved its stock from trading on the bulletin board of Nasdaq to the Nasdaq Capital Market, providing improved visibility to the stock, better pricing to market and overall liquidity in the stock trading.

During 2007, the Corporation began to further develop the infrastructure needed to allow the entity to continue to build franchise value, expand its customer base, and offer appropriate products and services to its existing and future customer base. In March 2007 the Corporation opened its eleventh branch location at 378 Franklin Avenue, Wyckoff, Bergen County, New Jersey. This branch is a convenient location to service existing as well as new customers. It operates as a full service facility offering safe deposit boxes, a two lane drive-up and an ATM drive-up facility. In September 2007 the Corporation successfully opened its twelfth branch in Westwood, Bergen County, New Jersey. This represented a new market for the Corporation, located in the eastern part of Bergen County. Westwood is a strong local community with a diversified mix of small business and retail markets. Finally, the Corporation successfully negotiated a lease in the town of North Haledon, Passaic County and opened its thirteenth branch in December 2007. This branch is located between the Midland Park and Wayne area branches and services existing customers as well as attracts a new customer base.

Management is encouraged by the positive reception received in these communities and believes that each of these branches contribute to a strong branch network. The branch network provides for solid coverage in both existing and new markets in strong towns in the three counties in which we operate. As the branches mature, they will provide a strong diverse customer base to provide for both consumer and business customers. This investment in these areas should provide benefits in the future in providing for new deposit and lending relationships.

Our initiatives for 2008 primarily focused on efficiencies. In early 2008 we completed our conversion to a new core processing system. The new system provides the branches and the back-office with significant enhancements and efficiencies over the prior system. Improvements and upgrades of our online banking continue to be a priority. For example, the 2008 introduction of E-Statements provides for an efficient, cost effective distribution channel. Additional development of our online banking features continues, with a significant amount of testing performed in 2008 leading to a 2009 rollout.

In late 2008, the Bank consummated the sale of our existing merchant services portfolio to Elavon, Inc. (“Elavon”), a leading merchant processor. Under the agreement, Elavon services the merchants previously serviced by the Bank. Prior to the transaction, the Bank provided servicing for approximately 280 merchants. A gain of $509,000 was recorded on the transaction. The Bank will continue to earn certain fees from ongoing portfolio and marketing activity.

In 2008, the Corporation, like all financial institutions, experienced a difficult and complicated economic and operating environment. The Corporation’s results have been affected by the economic downturn through higher loan loss provisions. In addition, competition in the northern New Jersey market continues to be intense and the challenges of operating most of the year in a flat interest rate market made it very difficult to attract deposits at appropriate interest rate levels. Although the area in which the bank operates has been somewhat shielded from the national economic downturn, management continues to find it challenging to attract low cost core deposits and remains cautiously optimistic regarding the lending opportunities. The Corporation has not been involved in the subprime lending area.

Considering these factors, the Corporation continued to perform well when compared with peer group performance. The Corporation will continue to concentrate its efforts on growing and maturing its existing branch network, developing new products and services, capitalizing on technology and focusing on improved efficiencies during 2009.

Recent Accounting Pronouncements

A discussion of recent pronouncements and their effect on the Corporation’s financial statements can be found in Note 1 of the financial statements.

Critical Accounting Policies And Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2008 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Earnings Summary

The Corporation reported net income of $3.5 million, or $0.63 basic earnings per share, for the year ended December 31, 2008, a decrease of $1.1 million, or 24.0%, from the $4.6 million recorded for 2007. The decrease in earnings was primarily the result of increases in the provision for loan losses and noninterest expenses, and a decrease in noninterest income, partially offset by an increase in net interest income.

The return on average assets decreased in 2008 to 0.58% from 0.86% in 2007. The return on average equity decreased to 8.34% for 2008 from 11.76% in 2007.

Results of Operations

Net Interest Income

The Corporation’s principal source of revenue is the net interest income derived from the Bank, which represents the difference between the interest earned on assets and interest paid on funds acquired to support those assets. Net interest income is affected by the balances and mix of interest-earning assets and interest-bearing liabilities, changes in their corresponding yields and costs, and by the volume of interest-earning assets funded by noninterest-bearing deposits. The Corporation’s principal interest-earning assets are loans made to businesses and individuals and investment securities.

For the year ended December 31, 2008, net interest income, on a tax equivalent basis, increased to $22.8 million from $19.8 million for the year ended December 31, 2007, reflecting an increase of $3.0 million, or 15.2%. The increase in the current year is due to both an increase in the net yield on interest-earning assets and an increase of $3.8 million, or 3.5%, in net average interest-earning assets (average interest-earning assets less average interest-bearing liabilities). The net interest rate spread and net yield on interest earning assets for the year ended December 31, 2008 were 3.43% and 4.00%, respectively, an increase from 3.16% and 3.93% for the year ended December 31, 2007. The increase in the net yield on interest earning assets during the current year period has been the result of a period where the interest rates on deposits and borrowings have declined at a faster pace than loan interest rates.

Interest income, on a tax equivalent basis, increased $1.9 million, or 5.7%, during the year ended December 31, 2008 to $35.6 million from $33.7 million earned during the prior year. The increase was due to an increase in the average balance of interest-earning assets partially offset by a decrease in yields on interest-earning assets. Average interest-earning assets increased $67.4 million in 2008, or 13.4%, over the 2007 amount with average loans accounting for $51.9 million of the increase which reflects the Corporation’s competitiveness within the marketplace. Yields on interest earning assets decreased 46 basis points from 6.69% for the year ended December 31, 2007 to 6.23% in the current year.

Interest expense decreased $1.1 million, or 8.0%, during the year ended December 31, 2008 to $12.8 million. The decrease was attributable to a decline in the average rate paid on liabilities somewhat offset by an increase in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 2.80% for the year ended December 31, 2008 compared to 3.53% during 2007. Average interest-bearing liabilities were $456.8 million for the year ended December 31, 2008, reflecting an increase of $63.6 million, or 16.2%, when compared to $393.2 million for the year ended December 31, 2007. The Corporation continued to experience a shift from low cost demand and savings to higher yielding money market accounts and certificates of deposit. In addition, the Corporation continues to supplement its branch deposit network with a mix of brokered certificates of deposit, wholesale repurchase agreements and Federal Home Loan Bank borrowings. These alternative funding sources help to lower cost of funds and provide for better management of interest rate risk.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2008 and 2007 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2008			2007
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1)	$437,812	$28,664	6.55%	$385,954	$27,517	7.13%
Taxable investment securities (1)	102,930	5,377	5.22	93,732	4,921	5.25
Tax-exempt investment securities (1) (2)	27,765	1,482	5.34	23,372	1,200	5.13
Other interest-earning assets	2,624	66	2.52	631	45	7.13
Total interest-earning assets	571,131	35,589	6.23	503,689	33,683	6.69

Non-interest-earning assets:
Allowance for loan losses	(5,045)			(4,184)
Other assets	34,799			34,084
Total assets	$600,885			$533,589

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$164,000	$2,731	1.67%	$134,219	$3,432	2.56%
Savings deposits	37,750	237	0.63	37,171	282	0.76
Time deposits	187,195	7,566	4.04	181,973	8,297	4.56
Repurchase agreements	16,259	626	3.85	12,192	505	4.14
FHLB borrowings	44,350	1,145	2.58	20,379	877	4.30
Subordinated debentures	7,217	466	6.46	7,217	487	6.75
Total interest-bearing liabilities	456,771	12,771	2.80	393,151	13,880	3.53
Noninterest-bearing liabilities:
Demand deposits	97,316			96,659
Other liabilities	4,830			4,624
Stockholders' equity	41,968			39,155
Total liabilities and stockholders’ equity	$600,885			$533,589

Net interest income (taxable equivalent basis)		22,818			19,803
Tax equivalent adjustment		(515)			(373)
Net interest income		$22,303			$19,430

Net interest spread (taxable equivalent basis)			3.43%			3.16%

Net yield on interest-earning assets (taxable equivalent basis) (3)			4.00%			3.93%
_______________

(1)
For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest. Loan and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2008 Versus 2007
	(In thousands)
	Increase (Decrease) Due to Change in
	Volume	Rate	Net
Interest income:

Loans	$3,509	$(2,362)	$1,147
Taxable investment securities	481	(25)	456
Tax-exempt investment securities	233	49	282
Other interest-earning assets	66	(45)	21

Total interest-earning assets.	4,289	(2,383)	1,906

Interest expense:

Interest-bearing demand deposits	$658	$(1,359)	$(701)
Savings deposits	4	(49)	(45)
Time deposits	233	(964)	(731)
Repurchase agreements	159	(38)	121
FHLB borrowings	724	(456)	268
Subordinated debentures	—	(21)	(21)

Total interest-bearing liabilities	1,778	(2,887)	(1,109)

Net change in net interest income	$2,511	$504	$3,015

Provision for Loan Losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio. On an ongoing basis, management analyzes the adequacy of this allowance by considering the nature and volume of the Corporation’s loan activity, financial condition of the borrower, fair market value of underlying collateral, and changes in general market conditions. Additions to the allowance for loan losses are charged to operations in the appropriate period. Actual loan losses, net of recoveries, serve to reduce the allowance. The appropriate level of the allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates.

The loan loss provision totaled $3.6 million for the year ended December 31, 2008 compared to a loan loss provision of $530,000 for the year ended December 31, 2007. The allowance for loan loss was $5.2 million, or 1.18% of total loans as of December 31, 2008 compared to of $4.5 million, or 1.06% of total loans a year earlier. Nonaccrual loans increased from $455,000, or 0.11% of total loans at December 31, 2007 to $4.2 million at December 31, 2008, or 0.96% of total loans. The allowance for loan losses related to the impaired loans increased from $39,000 at December 31, 2007 to $481,000 at December 31, 2008. In addition, during the year ended December 31, 2008, the Corporation charged off loans totaling $2.9 million compared to loans charged off of $185,000 in the prior year. The most significant portion of the increase in the loan loss provision and loans charged off was related to a group of loans to one borrower.

In addition, increases in the provision reflect the growth in the loan portfolio. Gross loans increased $19.1 million in 2008, from $420.6 million at December 31, 2007 to $439.7 million at December 31, 2008, with majority of the noted growth in the categories of commercial real estate and commercial loans. This loan growth was a significant factor in establishing the appropriate level of allowance and the loan loss provision for the year. In addition to the overall growth noted, the Corporation considered the types of loans associated with the growth, as well as the overall seasoning of the new loans to determine the appropriate risk that was inherent in the portfolio.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates in when considering the overall risk of the lending portfolio. Although it is clear that there has been deterioration in the economy and real estate market on a national level, the local market where the Corporation operates has not been impacted as significantly. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, gain on sales of mortgage loans, income derived from bank owned life insurance, merchant processing income and income derived from debit cards and ATM usage.

Noninterest income decreased $197,000, or 4.4%, to $4.2 million for the year ended December 31, 2008, when compared with $4.4 million for the comparable 2007 period. Fees and service charge income declined $223,000, or 14.3%, as consumers and small business continue to shift to free or low balance maintenance checking products. Gains on calls and sales of securities, net were $103,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 primarily reflects the sale of certain securities at gains in the more recent interest rate environment. For tax purposes, the gains realized can be offset against the carryforward of unutilized capital losses. Gains on sales of mortgage loans were $193,000 for the year ended December 31, 2008, a decrease when compared to $318,000 for prior year. For the current year, the Corporation has experienced a decrease in mortgage activity due to the challenging real estate market. This decrease in activity resulted in a decline in the volume of loans sold and ultimately, a decline in gains on mortgages sold.

Noninterest income for the year ended December 31, 2008 included a gain of $509,000 related to the sale of the Corporation’s existing merchant services portfolio. While the Corporation will no longer service the merchants’ card activities, the Corporation will continue to earn certain fees from ongoing portfolio and marketing activity.

Noninterest income for the prior year included a $459,000 death benefit insurance payment received.

Noninterest Expense

Noninterest expense increased by $1.4 million or 8.2%, to $18.0 million for the year ended December 31, 2008, compared to $16.6 million for the same period in 2007. Salaries and employee benefits, the major component of noninterest expense, increased $776,000 or 10.6%. The increase was due primarily to salary and benefits costs associated with the Westwood and North Haledon branches which opened in the second half of 2007. In addition, the increase in salary and benefits reflects certain newly created positions and general merit and performance increases. Occupancy and equipment expenses increased $432,000 primarily due to the expenses relating to the new branches. In addition, FDIC insurance premiums increased $196,000 for the year ended December 31, 2008 when compared to the prior year ended December 31, 2007. FDIC premiums in 2008 reflected a full assessment of insurance, while FDIC premiums assessed in 2007 were significantly reduced by the utilization of a one-time credit issued to deposit institutions in 2007. The one-time credit received by Stewardship Financial Corporation helped reduce premiums for the first nine months of 2007.

In accordance with its By-laws to tithe ten percent (10%) of its pre-tax profits to various charities, the Corporation had charitable contributions totaling $627,000 for the year ended December 31, 2008, a decrease of $78,000, or 11.1%, over the same period in 2007.

Income Taxes

Income tax expense totaled $1.4 million for the year ended December 31, 2008, for an effective tax rate of 29.3%, compared to $2.1 million, for an effective tax rate of 31.1% for the year ended December 31, 2007. The decrease was a result of an increase in the percentage of nontaxable income to total income.

Financial Condition

Total assets at December 31, 2008 were $611.8 million, an increase of $39.9 million, or 7.0%, over the $571.9 million at December 31, 2007. This increase in assets reflects, among other things, an $18.4 million increase in net loans held for portfolio.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2008, net of allowance for loan losses, totaled $434.1 million, an increase of $18.4 million, or 4.4%, over the $415.7 million at December 31, 2007. Commercial real estate mortgage loans consisting of $226.2 million, or 51.4% of the total portfolio, represented the largest portion of the loan portfolio. This reflected an increase of $17.1 million from $209.1 million, or 49.7% of the total loan portfolio at December 31, 2007. Commercial loans increased $10.4 million to $100.3 million, representing 22.8% of the total loan portfolio. Consumer installment loans decreased $5.5 million and residential real estate mortgages decreased $4.4 million. The Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market. All of these loans have been sold with servicing released.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectibility of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2008, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of the last five years:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Real estate mortgage:
Residential	$40,337	$44,719	$47,020	$45,604	$41,569
Commercial	226,183	209,082	177,411	163,309	130,762

Commercial loans	100,282	89,845	72,606	65,011	55,252

Consumer loans:
Installment (1)	51,290	56,796	52,389	51,540	47,218
Home equity	21,208	19,723	20,010	20,271	21,484
Other	356	424	560	506	260

Total gross loans	439,656	420,589	369,996	346,241	296,545
Less: Allowance for loan losses	5,166	4,457	4,101	3,847	3,299
Deferred loan fees	387	442	452	418	337
Net loans	$434,103	$415,690	$365,443	$341,976	$292,909
__________________

(1)	Includes automobile, home improvement, second mortgages and unsecured loans. Credit card loans are also included for all years prior to December 31, 2006.

The following table sets forth certain categories of gross loans as of December 31, 2008 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$46,863	$15,161	$204,496	$266,520
Commercial	38,300	46,360	15,622	100,282
Consumer	1,024	6,883	64,947	72,854
Total gross loans	$86,187	$68,404	$285,065	$439,656

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2008, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate mortgage	$47,561	$172,096	$219,657
Commercial	27,794	34,188	61,982
Consumer	52,508	19,322	71,830
	$127,863	$225,606	$353,469

Asset Quality

The Corporation’s principal earning asset is its loan portfolio. Inherent in the lending function is the risk of deterioration in a borrower’s ability to repay loans under existing loan agreements. Management realizes that because of this risk, reserves are maintained to absorb loan losses. In determining the adequacy of the allowance for loan losses, management of the Corporation considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with general economic and real estate market conditions. Although management attempts to establish a reserve sufficient to offset probable incurred losses in the portfolio, changes in economic conditions, regulatory policies and borrower’s performance could require future changes to the allowance.

The Corporation utilizes a two tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Allocations of specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loss experience, composition of loan portfolio, current economic conditions and management’s judgment.

The Corporation’s accounting policies are set forth in Note 1 to the audited financial statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. The allowance for loan losses represents 1.18% of total loans, or 80.2% of non-performing loans at December 31, 2008, compared with 1.06% of total loans or 926.6% times non-performing loans at December 31, 2007. In management’s opinion, the allowance for loan losses totaling $5.2 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2008.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, loans past due 90 days or more and accruing, and other real estate owned. There were no other real estate owned assets for the periods presented. The Corporation’s loans are generally placed in a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest. Interest previously accrued on these loans and not yet paid is charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash. Loans past due 90 days or more and accruing represent those loans which are sufficiently collateralized and management believes all interest and principal owed will be collected. Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform. Management can reduce the contractual interest rates to below market rates or make significant concessions to the terms of the loan in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans: (1)
Construction	$2,575	$—	$—	$—	$—
Commercial real estate	291	73	123	122	56
Commercial	825	307	167	258	159
Consumer	539	75	154	92	47
Total nonaccrual loans	4,230	455	444	472	262

Loans past due 90 days or more and accruing: (2)
Commercial real estate	—	—	840	—	940
Commercial	353	25	241	—	—
Consumer	—	1	9	55	7
Total loans past due ninety days or more and accruing	353	26	1,090	55	947

Restructured loans:
Commercial real estate	1,483	—	—	—	—
Commercial	372	—	—	—	—
Consumer	—	—	—	—	215
Total restructured loans	1,855	—	—	—	215
Total nonperforming loans	$6,438	$481	$1,534	$527	$1,424

Nonaccrual loans to total gross loans	0.96%	0.11%	0.12%	0.14%	0.09%

Nonperforming loans to total gross loans	1.46%	0.11%	0.41%	0.15%	0.48%

Nonperforming loans to total assets	1.05%	0.08%	0.30%	0.11%	0.34%

Allowance for loan losses to nonperforming loans	80.24%	926.61%	267.34%	729.98%	231.67%
_____________
(1)
Restructured loans classified in the nonaccrual category totaled $22,000 and $73,000 for the years ended December 31, 2008 and December 31, 2007, respectively. There were no restructured loans classified as nonaccrual for the year ended December 31, 2006. Restructured loans classified in the nonaccrual category totaled $152,000 and $162,000 for the years ended December 31, 2005 and 2004, respectively.

(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.

As of December 31, 2008 there were $15.7 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged off and the amount of loan recoveries:

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$4,457	$4,101	$3,847	$3,299	$2,888

Loans charged off:
Commercial	2,841	82	7	—	49
Consumer	61	103	33	57	92
Total loans charged off	2,902	185	40	57	141

Recoveries of loans previously charged off:
Commercial	—	—	23	—	3
Consumer	26	11	7	5	9
Total recoveries of loans previously charged off	26	11	30	5	12

Net loans charged off	2,876	174	10	52	129

Provisions charged to operations	3,585	530	264	600	540

Balance at end of period	$5,166	$4,457	$4,101	$3,847	$3,299

Net charge offs during the period to average loans outstanding during the period	0.66%	0.05%	0.00%	0.02%	0.05%

Balance of allowance for loan losses at the end of year to gross year end loans	1.18%	1.06%	1.11%	1.11%	1.11%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2008		2007		2006		2005		2004
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)

Real estate - residential	$245	9.2%	$256	10.6%	$298	12.7%	$320	13.2%	$297	14.0%
Real estate - commercial	2,164	51.4%	1,900	49.7%	1,705	48.0%	1,562	47.1%	1,272	44.1%
Commercial	2,086	22.8%	1,640	21.4%	1,407	19.6%	1,192	18.8%	979	18.6%
Consumer	671	16.6%	661	18.3%	691	19.7%	773	20.9%	751	23.3%
Total allowance for loan losses	$5,166	100.0%	$4,457	100.0%	$4,101	100.0%	$3,847	100.0%	$3,299	100.0%
_______________

(1)	Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is comprised of U.S. Treasury securities, U.S. government and agency obligations, mortgage-backed securities, state and political subdivision obligations and other equity investments, and has been classified as held to maturity or available for sale. Investments in debt securities that the Corporation has the positive intent and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders’ equity. Securities in the available for sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available for sale increased to $90.0 million at December 31, 2008, from $77.0 million at December 31, 2007, an increase of $13.0 million, or 17.0%. Securities held to maturity increased $7.7 million, or 18.6%, to $48.9 million at December 31, 2008 from $41.2 million at December 31, 2007.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2008		2007		2006
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent

	(Dollars in thousands)
Securities available for sale:

U.S. government-sponsored agencies	$49,660	55.2%	$35,693	46.4%	$32,117	44.2%
Obligations of state and political subdivisions	5,820	6.4	2,903	3.8	1,823	2.5
Mortgage-backed securities	31,670	35.2	37,131	48.2	37,707	51.8
Other equity investments	2,873	3.2	1,230	1.6	1,099	1.5

Total	$90,023	100.0%	$76,957	100.0%	$72,746	100.0%

Securities held to maturity:

U.S. Treasury	$—	—%	$501	1.2%	$502	1.3%
U.S. government-sponsored agencies	10,290	21.0	12,331	29.9	10,776	27.5
Obligations of state and political subdivisions	23,048	47.2	22,569	54.8	20,516	52.4
Mortgage-backed securities	15,518	31.8	5,788	14.1	7,369	18.8

Total	$48,856	100.0%	$41,189	100.0%	$39,163	100.0%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities available for sale as of December 31, 2008. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies :
Carrying value	$—	$1,513	$21,878	$26,269	$49,660
Yield	—	5.49%	5.22%	5.47%	5.36%
Obligations of state and political subdivisions :
Carrying value	712	307	2,180	2,621	5,820
Yield	3.40%	3.26%	3.50%	3.91%	3.66%
Mortgage-backed securities:
Carrying value	—	4,238	4,457	22,975	31,670
Yield	—	4.08%	4.73%	5.29%	5.05%
Other equity investments:
Carrying value	2,873	—	—	—	2,873
Yield	3.89%	—	—	—	3.89%
Total carrying value	$3,585	$6,058	$28,515	$51,865	$90,023

Weighted average yield	3.79%	4.39%	5.01%	5.31%	5.09%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities held to maturity as of December 31, 2008. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies :
Carrying value	$—	$399	$3,009	$6,882	$10,290
Yield	—	5.14%	4.81%	5.75%	5.45%

Obligations of state and political subdivisions :
Carrying value	1,149	2,392	13,981	5,526	23,048
Yield	2.85%	3.28%	3.76%	3.87%	3.69%

Mortgage-backed securities :
Carrying value	60	801	1,575	13,082	15,518
Yield	4.72%	4.51%	5.14%	4.63%	4.68%

Total carrying value	$1,209	$3,592	$18,565	$25,490	$48,856

Weighted average yield	2.94%	3.76%	4.05%	4.77%	4.37%

Deposits

Corporation deposits at December 31, 2008 totaled $506.5 million, an increase of $34.2 million, or 7.2%, over the comparable period of 2007, when deposits totaled $472.3 million. The Corporation relied on its expanding branch network and current competitive products and services to provide growth during 2008. The economic and interest rate environment made it difficult to attract core deposits. During 2008 and 2007, the Corporation utilized the brokered certificate of deposit market, with $30.7 million and $15.4 million included in the time deposit balances as of December 31, 2008 and 2007, respectively.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand	$99,099	19.6%	$101,993	21.6%	$92,105	21.2%
Interest-bearing demand	160,768	31.7	153,713	32.6	120,899	27.8
Saving deposits	39,627	7.8	37,010	7.8	37,324	8.6
Certificates of deposit	207,037	40.9	179,583	38.0	183,895	42.4
Total	$506,531	100.0%	$472,299	100.0%	$434,223	100.0%

As of December 31, 2008, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (In thousands):

Three months or less	$15,646
Four months through six months	8,194
Seven months through twelve months	24,489
Over twelve months	31,997
Total	$80,326

Interest Rate Sensitivity

Interest rate movements have made managing the Corporation’s interest rate sensitivity increasingly important. The Corporation attempts to maintain stable net interest margins by generally matching the volume of interest-earning assets and interest-bearing liabilities maturing, or subject to repricing, by adjusting interest rates to market conditions, and by developing new products. One method of measuring the Corporation’s exposure to changes in interest rates is the maturity and repricing gap analysis. The difference or mismatch between the amount of assets and liabilities that mature or reprice in a given period is defined as the interest rate sensitivity gap. A “negative” gap results when the amount of interest-bearing liabilities within a specified time period exceed the amount of interest-earning assets maturing or repricing within the same period of time. Conversely, a “positive” gap results when the amount of interest-earning assets maturing or repricing exceed the amount of interest-bearing liabilities mature or are repricing in the same given time frame. The smaller the gap, the less the effect of the market volatility on net interest income. During a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, as compared to an institution with a positive gap, to invest in higher yielding assets. This may result in yields on its assets increasing at a slower rate than the increase in its costs of interest-bearing liabilities than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which consequently may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2008. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)
Assets:
Loans:
Real estate mortgage	$46,153	$22,005	$198,362	$—	$266,520
Commercial	56,612	8,002	35,668	—	100,282
Consumer	21,103	4,407	47,344	—	72,854
Mortgage loans held for sale	394	—	—	—	394
Investment securities (1)	35,222	32,363	73,714	—	141,299
Other assets	95	—	—	30,372	30,467
Total assets	$159,579	$66,777	$355,088	$30,372	$611,816
Source of funds:
Interest-bearing demand	$160,768	$—	$—	$—	$160,768
Savings	39,627	—	—	—	39,627
Certificate of deposit	40,701	91,705	74,631	—	207,037
FHLB of NY advances	6,900	—	30,000	—	36,900
Repurchase agreements	14,376	784	—	—	15,160
Subordinated debenture	—	—	7,217	—	7,217
Other liabilities	—	—	—	102,311	102,311
Stockholders’ equity	—	—	—	42,796	42,796
Total source of funds	$262,372	$92,489	$111,848	$145,107	$611,816
Interest rate sensitivity gap	$(102,793)	$(25,712)	$243,240	$(114,735)
Cumulative interest rate sensitivity gap	$(102,793)	$(128,505)	$114,735	$—
Ratio of GAP to total assets	-16.8%	-4.2%	39.8%	-18.8%
Ratio of cumulative GAP assets to total assets	-16.8%	-21.0%	18.8%	—%
____________

(1)	Includes securities held to maturity, securities available for sale and FHLB-NY stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve- month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. According to the reports generated for December 31, 2008, an immediate interest rate increase of 200 basis points results in a decrease in net interest income of 6.3%, or $1.6 million, while an immediate interest rate decrease of 200 basis points resulted in an increase in net interest income of 3.0% or $729,000. Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

Liquidity

The Corporation’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loan and mortgage-backed securities are greatly influenced by market interest rates, economic conditions, and competition.

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents – beginning	$11,932	$15,697
Operating activities:
Net income	3,501	4,607
Adjustments to reconcile net income to net cash provided by operating activities	2,947	1,573
Net cash provided by operating activities	6,448	6,180
Net cash used in investing activities	(43,640)	(55,293)
Net cash provided by financing activities	38,074	45,348
Net increase (decrease) in cash and cash equivalents	882	(3,765)
Cash and cash equivalents – ending.	$12,814	$11,932

Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each period was net income.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold.

The Corporation enters into commitments to extend credit, such as letters of credit, which are not reflected in the consolidated financial statements.

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$7,454	$863	$1,732	$1,659	$3,200
Total contracted cost obligations	$7,454	$863	$1,732	$1,659	$3,200
Other long-term liabilities/long-term debt
Time deposits	$207,037	$132,405	$67,485	$7,147	$—
Federal Home Loan Bank advances	36,900	6,900	—	15,000	15,000
Subordinated debentures	7,217	—	—	—	7,217
Total other long-term liabilities/long-term debt	$251,154	$139,305	$67,485	$22,147	$22,217
Other commitments - off balance sheet
Letter of credit	$3,503	$3,415	$88	$—	$—
Commitments to extend credit	17,775	17,775	—	—	—
Unused lines of credit	86,864	86,864	—	—	—
Total off balance sheet arrangements and contractual obligations	$108,142	$108,054	$88	$—	$—
_________________

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. The Corporation anticipates that it will have sufficient funds available to meet its current contractual commitments. Should the Corporation need temporary funding, the Corporation has an overnight line of credit and a one-month overnight repricing line of credit with the FHLB-NY, each in the amount of $58.5 million. In addition, the Corporation had  available overnight variable repricing lines of credit with other correspondent banks totaling $22 million on an unsecured basis.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $3.5 million commitments under standby and commercial letters of credit, $3.4 million expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation’s base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment or performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation obtains collateral supporting those commitments for which collateral is deemed necessary.

At December 31, 2008, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.6 million at fixed rates averaging 6.14%. All these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $11.1 million were extended with variable rates averaging 5.95% and $5.1 million were extended at fixed rates averaging 6.55%. All commitments were due to expire within approximately 120 days.

The unused lines of credit consist of $22.2 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $3.7 million relating to an unsecured overdraft protection program, and $61.0 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System (“FRB”) require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2008, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC. The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2008.

	Required	Actual	Excess
Risk-based capital:
Tier 1
Corporation	4.00%	10.50%	6.50%
Bank	4.00%	9.46%	5.46%
Total
Corporation	8.00%	11.60%	3.60%
Bank	8.00%	10.57%	2.57%
Leverage ratio*
Corporation	4.00%	8.01%	4.01%
Bank	4.00%	7.26%	3.26%
_________
*	The minimum leverage ratio set by the FRB and the FDIC is 3.00%. Institutions which are not “top-rated” will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stewardship Financial Corporation
Midland Park, New Jersey

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Livingston, New Jersey
March 30, 2009

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2008	2007
Assets
Cash and due from banks	$12,719,000	$11,789,000
Other interest-earning assets	95,000	143,000
Cash and cash equivalents	12,814,000	11,932,000
Securities available for sale	90,023,000	76,957,000
Securities held to maturity; estimated fair value of $49,150,000 (2008) and $41,508,000 (2007)	48,856,000	41,189,000
Federal Home Loan Bank of New York stock, at cost	2,420,000	1,983,000
Loans, net of allowance for loan losses of $5,166,000 (2008) and $4,457,000 (2007)	434,103,000	415,690,000
Mortgage loans held for sale	394,000	1,284,000
Premises and equipment, net	7,470,000	7,950,000
Accrued interest receivable	3,371,000	3,112,000
Intangible assets	37,000	70,000
Bank owned life insurance	8,599,000	8,273,000
Other assets	3,729,000	3,465,000

Total assets	$611,816,000	$571,905,000

Liabilities and Stockholders’ equity

Liabilities
Deposits:
Noninterest-bearing	$99,099,000	$101,993,000
Interest-bearing	407,432,000	370,306,000
Total deposits	506,531,000	472,299,000
Federal Home Loan Bank of New York Advances	36,900,000	28,645,000
Securities sold under agreements to repurchase	15,160,000	17,283,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	1,582,000	2,080,000
Accrued expenses and other liabilities	1,630,000	3,291,000
Total liabilities	569,020,000	530,815,000

Commitments and contingencies	—	—

Stockholder’ equity
Preferred stock, no par value; 2,500,000 shares authorized	—	—
Common stock, no par value; 10,000,000 shares authorized; 5,575,095 and 5,306,828 shares issued and outstanding at December 31, 2008 and 2007, respectively	37,962,000	34,871,000
Treasury stock, 20,000 shares at December 31, 2008	(272,000)	—
Retained earnings	4,383,000	5,943,000
Accumulated other comprehensive income, net	723,000	276,000
Total Stockholders’ equity	42,796,000	41,090,000

Total liabilities and Stockholders’ equity	$611,816,000	$571,905,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
Interest income:
Loans	$28,617,000	$27,517,000
Securities held to maturity:
Taxable	751,000	927,000
Nontaxable	840,000	757,000
Securities available for sale:
Taxable	4,470,000	3,877,000
Nontaxable	174,000	70,000
FHLB dividends	156,000	117,000
Other interest-earning assets	66,000	45,000
Total interest income	35,074,000	33,310,000
Interest expense:
Deposits	10,534,000	12,011,000
Borrowed money	2,237,000	1,869,000
Total interest expense	12,771,000	13,880,000
Net interest income before provision for loan losses	22,303,000	19,430,000
Provision for loan losses	3,585,000	530,000
Net interest income after provision for loan losses	18,718,000	18,900,000
Noninterest income:
Fees and service charges	1,333,000	1,556,000
Bank owned life insurance	326,000	322,000
Gain on life insurance proceeds	—	459,000
Gain on calls and sales of securities, net	103,000	4,000
Gain on sales of mortgage loans	193,000	318,000
Merchant processing	1,417,000	1,456,000
Gain on sale of merchant portfolio	509,000	—
Miscellaneous	336,000	299,000
Total noninterest income	4,217,000	4,414,000
Noninterest expense:
Salaries and employee benefits	8,129,000	7,353,000
Occupancy, net	1,802,000	1,525,000
Equipment	1,127,000	972,000
Data processing	1,209,000	1,221,000
Advertising	487,000	525,000
FDIC insurance premium	317,000	121,000
Amortization of intangible assets	32,000	32,000
Charitable contributions	627,000	705,000
Stationery and supplies	399,000	368,000
Merchant processing	1,258,000	1,306,000
Bank-card related services	317,000	348,000
Other real estate expense	—	43,000
Miscellaneous	2,282,000	2,110,000
Total noninterest expenses	17,986,000	16,629,000
Income before income tax expense	4,949,000	6,685,000
Income tax expense	1,448,000	2,078,000
Net income	$3,501,000	$4,607,000
Basic earnings per share	$0.63	$0.83
Diluted earnings per share	$0.63	$0.82
Cash dividends per share	$0.35	$0.33
Weighted average number of common shares outstanding	5,574,821	5,558,182
Weighted average number of diluted common shares outstanding	5,585,834	5,587,553

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2008 and 2007
	Common Stock		Retained	Treasury Stock		Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Earnings	Shares	Amount	Net	Total
Balance – December 31, 2006	5,017,919	$31,148,000	$6,750,000	—	$—	$(592,000)	$37,306,000
Cash dividends paid ($0.33 per share)	—	—	(1,813,000)	—	—	—	(1,813,000)
Payment of discount on dividend reinvestment plan	—	(43,000)	—	—	—	—	(43,000)
5% Stock dividend	244,690	3,491,000	(3,601,000)	7,839	107,000	—	(3,000)
Common stock issued under stock plans	1,810	22,000	—	1,463	20,000	—	42,000
Stock option compensation expense	—	50,000	—	—	—	—	50,000
Stock options exercised	42,409	200,000	—	(9,302)	(127,000)	—	73,000
Tax benefit on stock options exercised	—	3,000	—	—	—	—	3,000
Comprehensive income:
Net income	—	—	4,607,000	—	—	—	4,607,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $549,000)	—	—	—	—	—	865,000	865,000
Reclassification adjustment for gains in net income (net of taxes of $1,000)	—	—	—	—	—	3,000	3,000
Total comprehensive income							5,475,000
Balance – December 31, 2007	5,306,828	$34,871,000	$5,943,000	—	$—	$276,000	$41,090,000
Cash dividends paid ($0.35 per share)	—	—	(1,965,000)	—	—	—	(1,965,000)
Payment of discount on dividend reinvestment plan	—	(45,000)	—	—	—	—	(45,000)
5% Stock dividend	255,420	2,995,000	(3,096,000)	9,896	99,000	—	(2,000)
Common stock issued under stock plans	1,667	21,000	—	1,603	20,000	—	41,000
Stock option compensation expense	—	48,000	—	—	—		48,000
Stock options exercised	11,180	70,000	—	(1,499)	(21,000)	—	49,000
Tax benefit on stock options exercised	—	2,000	—	—	—	—	2,000
Repurchase of common stock	—	—	—	(30,000)	(370,000)	—	(370,000)
Comprehensive income:
Net income	—	—	3,501,000	—	—	—	3,501,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $260,000)	—	—	—	—	—	383,000	383,000
Reclassification adjustment for gains in net income (net of taxes of $39,000)	—	—	—	—	—	64,000	64,000
Total comprehensive income							3,948,000
Balance – December 31, 2008	5,575,095	$37,962,000	$4,383,000	(20,000)	$(272,000)	$723,000	$42,796,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,501,000	$4,607,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	918,000	787,000
Amortization of premiums and accretion of discounts, net	125,000	126,000
Accretion of deferred loan fees	(283,000)	(120,000)
Provision for loan losses	3,585,000	530,000
Valuation reserve on other real estate owned	—	32,000
Originations of mortgage loans held for sale	(19,665,000)	(30,570,000)
Proceeds from sale of mortgage loans	20,748,000	31,759,000
Gain on sale of loans	(193,000)	(318,000)
Gain on sales and calls of securities	(103,000)	(4,000)
Loss on sale of equipment	12,000	—
Deferred income tax benefit	(365,000)	(161,000)
Amortization of intangible assets	33,000	32,000
Increase in accrued interest receivable	(259,000)	(200,000)
(Decrease) increase in accrued interest payable	(498,000)	359,000
Increase in bank owned life insurance	(326,000)	(322,000)
Life insurance proceeds	—	(459,000)
Nonqualified stock option expense	48,000	50,000
(Decrease) increase in other assets	(197,000)	158,000
Decrease in other liabilities	(633,000)	(106,000)
Net cash provided by operating activities	6,448,000	6,180,000
Cash flows from investing activities:
Purchase of securities available for sale	(45,353,000)	(20,532,000)
Proceeds from maturities and principal repayments on securities available for sale	7,095,000	10,107,000
Proceeds from sales and calls on securities available for sale	24,945,000	8,634,000
Purchase of securities held to maturity	(17,210,000)	(12,365,000)
Proceeds from maturities and principal repayments on securities held to maturity	4,715,000	7,591,000
Proceeds from calls of securities held to maturity	4,770,000	2,653,000
Purchase of FHLB—NY stock	(437,000)	(84,000)
Net increase in loans	(21,715,000)	(50,717,000)
Additional investment in other real estate owned	—	(324,000)
Sale of other real estate owned	—	353,000
Proceeds from life insurance payout	—	1,030,000
Additions to premises and equipment	(454,000)	(1,639,000)
Sale of equipment	4,000	—
Net cash used in investing activities	(43,640,000)	(55,293,000)
Cash flows from financing activities:
Net (decrease) increase in noninterest – bearing deposits	(2,894,000)	9,888,000
Net increase in interest – bearing deposits	37,126,000	28,188,000
Net (decrease) increase in securities sold under agreements to repurchase	(2,123,000)	8,260,000
Proceeds from long term borrowings	65,000,000	—
Net (decrease) increase in short term borrowings	(9,900,000)	2,400,000
Payments on long term borrowings	(46,845,000)	(1,647,000)
Cash dividends paid on common stock	(1,967,000)	(1,816,000)
Payment of discount on dividend reinvestment plan	(45,000)	(43,000)
Purchase of treasury stock	(370,000)	—
Exercise of stock options	49,000	73,000
Tax benefit of stock plans	2,000	3,000
Issuance of common stock	41,000	42,000
Net cash provided by financing activities	38,074,000	45,348,000
Net increase (decrease) in cash and cash equivalents	882,000	(3,765,000)
Cash and cash equivalents – beginning	11,932,000	15,697,000
Cash and cash equivalents – ending	$12,814,000	$11,932,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13,269,000	$13,521,000
Cash paid during the year for income taxes	$2,453,000	$2,499,000
Noncash investing activities – security purchases due brokers	—	$1,027,000
– transfer of loan to OREO	—	$61,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank, (‘the Bank”), together referred to as “the Corporation”. Atlantic Stewardship Bank includes its wholly owned subsidiaries, Stewardship Investment Corporation, Stewardship Realty LLC and Atlantic Stewardship Insurance Company, LLC. All significant intercompany transactions and balances are eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

The Corporation provides financial services through its offices in Bergen, Passaic, and Morris Counties, New Jersey. Its primary products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow generated from the operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectibility of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market. The Corporation has not made loans to borrowers outside the United States.

Basis of consolidated financial statements presentation

The consolidated financial statements of the Corporation have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ significantly from those estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash flows

Cash and cash equivalents include cash and deposits with other financial institutions under 90 days, interest-bearing deposits in other banks under 90 days and federal funds sold. Generally, federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, and short term borrowings and securities sold under agreement to repurchase.

Securities available for sale and held to maturity

The Corporation classifies its securities as held to maturity or available for sale. Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. All other securities are classified as securities available for sale. Securities available for sale may be sold prior to maturity in response to changes in interest rates or prepayment risk, for asset/liability management purposes, or other similar factors. These securities are carried at fair value with unrealized holding gains or losses reported in a separate component of stockholders’ equity, net of the related tax effects.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as income.

Mortgage loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market on an aggregate basis. Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing rights released to the buyer.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or are charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to an accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures.

Premises and equipment

Land is stated at cost. Buildings and improvements and furniture, fixtures and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated lives of each type of asset. Estimated useful lives are three to forty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are stated at cost less accumulated amortization computed on the straight-line method over the shorter of the term of the lease or useful life.

Other real estate owned

Other real estate owned (OREO) consists of foreclosed property and is carried at the lower of cost or fair value less estimated selling costs. Property acquired through or instead of foreclosure is initially recorded at fair value less costs to sell, establishing a new cost basis. The excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. Subsequent adjustments to the carrying value are recorded in an allowance for OREO and charged to OREO expense. As of December 31, 2008 and 2007, the Corporation had no OREO.

Intangible assets

Gross intangible assets totaled $750,000 with accumulated amortization of $713,000 and $680,000 at December 31, 2008 and 2007, respectively. Intangible assets are comprised of other intangible assets and core deposit intangibles. Other intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired through a branch acquisition, completed in 1995, which did not qualify as a business combination. Other intangible assets amounted to $37,000 and $70,000 at December 31, 2008 and 2007, respectively, and are amortized on a straight-line method over a period of fifteen years.

The core deposit intangible represented the intangible value of depositor relationships resulting from deposit liabilities assumed in the same acquisition and was amortized on an accelerated basis over a period of twelve years. The intangible was fully amortized at December 31, 2006.

Long-Term Assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recovered from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Bank owned life insurance

The Corporation has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in first out method. Treasury stock may be reissued for exercise of stock options, dividend reinvestment plans, stock dividends or other stock issuances. The difference between the cost and the market value at the time the treasury stock is reissued is shown as an adjustment to common stock.

Dividend Reinvestment Plan

The Corporation offers shareholders the opportunity to participate in a dividend reinvestment plan. Plan participants may reinvest cash dividends to purchase new shares of stock at 95% of the market value, based on the most recent trades. The Corporation purchases shares for the dividend reinvestment plan participants on the open market through an approved broker. The Corporation uses the cash dividends due the plan participants to purchase shares from the broker. The Corporation reimburses the broker for the 5% discount when the purchase of the Corporation’s stock is completed.

Stock-based compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS No. 123(R)), using the modified prospective transition method. Accordingly, beginning in 2006, the Corporation has recorded stock-based compensation cost using the fair value method. Compensation cost is recognized for stock options issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

In accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Other comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of equity.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similar to that of the basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November, 2008 and 2007.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Adoption of New Accounting Standards:

FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157, effective January 1, 2008, has not had a material impact on the Corporation’s consolidated financial position or results of operation. In October 2008, FASB issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material.

FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of SFAS 159.

FASB Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The adoption of EITF 06-4, effective January 1, 2008, has not had a material impact on the Corporation’s consolidated financial position or results of operation.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption SFAS 141(R) will not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 will not have a significant impact on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will not have a material effect on the Corporation’s results of operations or financial position.

Note 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amounts of the reserves on deposit for the years ended December 31, 2008 and 2007 were approximately $300,000.

Note 3. SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2008
	Fair	Gross Unrealized
	Value	Gains	Losses
U.S. government-sponsored agencies:
After one year through five years	$1,513,000	$14,000	$—
After five years through ten years	21,878,000	499,000	1,000
After ten years	26,269,000	228,000	29,000
	49,660,000	741,000	30,000
Obligations of state and political subdivisions:
Within one year	712,000	1,000	—
After one year through five years	307,000	3,000	—
After five years through ten years	2,180,000	2,000	59,000
After ten years	2,621,000	—	131,000
	5,820,000	6,000	190,000
Mortgage-backed securities:
After one year through five years	4,238,000	46,000	7,000
After five years through ten years	4,457,000	142,000	—
After ten years	22,975,000	528,000	8,000
	31,670,000	716,000	15,000
Total debt securities	87,150,000	1,463,000	235,000

Other equity investments	2,873,000	—	35,000
	$90,023,000	$1,463,000	$270,000

	December 31, 2007
	Fair	Gross Unrealized
	Value	Gains	Losses
U.S. government-sponsored agencies:
Within one year	$497,000	$—	$3,000
After one year through five years	7,323,000	47,000	1,000
After five years through ten years	13,923,000	265,000	—
After ten years	13,950,000	183,000	—
	35,693,000	495,000	4,000
Obligations of state and political subdivisions:
Within one year	326,000	—	1,000
After one year through five years	1,016,000	—	4,000
After five years through ten years	326,000	2,000	1,000
After ten years	1,235,000	—	23,000
	2,903,000	2,000	29,000
Mortgage-backed securities:
Within one year	17,000	—	—
After one year through five years	2,340,000	3,000	28,000
After five years through ten years	5,047,000	32,000	21,000
After ten years	29,727,000	170,000	156,000
	37,131,000	205,000	205,000
Total debt securities	75,727,000	702,000	238,000

Other equity investments	1,230,000	—	17,000
	$76,957,000	$702,000	$255,000

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized above.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association (“GNMA”) and government sponsored agencies such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Banks (“FHLB”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At year end 2008 and 2007, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of stockholders’ equity.

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2008 and 2007, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2008 and 2007.

	Less than 12 Months		12 Months or Longer		Total
2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government sponsored agencies	$7,464,000	$(30,000)	$—	$—	$7,464,000	$(30,000)
Obligations of state and political subdivisions	4,709,000	(190,000)	—	—	4,709,000	(190,000)
Mortgage-backed securities	1,651,000	(8,000)	438,000	(7,000)	2,089,000	(15,000)
Other equity investments	40,000	(4,000)	2,742,000	(31,000)	2,782,000	(35,000)
Total temporarily impaired securities	$13,864,000	$(232,000)	$3,180,000	$(38,000)	$17,044,000	$(270,000)

	Less than 12 Months		12 Months or Longer		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government sponsored agencies	$—	$—	$1,995,000	$(4,000)	$1,995,000	$(4,000)
Obligations of state and political subdivisions	1,067,000	(20,000)	1,278,000	(9,000)	2,345,000	(29,000)
Mortgage-backed securities	3,632,000	(8,000)	14,413,000	(197,000)	18,045,000	(205,000)
Other equity investments	71,000	(4,000)	1,159,000	(13,000)	1,230,000	(17,000)
Total temporarily impaired securities	$4,770,000	$(32,000)	$18,845,000	$(223,000)	$23,615,000	$(255,000)

The unrealized losses are primarily due to the changes in interest rates. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Management believes the price variation is temporary in nature and has the ability and intent to hold these securities to maturity or for a sufficient amount of time to recover the entire principal.

Cash proceeds realized from sales and calls of securities available for sale for the years ended December 31, 2008 and 2007 were $24,945,000 and $8,634,000, respectively. There were gross gains totaling $79,000 and no gross losses realized on sales or calls during the year ended December 31, 2008. The tax provision related to these realized gains was $30,000. There were gross gains totaling $2,000 and no gross losses realized on sales or calls during the year ended December 31, 2007. The tax provision related to these realized gains was negligible.

The fair value of securities pledged to secure treasury tax and loan deposits for the year ended December 31, 2008 was $500,000. See also Note 9 to the financial statements regarding securities pledged as collateral for securities sold under agreements to repurchase.

Note 4. SECURITIES HELD TO MATURITY

The following is a summary of the contractual maturities and related unrecognized gains and losses of securities held to maturity:

	December 31, 2008
	Carrying	Gross Unrecognized
	Amount	Gains	Losses	Fair Value
U.S. government sponsored agencies:
After one year through five years	$399,000	$32,000	$—	$431,000
After five years through ten years	3,090,000	37,000	—	3,046,000
After ten years	6,882,000	148,000	—	7,030,000
	10,290,000	217,000	—	10,507,000
Obligations of state and political subdivisions:
Within one year	1,149,000	4,000	—	1,153,000
After one year through five years	2,392,000	19,000	—	2,411,000
After five years through ten years	13,981,000	87,000	131,000	13,937,000
After ten years	5,526,000	—	170,000	5,356,000
	23,048,000	110,000	301,000	22,857,000
Mortgage-backed securities:
Within one year	60,000	—	—	60,000
After one but within five years	801,000	11,000	—	812,000
After five years through ten years	1,575,000	55,000	—	1,630,000
After ten years	13,082,000	205,000	3,000	13,284,000
	15,518,000	271,000	3,000	15,786,000
	$48,856,000	$598,000	$304,000	$49,150,000

	December 31, 2007
	Carrying	Gross Unrecognized
	Amount	Gains	Losses	Fair Value
U.S. Treasury:
After one year through five years	$501,000	$5,000	$—	$506,000
	501,000	5,000	—	506,000
U.S. government sponsored agencies:
Within one year	1,453,000	—	1,000	1,452,000
After one year through five years	2,644,000	21,000	—	2,665,000
After five years through ten years	2,261,000	30,000	—	2,291,000
After ten years	5,973,000	84,000	—	6,057,000
	12,331,000	135,000	1,000	12,465,000
Obligations of state and political subdivisions:
Within one year	1,652,000	1,000	4,000	1,649,000
After one year through five years	2,924,000	2,000	14,000	2,912,000
After five years through ten years	10,749,000	161,000	2,000	10,908,000
After ten years	7,244,000	40,000	20,000	7,264,000
	22,569,000	204,000	40,000	22,733,000
Mortgage-backed securities:
Within one year	50,000	—	—	50,000
After one but within five years	600,000	1,000	3,000	598,000
After five years through ten years	2,464,000	18,000	13,000	2,469,000
After ten years	2,674,000	29,000	16,000	2,687,000
	5,788,000	48,000	32,000	5,804,000
	$41,189,000	$392,000	$73,000	$41,508,000

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized above.

Mortgage-backed securities are comprised primarily of government agencies such as GNMAand government sponsored agencies such as FNMA, FHLB and FHLMC. At year end 2008 and 2007, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of stockholders’ equity.

The following tables summarize the fair value and unrecognized losses of those investment securities which reported an unrecognized loss at December 31, 2008 and 2007, and if the unrecognized loss position was continuous for the twelve months prior to December 31, 2008 and 2007.

	Less than 12 Months		12 Months or Longer		Total
2008	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
U.S. government sponsored agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	13,440,000	(301,000)	—	—	13,440,000	(301,000)
Mortgage-backed securities	2,715,000	(3,000)	—	—	2,715,000	(3,000)
Total temporarily impaired securities	$16,155,000	$(304,000)	$—	$—	$16,155,000	$(304,000)

	Less than 12 Months		12 Months or Longer		Total
2007	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
U.S. government sponsored agencies	$—	$—	$1,452,000	$(1,000)	$1,452,000	$(1,000)
Obligations of state and political subdivisions	614,000	(3,000)	7,056,000	(37,000)	7,670,000	(40,000)
Mortgage-backed securities	—	—	3,128,000	(32,000)	3,128,000	(32,000)
Total temporarily impaired securities	$614,000	$(3,000)	$11,636,000	$(70,000)	$12,250,000	$(73,000)

The unrecogized losses are primarily due to the changes in interest rates. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Management believes the price variation is temporary in nature and has the ability and intent to hold these securities to maturity.

Cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2008 and December 31, 2007 were $4,770,00 and $2,653,000, respectively. Gross gains totaling $24,000 and no losses were realized from calls for the year ended December 31, 2008. The tax provision related to these realized gains was $9,000. Gross gains totaling $2,000 and no losses were realized from calls for the year ended December 31, 2007. The tax provision related to these realized gains was negligible.

The carrying value of securities pledged to secure public deposits for the two years ended December 31, 2008 and 2007 were $700,000 and $501,000, respectively. The carrying value of securities pledged to secure treasury tax and loan deposits for the year ended December 31, 2008 was $500,000. See also Note 9 to financial statements regarding securities pledged as collateral for securities sold under agreements to repurchase.

Note 5. LOANS

The loan portfolio consisted of the following:

	December 31,
	2008	2007
Mortgage:
Residential	$40,337,000	$44,719,000
Commercial	226,183,000	209,082,000
Commercial	100,282,000	89,845,000
Equity	21,208,000	19,723,000
Installment	51,290,000	56,796,000
Other	356,000	424,000
Total gross loans	439,656,000	420,589,000

Less: Deferred loan fees, net of costs	387,000	442,000
Allowance for loan losses	5,166,000	4,457,000
	5,553,000	4,899,000
Loans, net	$434,103,000	$415,690,000

At December 31, 2008 and 2007, loans participated by the Corporation to other organizations totaled approximately $28,642,000 and $10,397,000, respectively.

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2008	2007
Balance, beginning	$4,457,000	$4,101,000
Provision charged to operations	3,585,000	530,000
Recoveries of loans charged off	26,000	11,000
Loans charged off	(2,902,000)	(185,000)
Balance, ending	$5,166,000	$4,457,000

The Corporation has entered into lending transactions in the ordinary course of business with directors, executive officers and principal stockholders of the Corporation and their affiliates. At December 31, 2008 and 2007, these loans aggregated approximately $2,683,000 and $2,346,000, respectively. During the year ended December 31, 2008, new loans totaling $1,113,000 were granted and repayments totaled approximately $776,000. The loans, at December 31, 2008, were current as to principal and interest payments.

Note 6. NONPERFORMING LOANS

Nonperforming loans include the following:

	December 31,
	2008	2007
Nonaccrual loans	$4,230,000	$455,000
Loans past due ninety days or more and accruing	353,000	26,000
Restructured loans	1,855,000	—
Total nonperforming loans	$6,438,000	$481,000

Nonaccrual loans and loans past due 90 days or more and accruing included both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Restructured loans classified as nonaccrual for the years ended December 31, 2008 and December 31, 2007 were $22,000 and $72,000, respectively.

The following information is presented for loans classified as nonaccrual and restructured:

	Year ended December 31,
	2008	2007

Income that would have been recorded under contractual terms	$400,000	$40,000
Less interest income received	222,000	10,000
Lost income on nonperforming loans during the year	$178,000	$30,000

Impaired loans consisted of the following:

	December 31,
	2008	2007
Impaired Loans
With related allowance for loan loss	$2,762,000	$222,000
Without related allowance for loan loss	1,468,000	233,000
Total impaired loans	$4,230,000	$455,000
Related allowance for possible credit losses	$481,000	$39,000
Average investment in impaired loans	$1,430,000	$344,000
Interest recognized on impaired loans	$—	$—

Note 7. PREMISES AND EQUIPMENT, NET

	December 31,
	2008	2007

Land	$2,999,000	$2,999,000
Buildings and improvements	2,893,000	2,802,000
Leasehold improvements	2,188,000	2,159,000
Furniture, fixtures and equipment	4,292,000	4,581,000
	12,372,000	12,541,000
Less accumulated depreciation and amortization	4,902,000	4,591,000
Total premises & equipment, net	$7,470,000	$7,950,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $918,000 and $787,000 in 2008 and 2007, respectively.

Note 8. DEPOSITS

	December 31, 2008		December 31, 2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Noninterest-bearing demand	—%	$99,099,000	—%	$101,993,000

NOW accounts	0.86%	73,176,000	1.75%	67,044,000
Money market accounts	1.95%	87,592,000	3.17%	86,669,000
Total interest-bearing demand	1.45%	160,768,000	2.55%	153,713,000

Statement savings and clubs	0.58%	36,447,000	0.80%	33,524,000
Business savings	0.49%	3,180,000	0.50%	3,486,000
Total savings	0.57%	39,627,000	0.77%	37,010,000

IRA investment and variable rate savings	4.04%	30,073,000	4.56%	26,499,000
Brokered certificates	3.06%	30,698,000	5.19%	15,415,000
Money market certificates	3.39%	146,266,000	4.47%	137,669,000
Total certificates of deposit	3.44%	207,037,000	4.55%	179,583,000

Total interest-bearing deposits	2.38%	407,432,000	3.34%	370,306,000

Total deposits	1.91%	$506,531,000	2.62%	$472,299,000

Certificates of deposit with balances of $100,000 or more at December 31, 2008 and 2007, totaled approximately $80,326,000 and $71,122,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31, 2008
2009	$132,405,000
2010	61,509,000
2011	5,976,000
2012	6,572,000
2013	575,000
$207,037,000

Note 9. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York (“FHLB-NY”) advances by maturity date:

	December 31, 2008		December 31, 2007
Advances Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within one year	$6,900,000	0.44%	$18,645,000	3.58%
After one year, but within two years	—	0.00%	—	0.00%
After two years, but within three years	—	0.00%	—	0.00%
After three years, but within four years	—	0.00%	—	0.00%
After four years, but within five years	15,000,000	3.30%	10,000,000	3.82%
After five years	15,000,000	1.98%	—	0.00%
	$36,900,000	2.23%	$28,645,000	3.66%

During the years 2008 and 2007, the maximum amount of FHLB-NY advances outstanding at any month end was $64.0 million and $32.0 million, respectively. The average amount of advances outstanding during year ended December 31, 2008 and 2007 was $44.3 million and $20.4 million, respectively.

Advances totaling $30.0 million have quarterly call features, of which $20.0 million have not yet reached their first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation’s unpledged, qualifying mortgage loans, mortgage-backed securities or by investment securities. Such loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY.

At December 31, 2008, the Corporation had available an overnight line of credit and a one-month overnight repricing line of credit with the FHLB-NY, each in the amount of $58.5 million. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $22 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2008 and 2007.

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

At December 31, 2008 and 2007, included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker to borrow $14 million with a maturity in 2014. The borrowing had a fixed interest rate of 3.25% for the first year and then converted to a floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker. The remaining balances at December 31, 2008 as well as the balances at December 31, 2007 were securities sold to Bank customers at fixed rates with maturities varying from 91 days to one year. These securities were maintained in a separate safekeeping account within the Corporation’s control.

At December 31, 2008 and 2007, securities sold under agreements to repurchase were collateralized by U.S. Treasury and agency securities having a carrying value of approximately $19,433,000 and $20,208,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2008	2007
Balance	$15,160,000	$17,283,000
Weighted average interest rate at year end	5.00%	3.56%
Weighted average length of maturity	6.5 years	5.7 years
Maximum amount outstanding at any month end during the year	$16,599,000	$17,283,000
Average amount outstanding during the year	$16,259,000	$12,192,000
Average interest rate during the year	3.85%	4.13%

Note 10. SUBORDINATED DEBENTURES

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7,000,000 Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (“Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. Stewardship Financial Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by Stewardship Financial Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities.

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month London Interbank Offered Rate (LIBOR) plus 2.95%. As of December 31, 2008 the rate on both the Capital Securities and the Debentures was 4.82%.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). In accordance with FIN 46R, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Note 11. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System (“FRB”) require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2008, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately categorized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed the institution’s category.

Management believes that, as of December 31, 2008, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under the prompt corrective action regulations:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Leverage (Tier 1) capital
Consolidated	$49,014,000	8.01%	$24,480,000	4.00%	N/A	N/A
Bank	44,069,000	7.26%	24,288,000	4.00%	$30,360,000	5.00%
Risk-based capital:
Tier 1
Consolidated	49,014,000	10.50%	18,680,000	4.00%	N/A	N/A
Bank	44,069,000	9.46%	18,630,000	4.00%	27,945,000	6.00%
Total
Consolidated	54,180,000	11.60%	37,360,000	8.00%	N/A	N/A
Bank	49,234,000	10.57%	37,259,000	8.00%	46,574,000	10.00%

December 31, 2007
Leverage (Tier 1) capital
Consolidated	$47,732,000	8.56%	$22,295,000	4.00%	N/A	N/A
Bank	42,313,000	7.66%	22,104,000	4.00%	$27,630,000	5.00%
Risk-based capital:
Tier 1
Consolidated	47,732,000	10.76%	17,736,000	4.00%	N/A	N/A
Bank	42,313,000	9.57%	17,690,000	4.00%	26,535,000	6.00%
Total
Consolidated	52,189,000	11.77%	35,473,000	8.00%	N/A	N/A
Bank	46,769,000	10.58%	35,380,000	8.00%	44,224,000	10.00%

Note 12. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing plan expense for the years ended December 31, 2008 and 2007 amounted to approximately $281,000 and $396,000, respectively.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 15% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2008 and 2007 amounted to approximately $70,000 and $69,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation. Total stock purchases amounted to 3,433 and 3,609 shares during 2008 and 2007, respectively. At December 31, 2008 the Corporation had 211,558 shares reserved for issuance under this plan.

Note 13. STOCK-BASED COMPENSATION

At December 31, 2008, the Corporation had four types of stock award programs referred to as the Employee Stock Bonus Plan, the Director Stock Plan, an Employee Stock Option Plan and Stock Option Plans for Non-Employee Directors.

The Employee Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation. Compensation expense is based on the fair value of shares awarded on the date of the grant. The Corporation has not granted shares during 2008 and 2007 under this plan. At December 31, 2008 the Corporation had 96,686 shares reserved for issuance under this plan.

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash. Shares are purchased for Directors in the open market and resulted in purchases of 6,607 and 5,467 shares for 2008 and 2007, respectively. At December 31, 2008 the Corporation had 530,234 shares reserved for issuance under this plan.

The Employee Stock Option Plan provides for options to purchase shares of Common Stock to be issued to employees of the Corporation at the discretion of the Compensation Committee. The committee has the authority to determine the terms and conditions of the options granted, the exercise price thereof, and whether the options are incentive or non-statutory options. Any options granted were issued with an exercise price representing the market price of the stock at the date of grant. Options are exercisable, subject to a vesting schedule, with the first vesting starting one year from the date of the grant and expire between five and ten years from the date of grant. While there are still option outstanding under this plan, there were no options granted during 2008 or 2007 and there are no longer any shares reserved for issuance under this plan. The plan allows for the exercise of options to be paid for in cash or with shares already owned. During 2008 and 2007, 1,499 and 9,302 shares, respectively, were used to satisfy the exercise of options. A summary of the status of the qualified stock options as of December 31, 2008 and changes during the year then ended is presented as follows:

	2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	38,238	$7.20
Exercised	(9,425)	4.57
Forfeited	(1,531)	11.37
Outstanding at end of year	27,282	$7.88
Intrinsic value at year end	$58,000
Options exercisable at year end	27,282
Intrinsic value of options exercisable	$58,000
Weighted-average remaining contractual term (years)	2.03

The intrinsic value of options exercised was $80,000 and $380,000 for the years ended December 31, 2008 and 2007, respectively. The Corporation received cash from the exercise of options in the amount of $22,000 and $32,000 for the years ended December 31, 2008 and 2007, respectively.

The following table summarizes information about the qualified employee stock options outstanding and exercisable at December 31, 2008:

Exercise Price	Number Outstanding at 12/31/08	Weighted-Average Remaining Life
$5.53	7,330	0.15	years
6.12	10,660	1.13
11.75	9,292	4.54
$7.88	27,282	2.03	years

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be issued to Directors of the Corporation. The options were issued with an exercise price which represented market price of the stock at the date of grant. Options were granted in 2005 to new directors beginning their terms in 2005. There were no options granted since that date. The plan allows for the exercise of options to be paid for in cash or with shares already owned. At December 31, 2008 the Corporation had 38,413 shares reserved for issuance under this plan.

On May 9, 2006 the shareholders approved the 2006 Stock Option Plan for Non-Employee Directors. The Plan provides for options to purchase shares of common stock to be issued to Non-Employee Directors of the Corporation. Under this plan 20% of such options are exercisable each year for five years. Options expire on the earlier of the sixth anniversary of the date of the grant or May 15, 2012. Options were granted on June 30, 2006 to all Non-Employee Directors. At December 31, 2008 the Corporation had 11,576 shares reserved for issuance under this plan.

A summary of the status of the nonqualified stock options issued under the 2001 and 2006 Stock Option Plan for Non-Employee Directors as of December 31, 2008 is presented below:

	2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	60,318	$11.76
Exercised	(2,314)	11.66
Outstanding at end of year	58,004	$11.76
Intrinsic value at year end	$—
Options exercisable at year end	24,432
Intrinsic value of options exercisable	$—
Weighted-average remaining contractual term (years)	3.21

The Corporation received cash from the exercise of options in the amount of $27,000 and $41,000 for the years ended December 31, 2008 and 2007, respectively. The Corporation realized a tax benefit from the options exercised in the years ended December 31, 2008 and 2007 of $2,000 and $3,000, respectively.

The following table summarizes information about the nonqualified Non-Employee Director stock options outstanding and exercisable at December 31, 2008:

Exercise Price	Number Outstanding at 12/31/08	Weighted-Average Remaining Life		Number Exercisable at 12/31/08
$12.67	5,910	1.80	years	5,910
11.66	52,094	3.37		18,523
$11.76	58,004	3.21	years	24,432

Unrecognized compensation expense totaled $114,000 and will be recognized over the next 2.4 years.

Note 14. EARNINGS PER SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 2008 and 2007:

	2008	2007

Net income	$3,501,000	$4,607,000
Weighted average common shares outstanding - basic	5,574,821	5,558,182
Effect of dilutive securities - stock options	11,013	29,371
Weighted average common shares outstanding - diluted	5,585,834	5,587,553
Earnings per share:
Basic	$0.63	$0.83
Diluted	$0.63	$0.82

Stock options granting 59,341 and 56,740 shares of common stock for the years ended December 31, 2008 and 2007, respectively were not considered in computing diluted earnings per share because they were antidilutive.

Note 15. INCOME TAXES

The components of income taxes (benefit) are summarized as follows:

	Year ended December 31,
	2008	2007
Current tax expense:
Federal	$1,364,000	$1,717,000
State	449,000	522,000
	1,813,000	2,239,000

Deferred tax benefit:
Federal	(286,000)	(152,000)
State	(79,000)	(9,000)
	(365,000)	(161,000)
	$1,448,000	$2,078,000

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Year ended December 31,
	2008	2007

Federal income tax	$1,683,000	$2,273,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	245,000	338,000
Nontaxable interest income	(375,000)	(312,000)
Life insurance	(108,000)	(268,000)
Nondeductible expenses	28,000	71,000
Change in valuation reserve - federal	(7,000)	27,000
Other items, net	(18,000)	(51,000)
Effective federal income taxes	$1,448,000	$2,078,000

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,063,000	$1,780,000
Accrued reserves	27,000	75,000
Core deposit intangible amortization	—	3,000
Stock compensation	60,000	41,000
Nonaccrual loan interest	75,000	19,000
Depreciation	167,000	212,000
Contribution carry forward	206,000	87,000
State capital loss carry forward	96,000	111,000
	2,694,000	2,328,000
Valuation reserve	(111,000)	(94,000)
	2,583,000	2,234,000

Deferred tax liabilities:
Unrealized gains on securities available for sale	470,000	171,000
Other	50,000	66,000
	520,000	237,000

Net deferred tax assets	$2,063,000	$1,997,000

There were no unrecognized tax benefits during the year or at the year ending December 31, 2008 and 2007. There were no tax interest and penalties recorded in the income statement for the year ended December 31, 2008 and 2007. There were no tax interest and penalties accrued for the year ended December 31, 2008 and 2007.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Corporation is no longer subject to examination by taxing authorities for years before 2005.

Note 16. COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2008, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.6 million at fixed rates averaging 6.14%. All these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $11.1 million were extended with variable rates averaging 5.95% and $5.1 million were extended at fixed rates averaging 6.55%. All commitments were due to expire within approximately 120 days.

Additionally, at December 31, 2008, the Corporation was committed for approximately $86.9 million of unused lines of credit, consisting of $22.2 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $3.7 million relating to an unsecured overdraft protection program, and $61.0 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby and commercial letters of credit aggregated approximately $3.5 million at December 31, 2008, of which $3.4 million expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation’s base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment or performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation obtains collateral supporting those commitments for which collateral is deemed necessary.

Lease Commitments

Rental expense under long-term operating leases for branch offices amounted to approximately $980,000 and $766,000 during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter is as follows:

Year Ending December 31	Minimum Rent
2009	$863,000
2010	872,000
2011	860,000
2012	844,000
2013	815,000
Thereafter	3,200,000
$7,454,000

Contingencies

The Corporation is also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.

Note 17. DIVIDEND LIMITATION

The Corporation’s ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained net profits of the proceeding two years. At December 31, 2008, the Bank could have paid dividends totaling approximately $7.4 million. At December 31, 2008, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.

Note 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Company measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$90,023,000	$—	$90,023,000	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,230,000, with a valuation allowance of $481,000, resulting in an additional provision for loan losses of $371,000 for the year ended December 31, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,230,000	$—	$—	$4,230,000
Mortgage loans held for sale	$394,000	$—	$—	$394,000

Fair value estimates, methods and assumptions are set financial instruments. forth below, for items not previously presented, for the Corporation’s financial instruments.

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$12,814	$12,814	$11,932	$11,932
Securities held to maturity	48,856	49,150	41,189	41,508
FHLB-NY stock	2,420	N/A	1,983	N/A
Net loans	434,103	436,193	415,690	415,900
Accrued interest receivable	3,371	3,371	3,112	3,112

Financial liabilities:
Deposits	506,531	508,325	472,299	473,981
Securities sold under agreements to repurchase	15,160	15,160	17,283	17,283
Other borrowings	36,900	34,973	28,645	28,585
Subordinated debenture	7,217	7,399	7,217	7,430
Accrued interest payable	1,582	1,582	2,080	2,080

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

The carrying amount approximates fair value.

Securities held to maturity

All securities held to maturity are actively traded and have been valued using quoted market prices.

FHLB-NY stock

It is not practicable to determine the fair value of FHLB-NY stock due to restrictions placed on the transferability of the stock.

Net loans

Fair values are estimated for portfolios of loan with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment. The fair value of loans is estimated by discounting cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans.

Accrued interest receivable

The carrying amount approximates fair value.

Deposits

The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of the certificates of deposit is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect interest rate risk inherent in the certificates of deposit.

Securities sold under agreements to repurchase

The carrying value approximates fair value due to the relatively short time before maturity.

Other borrowings

The carrying amount of the borrowings which mature in one day approximates fair value. For the borrowings with a longer maturity, the fair value is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect the interest rate risk inherent in the term borrowings.

Subordinated debenture

The fair value of the subordinated debenture is based on the discounted value of the cash flows. The discounted rate is estimated using market rates which reflect the interest rate risk inherent in the debenture.

Accrued interest payable

The carrying valve approximates fair value.

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at December 31, 2008 and 2007 were not material.

Limitations

The preceding fair value estimates were made at December 31, 2008 and 2007, based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premium or discount that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgements with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgement that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2008 and 2007, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 19. PARENT COMPANY ONLY

The Corporation was formed in January, 1995, to operate its subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation’s investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition	December 31,
	2008	2007
Assets
Cash and due from banks	$131,000	$652,000
Securities available for sale	2,582,000	2,574,000
Securities held to maturity	1,992,000	1,991,000
Investment in subsidiary	44,833,000	42,658,000
Accrued interest receivable	45,000	43,000
Other assets	466,000	420,000
Total assets	$50,049,000	$48,338,000

Liabilities and Stockholders’ equity
Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	36,000	31,000
Stockholders’ equity	42,796,000	41,090,000
Total liabilities and Stockholders’ equity	$50,049,000	$48,338,000

Condensed Statements of Income	Years ended December 31,
	2008	2007
Interest income - securities available for sale	$126,000	$226,000
Interest income - securities held to maturity	110,000	13,000
Dividend income	2,100,000	2,450,000
Other income	18,000	15,000
Total income	2,354,000	2,704,000

Interest expense	466,000	487,000
Other expenses	216,000	220,000
Total expenses	682,000	707,000

Income before income tax benefit	1,672,000	1,997,000
Tax benefit	(144,000)	(153,000)
Income before equity in undistributed earnings of subsidiary	1,816,000	2,150,000
Equity in undistributed earnings of subsidiary	1,685,000	2,457,000
Net income	$3,501,000	$4,607,000

Condensed Statements of Cash Flows	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,501,000	$4,607,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,685,000)	(2,457,000)
Accretion of discounts	(1,000)	—
Increase in accrued interest receivable	(2,000)	(3,000)
Decrease (increase) in other assets	(49,000)	7,000
Increase (decrease) in other liabilities	3,000	(14,000)
Net cash provided by operating activities	1,767,000	2,140,000

Cash flows from investing activities:
Purchase of securities held to maturity	—	(1,991,000)
Purchase of securities available for sale	(998,000)	(1,562,000)
Proceeds from sales and calls on securities available for sale	1,000,000	3,500,000
Net cash provided by investing (used in) activities	2,000	(53,000)

Cash flows from financing activities:
Cash dividends paid on common stock	(1,967,000)	(1,816,000)
Payment of discount on dividend reinvestment plan	(45,000)	(43,000)
Exercise of stock options	49,000	73,000
Tax benefit of stock plans	2,000	3,000
Purchase of treasury stock	(370,000)	-
Issuance of common stock	41,000	42,000
Net cash used in investing activities	(2,290,000)	(1,741,000)

Net (decrease) increase in cash and cash equivalents	(521,000)	346,000
Cash and cash equivalents - beginning	652,000	306,000
Cash and cash equivalents - ending	$131,000	$652,000

NOTE 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2008 and 2007 (Dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2008:

Interest income	$8,657	$8,710	$8,910	$8,797	$35,074
Interest expense	3,495	3,154	3,100	3,022	12,771
Net interest income before provision for loan losses	5,162	5,556	5,810	5,775	22,303
Provision for loan losses (a)	100	260	1,175	2,050	3,585
Net interest income after provision for loan losses	5,062	5,296	4,635	3,725	18,718
Noninterest income (b)	976	1,017	894	1,330	4,217
Noninterest expenses	4,479	4,562	4,362	4,583	17,986
Income before income tax expense	1,559	1,751	1,167	472	4,949
Income tax expense	498	572	329	49	1,448
Net income	$1,061	$1,179	$838	$423	$3,501
Basic earnings per share	$0.19	$0.21	$0.15	$0.08	$0.63
Diluted earnings per share	$0.19	$0.21	$0.15	$0.08	$0.63

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007:

Interest income	$7,932	$8,117	$8,526	$8,735	$33,310
Interest expense	3,259	3,315	3,614	3,692	13,880
Net interest income before provision for loan losses	4,673	4,802	4,912	5,043	19,430
Provision for loan losses	10	180	90	250	530
Net interest income after provision for loan losses	4,663	4,622	4,822	4,793	18,900
Noninterest income (c)	996	1,506	915	997	4,414
Noninterest expense	3,995	4,182	3,873	4,579	16,629
Income before income tax expense	1,664	1,946	1,864	1,211	6,685
Income tax expense	578	492	635	373	2,078
Net income	$1,086	$1,454	$1,229	$838	$4,607
Basic earnings per share	$0.20	$0.26	$0.22	$0.15	$0.83
Diluted earnings per share	$0.19	$0.26	$0.22	$0.15	$0.82

(a)	Third Quarter and Fourth Quarter of 2008 includes increased provision for loan losses primarily related to a group of loans to one borrower.
(b)	Fourth Quarter of 2008 amount includes a gain on sale of the merchant portfolio.
(c)	Second Quarter of 2007 amount includes a gain on life insurance proceeds.

NOTE 21. SUBSEQUENT EVENTS

On January 30, 2009, the Corporation received $10 million as part of the United States Treasury Department’s Troubled Asset Relief Program — Capital Purchase Program. In exchange, the Corporation issued 10,000 Senior Preferred Shares and 127,119 warrants to purchase common stock. The senior preferred shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter. The Corporation may repay the funds provided under Troubled Asset Relief Program — Capital Purchase Program without regard to whether the Corporation has replaced such funds from any other source or to any waiting period. The warrants to purchase 127,119 in common shares have an exercise price of $11.80 per share. Until the earlier of the third anniversary of the Treasury’s investment in the Corporation’s Series A Preferred Stock or when all of the shares of Series A Preferred Stock have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c)	Changes in internal controls

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting,” in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our audit committee as of December 31, 2008 were Howard Yeaton (Chairman), Harold Dyer, John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined by the Securities and Exchange Commission. All members of our audit committee are “independent” as defined under Rule 6320A of FINRA’s listing standards.

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2008:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	85,286	$10.51	261,549
Equity compensation plans not approved by security holders	—	—	626,921
Total	85,286	$10.51	888,470

The equity compensation plans not approved by security holders are the Stock Bonus Plan and the Directors Stock Plan. The Stock Bonus Plan is intended to provide incentives which will retain highly competent key management employees of the Corporation by providing them with a bonus in the form of shares of the common stock of the Corporation. The Corporation has not granted shares under this plan since 1998. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash. The Corporation purchased 6,607 shares in the open market during 2008 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders,” in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by Accountants During Fiscal 2008 and Fiscal 2007,” in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description of Exhibits
3(i).1	Certificate of Incorporation of Stewardship Financial Corporation (1)
3(i).2	Certificate of Amendment to Certificate of Incorporation of Stewardship Financial Corporation (2)
3(i).3	Certificate of Amendment to Certificate of Incorporation of Stewardship Financial Corporation(3)
3(i).4	Certificate of Amendment to Certificate of Incorporation of Stewardship Financial Corporation(4)
3(i).5	Certificate of Amendment to Certificate of Incorporation of Stewardship Financial Corporation(5)
3(i).6	Certificate of Amendment to Certificate of Incorporation of Stewardship Financial Corporation containing the terms of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (6)
3(ii)	Bylaws of Stewardship Financial Corporation (7)
4(i)	Form of Certificate for the Series A Preferred Shares (8)
4(ii)	Warrant to Purchase up to 127,119 Shares of Common Stock (9)
10(i)	1995 Incentive Stock Option Plan (10)
10(ii)	1995 Stock Option Plan for Non-Employee Directors (11)
10(iii)	1995 Employee Stock Purchase Plan (12)
10 (iv)	Stock Bonus Plan (12)
10 (v)	Stewardship Financial Corporation Dividend Reinvestment Plan (13)
10 (vi)	Stewardship Financial Corporation Director Stock Plan (14)
10(vii)	Amended and Restated 1995 Stock Option Plan (15)
10(viii)	Amended and Restated Director Stock Plan (15)
10(ix)	Dividend Reinvestment Plan (16)
10(x)	2001 Stock Option Plan For Non-Employee Directors (17)
10(xi)	Dividend Reinvestment Plan (18)
10(xii)	2006 Stock Option Plan for Non-Employee Directors (19)
10(xiii)	Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Stewardship Financial Corporation and the Treasury (20)
10(xiv)	Form of Waiver, executed by each of Paul Van Ostenbridge, Claire M. Chadwick, Julie E. Holland and Robert C. Vliet (21)
13	Annual Report to Shareholders for the year ended December 31, 2008
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(1)	Incorporated by reference from Exhibit 3(i) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.
(2)	Incorporated by reference from Exhibit 3(ii) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed on December 10, 1996.
(3)	Incorporated by reference from Exhibit A to the Corporation’s Definitive Proxy Statement on Schedule 14A, filed on April 18, 1997.
(4)	Incorporated by reference from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A, filed on April 10, 2002.
(5)	Incorporated by reference from Exhibit D to the Corporation’s Definitive Proxy Statement on Schedule 14A, filed on April 8, 2004.
(6)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed on February 4, 2009.
(7)	Incorporated by reference to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed on December 10, 1996.
(8)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(9)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(10)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 021855, filed December 10, 1996.
(11)	Incorporated by reference from Exhibit 5(B)(10)(b) to the Corporation’s Registration Statement on Form 8-B, Registration No. 021855, filed December 10, 1996.
(12)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(13)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.
(14)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.
(15)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(16)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.
(17)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.
(18)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333133632, filed April 28, 2006.
(19)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333135462, filed June 29, 2006.
(20)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(21)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

	By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Dated: March 31, 2009		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul Van Ostenbridge	Chief Executive Officer	March 31, 2009
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 31, 2009
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Harold Dyer	Director	March 31, 2009
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 31, 2009
William Hanse

/s/ Margo Lane	Director	March 31, 2009
Margo Lane

/s/ Arie Leegwater	Director	March 31, 2009
Arie Leegwater

/s/ John L. Steen	Director	March 31, 2009
John L. Steen

/s/ Robert Turner	Secretary and Director	March 31, 2009
Robert Turner

/s/ William J. VanderEems	Director	March 31, 2009
William J. VanderEems

/s/ Abe Van Wingerden	Vice Chairman of the Board	March 31, 2009
Abe Van Wingerden

/s/ Michael Westra	Director	March 31, 2009
Michael Westra

/s/ Howard Yeaton	Director	March 31, 2009
Howard Yeaton