Form 10-Q
period 2009-03-31
STEWARDSHIP FINANCIAL CORP
filed 2009-05-15
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such fies). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of May 8, 2009 was 5,536,645.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets

Cash and due from banks	$11,669,000	$12,719,000
Other interest-earning assets	151,000	95,000
Cash and cash equivalents	11,820,000	12,814,000

Securities available for sale	106,577,000	90,023,000
Securities held to maturity; estimated fair value of $71,784,000 (2009) and
$49,150,000 (2008)	70,842,000	48,856,000
FHLB-NY stock, at cost	3,032,000	2,420,000
Loans, net of allowance for loan losses of $5,324,000 (2009) and $5,166,000 (2008)	431,467,000	434,103,000
Mortgage loans held for sale	1,968,000	394,000
Premises and equipment, net	7,331,000	7,470,000
Accrued interest receivable	3,334,000	3,371,000
Bank owned life insurance	8,682,000	8,599,000
Other assets	3,963,000	3,766,000
Total assets	$649,016,000	$611,816,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$87,376,000	$99,099,000
Interest-bearing	428,094,000	407,432,000
Total deposits	515,470,000	506,531,000

Other borrowings	50,500,000	36,900,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,162,000	15,160,000
Accrued interest payable	1,747,000	1,582,000
Accrued expenses and other liabilities	5,340,000	1,630,000
Total liabilities	595,436,000	569,020,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares
issued and outstanding at March 31, 2009. Liquidation preference of $10,000,000.	9,692,000	-
Common stock, no par value; 10,000,000 shares authorized;
5,584,713 and 5,575,095 shares issued: 5,553,645 and 5,555,095 shares
outstanding at March 31, 2009 and December 31, 2008, respectively	38,294,000	37,962,000
Treasury stock, 31,068 and 20,000 shares outstanding at March 31, 2009 and
December 31, 2008, respectively	(379,000)	(272,000)
Retained earnings	4,951,000	4,383,000
Accumulated other comprehensive income	1,022,000	723,000
Total stockholders' equity	53,580,000	42,796,000

Total liabilities and stockholders' equity	$649,016,000	$611,816,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans	$6,608,000	$7,185,000
Securities held to maturity
Taxable	441,000	204,000
Non-taxable	213,000	207,000
Securities available for sale
Taxable	1,137,000	994,000
Non-taxable	52,000	27,000
FHLB dividends	19,000	34,000
Other interest-earning assets	3,000	6,000
Total interest income	8,473,000	8,657,000

Interest expense:
Deposits	2,372,000	2,910,000
Borrowed money	503,000	585,000
Total interest expense	2,875,000	3,495,000

Net interest income before provision for loan losses	5,598,000	5,162,000
Provision for loan losses	150,000	100,000
Net interest income after provision for loan losses	5,448,000	5,062,000

Noninterest income:
Fees and service charges	396,000	295,000
Bank owned life insurance	83,000	81,000
Gain on sales of mortgage loans	11,000	55,000
Gain on calls and sales of securities	39,000	41,000
Merchant processing	118,000	369,000
Other	60,000	135,000
Total noninterest income	707,000	976,000

Noninterest expenses:
Salaries and employee benefits	2,059,000	2,016,000
Occupancy, net	472,000	449,000
Equipment	265,000	273,000
Data processing	305,000	308,000
FDIC insurance premium	170,000	73,000
Charitable contributions	171,000	162,000
Stationery and supplies	59,000	111,000
Merchant processing	108,000	325,000
Other	799,000	762,000
Total noninterest expenses	4,408,000	4,479,000

Income before income tax expense	1,747,000	1,559,000
Income tax expense	560,000	498,000
Net income	1,187,000	1,061,000
Dividends on preferred stock and accretion	92,000	-
Net income available to common stockholders	$1,095,000	$1,061,000

Basic earnings per common share	$0.20	$0.19
Diluted earnings per common share	$0.20	$0.19

Weighted average number of common shares outstanding	5,551,734	5,576,090
Weighted average number of diluted common
shares outstanding	5,557,098	5,591,517

Share data has been restated to reflect a 5% stock dividend paid November 17, 2008.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2009
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Treasury	Retained	Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$(272,000)	$4,383,000	$723,000	$42,796,000
Proceeds from issuance of preferred
stock and a warrant	9,731,000		269,000				10,000,000
Preferred stock issuance costs	(49,000)						(49,000)
Cash dividends paid on common stock	-	-	-	-	(527,000)	-	(527,000)
Payment of discount on dividend
reinvestment plan	-	-	(11,000)	-	-	-	(11,000)
Cash dividends accrued on preferred
stock	-	-	-	-	(84,000)	-	(84,000)
Common stock issued under stock plans	-	2,288	22,000	-	-	-	22,000
Stock option compensation expense	-	-	12,000	-	-	-	12,000
Stock options exercised	-	7,330	40,000	(32,000)	-	-	8,000
Repurchase of common stock	-	-	-	(75,000)	-	-	(75,000)
Accretion of discount on preferred
stock	8,000	-	-	-	(8,000)		-
Amortization of issuance costs	2,000	-	-	-	-		2,000
Comprehensive income:
Net income	-	-	-	-	1,187,000	-	1,187,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $177,000)	-	-	-	-	-	275,000	275,000
Reclassification adjustment for gains in
net income (net of taxes of $15,000)	-	-	-	-	-	24,000	24,000
Total comprehensive income							1,486,000

Balance -- March 31, 2009	$9,692,000	5,584,713	$38,294,000	$(379,000)	$4,951,000	$1,022,000	$53,580,000

	Three Months Ended March 31, 2008
						Accumulated
						Other
						Comprehensive
		Common Stock		Treasury	Retained	Gain (Loss),
	Amount	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2007	$-	5,306,828	$34,871,000	$-	$5,943,000	$276,000	$41,090,000
Cash dividends paid on common stock	-	-	-	-	(478,000)	-	(478,000)
Payment of discount on dividend
reinvestment plan	-	-	(11,000)	-	-	-	(11,000)
Common stock issued under stock plans	-	1,667	21,000	-	-	-	21,000
Stock option compensation expense	-	-	12,000	-	-	-	12,000
Stock options exercised	-	8,976	43,000	(21,000)	-	-	22,000
Comprehensive income:
Net income	-	-	-	-	1,061,000	-	1,061,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax benefit of $249,000)	-	-	-	-	-	397,000	397,000
Reclassification adjustment for gains
in net income (net taxes of $17,000)	-	-	-	-	-	24,000	24,000
Total comprehensive income							1,482,000

Balance -- March 31, 2008	$-	5,317,471	$34,936,000	$(21,000)	$6,526,000	$697,000	$42,138,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,187,000	$1,061,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	210,000	240,000
Amortization of premiums and accretion of discounts, net	123,000	30,000
Accretion of deferred loan fees	(56,000)	(59,000)
Provision for loan losses	150,000	100,000
Originations of mortgage loans held for sale	(2,948,000)	(5,642,000)
Proceeds from sale of mortgage loans	1,385,000	4,736,000
Gain on sale of loans	(11,000)	(55,000)
Gain on calls and sales of securities	(39,000)	(41,000)
Loss on sale of equipment	-	12,000
Deferred income tax benefit	(69,000)	(50,000)
Amortization of intangible assets	8,000	8,000
Nonqualified stock option expense	12,000	12,000
Amortization of stock issuance costs	2,000	-
Increase in bank owned life insurance	(83,000)	(81,000)
Decrease in accrued interest receivable	37,000	99,000
(Increase) decrease in other assets	(328,000)	86,000
Increase (decrease) in accrued interest payable	165,000	(235,000)
Increase in other liabilities	615,000	33,000
Net cash provided by operating activities	360,000	254,000

Cash flows from investing activities:
Purchase of securities available for sale	(30,248,000)	(18,442,000)
Proceeds from maturities and principal repayments on securities available for sale	2,730,000	1,746,000
Proceeds from calls and sales on securities available for sale	11,417,000	7,316,000
Purchase of securities held to maturity	(24,289,000)	(404,000)
Proceeds from maturities and principal repayments on securities held to maturity	1,018,000	412,000
Proceeds from calls on securities held to maturity	4,250,000	3,770,000
Purchase of FHLB-NY stock	(612,000)	(575,000)
Net decrease (increase) in loans	2,542,000	(5,137,000)
Additions to premises and equipment	(71,000)	(170,000)
Sale of equipment	-	4,000
Net cash used in investing activities	(33,263,000)	(11,480,000)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(11,723,000)	(6,496,000)
Net increase in interest-bearing deposits	20,662,000	10,764,000
Net increase (decrease) in securities sold under agreements to repurchase	2,000	(775,000)
Proceeds from term borrowings	6,000,000	30,000,000
Net increase (decrease) in short term borrowings	7,600,000	(16,800,000)
Payments on long term borrowings	-	(420,000)
Proceeds from issuance of preferred stock and warrants	9,951,000	-
Cash dividends paid on common stock	(527,000)	(478,000)
Payment of discount on dividend reinvestment plan	(11,000)	(11,000)
Purchase of treasury stock	(75,000)	-
Options exercised	8,000	22,000
Issuance of common stock	22,000	21,000
Net cash provided by financing activities	31,909,000	15,827,000

Net (decrease) increase in cash and cash equivalents	(994,000)	4,601,000
Cash and cash equivalents - beginning	12,814,000	11,932,000
Cash and cash equivalents - ending	$11,820,000	$16,533,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,710,000	$3,729,000
Cash paid during the period for income taxes	$-	$-
Noncash investing activities - security purchases due brokers	$3,010,000	$1,209,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Material estimates

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize probable incurred losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Adoption of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The adoption SFAS 141(R) did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS 160”), which changes the accounting and reporting for minority interests, which are now re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  The adoption of SFAS No. 160 did not have a significant impact on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”).   SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosure about objectives and strategies

Index

for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  The adoption of SFAS 161 did not have a material effect on the Corporation’s results of operations or financial position.

Recently Issued But Not Yet Effective Accounting Standards

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Corporation plans to adopt this FSP in the second quarter.  The adoption of FSP 107-1 is not expected to have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2(“FSP 115-2 / 124-2”), Recognition and presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  FSP 115-2 / 124-2 requires an entity to access whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  FSP 115-2 / 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Corporation plans to adopt this FSP in the second quarter.  The adoption of FSP 115-2 / 124-2 is not expected to have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Corporation plans to adopt this FSP in the second quarter.  The adoption of FSP 157-4 is not expected to have a material effect on the Corporation’s results of operations or financial position.

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2009
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$42,884,000	$498,000	$133,000
Obligations of state and political
subdivisions	5,722,000	47,000	76,000
Mortgage-backed securities	55,004,000	1,329,000	2,000
Other securities	2,967,000	25,000	4,000
	$106,577,000	$1,899,000	$215,000

	December 31, 2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$49,660,000	$741,000	$30,000
Obligations of state and political
subdivisions	5,820,000	6,000	190,000
Mortgage-backed securities	31,670,000	716,000	15,000
Other securities	2,873,000	-	35,000
	$90,023,000	$1,463,000	$270,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2009
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$28,753,000	$157,000	$163,000	$28,747,000
Obligations of state and political
subdivisions	23,617,000	545,000	131,000	24,031,000
Mortgage-backed securities	18,472,000	535,000	$1,000	19,006,000
	$70,842,000	$1,237,000	$295,000	$71,784,000

	December 31, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$10,290,000	$217,000	$-	$10,507,000
Obligations of state and political
subdivisions	23,048,000	110,000	301,000	22,857,000
Mortgage-backed securities	15,518,000	271,000	3,000	15,786,000
	$48,856,000	$598,000	$304,000	$49,150,000

On a quarterly basis, the Corporation makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  The Corporation considers many factors including the length of time the security has had a market value less than the cost basis; the intent

Index

and ability of the Corporation to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry.  Management considers the decline in market value of these securities to be temporary.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association ("GNMA") and government-sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Home Loan Mortgage Corporation (“FHLMC”).

Note 3.   Loans

The following table sets forth the composition of loans:

	March 31,	December 31,
	2009	2008

Mortgage
Residential	$39,690,000	$40,337,000
Commercial	229,333,000	226,183,000
Commercial	96,587,000	100,282,000
Equity	22,803,000	21,208,000
Installment	48,398,000	51,290,000
Other	385,000	356,000
Total loans	437,196,000	439,656,000

Less: Deferred loan fees	405,000	387,000
Allowance for loan losses	5,324,000	5,166,000
	5,729,000	5,553,000

Loans, net	$431,467,000	$434,103,000

Note 4.   Allowance for Loan Losses

	Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$5,166,000	$4,457,000
Provision charged to operations	150,000	100,000
Recoveries of loans charged off	87,000	18,000
Loans charged off	(79,000)	(4,000)

Balance, end of period	$5,324,000	$4,571,000

Note 5.   Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	March 31,	December 31,
	2009	2008

Impaired loans
With related allowance for loan losses	$2,981,000	$2,762,000
Without related allowance for loan losses	3,611,000	1,468,000
Total impaired loans	$6,592,000	$4,230,000

Related allowance for loan losses	$655,000	$481,000

Index

Note 6.   Fair Value

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements“, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2009
Assets:
Available for sale securities	$106,577,000	$-	$106,577,000	$-

	At December 31, 2008
Assets:
Available for sale securities	$90,023,000	$-	$90,023,000	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2009
Assets:
Impaired loans	$2,326,000	$-	$-	$2,326,000

	At December 31, 2008
Assets:
Impaired loans	$2,281,000	$-	$-	$2,281,000

Index

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,981,000 at March 31, 2009, with a valuation allowance of $655,000, resulting in an additional provision for loan losses of $174,000 for the three months ended March 31, 2009.

Note 7.   Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the average daily number of common shares outstanding during the period.  Common stock equivalents are not included in the calculation.  Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands, except per share data)

Net income	$1,187	$1,061
Dividends on preferred stock and accretion	92	-
Net income available to common stockholders	$1,095	$1,061

Weighted average shares	5,552	5,576
Effect of dilutive stock options	5	16
Total weighted average dilutive shares	5,557	5,592

Basic earnings per common share	$0.20	$0.19

Diluted earnings per common share	$0.20	$0.19

Stock options to purchase 67,295 and 54,408 average shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because they were antidilutive.   A common stock warrant to purchase 84,746 average shares of common stock was not considered in computing diluted earnings per share for the three months ended March 31, 2009 because it was antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend declared on September 16, 2008 and payable November 17, 2008.

Note 8.   Preferred Stock

On January 30, 2009, in exchange for issuing 10,000 shares of Series A Preferred Stock (the “Senior Preferred Shares”) and a warrant to purchase 127,119 shares of common stock, the Corporation received $10.0 million as part of the United States Treasury Department’s Capital Purchase Program (“CPP”).

The Senior Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Senior Preferred Shares are outstanding.

The warrant to purchase 127,119 of common shares has an exercise price of $11.80 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

Of the $10 million of proceeds, $9.7 million was allocated to the Senior Preferred Shares and $269,000 was allocated to the warrant based on their estimated relative fair values as of January 30, 2009.  The resulting discount on the Senior Preferred Shares of $269,000 is being accreted through a charge to retained earnings over an estimated five year life using an effective yield method.  The Senior Preferred Shares and warrant issued under the CPP are includable in Tier I capital for regulatory capital.

Index

The Corporation may repay the funds provided under the CPP without regard to whether the Corporation has replaced such funds from any other source or to any waiting period, subject to regulatory approval.  Until the earlier of the third anniversary of the Treasury’s investment in the Senior Preferred Shares or when all of the Senior Preferred Shares have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend.

Index

Stewardship Financial Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimated,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments.  As used in this Form 10-Q, “we” and “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by this report, contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased by $37.2 million, or 6.1%, from $611.8 million at December 31, 2008 to $649.0 million at March 31, 2009.  Securities available for sale and securities held to maturity increased $16.6 million and $22.0 million, respectively.  The overall increase in securities was primarily attributable to the initial investing and leveraging of the $10.0 million of funds received under the Capital Purchase Program principally in mortgage-backed securities.  The cash flows from the amortization of the mortgage-backed securities will be utilized to continue to fund loan growth.  Net loans decreased $2.6 million due, in part, to the sale of $2.0 million of loan participations.

Deposits totaled $515.5 million at March 31, 2009, an increase of $8.9 million, or 1.8%, from $506.5 million at December 31, 2008.  The Corporation introduced its Power Rate Checking to customers during the first quarter of 2009.  This free checking account rewards customers with a high rate of interest for meeting three simple qualifications that assist the Bank in reducing our account related expenses.  A new online business product is being rolled out in the second quarter of 2009.

Index

These products and services will allow us to continue to attract new personal and business core deposits.  A $13.6 million increase in other borrowings reflects funds utilized to accomplish the leveraging of the $10 million of CPP funds.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

General

The Corporation reported net income of $1.2 million, or $0.20 diluted earnings per common share for the three months ended March 31, 2009, compared to $1.1 million, or $0.19 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2009 was $5.6 million compared to $5.2 million recorded in the prior year period.  The increase in the current year period is primarily attributable to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended March 31, 2009 were 3.42% and 3.87%, respectively, compared to 3.23% and 3.94% for the three months ended March 31, 2008.  The  net yield on interest earning assets during the current year period reflects both a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits and borrowings.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2009 and 2008 including, (1) average assets, liabilities, and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended March 31,

	2009			2008
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$436,926	$6,619	6.14%	$424,449	$7,196	6.88%
Taxable investment securities (1)	134,749	1,597	4.81	95,002	1,232	5.26
Tax-exempt investment securities (1) (2)	28,938	390	5.47	25,698	341	5.38
Other interest-earning assets	84	3	9.66	222	6	10.96
Total interest-earning assets	600,697	8,609	5.81	545,371	8,775	6.52

Non-interest-earning assets:
Allowance for loan losses	(5,214)			(4,488)
Other assets	35,413			33,062
Total assets	$630,896			$573,945

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$167,280	$517	1.25%	$155,341	$870	2.27%
Savings deposits	40,377	58	0.58	36,398	69	0.77
Time deposits	211,891	1,797	3.44	175,882	1,971	4.54
Repurchase agreements	15,162	189	5.06	16,683	143	3.48
FHLB borrowing	46,139	230	2.02	38,958	318	3.31
Subordinated debenture	7,217	84	4.72	7,217	124	6.97
Total interest-bearing liabilities	488,066	2,875	2.39	430,479	3,495	3.29
Non-interest-bearing liabilities:
Demand deposits	88,792			97,183
Other liabilities	4,562			4,838
Stockholders' equity	49,476			41,445
Total liabilities and stockholders' equity	$630,896			$573,945

Net interest income (taxable equivalent basis)		5,734			5,280
Tax Equivalent adjustment		(136)			(118)
Net interest income		$5,598			$5,162

Net interest spread (taxable equivalent basis)			3.42%			3.23%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.87%			3.94%

_______________________

(1)    For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2) The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2009, total interest income on a tax equivalent basis decreased $166,000, or 1.9%, when compared to the three months ended March 31, 2008 primarily due to a decrease in the total yield on interest-earning assets, partially offset by an increase in the average earning assets.  The average rate earned on interest-earning assets was 5.81% for the three months ended March 31, 2009 compared to an average rate of 6.52% for the same prior year period.  The average yield on the loan portfolio decreased 74 basis points when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.  The decline in short-term interest rates during 2008 resulted in a Prime rate of 3.25% at March 31, 2009 compared to a Prime rate of 5.25% a year earlier.  The decline in short-term rates resulted in loans resetting during the past year at lower interest rates, thereby contributing to the decline in yields on earning assets.  Average interest-earning assets increased $55.3 million for the three months ended March 31, 2009 when compared to the prior year period.  The increase is primarily attributable to an increase in loans due to demand and an increase in taxable investment securities as a result of the previously mentioned leverage strategy.  Average loans increased $12.5 million to an average of $436.9 million for the three months ended March 31, 2009, from an average of $424.4 million for the comparable period in 2008.  Taxable investment securities of $134.7 million for the three months ended March 31, 2009 represent an increase of $39.7 million when compared to the same prior year period.

Interest paid on deposits and borrowed money decreased $620,000, or 17.7% for the three months ended March 31, 2009 compared to the same period for 2008.  The decline is due to a decrease in rates paid on deposits and borrowings, partially offset by an increase in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $57.6 million for the three months ended March 31, 2009 from the comparable 2008 period.  In addition to the Corporation’s expanding customer base, the increase in average interest-bearing liabilities was a result of increased borrowings to complete the leveraging of the $10 million of CPP funds.  For the three months ended March 31, 2009, the total cost for interest-bearing liabilities declined to 2.39% representing a 90 basis point decline when compared to the same prior year period.

Provision for Loan Losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio.  On an ongoing basis, management analyzes the adequacy of this allowance by considering the nature and volume of the Corporation’s loan activity, financial condition of the borrower, fair market value of the underlying collateral, and changes in general market conditions.  Additions to the allowance for loan losses are charged to operations in the appropriate period.  Actual loan losses, net of recoveries, serve to reduce the allowance.  The appropriate level of the allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates.

The loan loss provision totaled $150,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2008 the provision for loan losses was $100,000.  Nonaccrual loans increased from $4.2 million at December 31, 2008 to $6.6 million at March 31, 2009.  The allowance for loan losses related to the impaired loans increased from $481,000 at December 31, 2008 to $655,000 million at March 31, 2009.  The current period loan loss provision primarily reflects the increase in impaired loans.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.

Noninterest Income

For the three ended March 31, 2009, noninterest income was $707,000 compared to $976,000 for the prior year period.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $251,000 in noninterest income as well as a $217,000 decline in noninterest expense is reflected for the three months ended March 31, 2009. Gains on sales of mortgage loans were $11,000 for the three months ended March 31, 2009, a decrease when compared to $55,000 for the three months ended March 31, 2008.  When compared to the prior year, the three months ended March 31, 2009 reflects a decrease in mortgage activity due to the challenging real estate market.  This decrease in activity resulted in a decline in the volume of loans sold and ultimately, a decline in gains on mortgages sold.  Mortgage loan application activity increased during the first quarter of 2009 and such activity should ultimately translate into additional gain on sales of mortgage loans.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2009 was $4.4 million and $4.5 million for the comparable prior year period.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $217,000 decline in noninterest expense as well as a decline of $251,000 in noninterest income is reflected for the three months ended March 31, 2009. FDIC insurance premiums increased $97,000 for the three months

Index

ended March 31, 2009 when compared to the three months ended March 31, 2008, reflecting a general increase in the assessment of insurance as well as in increase in deposits.

Income Tax Expense

Income tax expense totaled $560,000 for the three months ended March 31, 2009 compared to an income tax expense of $498,000 for the three months ended March 31, 2008.  The effective tax rate for the three months ended March 31, 2009 was 32.1% compared to 31.9% for the three months ended March 31, 2008.

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

	March 31,	December 31,	September 30,	June 30,
	2009	2008	2008	2008

Nonaccrual loans (1)	$6,592	$4,230	$6,884	$451
Loans past due 90 days or more and accruing (2)	414	353	268	840
Total nonperforming loans	7,006	4,583	7,152	1,291

Restructured loans	2,375	1,855	-	-

Total nonperforming loans	$9,381	$6,438	$7,152	$1,291

Allowance for loan losses	$5,324	$5,166	$5,930	$4,768

Nonperforming loans to total loans	2.15%	1.46%	1.61%	0.29%
Nonperforming loans to total assets	1.45%	1.05%	1.17%	0.21%
Allowance for loan losses to total loans	1.22%	1.18%	1.34%	1.09%
Allowance for loan losses to
nonperforming loans	56.75%	80.24%	82.91%	369.33%

(1)  Generally represents loans to which the payments of principal or interest are in arrears for a period of more than 90 days.  Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period.  Interest earned thereafter is only included in income to the extent that it is received in cash.

(2)  Represents loans to which payments of principal or interest are contractually past due 90 days or more but which are currently accruing income at the contractually stated rates.  A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

The nonaccrual loans are comprised of 24 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, the increase is reflective of the current economic and real estate environment.

As of March 31, 2009, there were $17.8 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

Interest Rate Sensitivity

The Corporation’s primary exposure to market risk arises from changes in market interest rates (“interest rate risk”).  The Corporation’s profitability is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Corporation’s net interest income to adverse movements in interest rates.

The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended March 31, 2009, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 8.5%, or $2.1 million, while an immediate decrease of 200 basis points would have resulted in a decrease in net interest income of 2.5%, or $626,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the three months ended March 31, 2009.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee payment or performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.  Commitments to extend credit and standby letters of credit are not recorded on the Corporation’s consolidated balance sheet until the instrument is exercised.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At March 31, 2009, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Index

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At March 31, 2009 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at March 31, 2009.

	Required	Actual	Excess

Leverage Ratio	4.00%	9.44%	5.44%
Risk-based Capital
Tier 1	4.00%	12.52%	8.52%
Total	8.00%	13.64%	5.64%

Liquidity and Capital Resources

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

Cash and cash equivalents decreased $1.0 million during the first three months of 2009.  Net operating and financing activities provided $361,000 and $31.9 million, respectively, and investing activities used $33.3 million.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2009.

(c)	Changes in internal controls.
There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: May 15, 2009	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3(i).1	Restated Certificate of Incorporation of Stewardship Financial Corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002