Form 10-Q
period 2009-06-30
STEWARDSHIP FINANCIAL CORP
filed 2009-08-14
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐      No   ☒

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of August 11, 2009 was 5,556,211.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$11,325,000	$12,719,000
Other interest-earning assets	76,000	95,000
Cash and cash equivalents	11,401,000	12,814,000

Securities available for sale	87,728,000	90,023,000
Securities held to maturity; estimated fair value of $74,965,000 (2009) and
$49,150,000 (2008)	74,756,000	48,856,000
FHLB-NY stock, at cost	2,538,000	2,420,000
Loans, net of allowance for loan losses of $6,342,000 (2009) and $5,166,000 (2008)	433,667,000	434,103,000
Mortgage loans held for sale	6,379,000	394,000
Premises and equipment, net	7,156,000	7,470,000
Accrued interest receivable	3,197,000	3,371,000
Bank owned life insurance	8,758,000	8,599,000
Other assets	3,747,000	3,766,000
Total assets	$639,327,000	$611,816,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$99,733,000	$99,099,000
Interest-bearing	418,767,000	407,432,000
Total deposits	518,500,000	506,531,000

Other borrowings	39,300,000	36,900,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,163,000	15,160,000
Accrued interest payable	1,602,000	1,582,000
Accrued expenses and other liabilities	4,341,000	1,630,000
Total liabilities	586,123,000	569,020,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares
issued and outstanding at June 30, 2009. Liquidation preference of $10,000,000.	9,707,000	-
Common stock, no par value; 10,000,000 shares authorized;
5,584,713 and 5,575,095 shares issued: 5,553,645 and 5,555,095 shares
outstanding at June 30, 2009 and December 31, 2008, respectively	38,294,000	37,962,000
Treasury stock, 31,068 and 20,000 shares outstanding at June 30, 2009 and
December 31, 2008, respectively	(379,000)	(272,000)
Retained earnings	5,062,000	4,383,000
Accumulated other comprehensive income	520,000	723,000
Total stockholders' equity	53,204,000	42,796,000

Total liabilities and stockholders' equity	$639,327,000	$611,816,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,658,000	$7,076,000	$13,266,000	$14,261,000
Securities held to maturity
Taxable	519,000	186,000	960,000	390,000
Non-taxable	219,000	210,000	432,000	417,000
Securities available for sale
Taxable	1,066,000	1,113,000	2,203,000	2,107,000
Non-taxable	52,000	41,000	104,000	68,000
FHLB dividends	26,000	48,000	45,000	82,000
Other interest-earning assets	2,000	36,000	5,000	42,000
Total interest income	8,542,000	8,710,000	17,015,000	17,367,000

Interest expense:
Deposits	2,203,000	2,612,000	4,575,000	5,522,000
Borrowed money	519,000	542,000	1,022,000	1,127,000
Total interest expense	2,722,000	3,154,000	5,597,000	6,649,000

Net interest income before provision for loan losses	5,820,000	5,556,000	11,418,000	10,718,000
Provision for loan losses	1,025,000	260,000	1,175,000	360,000
Net interest income after provision for loan losses	4,795,000	5,296,000	10,243,000	10,358,000

Noninterest income:
Fees and service charges	474,000	402,000	870,000	697,000
Bank owned life insurance	76,000	78,000	159,000	159,000
Gain on sales of mortgage loans	73,000	54,000	84,000	109,000
Gain on calls and sales of securities	214,000	16,000	253,000	57,000
Merchant processing	-	361,000	118,000	730,000
Other	112,000	106,000	172,000	241,000
Total noninterest income	949,000	1,017,000	1,656,000	1,993,000

Noninterest expenses:
Salaries and employee benefits	2,077,000	2,094,000	4,136,000	4,110,000
Occupancy, net	473,000	428,000	945,000	877,000
Equipment	253,000	293,000	518,000	566,000
Data processing	277,000	289,000	582,000	597,000
Advertising	136,000	132,000	219,000	236,000
FDIC insurance premium	519,000	73,000	689,000	146,000
Charitable contributions	120,000	186,000	291,000	348,000
Stationery and supplies	65,000	118,000	124,000	229,000
Merchant processing	-	320,000	108,000	645,000
Other	764,000	629,000	1,480,000	1,287,000
Total noninterest expenses	4,684,000	4,562,000	9,092,000	9,041,000

Income before income tax expense	1,060,000	1,751,000	2,807,000	3,310,000
Income tax expense	280,000	572,000	840,000	1,070,000
Net income	780,000	1,179,000	1,967,000	2,240,000
Dividends on preferred stock and accretion	137,000	-	229,000	-
Net income available to common stockholders	$643,000	$1,179,000	$1,738,000	$2,240,000

Basic earnings per common share	$0.12	$0.21	$0.31	$0.40
Diluted earnings per common share	$0.12	$0.21	$0.31	$0.40

Weighted average number of common shares outstanding	5,553,645	5,580,921	5,552,694	5,574,821
Weighted average number of diluted common
shares outstanding	5,557,890	5,591,485	5,557,556	5,585,834

Share data has been restated to reflect a 5% stock dividend paid November 17, 2008.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2009
						Accumulated
						Other
	Preferred	Common Stock		Treasury	Retained	Comprehensive
	Stock	Shares	Amount	Stock	Earnings	Income (Loss)	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$(272,000)	$4,383,000	$723,000	$42,796,000
Proceeds from issuance of preferred
stock and a warrant	9,731,000		269,000				10,000,000
Preferred stock issuance costs	(48,000)						(48,000)
Cash dividends paid on common stock	-	-	-	-	(1,055,000)	-	(1,055,000)
Payment of discount on dividend
reinvestment plan	-	-	(23,000)	-	-	-	(23,000)
Cash dividends accrued on preferred
stock	-	-	-	-	(209,000)	-	(209,000)
Common stock issued under stock plans	-	2,288	22,000	-	-	-	22,000
Stock option compensation expense	-	-	24,000	-	-	-	24,000
Stock options exercised	-	7,330	40,000	(32,000)	-	-	8,000
Repurchase of common stock	-	-	-	(75,000)	-	-	(75,000)
Accretion of discount on preferred
stock	20,000	-	-	-	(20,000)		-
Amortization of issuance costs	4,000	-	-	-	(4,000)		-
Comprehensive income:
Net income	-	-	-	-	1,967,000	-	1,967,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax benefit of $188,000)	-	-	-	-	-	(297,000)	(297,000)
Reclassification adjustment for gains in
net income (net of taxes of $100,000)	-	-	-	-	-	153,000	153,000
Change in fair value of interest rate
swap (net of tax benefit of $39,000)						(59,000)	(59,000)
Total comprehensive income							1,764,000
Balance -- June 30, 2009	$9,707,000	5,584,713	$38,294,000	$(379,000)	$5,062,000	$520,000	$53,204,000

	Six Months Ended June 30, 2008
						Accumulated
						Other
	Preferred	Common Stock		Treasury	Retained	Comprehensive
	Stock	Shares	Amount	Stock	Earnings	Income (Loss)	Total

Balance -- December 31, 2007	$-	5,306,828	$34,871,000	$-	$5,943,000	$276,000	$11,525,828
Cash dividends paid on common stock	-	-	-	-	(956,000)	-	(956,000)
Payment of discount on dividend							-
reinvestment plan	-	-	(22,000)	-	-	-	-
Common stock issued under stock plans	-	1,667	21,000	-	-	-	1,667
Stock option compensation expense	-	-	24,000	-	-	-	-
Stock options exercised	-	10,078	57,000	(21,000)	-	-	(10,922)
Tax benefit on stock options exercised			1,000				-
Repurchase common stock				(131,000)			(131,000)
Comprehensive income:							-
Net income	-	-	-	-	2,240,000	-	2,240,000
Change in unrealized holding gains on							-
securities available for sale arising during							-
the period (net tax benefit of $429,000)	-	-	-	-	-	(684,000)	(684,000)
Reclassification adjustment for gains							-
in net income (net taxes of $22,000)	-	-	-	-	-	35,000	35,000
Total comprehensive income							1,591,000
Balance -- June 30, 2008	$-	5,318,573	$34,952,000	$(152,000)	$7,227,000	$(373,000)	$41,654,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Change in unrealized holding losses on
securities available for sale arising
during the period	$(937,000)	$(1,759,000)	$(485,000)	$(1,113,000)
Reclassification adjustment for gains in net income	214,000	16,000	253,000	57,000
Net unrealized losses	(723,000)	(1,743,000)	(232,000)	(1,056,000)
Tax effect	(280,000)	(673,000)	(88,000)	(407,000)
Net unrealized losses, net of tax amount	(443,000)	(1,070,000)	(144,000)	(649,000)

Change in fair value of interest rate swap	(98,000)	-	(98,000)
Tax effect	(39,000)	-	(39,000)	-
Change in fair value of interest rate swap, net of tax amount	(59,000)	-	(59,000)	-

Total other comprehensive loss	$(502,000)	$(1,070,000)	$(203,000)	$(649,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,967,000	$2,240,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	423,000	481,000
Amortization of premiums and accretion of discounts, net	305,000	60,000
Accretion of deferred loan fees	(109,000)	(133,000)
Provision for loan losses	1,175,000	360,000
Originations of mortgage loans held for sale	(15,548,000)	(11,885,000)
Proceeds from sale of mortgage loans	9,647,000	11,206,000
Gain on sales of mortgage loans	(84,000)	(109,000)
Gain on calls and sales of securities	(253,000)	(57,000)
Loss on sale of equipment	-	12,000
Deferred income tax benefit	(510,000)	(135,000)
Amortization of intangible assets	16,000	16,000
Nonqualified stock option expense	24,000	24,000
Increase in bank owned life insurance	(159,000)	(159,000)
Decrease (increase) in accrued interest receivable	173,000	(97,000)
Decrease in other assets	602,000	185,000
Increase (decrease) in accrued interest payable	20,000	(141,000)
Increase in other liabilities	260,000	1,187,000
Net cash (used in) provided by operating activities	(2,051,000)	3,055,000

Cash flows from investing activities:
Purchase of securities available for sale	(35,324,000)	(36,784,000)
Proceeds from maturities and principal repayments on securities available for sale	7,753,000	3,856,000
Proceeds from calls and sales on securities available for sale	31,854,000	13,766,000
Purchase of securities held to maturity	(37,268,000)	(854,000)
Proceeds from maturities and principal repayments on securities held to maturity	2,961,000	2,118,000
Proceeds from calls on securities held to maturity	8,465,000	4,020,000
Purchase of FHLB-NY stock	(118,000)	(622,000)
Net increase in loans	(630,000)	(18,458,000)
Additions to premises and equipment	(109,000)	(201,000)
Sale of equipment	-	4,000
Net cash used in investing activities	(22,416,000)	(33,155,000)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	634,000	(3,567,000)
Net increase in interest-bearing deposits	11,335,000	41,153,000
Net increase (decrease) in securities sold under agreements to repurchase	3,000	(1,091,000)
Proceeds from term borrowings	6,000,000	30,000,000
Net decrease in short term borrowings	(3,600,000)	(16,800,000)
Payments on long term borrowings	-	(843,000)
Proceeds from issuance of preferred stock and warrants	9,951,000	-
Cash dividends paid on common stock	(1,055,000)	(956,000)
Cash dividends paid on preferred stock	(146,000)	-
Payment of discount on dividend reinvestment plan	(23,000)	(22,000)
Purchase of treasury stock	(75,000)	(131,000)
Options exercised	8,000	36,000
Tax benefit of stock options	-	1,000
Issuance of common stock	22,000	21,000
Net cash provided by financing activities	23,054,000	47,801,000

Net (decrease) increase in cash and cash equivalents	(1,413,000)	17,701,000
Cash and cash equivalents - beginning	12,814,000	11,932,000
Cash and cash equivalents - ending	$11,401,000	$29,633,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,577,000	$6,790,000
Cash paid during the period for income taxes	$538,000	$1,144,000
Noncash investing activities - security purchases due brokers	$2,328,000	$1,687,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value.  The Corporation’s derivative consists of an interest rate swap agreement, which is used as part of its asset liability management to help manage interest rate risk related to its Subordinated Debentures.   The Corporation does not use derivatives for trading purposes.

The Corporation designated the hedge as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.

The Corporation formally documented the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking the fair value of cash flow hedge to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in fair values or cash flows of the hedged items.

Index

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that would be accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Subsequent events

Subsequent events have been evaluated through August 14, 2009 which is the date the financial statements were issued.

Adoption of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The adoption SFAS 141(R) did not have a material effect on the Corporation’s results of operations or financial position.

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

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The adoption of FSP 107-1 did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2(“FSP 115-2 / 124-2”), Recognition and presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  FSP 115-2 / 124-2 requires an entity to access whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption of FSP 115-2 / 124-2 did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  The adoption of FSP 157-4 did not have a material effect on the Corporation’s results of operations or financial position.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption SFAS 165 did not have a material effect on the Corporation’s results of operations or financial position.

Index

Recently Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”), whose objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The Corporation plans to adopt this FASB in the first quarter of 2010.  The adoption SFAS 166 is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), whose objective is to improve financial reporting by corporations involved with variable interest entities.  SFAS 167 is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The Corporation plans to adopt this FASB in the first quarter of 2010.  The adoption SFAS 167 is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  This Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, but will, instead, issue Accounting Standards Updates.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Corporation plans to adopt this FASB in the third quarter.  The adoption SFAS 168 is not expected to have a material effect on the Corporation’s results of operations or financial position.

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2009
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$25,359,000	$177,000	$109,000
Obligations of state and political
subdivisions	5,610,000	18,000	157,000
Mortgage-backed securities	53,755,000	1,041,000	31,000
Other equity investments	3,004,000	37,000	15,000
	$87,728,000	$1,273,000	$312,000

	December 31, 2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Holding Gains	Holding Losses

U.S. government-sponsored agencies	$49,660,000	$741,000	$30,000
Obligations of state and political
subdivisions	5,820,000	6,000	190,000
Mortgage-backed securities	31,670,000	716,000	15,000
Other equity investments	2,873,000	-	35,000
	$90,023,000	$1,463,000	$270,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

Index

	June 30, 2009
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$28,153,000	$143,000	$324,000	$27,972,000
Obligations of state and political
subdivisions	24,559,000	287,000	304,000	24,542,000
Mortgage-backed securities	22,044,000	479,000	72,000	22,451,000
	$74,756,000	$909,000	$700,000	$74,965,000

	December 31, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$10,290,000	$217,000	$-	$10,507,000
Obligations of state and political
subdivisions	23,048,000	110,000	301,000	22,857,000
Mortgage-backed securities	15,518,000	271,000	3,000	15,786,000
	$48,856,000	$598,000	$304,000	$49,150,000

The following table presents the amortized cost and fair value of the investment securities portfolio by contractual maturity. As issuers may have the right to call or prepay obligations with or without call or prepayment penalties, the actual  maturities may differ from contractual maturities.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	June 30, 2009
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
Within one year	$460,000	$461,000
After one year, but within five years	2,304,000	2,289,000
After five year, but within ten years	8,741,000	8,809,000
After ten years	19,535,000	19,410,000
Mortgage-backed securities	52,745,000	53,755,000
Total	$83,785,000	$84,724,000

Held to maturity
Within one year	$1,027,000	$1,028,000
After one year, but within five years	7,984,000	8,063,000
After five year, but within ten years	29,172,000	28,938,000
After ten years	14,529,000	14,485,000
Mortgage-backed securities	22,044,000	22,451,000
Total	$74,756,000	$74,965,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 200 and December 31, 2008, and if the unrealized loss was continuous for the twelve months prior to June 30 2009 and December 31, 2008.

Index

Available for Sale
June 30, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$9,237,000	$(84,000)	$1,975,000	$(25,000)	$11,212,000	$(109,000)
Obligations of state and
political subdivisions	2,986,000	(91,000)	1,040,000	(66,000)	4,026,000	(157,000)
Mortgage-backed
securities	1,971,000	(31,000)	-	-	1,971,000	(31,000)
Other equity investments	30,000	(5,000)	30,000	(10,000)	60,000	(15,000)
Total temporarily
impaired securities	$14,224,000	$(211,000)	$3,045,000	$(101,000)	$17,269,000	$(312,000)

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$7,464,000	$(30,000)	$-	$-	$7,464,000	$(30,000)
Obligations of state and
political subdivisions	4,709,000	(190,000)	-	-	4,709,000	(190,000)
Mortgage-backed
securities	1,651,000	(8,000)	438,000	(7,000)	2,089,000	(15,000)
Other equity investments	40,000	(4,000)	2,742,000	(31,000)	2,782,000	(35,000)
Total temporarily
impaired securities	$13,864,000	$(232,000)	$3,180,000	$(38,000)	$17,044,000	$(270,000)

Held to Maturity
June 30, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$13,183,000	$(323,000)	$-	$-	$13,183,000	$(323,000)
Obligations of state and
political subdivisions	9,332,000	(250,000)	586,000	(54,000)	9,918,000	(304,000)
Mortgage-backed
securities	5,420,000	(72,000)	6,000	(1,000)	5,426,000	(73,000)
Total temporarily
impaired securities	$27,935,000	$(645,000)	$592,000	$(55,000)	$28,527,000	$(700,000)

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	13,440,000	(301,000)	-	-	13,440,000	(301,000)
Mortgage-backed
securities	2,715,000	(3,000)	-	-	2,715,000	(3,000)
Total temporarily
impaired securities	$16,155,000	$(304,000)	$-	$-	$16,155,000	$(304,000)

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

Note 3.   Loans

The following table sets forth the composition of loans:

		June 30,	December 31,
		2009	2008

Mortgage
	Residential	$38,188,000	$40,337,000
	Commercial	230,400,000	226,183,000
Commercial		101,601,000	100,282,000
Equity		23,115,000	21,208,000
Installment		46,829,000	51,290,000
Other		301,000	356,000
	Total loans	440,434,000	439,656,000

Less:	Deferred loan fees	425,000	387,000
	Allowance for loan losses	6,342,000	5,166,000
		6,767,000	5,553,000

	Loans, net	$433,667,000	$434,103,000

Note 4.   Allowance for Loan Losses

	Six Months Ended June 30,
	2009	2008

Balance, beginning of period	$5,166,000	$4,457,000
Provision charged to operations	1,175,000	360,000
Recoveries of loans charged off	92,000	19,000
Loans charged off	(91,000)	(68,000)

Balance, end of period	$6,342,000	$4,768,000

Note 5.   Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	June 30,	December 31,
	2009	2008

Impaired loans
With related allowance for loan losses	$8,186,000	$2,762,000
Without related allowance for loan losses	3,347,000	1,468,000
Total impaired loans	$11,533,000	$4,230,000

Related allowance for loan losses	$1,526,000	$481,000

Index

Note 6.   Interest Rate Swap

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million as of June 30, 2009 was designated as a cash flow hedge of the Subordinated Debentures and was determined to be fully effective during the three and six months ended June 30, 2009.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedges to remain fully effective during the remaining terms of the swaps.  As of June 30, 2009, the interest rate swap is secured by investment securities with a fair value of $492,000.

Summary information about the interest-rate swap designated as a cash flow hedge as of June 30, 2009 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$ 99,000

Note 7.   Fair Value of Financial Instruments

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

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments ( Level 2 inputs).

The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Index

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2009
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$25,359,000	$-	$25,359,000	$-
Obligations of state and
political subdivisions	5,610,000	-	5,610,000	-
Mortgage-backed securities	53,755,000	-	53,755,000	-
Other securities	3,004,000	-	3,004,000	-
Total available for
sale securities	$87,728,000	$-	$87,728,000	$-

Liabilities
Interest rate swap	$99,000	$-	$99,000	$-

	At December 31, 2008
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$49,660,000	$-	$49,660,000	$-
Obligations of state and
political subdivisions	5,820,000	-	5,820,000	-
Mortgage-backed securities	31,670,000	-	31,670,000	-
Other securities	2,873,000	-	2,873,000	-
Total available for
sale securities	$90,023,000	$-	$90,023,000	$-

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2009
Assets:
Impaired loans	$6,660,000	$-	$-	$6,660,000

	At December 31, 2008
Assets:
Impaired loans	$2,281,000	$-	$-	$2,281,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,186,000 at June 30, 2009, with a valuation allowance of $1,526,000, resulting in an additional provision for loan losses of $1,045,000 for the six months ended June 30, 2009.

Fair value estimates, methods and assumptions are set forth below, for items not previously presented, for the Corporation’s financial instruments.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$11,401	$11,401	$12,814	$12,814
Securities held to maturity	74,756	74,965	48,856	49,150
FHLB-NY stock	2,538	N/A	2,420	N/A
Net loans	433,667	433,951	434,103	436,193
Accrued interest receivable	3,197	3,197	3,371	3,371

Financial liabilities:
Deposits	518,500	520,850	506,531	508,325
Securities sold under agreements
to repurchase	15,163	15,163	15,160	15,160
Other borrowings	39,300	36,383	36,900	34,973
Subordinated debenture	7,217	5,040	7,217	7,399
Accrued interest payable	1,602	1,602	1,582	1,582

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value.
Securities held to maturity – All securities held to maturity are actively traded and have been valued using quoted market prices.
FHLB-NY stock – It is not practicable to determine the fair value of FHLB-NY stock due to restrictions placed on the transferability of the stock.
Net loans – Fair values are estimated for portfolios of loan with similar financial characteristics.  Loans are segregated by type such as residential and commercial mortgages, commercial and other installment.  The fair value of loans is estimated by discounting cash flows using estimated marked discount rates which reflect the credit and interest rate risk inherent in the loans.
Accrued interest receivable – The carrying amount approximates fair value.
Deposits – The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of the certificates of deposit is based on the discounted value of cash flows.  The discount rate is estimated using marked discount rates which reflect interest rate risk inherent in the certificates of deposit.

Index

Securities sold under agreements to repurchase – The carrying value approximates fair value due to the relatively short time before maturity.
Other borrowings – The carrying amount of the borrowings which mature in one day approximates fair value.  For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows.  The discount rate is estimated using market discount rates which reflect the interest rate risk inherent in the term borrowings.
Subordinated debenture – The fair value of the subordinated debenture is based on the discounted value of cash flows.  The discount rate is estimated using market rates which reflect the interest rate risk inherent in the debenture.
Accrued interest payable – The carrying amount approximates fair value.
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at June 30, 2009 and December 31, 2008 the fair value of such commitments were not material.

The preceding fair value estimates were made at June 30, 2009 and December 31, 2008, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximates were made solely for on and off balance sheet financial instruments at June 30, 2009 and December 31, 2008, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income	$780	$1,179	$1,967	$2,240
Dividends on preferred stock and accretion	137	-	229	-
Net income available to common stockholders	$643	$1,179	$1,738	$2,240

Weighted average shares	5,554	5,581	5,553	5,575
Effect of dilutive stock options	4	10	5	12
Total weighted average dilutive shares	5,558	5,591	5,558	5,586

Basic earnings per common share	$0.12	$0.21	$0.31	$0.40

Diluted earnings per common share	$0.12	$0.21	$0.31	$0.40

Stock options to purchase 67,073 and 51,418 average shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, because they were antidilutive.   A common stock warrant to purchase 127,119 and 106,050 average shares of common stock was not considered in computing diluted earnings per share for the three and six months ended June 30, 2009, respectively, because it was antidilutive.

Index

All share and per share amounts have been restated to reflect a 5% stock dividend declared on September 16, 2008 and paid November 17, 2008.

Note 9.   Preferred Stock

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

Of the $10 million of proceeds, $9.7 million was allocated to the Senior Preferred Shares and $269,000 was allocated to the warrant based on their estimated relative fair values as of January 30, 2009.  The resulting discount on the Senior Preferred Shares of $269,000 is being accreted through a charge to retained earnings over an estimated five year life of the stock offering using an effective yield method.  The Senior Preferred Shares and warrant issued under the CPP are includable in Tier I capital for regulatory capital.

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

Financial Condition

Total assets increased $27.5 million, or 4.5%, to $639.3 million at June 30, 2009 from $611.8 million at December 31, 2008.  Securities available for sale decreased $2.3 million while securities held to maturity increased $25.9 million.  The overall increase in securities was primarily attributable to the initial investing and leveraging of the $10.0 million of funds received under the Capital Purchase Program principally in mortgage-backed securities.  The cash flows from the amortization of the mortgage-backed securities will be utilized to continue to fund loan growth.  Net loans decreased $436,000.  An increase due to new loans originated was offset by the sale of $5.9 million of loan participations, a $1.2 million increase in the allowance for loan losses and regular principal payments and payoffs.  Mortgage loans held for sale at June 30, 2009 reflected a $6.0 million increase from December 31, 2008.

Deposits totaled $518.5 million at June 30, 2009, an increase of $12.0 million, or 2.4%, from $506.5 million at December 31, 2008.  The Corporation introduced its Power Rate Checking to customers during the first quarter of 2009.  This free checking account rewards customers with a high rate of interest for meeting three simple qualifications that assist the

Index

Bank in reducing our account related expenses.  A new online business product was rolled out in the second quarter of 2009.  These products and services will allow us to continue to attract new personal and business core deposits.

Results of Operations

General

The Corporation reported net income of $780,000, or $0.12 diluted earnings per common share for the three months ended June 30, 2009, compared to $1.2 million, or $0.21 diluted earnings common per share for the comparable prior year period.  For the six months ended June 30, 2009, net income was $2.0 million, or $0.31 diluted earnings per common share.  These results compare to net income of $2.2 million, or $0.40 diluted earnings per common share for the six months ended June 30, 2008.  Results for the current year periods include an increased provision for loan losses and increased expense associated with a FDIC special assessment.

Net Interest Income

Net interest income for the three and six months ended June 30, 2009 was $5.8 million and $11.4 million, respectively, compared to $5.6 million and $10.7 million recorded in the prior year periods.  The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended June 30, 2009 were 3.45% and 3.89%, respectively, compared to 3.44% and 3.99% for the three months ended June 30, 2008.  For the six months ended June 30, 2009, the net interest rate spread and net yield on interest earning assets were 3.42% and 3.88%, respectively, compared to 3.33% and 3.95% for the six months ended June 30, 2008.  The net yield on interest earning assets during the current year periods reflect both a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits and borrowings.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2009 and 2008 including, (1) average assets, liabilities, and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended June 30,

	2009			2008
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$438,675	$6,670	6.10%	$435,060	$7,088	6.55%
Taxable investment securities (1)	146,204	1,612	4.42	102,683	1,347	5.58
Tax-exempt investment securities (1) (2)	29,520	397	5.39	27,607	367	5.35
Other interest-earning assets	96	2	8.36	6,704	36	2.16
Total interest-earning assets	614,495	8,681	5.67	572,054	8,838	6.21

Non-interest-earning assets:
Allowance for loan losses	(5,385)			(4,626)
Other assets	33,943			34,752
Total assets	$643,053			$602,180

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$182,967	$580	1.27%	$165,352	$597	1.45%
Savings deposits	42,510	56	0.53	37,199	54	0.58
Time deposits	194,692	1,567	3.23	184,594	1,961	4.27
Repurchase agreements	15,163	190	5.03	16,251	135	3.34
FHLB borrowing	49,487	253	2.05	47,033	285	2.44
Subordinated debenture	7,217	76	4.22	7,217	122	6.80
Total interest-bearing liabilities	492,036	2,722	2.22	457,646	3,154	2.77
Non-interest-bearing liabilities:
Demand deposits	92,789			97,565
Other liabilities	4,270			4,688
Stockholders' equity	53,958			42,281
Total liabilities and stockholders' equity	$643,053			$602,180

Net interest income (taxable equivalent basis)		5,959			5,684
Tax Equivalent adjustment		(139)			(128)
Net interest income		$5,820			$5,556

Net interest spread (taxable equivalent basis)			3.45%			3.44%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			3.99%
_________________________

     (1)      For purpose of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2) The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Six Months Ended June 30,

	2009			2008
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$437,806	$13,290	6.12%	$429,754	$14,284	6.68%
Taxable investment securities (1)	140,508	3,208	4.60	98,703	2,579	5.25
Tax-exempt investment securities (1) (2)	29,230	787	5.43	26,652	709	5.35
Other interest-earning assets	90	5	11.20	3,463	42	2.44
Total interest-earning assets	607,634	17,290	5.74	558,572	17,614	6.34

Non-interest-earning assets:
Allowance for loan losses	(5,300)			(4,557)
Other assets	34,514			34,046
Total assets	$636,848			$588,061

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$175,167	$1,097	1.26%	$160,346	$1,466	1.84%
Savings deposits	41,449	114	0.55	36,798	123	0.67
Time deposits	203,244	3,364	3.34	180,238	3,933	4.39
Repurchase agreements	15,162	378	5.03	16,467	279	3.41
FHLB borrowing	47,822	484	2.04	42,996	603	2.82
Subordinated debenture	7,217	160	4.47	7,217	245	6.83
Total interest-bearing liabilities	490,061	5,597	2.30	444,062	6,649	3.01
Non-interest-bearing liabilities:
Demand deposits	90,802			97,374
Other liabilities	4,255			4,762
Stockholders' equity	51,730			41,863
Total liabilities and stockholders' equity	$636,848			$588,061

Net interest income (taxable equivalent basis)		11,693			10,965
Tax Equivalent adjustment		(275)			(247)
Net interest income		$11,418			$10,718

Net interest spread (taxable equivalent basis)			3.42%			3.33%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.88%			3.95%
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

Index

For the three months ended June 30, 2009, total interest income on a tax equivalent basis decreased $157,000, or 1.8%, when compared to the three months ended June 30, 2008 primarily due to a decrease in the total yield on interest-earning assets, partially offset by an increase in the average earning assets.  Total interest income on a tax equivalent basis decreased $324,000 for the six months ended June 30, 2009, or 1.8%, compared to the same period for 2008.  Consistent with the three month period, the decrease in the current six month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average earning assets.  The average rate earned on interest-earning assets was 5.67% and 5.74% for the three and six months ended June 30, 2009, respectively, compared to an average rate of 6.21% and 6.34% for the same prior year periods.  The average yield on the loan portfolio decreased 45 and 56 basis points when comparing the three and six months ended June 30, 2009, respectively, to the three months ended June 30, 2008.  The decline in short-term interest rates during 2008 resulted in a Prime rate of 3.25% at June 30, 2009 compared to a Prime rate of 5.00% a year earlier.  The decline in short-term rates resulted in loans resetting during the past year at lower interest rates, thereby contributing to the decline in yields on earning assets.  Average interest-earning assets increased $42.4 million and $49.1 million for the three and six months ended June 30, 2009, respectively, when compared to the prior year periods.  The increase for the three months ended June 30, 2009 is primarily attributable to an increase in taxable investment securities as a result of the previously mentioned leverage strategy.  In addition to the effects of the leverage strategy, the increase for the six months ended June 30, 2009 included an increase in average loans.  Taxable investment securities of $146.2 million and $140.5 million for the three and six months ended June 30, 2009, respectively, represent increases of $43.5 million and $41.8 million when compared to the same prior year periods.  Average loans increased $8.1 million to an average of $437.8 million for the six months ended June 30, 2009, from an average of $429.8 million for the comparable period in 2008.

Interest paid on deposits and borrowed money decreased $432,000, or 13.7%, and $1.1 million, or 15.8%, for the three and six months ended June 30, 2009 compared to the same periods for 2008.  The declines are due to decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $34.4 million and $46.0 million for the three and six months ended June 30, 2009, respectively, from the comparable 2008 periods.  In addition to the Corporation’s expanding customer base, the increase in average interest-bearing liabilities was a result of increased borrowings to complete the leveraging of the $10 million of CPP funds.  For the three months ended June 30, 2009, the total cost for interest-bearing liabilities declined to 2.22% representing a 55 basis point decline when compared to the same prior year period.  Yields on deposits and borrowed money decreased 71 basis points from 3.01% for the six month period ended June 30, 2008 to 2.30% for the comparable period in 2009.

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

The loan loss provision totaled $1.0 million and $1.2 million for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2008 the provision for loan losses was $260,000 and $360,000, respectively.  Nonaccrual loans increased from $4.2 million at December 31, 2008 to $11.5 million at June 30, 2009.  The allowance for loan losses related to the impaired loans increased from $481,000 at December 31, 2008 to $1.5 million at June 30, 2009.  The current period loan loss provision primarily reflects the increase in impaired loans.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for summary of allowance for loan losses and nonperforming assets.

Noninterest Income

For the three and six months ended June 30, 2009, noninterest income was $949,000 and $1.7 million, respectively, compared to $1.0 million and $2.0 million for the prior year periods.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $361,000 in the related noninterest income line as well as a $320,000 decline in the related noninterest expense line is reflected for the three months ended June 30, 2009.  For the six months ended June 30, 2009 the declines in the related noninterest income and noninterest expense lines were $612,000 and $537,000, respectively.  When compared to the prior periods, fees and service charges increased $72,000 and $173,000 for the three and six months ended June 30, 2009, respectively.  The increase is partially due to the introduction of the new Power Rate Checking product.  In addition, the increase reflects revisions to policies for

Index

the assessment of fees as well as the changes in and additions to the current fee structure.  Gains on sales of mortgage loans were $73,000 and $84,000 for the three and six months ended June 30, 2009 reflecting an increase in mortgage activity in the current quarter reflective of lower mortgage rates.  This recent increase in activity resulted in an increase in the volume of loans sold and ultimately, an increase in gains on mortgages sold.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2009 were $4.7 million and $9.1 million, respectively.  For the comparable prior year periods, noninterest expenses were $4.6 million and $9.0 million, respectively.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $320,000 decline in the related noninterest expense line as well as a decline of $361,000 in the related noninterest income line is reflected for the three months ended June 30, 2009.  For the six months ended June 30, 2009, the declines in the related noninterest expense and noninterest income lines were $537,000 and $612,000, respectively.  Due to an increase in the FDIC insurance assessment rate as well as in increase in deposits, FDIC insurance premiums reflect the recording of an industry-wide special assessment which amounted to $300,000 for the Corporation for the three and six months ended June 30, 2009.  The assessment is payable on September 30, 2009.

Income Tax Expense

Income tax expense totaled $280,000 for the three months ended June 30, 2009 compared to an income tax expense of $572,000 for the three months ended June 30, 2008.  Income tax expense was $840,000 for the six months ended June 30, 2009 compared to $1.1 million for the six months ended June 30, 2008.  The effective tax rate for the three and six months ended June 30, 2009 was 26.4% and 29.9%, respectively, compared to 32.7% and 32.3% for the three and six months ended June 30, 2008.

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

	June 30,	March 31,	December 31,	September 30,
	2009	2009	2008	2008

Nonaccrual loans (1)	$11,533	$6,592	$4,230	$6,884
Loans past due 90 days or more and accruing (2)	-	414	353	268
Total nonperforming loans	11,533	7,006	4,583	7,152

Restructured loans	2,460	2,375	1,855	-

Total nonperforming loans	$13,993	$9,381	$6,438	$7,152

Allowance for loan losses	$6,342	$5,324	$5,166	$5,930

Nonperforming loans to total loans	3.18%	2.15%	1.46%	1.61%
Nonperforming loans to total assets	2.19%	1.45%	1.05%	1.17%
Allowance for loan losses to total loans	1.44%	1.22%	1.18%	1.34%
Allowance for loan losses to
nonperforming loans	45.32%	56.75%	80.24%	82.91%

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

Index

The nonaccrual loans are comprised of 28 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, the increase is reflective of the current economic and real estate environment.

As of June 30, 2009, there were $16.7 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended June 30, 2009, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 11.5%, or $3.1 million, while an immediate decrease of 200 basis points would have resulted in a decrease in net interest income of 2.4%, or $630,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes.  Beginning during the three months ended June 30, 2009, the Corporation entered into an interest rate swap as a cash flow hedge tied to the subordinated debentures.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for

Index

loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At June 30, 2009, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At June 30, 2009 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at June 30, 2009.

	Required	Actual	Excess

Leverage Ratio	4.00%	9.28%	5.28%
Risk-based Capital
Tier 1	4.00%	12.46%	8.46%
Total	8.00%	13.71%	5.71%

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

Cash and cash equivalents decreased $1.4 million during the first six months of 2009.  Net financing activities provided $23.2 million and operating and investing activities used $2.2 million and $22.4 million, respectively.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of June 30, 2009.

(c)	Changes in internal controls over financial reporting.
There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended June 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation held an Annual Meeting of Shareholders on May 18, 2009.  At that meeting, the Corporation’s shareholders elected three directors for a three year term that will expire in May 2012, or until their successors are duly elected and qualified.  The voting results were as follows:

	Votes for	Votes Withheld
Election of Director
Robert J. Turner	3,957,518	317,163
William J. Vander Eems	4,209,788	64,893
Paul Van Ostenbridge	4,268,780	5,902

There were no broker non-votes on any of the above matters.  The following individuals whose terms expire in either 2010 or 2011 or until their successors are duly elected and qualified, continue to serve as directors:  Harold Dyer, Abe Van Wingerden, Michael Westra, Howard R. Yeaton, William C. Hanse, Margo Lane, Arie Leegwater and John L. Steen.

The shareholders approved a non-binding advisory proposal on the compensation of the Corporation’s executive officers with 4,136,333 shares voting for, 40,876 shares voting against, and 97,472 shares abstaining.

The shareholders ratified the appointment of Crowe Horwath LLP as the Corporation’s registered public accounting firm for the fiscal year ending December 31, 2009 with 4,234,793 shares voting for, 4,105 shares voting against, and 35,784 shares abstaining.

Item 6.	Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: August 14, 2009	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Claire M. Chadwick
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