Form 10-Q
period 2009-09-30
STEWARDSHIP FINANCIAL CORP
filed 2009-11-13
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of November 12, 2009 was 5,556,211.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$13,590,000	$12,719,000
Other interest-earning assets	56,000	95,000
Cash and cash equivalents	13,646,000	12,814,000

Securities available for sale	90,460,000	90,023,000
Securities held to maturity; estimated fair value of $77,023,000 (2009) and
$49,150,000 (2008)	75,232,000	48,856,000
FHLB-NY stock, at cost	3,195,000	2,420,000
Loans, net of allowance for loan losses of $7,249,000 (2009) and $5,166,000 (2008)	443,552,000	434,103,000
Mortgage loans held for sale	1,018,000	394,000
Premises and equipment, net	7,000,000	7,470,000
Accrued interest receivable	3,142,000	3,371,000
Bank owned life insurance	8,837,000	8,599,000
Other assets	3,539,000	3,766,000
Total assets	$649,621,000	$611,816,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$90,831,000	$99,099,000
Interest-bearing	423,781,000	407,432,000
Total deposits	514,612,000	506,531,000

Other borrowings	53,900,000	36,900,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	16,019,000	15,160,000
Accrued interest payable	1,494,000	1,582,000
Accrued expenses and other liabilities	2,307,000	1,630,000
Total liabilities	595,549,000	569,020,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares
issued and outstanding at September 30, 2009. Liquidation preference of $10,000,000.	9,721,000	-
Common stock, no par value; 10,000,000 shares authorized;
5,863,949 and 5,575,095 shares issued: 5,834,022 and 5,555,095 shares
outstanding at September 30, 2009 and December 31, 2008, respectively	40,759,000	37,962,000
Treasury stock, 29,927 and 20,000 shares outstanding at September 30, 2009 and
December 31, 2008, respectively	(368,000)	(272,000)
Retained earnings	2,834,000	4,383,000
Accumulated other comprehensive income	1,126,000	723,000
Total stockholders' equity	54,072,000	42,796,000

Total liabilities and stockholders' equity	$649,621,000	$611,816,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,831,000	$7,217,000	$20,097,000	$21,478,000
Securities held to maturity
Taxable	532,000	170,000	1,492,000	560,000
Non-taxable	220,000	210,000	652,000	627,000
Securities available for sale
Taxable	934,000	1,194,000	3,137,000	3,301,000
Non-taxable	50,000	53,000	154,000	121,000
FHLB dividends	41,000	46,000	86,000	128,000
Other interest-earning assets	2,000	20,000	7,000	62,000
Total interest income	8,610,000	8,910,000	25,625,000	26,277,000

Interest expense:
Deposits	2,131,000	2,533,000	6,706,000	8,055,000
Borrowed money	503,000	567,000	1,525,000	1,694,000
Total interest expense	2,634,000	3,100,000	8,231,000	9,749,000

Net interest income before provision for loan losses	5,976,000	5,810,000	17,394,000	16,528,000
Provision for loan losses	1,200,000	1,175,000	2,375,000	1,535,000
Net interest income after provision for loan losses	4,776,000	4,635,000	15,019,000	14,993,000

Noninterest income:
Fees and service charges	492,000	370,000	1,362,000	1,067,000
Bank owned life insurance	79,000	85,000	238,000	244,000
Gain on sales of mortgage loans	188,000	47,000	272,000	156,000
Gain on calls and sales of securities	2,000	4,000	255,000	61,000
Merchant processing	-	340,000	118,000	1,070,000
Other	60,000	48,000	232,000	289,000
Total noninterest income	821,000	894,000	2,477,000	2,887,000

Noninterest expenses:
Salaries and employee benefits	2,128,000	1,968,000	6,264,000	6,078,000
Occupancy, net	453,000	477,000	1,398,000	1,354,000
Equipment	277,000	276,000	795,000	842,000
Data processing	300,000	300,000	882,000	897,000
Advertising	150,000	106,000	369,000	342,000
FDIC insurance premium	197,000	77,000	886,000	223,000
Charitable contributions	120,000	126,000	411,000	474,000
Stationery and supplies	64,000	87,000	188,000	316,000
Merchant processing	-	299,000	108,000	944,000
Other	657,000	646,000	2,137,000	1,933,000
Total noninterest expenses	4,346,000	4,362,000	13,438,000	13,403,000

Income before income tax expense	1,251,000	1,167,000	4,058,000	4,477,000
Income tax expense	358,000	329,000	1,198,000	1,399,000
Net income	893,000	838,000	2,860,000	3,078,000
Dividends on preferred stock and accretion	138,000	-	367,000	-
Net income available to common stockholders	$755,000	$838,000	$2,493,000	$3,078,000

Basic earnings per common share	$0.13	$0.14	$0.43	$0.53
Diluted earnings per common share	$0.13	$0.14	$0.43	$0.52

Weighted average number of common shares outstanding	5,833,787	5,852,681	5,831,494	5,855,836
Weighted average number of diluted common
shares outstanding	5,837,797	5,863,105	5,836,225	5,869,088

Share data has been restated to reflect a 5% stock dividend paid November 17, 2008 and a 5% stock dividend delared on
September 15, 2009 and payable on November 16, 2009.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2009
						Accumulated
						Other
	Preferred	Common Stock		Treasury	Retained	Comprehensive
	Stock	Shares	Amount	Stock	Earnings	Income (Loss)	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$(272,000)	$4,383,000	$723,000	$42,796,000
Proceeds from issuance of preferred
stock and a warrant	9,731,000	-	269,000	-	-	-	10,000,000
Preferred stock issuance costs	(48,000)	-	-	-	-	-	(48,000)
Cash dividends paid on common stock	-	-	-	-	(1,583,000)	-	(1,583,000)
5% stock dividend (declared on September 15,
2009 and payable November 16, 2009)		279,236	2,465,000	(12,000)	(2,453,000)	-	-
Payment of discount on dividend
reinvestment plan (DRP)	-	-	(35,000)	-	-	-	(35,000)
Cash dividends accrued on preferred stock	-	-	-	-	(335,000)	-	(335,000)
Common stock issued under stock plans	-	2,288	22,000	23,000	-	-	45,000
Stock option compensation expense	-	-	36,000	-	-	-	36,000
Stock options exercised	-	7,330	40,000	(32,000)	-	-	8,000
Repurchase of common stock	-	-	-	(75,000)	-	-	(75,000)
Accretion of discount on preferred stock	32,000	-	-	-	(32,000)	-	-
Amortization of issuance costs	6,000	-	-	-	(6,000)	-	-
Comprehensive income:
Net income	-	-	-	-	2,860,000	-	2,860,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $295,000)	-	-	-	-	-	463,000	463,000
Reclassification adjustment for gains in
net income (net of taxes of $101,000)	-	-	-	-	-	154,000	154,000
Change in fair value of interest rate
swap (net of tax benefit of $142,000)	-	-	-	-	-	(214,000)	(214,000)
Total comprehensive income							3,263,000

Balance -- September 30, 2009	$9,721,000	5,863,949	$40,759,000	$(368,000)	$2,834,000	$1,126,000	$54,072,000

	Nine Months Ended September 30, 2008
						Accumulated
						Other
	Preferred	Common Stock		Treasury	Retained	Comprehensive
	Stock	Shares	Amount	Stock	Earnings	Income (Loss)	Total

Balance -- December 31, 2007	$-	5,306,828	$34,871,000	$-	$5,943,000	$276,000	$41,090,000
Cash dividends paid on common stock	-	-	-	-	(1,460,000)	-	(1,460,000)
5% stock dividend (declared on September 16,
2008 and payable November 17, 2008)	-	265,984	3,319,000	(6,000)	(3,313,000)	-	-
Payment of discount on DRP	-	-	(34,000)	-	-	-	(34,000)
Common stock issued under stock plans	-	1,667	21,000	20,000	-	-	41,000
Stock option compensation expense	-	-	36,000	-	-	-	36,000
Stock options exercised	-	11,180	70,000	(21,000)	-	-	49,000
Tax benefit on stock options exercised	-	-	2,000	-	-	-	2,000
Repurchase common stock				(131,000)			(131,000)
Comprehensive income:
Net income	-	-	-	-	3,078,000	-	3,078,000
Change in unrealized holding losses on
securities available for sale arising during
the period (net tax benefit of $597,000)	-	-	-	-	-	(949,000)	(949,000)
Reclassification adjustment for gains
in net income (net taxes of $24,000)	-	-	-	-	-	37,000	37,000
Total comprehensive income							2,166,000

Balance -- September 30, 2008	$-	5,585,659	$38,285,000	$(138,000)	$4,248,000	$(636,000)	$41,654,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Change in unrealized holding gains (losses)
on securities available for sale arising
during the period	$1,247,000	$(423,000)	$1,268,000	$(1,422,000)
Reclassification adjustment for gains in net income	2,000	4,000	255,000	61,000
Net unrealized gains (losses)	1,245,000	(427,000)	1,013,000	(1,483,000)
Tax effect	484,000	(164,000)	396,000	(571,000)
Net unrealized gains (losses), net of tax amount	761,000	(263,000)	617,000	(912,000)

Change in fair value of interest rate swap	(258,000)	-	(356,000)
Tax effect	(103,000)	-	(142,000)	-
Change in fair value of interest rate swap, net of tax amount	(155,000)	-	(214,000)	-

Total other comprehensive income (loss)	$606,000	$(263,000)	$403,000	$(912,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,860,000	$3,078,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	631,000	696,000
Amortization of premiums and accretion of discounts, net	456,000	89,000
Accretion of deferred loan fees	(151,000)	(216,000)
Provision for loan losses	2,375,000	1,535,000
Originations of mortgage loans held for sale	(33,778,000)	(15,869,000)
Proceeds from sale of mortgage loans	33,426,000	16,414,000
Gain on sales of mortgage loans	(272,000)	(156,000)
Gain on calls and sales of securities	(255,000)	(61,000)
Loss on sale of equipment	-	12,000
Deferred income tax benefit	(903,000)	(639,000)
Amortization of intangible assets	24,000	24,000
Nonqualified stock option expense	36,000	36,000
Increase in bank owned life insurance	(238,000)	(244,000)
Decrease (increase) in accrued interest receivable	229,000	(129,000)
Decrease in other assets	711,000	259,000
Decrease in accrued interest payable	(88,000)	(615,000)
Increase (decrease) in other liabilities	400,000	(465,000)
Net cash provided by operating activities	5,463,000	3,749,000

Cash flows from investing activities:
Purchase of securities available for sale	(46,067,000)	(41,754,000)
Proceeds from maturities and principal repayments on securities available for sale	11,796,000	5,973,000
Proceeds from calls and sales on securities available for sale	34,854,000	16,197,000
Purchase of securities held to maturity	(40,703,000)	(1,798,000)
Proceeds from maturities and principal repayments on securities held to maturity	4,953,000	3,191,000
Proceeds from calls on securities held to maturity	9,165,000	4,520,000
Purchase of FHLB-NY stock	(775,000)	(873,000)
Net increase in loans	(11,673,000)	(22,592,000)
Additions to premises and equipment	(161,000)	(282,000)
Sale of equipment	-	4,000
Net cash used in investing activities	(38,611,000)	(37,414,000)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(8,268,000)	(5,189,000)
Net increase in interest-bearing deposits	16,349,000	25,000,000
Net increase (decrease) in securities sold under agreements to repurchase	859,000	(986,000)
Proceeds from term borrowings	6,000,000	65,000,000
Net increase (decrease) in short term borrowings	11,000,000	(10,800,000)
Payments on long term borrowings	-	(36,270,000)
Proceeds from issuance of preferred stock and warrants	9,951,000	-
Cash dividends paid on common stock	(1,583,000)	(1,460,000)
Cash dividends paid on preferred stock	(271,000)	-
Payment of discount on dividend reinvestment plan	(35,000)	(34,000)
Purchase of treasury stock	(75,000)	(131,000)
Options exercised	8,000	49,000
Tax benefit of stock options	-	2,000
Issuance of common stock	45,000	41,000
Net cash provided by financing activities	33,980,000	35,222,000

Net increase in cash and cash equivalents	832,000	1,557,000
Cash and cash equivalents - beginning	12,814,000	11,932,000
Cash and cash equivalents - ending	$13,646,000	$13,489,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,319,000	$10,364,000
Cash paid during the period for income taxes	$1,134,000	$1,814,000
Noncash investing activities - security purchases due brokers	$-	$1,890,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value.  The Corporation’s derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its Subordinated Debentures.   The Corporation does not use derivatives for trading purposes.

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

Subsequent events

Subsequent events have been evaluated through November 13, 2009 which is the date the financial statements were issued.

Adoption of New Accounting Standards

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”.  This Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, but will, instead, issue Accounting Standards Updates.  The adoption of SFAS 168 did not have a material effect on the Corporation’s results of operations or financial position.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, which was codified into ASC 855-10.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was codified into ASC 820-10.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance also requires increased disclosures.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, Recognition and presentation of Other-Than-Temporary Impairments, which were codified into ASC 320-10-65.  This guidance amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  This guidance requires an entity to access whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were codified into ASC 825-10.  This guidance amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which was codified into ASC 815-10.  This guidance amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities.  This guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which was codified into ASC 810-10-65-1.  This guidance changes the accounting and reporting for minority interests, which are now re-characterized as noncontrolling interests and classified as a component

Index

of equity within the consolidated balance sheet.  The adoption did not have a significant impact on the Corporation’s results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations”, which was codified into ASC 805.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

Recently Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), whose objective is to improve financial reporting by corporations involved with variable interest entities.  This standard has not yet been incorporated into the Codification.  SFAS 167 is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The Corporation plans to adopt this FASB in the first quarter of 2010.  The adoption SFAS 167 is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”), whose objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This standard has not yet been incorporated into the Codification.  SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The Corporation plans to adopt this FASB in the first quarter of 2010.  The adoption SFAS 166 is not expected to have a material effect on the Corporation’s results of operations or financial position.

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2009
		Gross	Gross
	Amoritzed	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$25,490,000	$237,000	$27,000	$25,700,000
Obligations of state and political
subdivisions	5,286,000	175,000	-	5,461,000
Mortgage-backed securities	54,458,000	1,758,000	9,000	56,207,000
Other equity investments	3,020,000	85,000	13,000	3,092,000
	$88,254,000	$2,255,000	$49,000	$90,460,000

	December 31, 2008
		Gross	Gross
	Amoritzed	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$48,949,000	$741,000	$30,000	$49,660,000
Obligations of state and political
subdivisions	6,004,000	6,000	190,000	5,820,000
Mortgage-backed securities	30,969,000	716,000	15,000	31,670,000
Other equity investments	2,908,000	-	35,000	2,873,000
	$88,830,000	$1,463,000	$270,000	$90,023,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	September 30, 2009
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$27,437,000	$199,000	$189,000	$27,447,000
Obligations of state and political
subdivisions	25,329,000	1,060,000	42,000	26,347,000
Mortgage-backed securities	22,466,000	771,000	8,000	23,229,000
	$75,232,000	$2,030,000	$239,000	$77,023,000

	December 31, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Value	Holding Gains	Holding Losses	Value

U.S. government-sponsored agencies	$10,290,000	$217,000	$-	$10,507,000
Obligations of state and political
subdivisions	23,048,000	110,000	301,000	22,857,000
Mortgage-backed securities	15,518,000	271,000	3,000	15,786,000
	$48,856,000	$598,000	$304,000	$49,150,000

Index

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

	September 30, 2009
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
Within one year	$-	$-
After one year, but within five years	5,504,000	5,528,000
After five years, but within ten years	8,337,000	8,561,000
After ten years	16,935,000	17,072,000
Mortgage-backed securities	54,458,000	56,207,000
Total	$85,234,000	$87,368,000

Held to maturity
Within one year	$1,020,000	$1,029,000
After one year, but within five years	10,665,000	10,937,000
After five years, but within ten years	27,267,000	27,757,000
After ten years	13,814,000	14,071,000
Mortgage-backed securities	22,466,000	23,229,000
Total	$75,232,000	$77,023,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2009 and December 31, 2008, and if the unrealized loss was continuous for the twelve months prior to September 30, 2009 and December 31, 2008.

Index

Available for Sale
September 30, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Holding Losses	Value	Holding Losses	Value	Holding Losses

U.S. government-
sponsored agencies	$4,486,000	$(14,000)	$1,987,000	$(13,000)	$6,473,000	$(27,000)
Obligations of state and
political subdivisions	-	-	450,000	-	450,000	-
Mortgage-backed
securities	966,000	(9,000)	-	-	966,000	(9,000)
Other equity investments	31,000	(4,000)	31,000	(9,000)	62,000	(13,000)
Total temporarily
impaired securities	$5,483,000	$(27,000)	$2,468,000	$(22,000)	$7,951,000	$(49,000)

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Holding Losses	Value	Holding Losses	Value	Holding Losses

U.S. government-
sponsored agencies	$7,464,000	$(30,000)	$-	$-	$7,464,000	$(30,000)
Obligations of state and
political subdivisions	4,709,000	(190,000)	-	-	4,709,000	(190,000)
Mortgage-backed
securities	1,651,000	(8,000)	438,000	(7,000)	2,089,000	(15,000)
Other equity investments	40,000	(4,000)	2,742,000	(31,000)	2,782,000	(35,000)
Total temporarily
impaired securities	$13,864,000	$(232,000)	$3,180,000	$(38,000)	$17,044,000	$(270,000)

Held to Maturity
September 30, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Holding Losses	Value	Holding Losses	Value	Holding Losses

U.S. government-
sponsored agencies	$10,510,000	$(189,000)	$-	$-	$10,510,000	$(189,000)
Obligations of state and
political subdivisions	1,590,000	(33,000)	408,000	(9,000)	1,998,000	(42,000)
Mortgage-backed
securities	1,987,000	(8,000)	6,000	-	1,993,000	(8,000)
Total temporarily
impaired securities	$14,087,000	$(230,000)	$414,000	$(9,000)	$14,501,000	$(239,000)

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Holding Losses	Value	Holding Losses	Value	Holding Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	13,440,000	(301,000)	-	-	13,440,000	(301,000)
Mortgage-backed
securities	2,715,000	(3,000)	-	-	2,715,000	(3,000)
Total temporarily
impaired securities	$16,155,000	$(304,000)	$-	$-	$16,155,000	$(304,000)

Index

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by applying the appropriate OTTI model.  Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under generally accepted accounting principles (“GAAP”).

In determining OTTI under GAAP, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

At September 30, 2009 there were two U. S. government sponsored agency securities and two fixed rate municipal obligation securities in a continuous loss position for 12 months or longer. The market value, and therefore the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Corporation’s belief that the declines are temporary.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Note 3.   Loans

The following table sets forth the composition of loans:

	September 30,	December 31,
	2009	2008

Mortgage
Residential	$38,220,000	$40,337,000
Commercial	241,358,000	226,183,000
Commercial	105,424,000	100,282,000
Home Equity	22,529,000	21,208,000
Installment	43,449,000	51,290,000
Other	262,000	356,000
Total loans	451,242,000	439,656,000

Less: Deferred loan fees	441,000	387,000
Allowance for loan losses	7,249,000	5,166,000
	7,690,000	5,553,000

Loans, net	$443,552,000	$434,103,000

Index

Note 4.   Allowance for Loan Losses

	Nine Months Ended September 30,
	2009	2008

Balance, beginning of period	$5,166,000	$4,457,000
Provision charged to operations	2,375,000	1,535,000
Recoveries of loans charged off	97,000	21,000
Loans charged off	(389,000)	(83,000)

Balance, end of period	$7,249,000	$5,930,000

Note 5.   Loan Impairment

The Corporation has defined the population of impaired loans to include all nonaccrual loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	September 30,	December 31,
	2009	2008

Impaired loans
With related allowance for loan losses	$11,378,000	$2,762,000
Without related allowance for loan losses	3,158,000	1,468,000
Total impaired loans	$14,536,000	$4,230,000

Related allowance for loan losses	$2,436,000	$481,000

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

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million as of September 30, 2009 was designated as a cash flow hedge of the Subordinated Debentures and was determined to be fully effective during the three and nine months ended September 30, 2009.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining terms of the swap.  As of September 30, 2009, the interest rate swap is secured by investment securities with a fair value of $502,000.

Summary information about the interest-rate swap designated as a cash flow hedge as of September 30, 2009 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$356,000

Index

As of September 30, 2009, the Corporation had the following outstanding interest rate swap:

	Fair Value of Derivative Instruments

	Liability Derivatives
	Balance
	Sheet	Fair
	Location	Value

Derivatives designated as hedging instruments:
Cash flow hedge	Other Liabilities	$356,000

The Effect of Derivative Instruments on the Consolidated Income Statement
for the nine months ended September 30, 2009

Amount of Loss,
net of taxes,
Recognized in OCI
on Derivative
Cash Flow Hedging Relationship	(Effective Portion)

Cash flow hedge	$214,000

Note 7.   Fair Value of Financial Instruments

ASC 820-10 (formerly Statement of Financial Accounting Standard No. 157, “Fair Value Measurements“), establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs).

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2009
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$25,700,000	$-	$25,700,000	$-
Obligations of state and
political subdivisions	5,461,000	-	5,461,000	-
Mortgage-backed securities	56,207,000	-	56,207,000	-
Other equity investments	3,092,000	-	3,092,000	-
Total available for
sale securities	$90,460,000	$-	$90,460,000	$-

Liabilities:
Interest rate swap	$356,000	$-	$356,000	$-

	At December 31, 2008
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$49,660,000	$-	$49,660,000	$-
Obligations of state and
political subdivisions	5,820,000	-	5,820,000	-
Mortgage-backed securities	31,670,000	-	31,670,000	-
Other equity investments	2,873,000	-	2,873,000	-
Total available for
sale securities	$90,023,000	$-	$90,023,000	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2009
Assets:
Impaired loans	$8,942,000	$-	$-	$8,942,000

	At December 31, 2008
Assets:
Impaired loans	$2,281,000	$-	$-	$2,281,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,378,000 at September 30, 2009, with a valuation allowance of $2,436,000, resulting in an additional provision for loan losses of $1,955,000 for the nine months ended September 30, 2009.

Index

Fair value estimates, methods and assumptions are set forth below, for items not previously presented, for the Corporation’s financial instruments.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,646	$13,646	$12,814	$12,814
Securities held to maturity	75,232	77,023	48,856	49,150
FHLB-NY stock	3,195	N/A	2,420	N/A
Net loans	443,552	444,827	434,103	436,193
Accrued interest receivable	3,142	3,142	3,371	3,371

Financial liabilities:
Deposits	514,612	516,273	506,531	508,325
Securities sold under agreements
to repurchase	16,019	16,019	15,160	15,160
Other borrowings	53,900	51,680	36,900	34,973
Subordinated debenture	7,217	5,259	7,217	7,399
Accrued interest payable	1,494	1,494	1,582	1,582
Interest rate swap	-	356	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value.
Securities held to maturity – Fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, live trading levels and credit information among other items.
FHLB-NY stock – It is not practicable to determine the fair value of FHLB-NY stock due to restrictions placed on the transferability of the stock.
Net loans – Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as residential and commercial mortgages, commercial and other installment.  The fair value of loans is estimated by discounting cash flows using estimated marked discount rates which reflect the credit and interest rate risk inherent in the loans.
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
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at September 30, 2009 and December 31, 2008 the fair value of such commitments were not material.

The preceding fair value estimates were made at September 30, 2009 and December 31, 2008, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair

Index

value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximates were made solely for on and off balance sheet financial instruments at September 30, 2009 and December 31, 2008, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income	$893	$838	$2,860	$3,078
Dividends on preferred stock and accretion	138	-	367	-
Net income available to common stockholders	$755	$838	$2,493	$3,078

Weighted average shares	5,834	5,853	5,831	5,856
Effect of dilutive stock options	4	10	5	12
Total weighted average dilutive shares	5,838	5,863	5,836	5,869

Basic earnings per common share	$0.13	$0.14	$0.43	$0.53

Diluted earnings per common share	$0.13	$0.14	$0.43	$0.52

Stock options to purchase 69,698 and 62,119 average shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively, because they were antidilutive.  Stock options to purchase 70,317 and 56,575 average shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively, because they were antidilutive.   A common stock warrant to purchase 133,475 and 118,807 average shares of common stock was not considered in computing diluted earnings per share for the three and nine months ended September 30, 2009, respectively, because it was antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend declared on September 16, 2008 and paid November 17, 2008, and a 5% stock dividend declared on September 15, 2009 and payable on November 16, 2009.

Note 9.   Preferred Stock

On January 30, 2009, in exchange for issuing 10,000 shares of Series A Preferred Stock (the “Senior Preferred Shares”) and a warrant to purchase 133,475 shares of common stock, the Corporation received $10.0 million as part of the United States Treasury Department’s Capital Purchase Program (“CPP”).

The Senior Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Senior Preferred Shares are outstanding.

The warrant to purchase 133,475 of common shares has an exercise price of $11.24 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

Index

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

Financial Condition

Total assets increased $37.8 million, or 6.2%, to $649.6 million at September 30, 2009 from $611.8 million at December 31, 2008.  Securities available for sale increased $437,000 and securities held to maturity increased $26.4 million.  The overall increase in securities was primarily attributable to the initial investing and leveraging of the $10.0 million of funds received under the Capital Purchase Program principally in mortgage-backed securities.  The cash flows from the amortization of the mortgage-backed securities will be utilized to continue to fund loan growth.  Net loans increased $9.4 million.  An increase due to new loans originated was offset by the sale of $5.9 million of loan participations, a $2.1 million increase in the allowance for loan losses and regular principal payments and payoffs.

Deposits totaled $514.6 million at September 30, 2009, an increase of $8.1 million, or 1.6%, from $506.5 million at December 31, 2008.  The Corporation introduced its Power Rate Checking to customers during the first quarter of 2009.  This free checking account rewards customers with a high rate of interest for meeting three simple qualifications that

Index

assist the Bank in reducing our account related expenses.  A new online business product was rolled out in the second quarter of 2009.  These products and services will allow us to continue to attract new personal and business core deposits.

Other borrowings were $53.9 million at September 30, 2009 compared with $36.9 million at December 31, 2008.  The increase in borrowings provided the necessary funding to support the growth in assets, including the above noted leveraging strategy.

Results of Operations

General

The Corporation reported net income of $893,000, or $0.13 diluted earnings per common share for the three months ended September 30, 2009, compared to $838,000, or $0.14 diluted earnings common per share for the comparable prior year period.  For the nine months ended September 30, 2009, net income was $2.9 million, or $0.43 diluted earnings per common share.  These results compare to net income of $3.1 million, or $0.52 diluted earnings per common share for the nine months ended September 30, 2008.  Results for the current nine month period includes an increased provision for loan losses and increased expense associated with a FDIC special assessment.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2009 was $6.0 million and $17.4 million, respectively, compared to $5.8 million and $16.5 million recorded in the prior year periods.  The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended September 30, 2009 were 3.47% and 3.92%, respectively, compared to 3.53% and 4.04% for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, the net interest rate spread and net yield on interest earning assets were 3.44% and 3.89%, respectively, compared to 3.40% and 3.98% for the nine months ended September 30, 2008.  The net yield on interest earning assets during the current year periods reflect both a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits and borrowings.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2009 and 2008 including, (1) average assets, liabilities, and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended September 30,

	2009			2008
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$451,396	$6,842	6.01%	$447,028	$7,229	6.43%
Taxable investment securities (1)	136,875	1,507	4.37	106,452	1,411	5.27
Tax-exempt investment securities (1) (2)	30,295	398	5.21	28,737	383	5.33
Other interest-earning assets	124	2	6.40	2,998	20	2.65
Total interest-earning assets	618,690	8,749	5.61	585,215	9,043	6.15

Non-interest-earning assets:
Allowance for loan losses	(6,734)			(4,832)
Other assets	33,393			34,959
Total assets	$645,349			$615,342

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$198,585	$678	1.35%	$169,545	$636	1.49%
Savings deposits	42,489	46	0.43	38,158	57	0.59
Time deposits	183,118	1,407	3.05	187,083	1,841	3.91
Repurchase agreements	15,509	189	4.83	16,241	135	3.31
FHLB borrowing	42,458	249	2.33	52,590	314	2.38
Subordinated debenture	7,217	65	3.57	7,217	117	6.45
Total interest-bearing liabilities	489,376	2,634	2.14	470,834	3,100	2.62
Non-interest-bearing liabilities:
Demand deposits	96,008			98,358
Other liabilities	6,400			4,147
Stockholders' equity	53,565			42,003
Total liabilities and stockholders' equity	$645,349			$615,342

Net interest income (taxable equivalent basis)		6,115			5,943
Tax Equivalent adjustment		(139)			(133)
Net interest income		$5,976			$5,810

Net interest spread (taxable equivalent basis)			3.47%			3.53%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.92%			4.04%
_____________________

(1) For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2) The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Nine Months Ended September 30,

	2009			2008
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$442,385	$20,133	6.08%	$435,554	$21,513	6.60%
Taxable investment securities (1)	139,284	4,715	4.52	101,304	3,990	5.26
Tax-exempt investment securities (1) (2)	29,589	1,184	5.35	27,353	1,091	5.32
Other interest-earning assets	101	7	9.27	3,307	62	2.50
Total interest-earning assets	611,359	26,039	5.69	567,518	26,656	6.27

Non-interest-earning assets:
Allowance for loan losses	(5,783)			(4,649)
Other assets	34,050			34,397
Total assets	$639,626			$597,266

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$183,059	$1,775	1.30%	$163,435	$2,102	1.72%
Savings deposits	41,799	159	0.51	38,394	180	0.63
Time deposits	196,462	4,772	3.25	181,398	5,773	4.25
Repurchase agreements	15,279	567	4.96	16,391	414	3.37
FHLB borrowing	46,014	733	2.13	46,217	917	2.65
Subordinated debenture	7,217	225	4.17	7,217	363	6.72
Total interest-bearing liabilities	489,830	8,231	2.25	453,052	9,749	2.87
Non-interest-bearing liabilities:
Demand deposits	92,556			97,704
Other liabilities	4,892			4,600
Stockholders' equity	52,348			41,910
Total liabilities and stockholders' equity	$639,626			$597,266

Net interest income (taxable equivalent basis)		17,808			16,907
Tax Equivalent adjustment		(414)			(379)
Net interest income		$17,394			$16,528

Net interest spread (taxable equivalent basis)			3.44%			3.40%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			3.98%
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

Index

For the three months ended September 30, 2009, total interest income on a tax equivalent basis decreased $294,000, or 3.3%, when compared to the three months ended September 30, 2008 primarily due to a decrease in the total yield on interest-earning assets, partially offset by an increase in the average earning assets.  Total interest income on a tax equivalent basis decreased $617,000 for the nine months ended September 30, 2009, or 2.3%, compared to the same period for 2008.  Consistent with the three month period, the decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average earning assets.  The average rate earned on interest-earning assets was 5.61% and 5.69% for the three and nine months ended September 30, 2009, respectively, compared to an average rate of 6.15% and 6.27% for the same prior year periods.  The average yield on the loan portfolio decreased 42 and 52 basis points when comparing the three and nine months ended September 30, 2009, respectively, to the three and nine months ended September 30, 2008.  The decline in short-term interest rates during 2008 resulted in a Prime rate of 3.25% at September 30, 2009 compared to a Prime rate of 5.00% a year earlier.  The decline in short-term rates resulted in loans resetting during the past year at lower interest rates, thereby contributing to the decline in yields on earning assets.  Average interest-earning assets increased $33.5 million and $43.8 million for the three and nine months ended September 30, 2009, respectively, when compared to the prior year periods.  The increase for both the three and nine months ended September 30, 2009 is primarily attributable to an increase in taxable investment securities as a result of the previously mentioned leverage strategy.  In addition to the effects of the leverage strategy, the current year periods also included an increase in average loans.  Taxable investment securities of $136.9 million and $139.3 million for the three and nine months ended September 30, 2009, respectively, represent increases of $30.4 million and $38.0 million when compared to the same prior year periods.  Average loans increased $4.4 million and $6.8 million to an average of $451.4 million and $442.4 million for the three and nine months ended September 30, 2009, respectively, from averages of $447.0 million and $435.6 million for the comparable periods in 2008.

Interest paid on deposits and borrowed money decreased $466,000, or 15.07%, and $1.5 million, or 15.6%, for the three and nine months ended September 30, 2009 compared to the same periods for 2008.  The declines are due to decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $18.5 million and $36.8 million for the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods.  In addition to the Corporation’s expanding customer base, the increase in average interest-bearing liabilities was a result of increased borrowings to complete the leveraging of the $10 million of CPP funds.  For the three months ended September 30, 2009, the total cost for interest-bearing liabilities declined to 2.14% representing a 48 basis point decline when compared to the same prior year period.  Yields on deposits and borrowed money decreased 62 basis points from 2.87% for the nine month period ended September 30, 2008 to 2.25% for the comparable period in 2009.

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

The loan loss provision totaled $1.2 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008 the provision for loan losses was $1.2 million and $1.5 million, respectively.  Nonaccrual loans increased from $4.2 million at December 31, 2008 to $14.5 million at September 30, 2009.  The allowance for loan losses related to the impaired loans increased from $481,000 at December 31, 2008 to $2.4 million at September 30, 2009.  The current period loan loss provision primarily reflects the increase in impaired loans.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

For the three and nine months ended September 30, 2009, noninterest income was $821,000 and $2.5 million, respectively, compared to $894,000 and $2.9 million for the prior year periods.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $340,000 in the related noninterest income line as well as a $299,000 decline in the related noninterest expense line is reflected for the three months ended September 30, 2009.  For the nine months ended September 30, 2009 the declines in the related noninterest income and noninterest expense lines were $952,000 and $836,000, respectively.  When compared to the prior periods, fees and service charges increased $122,000 and $295,000 for the three and nine months ended September 30, 2009,

Index

respectively.  The increase is partially due to the introduction of the new Power Rate Checking product.  In addition, the increase reflects revisions to policies for the assessment of fees as well as the changes in and additions to the current fee structure.  Gains on sales of mortgage loans were $188,000 and $272,000 for the three and nine months ended September 30, 2009 reflecting an increase in mortgage activity in the current quarter reflective of lower mortgage rates.  This recent increase in activity resulted in an increase in the volume of loans sold and ultimately, an increase in gains on mortgages sold.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2009 of $4.4 million and $13.4 million, respectively, were nearly identical to the comparable prior year periods.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $299,000 decline in the related noninterest expense line as well as a decline of $340,000 in the related noninterest income line is reflected for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, the declines in the related noninterest expense and noninterest income lines were $836,000 and $952,000, respectively.  The FDIC insurance premium expense reflects increases in the FDIC insurance assessment rates as well as in increase in deposits.  In addition, FDIC insurance premiums reflect the recording of an industry-wide special assessment which amounted to $300,000 for the Corporation for the nine months ended September 30, 2009.  The assessment was reflected as noninterest expense in the consolidated statement of income for the three months ended June 30, 2009 and was paid on September 30, 2009.

Income Tax Expense

Income tax expense totaled $358,000 for the three months ended September 30, 2009 compared to an income tax expense of $329,000 for the three months ended September 30, 2008.  Income tax expense was $1.2 million for the nine months ended September 30, 2009 compared to $1.4 million for the nine months ended September 30, 2008.  The effective tax rate for the three and nine months ended September 30, 2009 was 28.6% and 29.5%, respectively, compared to 28.2% and 31.2% for the three and nine months ended September 30, 2008.

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

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008

Nonaccrual loans (1)	$14,536	$11,533	$6,592	$4,230
Loans past due 90 days or more and accruing (2)	728	-	414	353
Total nonperforming loans	15,264	11,533	7,006	4,583

Restructured loans	2,417	2,460	2,375	1,855

Total nonperforming loans	$17,681	$13,993	$9,381	$6,438

Allowance for loan losses	$7,249	$6,342	$5,324	$5,166

Nonperforming loans to total loans	3.92%	3.18%	2.15%	1.46%
Nonperforming loans to total assets	2.72%	2.19%	1.45%	1.05%
Allowance for loan losses to total loans	1.61%	1.44%	1.22%	1.18%
Allowance for loan losses to
nonperforming loans	41.00%	45.32%	56.75%	80.24%

(1)  Generally represents loans to which the payments of principal or interest are in arrears for a period of more than 90 days.  Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period.  Interest earned thereafter is only included in income to the extent that it is received in cash.

Index

(2)  Represents loans to which payments of principal or interest are contractually past due 90 days or more but which are currently accruing income at the contractually stated rates.  A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

The nonaccrual loans are comprised of 32 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, the increase is reflective of the current economic and real estate environment.

As of September 30, 2009, there were $14.7 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended September 30, 2009, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 17.0%, or $4.5 million, while an immediate decrease of 200 basis points would have resulted in a decrease in net interest income of 0.1%, or $22,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

The Corporation does not have any material exposure to foreign currency exchange rate risk or commodity price risk.  The Corporation did not enter into any market sensitive instruments for trading purposes.  In June of 2009, the Corporation entered into an interest rate swap as a cash flow hedge tied to the Subordinated Debentures.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk

Index

weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At September 30, 2009, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At September 30, 2009 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at September 30, 2009.

	Required	Actual	Excess

Leverage Ratio	4.00%	9.29%	5.29%
Risk-based Capital
Tier 1	4.00%	12.23%	8.23%
Total	8.00%	13.48%	5.48%

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

Cash and cash equivalents increased $832,000 during the first nine months of 2009.  Net operating and financing activities provided $5.5 million and $34.0 million, respectively, and investing activities used $38.6 million.

The Corporation anticipates that it will have sufficient funds available to meet its current contractual commitments.  Should the Corporation need temporary funding, the Corporation has an overnight line of credit and a one-month overnight repricing line of credit with the FHLB-NY, each in the amount of $64.3 million.  In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $18 million on an unsecured basis.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of September 30, 2009.

(c)	Changes in internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended September 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 6.                    Exhibits
See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: November 13, 2009	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002