Form 10-K
period 2009-12-31
STEWARDSHIP FINANCIAL CORP
filed 2010-03-26
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009 was $41,865,000.

As of March 22, 2010, 5,842,367 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2010 Annual Meeting of Shareholders.

FORM 10-K
STEWARDHSHIP FINANCIAL CORPORATION
For the Year Ended December 31, 2009

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”). Such statements are not historical facts and include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.   These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

▪	Impairment charges with respect to securities.
▪	Unanticipated costs in connection with new branch openings.
▪	Further deterioration of the economy.
▪	Decline in commercial and residential real estate values.
▪	Unexpected changes in interest rates.
▪	Inability to manage growth in commercial loans.
▪	Unexpected loan prepayment volume.
▪	Unanticipated exposure to credit risks.
▪	Insufficient allowance for loan losses.
▪	Competition from other financial institutions.
▪	Adverse effects of government regulation or different than anticipated effects from existing regulations.
▪	Passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us.
▪	A decline in the levels of loan quality and origination volume.
▪	A decline in deposits.
▪	Other unexpected events.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984.  At December 31, 2009 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches.

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

Service Area

The Corporation’s service area primarily consists of the Bergen, Passaic and Morris counties in the New Jersey market, although the Corporation makes loans throughout New Jersey.  At December 31, 2009, the Corporation operated its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2009 the Corporation employed 107 full-time employees and 33 part-time employees.  None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“FSMA”).  The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company (“FHC”) under the BHCA.  A company may form an FHC if all of its insured depository institution subsidiaries are considered well-capitalized and well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended.  An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and “complementary” financial activities.

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

The FSMA also required the issuance of regulations establishing standards governing the administrative, technical and physical safeguards of customer information.  By July 1, 2001, all financial institutions had to have an information security program.  Institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks. implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information, and internal or external threats to information security.

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

INSURANCE OF DEPOSITS.  Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  This increase was part of the Emergency Economic Stabilization Act of 2008.  In May 2009, the increase was extended through December 31, 2013.  Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program.  Under this voluntary program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 were fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.  This program was extended through June 30, 2010 at an additional cost to the Bank of 15 basis points per dollar over $250,000 on a per account basis.

The FDIC utilizes a risk-based assessment system whereby insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends on the category to which it is assigned.  Assessment rates are determined by the FDIC and in 2009, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.  The Bank was classified in the highest capital and supervisory evaluation category.  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The Federal Deposit Insurance Act of 2005 provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%.  The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%.  The DIF reserve ratio calculated by the FDIC in effect at September 30, 2009 was a negative .16%.

In February 2009, the FDIC extended the length of the period during which the reserve ratio must be restored to 1.15% from five years to seven years.  The Bank paid a FDIC special assessment of approximately $300,000 in 2009 in addition to higher premium rates.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, in October 2008 the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rate, including base assessment rates.  The interim assessment rates increased the current rates uniformly by seven basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category I institutions ranging from 12 to 14 basis points.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) issued in connection with the failure of certain savings and loan associations.  This payment is established quarterly and averaged 1.04 basis points and 1.12 basis points for the years ended December 31, 2009 and 2008, respectively.  The Corporation paid $54,000 under this assessment for each of the years ended December 31, 2009 and 2008.  These assessments will continue until the FICO bonds mature in 2017.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  The Bank prepaid $3.2 million of such premium on December 30, 2009.  The expense related to this prepayment is anticipated to be recognized over the next three years based on actual calculations of quarterly provisions.

DIVIDEND RIGHTS.  Under the New Jersey Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

CHECK CLEARING FOR THE 21ST CENTURY ACT.  (the “Check 21 Act”)  Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check 21 Act.  The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2005.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check.  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The Federal Reserve’s amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks.  The amendments to Regulation CC also clarify some existing provisions of the rule and commentary.

USA PATRIOT ACT OF 2001. (the “Patriot Act”)  On October 26, 2001, the Patriot Act was signed into law.  Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Emergency Economic Stabilization Act of 2008

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

We received $10 million in proceeds from the sale of 10,000 shares of cumulative perpetual preferred stock with a liquidation value of $1,000 per share to the Treasury on January 30, 2009.  The preferred stock issued to the Treasury pays a dividend of 5% for the first five years and 9% thereafter.  As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 133,475 shares of our common stock at an exercise price of $11.24, adjusted for the 5% stock dividend paid in November 2009.

Under the terms of the Capital Purchase Program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.090 per common share, adjusted for the 5% stock dividend paid in November 2009) or the Corporation’s redemption, purchase or acquisition of common stock or any trust preferred securities issued by the Corporation’s capital trusts until the third anniversary of the senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

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

No Compensation Arrangements That Encourage Excessive Risks.    During the Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our Corporation.  To make sure this does not happen, the Corporation’s Compensation Committee is required to meet at least twice per year with our senior risk officer to review our executive compensation arrangements in light of our risk management policies and practices.  Our senior executive officers’ written agreements include their obligation to accept any changes in our incentive compensation arrangements resulting from the Compensation Committee’s review.

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

Limitation on Luxury Expenditures.    The Stimulus Act required us to adopt a company-wide policy regarding excessive or luxury expenditures, such as entertainment expenses, office or facility renovation expenses and transportation services expenses.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and assets serving as collateral for loan repayments.  In determining the size of our allowance for loan loss, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover probable incurred loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our portfolio.  Significant additions to our allowance for loan losses would materially decrease our net income.

A persistent economic recession and unstable financial markets have adversely affected our industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the state of New Jersey, and the northern New Jersey area.  The nation’s current economic environment and the related volatility of the financial markets have severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price.  We do not believe these difficult economic conditions are likely to improve dramatically in the near term.  Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate.  The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans.  While we did not and do not have a sub-prime lending program, any significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans.  Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey.  The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.”  Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations.  These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time.  Any such changes could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Due to our nation’s current economic recession and the lack of confidence in the financial markets, it is highly probable new federal and/or state laws and regulations of lending and funding practices and liquidity standards will be forthcoming.  Bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements.  Any increased government oversight may increase our costs and limit our business opportunities.  We may be required to pay even higher FDIC premiums than the current level.  Our failure to comply with law, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have polices and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

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

The Corporation has traditionally paid a quarterly cash dividend to shareholders.  In the future, we may not be able to declare or pay cash dividends other than regular quarterly cash dividends of not more than $0.090 per share (adjusted for the 5% stock dividend paid in November 2009), which was the amount of the last regular quarterly dividend declared and paid by the Corporation before our participation in the Capital Purchase Program, or even to declare or pay cash dividends at all in accordance with past practice, due to restrictions on the payment of dividends and the repurchase of our Common Stock contained in the Securities Purchase Agreement between the Corporation and the Treasury.  These restrictions on declaring or paying dividends could negatively effect the value of our Common Stock.  Until the earlier of the third anniversary of the Treasury’s investment in our Series A Preferred Stock or when all of the shares of Series A Preferred Stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, increase the cash dividend on our Common Stock or, purchase, redeem or otherwise acquire for consideration shares of our Common Stock or any preferred stock (other than the Series A Preferred Stock), subject to limited exceptions, most significantly purchases in connection with benefit plans.  We are prohibited from declaring dividend payments on common, junior preferred or pari passu preferred shares unless we are current in our dividend payments on the Series A Preferred Stock.  Further, common, junior preferred or pari passu preferred shares may not be repurchased by us unless we are current in our dividend payments on the Series A Preferred Stock.

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

The Series A Preferred Stock pays cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A Preferred Stock has no maturity date.  If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the dividend payable thereon will increase on that date from 5% per annum ($500,000 annually) to 9% per annum ($900,000 annually).  If we are unable to redeem our Series A Preferred Stock by February 15, 2014, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

The Series A Preferred Stock issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program reduces our net income and earnings per share of Common Stock and the Warrant issued to the Treasury may be dilutive to the ownership interests of holders of the Common Stock.

The shares of Series A Preferred Stock pay cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter.  These dividends will reduce our net income and earnings per common share.  The Series A Preferred Stock ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.  In the event that the Warrant issued to the Treasury is exercised in whole or part, the ownership interest of our existing shareholders will be diluted accordingly.  The shares of Common Stock underlying the warrant represent approximately 2.2% of the shares of the Corporation’s Common Stock outstanding as of December 31, 2009 (included in total shares outstanding are the shares issuable upon exercise of the Warrant). The Treasury has agreed not to vote any of the shares of Common Stock it receives upon exercise of the Warrant, but any third party to which the Treasury transfers the Warrant or any portion of the Warrant or any shares of Common Stock underlying the Warrant is not similarly bound by this voting restriction.

Our future deposit insurance premiums could be substantially higher, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level.  In light of developments in the market, FDIC insurance premiums increased substantially in 2009.  The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009.  The amount of this special assessment for the Bank was approximately $300,000.  In December 2009 the FDIC required us to prepay our assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Notwithstanding this prepayment, the FDIC may further increase the standard assessment rates and impose additional special assessments in the future.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Corporation will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, loan originations, withdrawals by depositors, repayment of borrowings, operating expenses, capital expenditures and dividends to stockholders.

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a prolonged economic downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices.  The property located at 612 Godwin Avenue is to be used for future administrative offices.  The property located at 121 Franklin Avenue is a remote drive-up location.  The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2009.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/14
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/12
Ridgewood, NJ

121 Franklin Avenue	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/13
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

1111 Goffle Road	Leased	05/31/11
Hawthorne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/20/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/14
North Haledon, NJ

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of fiscal 2009.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Until March 27, 2007, the Corporation’s Common Stock traded on the OTC Bulletin Board under the symbol “SSFN”.  Since March 28, 2007, the Corporation’s Common Stock has been traded on the Nasdaq Capital Market under the same symbol.  As of December 31, 2009, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented.  The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.  The stock prices and cash dividends set forth below also reflect adjustments related to 5% stock dividends paid in November, 2009 and 2008.

	Bid		Cash
	High	Low	Dividend
Year Ended December 31, 2009
Fourth quarter	$10.50	$8.26	$0.090
Third quarter	10.45	7.95	0.090
Second quarter	11.21	8.33	0.090
First quarter	11.41	7.09	0.090

Year Ended December 31, 2008
Fourth quarter	$13.10	$7.24	$0.086
Third quarter	12.48	10.89	0.086
Second quarter	13.15	11.09	0.082
First quarter	13.61	11.79	0.082

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

Also, our ability to pay future cash dividends is subject to the provision contained in the agreement that covers our participation in the Treasury’s Capital Purchase Program.  Specifically, the Corporation may not declare a dividend that exceeds $0.090 per common share until the earlier of the third anniversary of the Treasury’s investment or our redemption or the transfer of our Preferred Stock to a third party.

During fiscal 2009, the Corporation paid quarterly cash dividends totaling $0.36 per share for an annual dividend payout ratio of 58.2%.  During fiscal 2008 the Corporation paid quarterly cash dividends totaling $0.34 per share for an annual dividend payout ratio of 56.2%.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2004 in: (a) Stewardship Financial Corporation’s common stock; (b) NASDAQ Composite; (c) NASDAQ Bank; (d) Peer Group 2008; and (e) Peer Group 2009.  The Peer Group indices consist of New Jersey based commercial banks with total asset size and operating performance comparable with the Corporation.  The Peer Group 2008 index consists of the following companies: 1st Constitution Bancorp, BCB Bancorp, Inc., Center Bancorp, Central Jersey Bancorp, Community Bank of Bergen County, Parke Bancorp, Inc., Peapack-Gladstone Financial Corporation, Somerset Hills Bancorp, Sterling Banks, Inc., Sussex Bancorp, and Unity Bancorp, Inc.  The Peer Group 2009 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Central Jersey Bancorp, Community Partners Bancorp, Parke Bancorp, Inc., Somerset Hills Bancorp, Sussex Bancorp, and Unity Bancorp, Inc. The information provided is not necessarily indicative of the Corporation’s future performance.

STEWARDSHIP FINANCIAL CORPORATION

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Stewardship Financial Corporation	$100.00	$98.41	$96.59	$104.05	$84.77	$78.09
NASDAQ Composite	$100.00	$101.37	$111.03	$21.92	$72.49	$104.31
NASDAQ Bank	$100.00	$95.67	$106.20	$82.76	$62.96	$51.31
Peer Group 2008	$100.00	$96.88	$104.01	$88.72	$65.56	$49.84
Peer Group 2009	$100.00	$98.07	$103.45	$89.85	$52.72	$48.46

Item 6.  Selected Financial Data
The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED
FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$23,345	$22,303	$19,430	$19,084	$18,211
Provision for loan losses	(3,575)	(3,585)	(530)	(264)	(600)
Net interest income after provision for loan losses	19,770	18,718	18,900	18,820	17,611
Noninterest income	3,133	4,217	4,414	4,189	3,240
Noninterest expense	17,790	17,986	16,629	15,629	13,867
Income before income tax expense	5,113	4,949	6,685	7,380	6,984
Income tax expense	1,479	1,448	2,078	2,627	2,504
Net income	3,634	3,501	4,607	4,753	4,480
Dividends on preferred stock and accretion	504	-	-	-	-
Net income available to common stockholders	$3,130	$3,501	$4,607	$4,753	$4,480

Common Share Data: (1)

Basic net income	$0.54	$0.60	$0.79	$0.82	$0.77
Diluted net income	0.54	0.60	0.79	0.81	0.77
Cash dividends declared	0.36	0.34	0.31	0.26	0.22
Book value at year end	7.50	7.31	7.02	6.42	5.78
Average shares outstanding net of treasury stock	5,832	5,854	5,836	5,812	5,778
Shares outstanding at year end	5,835	5,854	5,851	5,809	5,772
Dividend payout ratio	58.15%	56.18%	39.35%	32.19%	27.79%

Selected Consolidated Ratios:

Return on average assets	0.57%	0.58%	0.86%	0.96%	1.00%
Return on average stockholders' equity	5.92%	8.34%	11.76%	13.41%	13.86%
Average stockholders' equity as a percentage of average total assets	8.23%	6.98%	7.34%	7.19%	7.20%
Leverage (Tier-I) capital (2)	9.22%	8.01%	8.56%	8.85%	8.71%
Tier-I risk based capital (3)	11.99%	10.50%	10.76%	11.25%	11.16%
Total risk based capital (3)	13.24%	11.60%	11.76%	12.28%	12.21%
Allowance for loan loss to total loans	1.50%	1.18%	1.06%	1.11%	1.11%
Nonperforming loans to total loans	4.98%	1.46%	0.11%	0.41%	0.15%

Selected Year-end Balances:

Total assets	$663,844	$611,816	$571,905	$519,749	$482,727
Total loans, net of allowance for loan loss	453,119	434,103	415,690	365,443	341,976
Total deposits	529,930	506,531	472,299	434,223	403,466
Stockholders' equity	53,511	42,796	41,090	37,306	33,384

(1)	All share and per share amounts have been restated to reflect 5% stock dividends paid November 2005, 2006, 2007, 2008 and 2009 and a 4 for 3 stock split that occurred July 2005.
(2)	As a percentage of average quarterly assets.
(3)	As a percentage of total risk-weighted assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Stewardship Financial Corporation’s (the “Corporation”) consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008.  The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

Cautionary Note Regarding Forward-Looking Statements

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

The Corporation has developed a strong deposit base with good franchise value.  A mix of a variety of different deposit products, along with a strong focus on customer service, is used to attract customers and build depositor relationships.  Challenges facing the organization are to continue to grow the existing branch levels, provide adequate technology enhancements to achieve efficiencies, offer a competitive product line, and provide the highest level of customer service.

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

The branch network provides for solid coverage in both existing and new markets in key towns in the three counties in which we operate.  The Corporation continually evaluates the need to further develop the infrastructure to enable the entity to continue to build franchise value, expand its customer base, and offer appropriate products and services to its existing and future customer base.  During 2007 the Corporation opened three new branch locations.  Management has been encouraged by the positive reception received for these three branches and believes that each of these branches contribute to a strong branch network.  As the branches continue to mature, they provide a strong diverse customer base of both consumer and business customers.

In 2009, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment.  The Corporation’s results have been affected by the economic downturn through higher loan loss provisions.  In addition, competition in the northern New Jersey market remained intense and the challenges of operating throughout the year in a flat interest rate market continued to make it somewhat difficult to attract deposits at appropriate interest rate levels.  Although the area in which the bank operates has been somewhat shielded by the national economic downturn, management continues to find it challenging to attract low cost core deposits.  Furthermore, while the current economic conditions and softness in the real estate market have contributed to an increase in loan delinquencies, lending opportunities have been appropriately addressed.  The Corporation has not been involved in the subprime lending area.

In an effort to address the strong competition in attracting deposit balances, in mid-February 2009 we introduced our new Power Rate checking product.  This new offering pays a premium rate of interest and refunds ATM fees charged by other financial institutions.  In return, the customer has simple monthly qualification factors such as enrolling in online banking with electronic statements and minimum levels of debit card usage.  This product contributed to the growth in deposits during 2009 as well as increased fee income related to debit cards and reduced expenses related to statement rendition.

From time to time the Corporation has utilized brokered certificates of deposit to supplement deposit growth.  However, at December 31, 2009 the Corporation had no brokered certificates of deposit compared to $30.7 million as of December 31, 2008.

Improvements and upgrades of our electronic / online banking products and services continued to be a priority for 2009.  During 2009 we introduced an online banking / cash management product as well as remote deposit capture services for businesses.  Additional development and testing of technology, including mobile banking, was performed in 2009 leading to a planned 2010 introduction.

In addition to a focus on increasing non-interest income, in 2009 there was a renewed emphasis on expense control.  However, substantial increases of the FDIC insurance premium resulted in increased expenses incurred by the Corporation during 2009l.  As a result of losses to the FDIC insurance fund from recent bank failures as well as projected bank failures, the FDIC increased its insurance premium rates to all banks in 2009.  In addition, the FDIC imposed a 5 basis point special assessment on all banks, based on June 30, 2009 total assets net of Tier 1 capital.  Total FDIC insurance premium expense for 2009 represented an $807,000 increase over 2008 including the recording of approximately $300,000 of expense for the special assessment.

In 2009, the Corporation received $10 million as part of the United States Treasury Capital Purchase Program (CPP).  The additional capital provided by the CPP solidified our already well capitalized position, thereby enhancing our ability to continue to grow assets and increasing our ability to make new loans.  Accordingly, we can better serve the lending needs of consumers and businesses in our market.

Despite facing economic and unprecedented challenges in 2009, the Corporation continued to perform well when compared with peer group performance.  The Corporation will continue to concentrate its efforts on growing and maturing its existing branch network, developing new products and services, capitalizing on technology and focusing on improved efficiencies during 2010.

Recent Accounting Pronouncements

A discussion of recent pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies And Estimates

 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures found elsewhere in this Annual Report on Form 10-K are based upon the Corporation’s Audited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $3.6 million, or $0.54 diluted earnings per common share, for the year ended December 31, 2009, compared to $3.5 million, or $0.60 diluted earnings per common share recorded for 2008.  Results for the current year include increased expense associated with a FDIC special assessment.

The return on average assets of 0.57% in 2009 was relatively unchanged from 0.58% in 2008.  The return on average equity decreased to 5.92% for 2009 from 8.34% in 2008.

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

For the year ended December 31, 2009, net interest income, on a tax equivalent basis, increased to $23.9 million from $22.8 million for the year ended December 31, 2008, reflecting an increase of $1.1 million, or 4.7%.  The increase in the current year is due to an increase of $8.5 million, or 7.1%, in net average interest-earning assets (average interest-earning assets less average interest-bearing liabilities) partially offset by a decrease in the net yield on interest-earning assets.  The net interest rate spread and net yield on interest earning assets for the year ended December 31, 2009 were 3.45% and 3.89%, respectively, compared to 3.43% and 4.00% for the year ended December 31, 2008.  The net interest rate spread and net yield on interest earning assets for the current year reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits and borrowings.  The Corporation attempted to proactively manage deposit costs in an effort to mitigate the lower asset yields attributable to historically low market rates.

For the year ended December 31, 2009, total interest income, on a tax equivalent basis, decreased $878,000, or 2.5%, when compared to the prior year.  The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.  The average rate earned on interest-earning assets decreased 58 basis points from 6.23% for the year ended December 31, 2008 to 5.65% in the current year.  The decline in short-term interest rates during 2008 resulted in a Prime rate of 3.25% at December 31, 2008 compared to a Prime rate of 7.25% in January of 2008 dropping to 5.00% in September 2008.  The decline in short-term rates resulted in loans resetting during the past year at lower interest rates, thereby contributing to the decline in yields on earning assets.  Average interest-earning assets increased $43.2 million in 2009, or 7.6%, over the 2008 amount with average investment securities increasing $37.9 million, reflecting the leverage strategy undertaken to invest the $10 million in funds raised through the issuance of preferred stock under the Capital Purchase Program (the “CPP”).

Interest expense decreased $2.0 million, or 15.3%, during the year ended December 31, 2009 to $10.8 million.  The decrease was attributable to a decline in the average rate paid on deposits and borrowings partially offset by an increase in average interest-bearing liabilities.  The cost of interest-bearing liabilities decreased to 2.20% for the year ended December 31, 2009 compared to 2.80% during 2008.  Average interest-bearing liabilities were $491.8 million for the year ended December 31, 2009, reflecting an increase of $35.0 million, or 7.7%, when compared to $456.8 million for the year ended December 31, 2008.  In addition to the Corporation’s expanding customer base, the increase in average interest-bearing liabilities was a result of increased borrowings to complete the leveraging of the $10 million of CPP funds.  The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings.  These alternative funding sources help to lower cost of funds and provide for better management of interest rate risk.  There were no brokered certificates of deposit for the majority of 2009.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2009 and 2008 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2009			2008			2007
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Assets

Interest-earning assets:
Loans (1)	$445,586	$26,981	6.06%	$437,812	$28,664	6.55%	$385,954	$27,517	7.13%
Taxable investment securities (1)	138,514	6,131	4.43	102,930	5,377	5.22	93,732	4,921	5.25
Tax-exempt investment securities (1) (2)	30,057	1,590	5.29	27,765	1,482	5.34	23,372	1,200	5.13
Other interest-earning assets	124	9	7.26	2,624	66	2.52	631	45	7.13
Total interest-earning assets	614,281	34,711	5.65	571,131	35,589	6.23	503,689	33,683	6.69

Non-interest-earning assets:
Allowance for loan losses	(6,193)			(5,045)			(4,184)
Other assets	34,474			34,799			34,084
Total assets	$642,562			$600,885			$533,589

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$190,522	$2,549	1.34%	$164,000	$2,731	1.67%	$134,219	$3,432	2.56%
Savings deposits	42,328	206	0.49	37,750	237	0.63	37,171	282	0.76
Time deposits	191,738	6,038	3.15	187,195	7,566	4.04	181,973	8,297	4.56
Repurchase agreements	15,315	754	4.92	16,259	626	3.85	12,192	505	4.14
FHLB borrowings	44,651	979	2.19	44,350	1,145	2.58	20,379	877	4.30
Subordinated debentures	7,217	285	3.95	7,217	466	6.46	7,217	487	6.75
Total interest-bearing liabilities	491,771	10,811	2.20	456,771	12,771	2.80	393,151	13,880	3.53
Noninterest-bearing liabilities:
Demand deposits	93,030			97,316			96,659
Other liabilities	4,870			4,830			4,624
Stockholders' equity	52,891			41,968			39,155
Total liabilities and stockholders' equity	$642,562			$600,885			$533,589

Net interest income (taxable equivalent basis)		23,900			22,818			19,803
Tax equivalent adjustment		(555)			(515)			(373)
Net interest income		$23,345			$22,303			$19,430

Net interest spread (taxable equivalent basis)			3.45%			3.43%			3.16%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			4.00%			3.93%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

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

	2009 Versus 2008			2008 Versus 2007
	(In thousands)

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$502	$(2,185)	$(1,683)	$3,509	$(2,362)	$1,147
Taxable investment securities	1,662	(908)	754	481	(25)	456
Tax-exempt investment securities	121	(13)	108	233	49	282
Other interest-earning assets	(103)	46	(57)	66	(45)	21

Total interest-earning assets	2,182	(3,060)	(878)	4,289	(2,383)	1,906

Interest expense:

Interest-bearing demand deposits	$402	(584)	(182)	658	(1,359)	(701)
Savings deposits	26	(57)	(31)	4	(49)	(45)
Time deposits	180	(1,708)	(1,528)	233	(964)	(731)
Repurchase agreements	(38)	166	128	159	(38)	121
FHLB borrowings	8	(174)	(166)	724	(456)	268
Subordinated debentures	-	(181)	(181)	-	(21)	(21)

Total interest-bearing liabilities	578	(2,538)	(1,960)	1,778	(2,887)	(1,109)

Net change in net interest income	$1,604	$(522)	$1,082	$2,511	$504	$3,015

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

The loan loss provision of $3.6 million for the year ended December 31, 2009 was equivalent to the loan loss provision recorded for the year ended December 31, 2008.  The allowance for loan loss was $6.9 million, or 1.50% of total loans as of December 31, 2009 compared to of $5.2 million, or 1.18% of total loans a year earlier.

The loan loss provision takes into account growth in the loan portfolio and an increase in nonperforming loans.  Gross loans increased $20.8 million in 2009, from $439.7 million at December 31, 2008 to $460.5 million at December 31, 2009, with majority of the noted growth in the categories of commercial real estate and commercial loans.  In determining the level of the allowance for loan loss, the Corporation also considered the types of loans associated with the growth, as well as the overall seasoning of the new loans to determine the appropriate risk that was inherent in the portfolio.

Nonaccrual loans increased from $4.2 million, or 0.96% of total loans, at December 31, 2008 to $19.7 million at December 31, 2009, or 4.27% of total loans.  After factoring in the fair market value of the underlying collateral the allowance for loan losses related to the impaired loans increased from $481,000 at December 31, 2008 to $1.9 million at December 31, 2009.  In addition, during the year ended December 31, 2009, the Corporation charged off loans totaling $1.9 million compared to loans charged off of $2.9 million in the prior year.  While the most significant portion of the increased loan losses provision and chargeoffs for

2008 was related to a group of loans to one borrower, the current year provision for loan losses and chargeoffs is indicative of current economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates in when considering the overall risk of the lending portfolio.  The asset quality issues, caused by the economic downturn which began in 2008, and the current year provision for loan losses is reflective of current economic conditions that contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, gain on sales of mortgage loans, income derived from bank owned life insurance, merchant processing income and income derived from debit cards and ATM usage.

When comparing noninterest income of $3.1 million for the year ended December 31, 2009 to $4.2 million for the prior year, noninterest income decreased $1.1 million.  Noninterest income for the year ended December 31, 2008 included a gain of $509,000 related to the sale of the Corporation’s merchant servicing portfolio.  In addition, as a result of the sale, a decline of $1.3 million in the related noninterest income line as well as a $1.2 million decline in the related noninterest expense line is reflected for the year ended December 31, 2009.  After adjusting for all of the effects of the sale of the merchant servicing portfolio, noninterest income for 2009 is actually $724,000 greater than 2008.  Fees and service charge income increased $514,000, or 38.6%.  The increase is partially due to the introduction of the new Power Rate Checking product.  In addition, the increase reflects revisions to policies for the assessment of fees as well as the changes in and additions to the current fee structure.  Gains on calls and sales of securities, net were $258,000 and $103,000 for the years ended December 31, 2009 and 2008, respectively.  Gains on sales of mortgage loans were $294,000 for the year ended December 31, 2009, an increase when compared to $193,000 for prior year reflecting an increase in mortgage activity in the current year reflective of lower mortgage rates.  The increase in the activity for the current year resulted in an increase in the volume of loans sold and ultimately, an increase in gains on mortgages sold.

Noninterest Expense

Noninterest expense decreased by $196,000, or 1.1%, to $17.8 million for the year ended December 31, 2009, compared to $18.0 million for the same period in 2008.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $1.2 million decline in the related noninterest expense line as well as a decline of $1.3 million in the related noninterest income line is reflected for the year ended December 31, 2009.  The FDIC insurance premium expense reflects increases in the FDIC insurance assessment rates as well as in increase in deposits.  In addition, FDIC insurance premiums reflect the recording of an industry-wide special assessment which amounted to $300,000 for the Corporation for the year ended December 31, 2009.

In accordance with our By-laws which provide for tithing of (10%) of the Corporation’s pre-tax profits to various charities, the Corporation had charitable contributions totaling $619,000 for the year ended December 31, 2009 compared to $627,000 for the same period in 2008.

Income Taxes

Income tax expense totaled $1.5 million for the year ended December 31, 2009, for an effective tax rate of 28.9%, compared to $1.4 million, for an effective tax rate of 29.3% for the year ended December 31, 2008.

Financial Condition

Total assets at December 31, 2009 were $663.8 million, an increase of $52.0 million, or 8.5%, over the $611.8 million at December 31, 2008.  This increase in assets reflects, among other things, a $31.9 million increase in securities and a $19.0 million increase in portfolio loans.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2009, net of allowance for loan losses, totaled $453.1 million, an increase of $19.0 million, or 4.4%, over the $434.1 million at December 31, 2008.  Commercial real estate mortgage loans consisting of $246.2 million, or 53.5% of the total portfolio, represented the largest portion of the loan portfolio. This reflected an increase of $20.0 million from $226.2 million, or 51.4% of the total loan portfolio at December 31, 2008.  Commercial loans increased $14.6 million to $114.9 million, representing 24.9% of the total loan portfolio. Consumer installment loans decreased $10.3 million and residential real estate mortgages decreased $4.1 million. The Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market.  All of these loans have been sold with servicing released.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectability of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market.  The Corporation has not made loans to borrowers outside the United States.

At December 31, 2009, there were no concentrations of loans exceeding 10% of total loans outstanding.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of the last five years:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Real estate mortgage:
Residential	$36,246	$40,337	$44,719	$47,020	$45,604
Commercial	246,212	226,183	209,082	177,411	163,309

Commercial loans	114,893	100,282	89,845	72,606	65,011

Consumer loans:
Installment (1)	41,006	51,290	56,796	52,389	51,540
Home equity	21,779	21,208	19,723	20,010	20,271
Other	340	356	424	560	506

Total gross loans	460,476	439,656	420,589	369,996	346,241
Less: Allowance for loan losses	6,920	5,166	4,457	4,101	3,847
Deferred loan fees	437	387	442	452	418
Net loans	$453,119	$434,103	$415,690	$365,443	$341,976

(1) Includes automobile, home improvement, second mortgages and unsecured loans. Credit card loans are also included for December 31, 2005.

The following table sets forth certain categories of gross loans as of December 31, 2009 by contractual maturity.  Borrowers may have the right to prepay obligations with or without prepayment penalties.  This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$45,804	$8,100	$228,554	$282,458
Commercial	56,682	33,509	24,702	114,893
Consumer	1,719	4,977	56,429	63,125
Total gross loans	$104,205	$46,586	$309,685	$460,476

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2009, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$37,502	$199,152	$236,654
Commercial	26,255	31,956	58,211
Consumer	41,205	20,201	61,406
	$104,962	$251,309	$356,271

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements.  The application of some of these policies requires significant management judgment and the utilization of estimates.  Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements.  A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control.  The allowance for loan losses represents 1.50% of total loans, or 30.2% of non-performing loans at December 31, 2009, compared with 1.18% of total loans or 80.2% of non-performing loans at December 31, 2008.  In management’s opinion, the allowance for loan losses totaling $6.9 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2009.

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

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans: (1)
Construction	$8,581	$2,575	$-	$-	$-
Residential real estate	1,131	-	-	-	-
Commercial real estate	5,109	291	73	123	122
Commercial	3,638	825	307	167	258
Consumer	1,197	539	75	154	92
Total nonaccrual loans	19,656	4,230	455	444	472

Loans past due 90 days or more and accruing: (2)
Construction	415	-	-	-	-
Commercial real estate	-	-	-	840	-
Commercial	-	353	25	241	-
Consumer	-	-	1	9	55
Total loans past due ninety days or more and accruing	415	353	26	1,090	55

Restructured loans:
Commercial real estate	665	1,483	-	-	-
Commercial	2,181	372	-	-	-
Consumer	-	-	-	-	-
Total restructured loans	2,846	1,855	-	-	-
Total nonperforming loans	$22,917	$6,438	$481	$1,534	$527

Nonaccrual loans to total gross loans	4.27%	0.96%	0.11%	0.12%	0.14%

Nonperforming loans to total gross loans	4.98%	1.46%	0.11%	0.41%	0.15%

Nonperforming loans to total assets	3.45%	1.05%	0.08%	0.30%	0.11%

Allowance for loan losses to nonperforming loans	30.20%	80.24%	926.61%	267.34%	729.98%

(1)
Restructured loans classified in the nonaccrual category totaled $23,000, $22,000 and $73,000 for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. There were no restructured loans classified as nonaccrual for the year ended December 31, 2006.  Restructured loans classified in the nonaccrual category totaled $152,000 for the year ended December 31, 2005.

(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.

As of December 31, 2009 there were $14.0 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

For the year ended December 31, 2009, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $1.7 million, of which $0.6 million was included in interest income for the year ended December 31, 2009.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$5,166	$4,457	$4,101	$3,847	$3,299

Loans charged off:
Construction	1,003	-	-	-	-
Residential real estate	85	-	-	-	-
Commercial	623	2,841	82	7	-
Consumer	215	61	103	33	57
Total loans charged off	1,926	2,902	185	40	57
Recoveries of loans previously charged off:
Commercial	93	-	-	23	-
Consumer	12	26	11	7	5
Total recoveries of loans previously charged off	105	26	11	30	5
Net loans charged off	1,821	2,876	174	10	52
Provisions charged to operations	3,575	3,585	530	264	600
Balance at end of period	$6,920	$5,166	$4,457	$4,101	$3,847
Net charge offs during the period to average loans outstanding during the period	0.41%	0.66%	0.05%	0.00%	0.02%
Balance of allowance for loan losses at the end of year to gross year end loans	1.50%	1.18%	1.06%	1.11%	0.11%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2009		2008		2007		2006		2005
	Amount	Percent to Total(1)	Amount	Percent to Total(1)	Amount	Percent to Total(1)	Amount	Percent to Total(1)	Amount	Percent to Total(1)
	(Dollars in thousands)
Real estate – residential	$155	7.9%	$245	9.2%	$256	10.6%	$298	12.7%	$320	13.2%
Real estate – commercial	2,677	53.5%	2,164	51.4%	1,900	49.7%	1,705	48.0%	1,562	47.1%
Commercial	3,148	24.9%	2,086	22.8%	1,640	21.4%	1,407	19.6%	1,192	18.8%
Consumer	940	13.7%	671	16.6%	661	18.3%	691	19.7%	773	20.9%
Total allowance for loan losses	$6,920	100.0%	$5,166	100.0%	$4,457	100.0%	$4,101	100.0%	$3,847	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity.  The portfolio is comprised of U.S. Treasury securities, U.S. government and agency obligations, mortgage-backed securities, state and political subdivision obligations and other equity investments, and has been classified as held to maturity or available for sale.  Investments in debt securities that the Corporation has the positive intent and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  All other securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders’ equity.  Securities in the available for sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors.  Securities available for sale increased to $103.0 million at December 31, 2009, from $90.0 million at December 31, 2008, an increase of $13.0 million, or 14.4%. Securities held to maturity increased $18.9 million, or 38.6%, to $67.7 million at December 31, 2009 from $48.9 million at December 31, 2008.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2009		2008		2007
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available for sale:
U.S. government-sponsored agencies	$32,286	31.3%	$49,660	55.2%	$35,693	46.4%
Obligations of state and
political subdivisions	5,397	5.3	5,820	6.4	2,903	3.8
Mortgage-backed securities-residential	62,228	60.4	31,670	35.2	37,131	48.2
Other equity investments	3,115	3.0	2,873	3.2	1,230	1.6
Total	$103,026	100.0%	$90,023	100.0%	$76,957	100.0%

Securities held to maturity:
U.S. Treasury	$-	-%	$-	-%	$501	1.2%
U.S. government-sponsored agencies	19,921	29.4	10,290	21.0	12,331	29.9
Obligations of state and
political subdivisions	27,038	39.9	23,048	47.2	22,569	54.8
Mortgage-backed securities-residential	20,758	30.7	15,518	31.8	5,788	14.1
Total	$67,717	100.0%	$48,856	100.0%	$41,189	100.0%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities available for sale as of December 31, 2009.  Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

U.S. government-sponsored agencies :
Carrying value	$-	$6,646	$12,682	$12,958	$32,286
Yield	-	2.83%	3.83%	5.13%	4.15%
Obligations of state and political subdivisions :
Carrying value	-	310	3,072	2,015	5,397
Yield	-	3.26%	3.55%	3.99%	3.70%
Mortgage-backed securities-residential:
Carrying value	653	2,042	3,609	55,924	62,228
Yield	3.77%	4.24%	4.68%	4.47%	47%
Other equity investments:
Carrying value	3,115	-	-	-	3,115
Yield	4.02%	-	-	-	4.02%
Total carrying value	$3,768	$8,998	$19,363	$70,897	$103,026
Weighted average yield	3.98%	3.16%	3.94%	4.58%	4.31%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities held to maturity as of December 31, 2009.  Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies :
Carrying value	$-	$4,202	$9,265	$6,454	$19,921
Yield	-%	3.02%	4.09%	4.42%	3.97%
Obligations of state and political subdivisions:
Carrying value	879	8,331	13,490	4,338	27,038
Yield	3.05%	2.88%	3.62%	3.97%	3.43%
Mortgage-backed securities-residential :
Carrying value	200	426	6,322	13,810	20,758
Yield	4.35%	5.15%	3.86%	4.61%	4.39%
Total carrying value	$1,079	$12,959	$29,077	$24,602	$67,717

Weighted average yield	3.29%	3.00%	3.82%	4.45%	3.88%

Deposits

The Corporation had deposits at December 31, 2009 totaling $529.9 million, an increase of $23.4 million, or 4.6%, over the comparable period of 2008, when deposits totaled $506.5 million.  The Corporation relied on its branch network and current competitive products and services to provide growth during 2009.  During 2008 the economic and interest rate environment made it difficult to attract core deposits and the Corporation utilized the brokered certificate of deposit market.  As of December 31, 2008 there was $30.7 million included in the time deposit balances.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand	$88,427	16.7%	$99,099	19.6%	$101,993	21.6%
Interest-bearing demand	218,284	41.2%	160,768	31.7%	153,713	32.6%
Saving deposits	45,783	8.6%	39,627	7.8%	37,010	7.8%
Certificates of deposit	177,436	33.5%	207,037	40.9%	179,583	38.0%
Total	$529,930	100.0%	$506,531	100.0%	$472,299	100.0%

As of December 31, 2009, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (In thousands):

Three months or less	$34,232
Four months through six months	16,505
Seven months through twelve months	15,508
Over twelve months	20,872
Total	$87,117

Borrowings

Although deposits are the Corporation’s primary source of funds, the Corporation’s policy has been to utilize borrowings to the extent that they are a less costly source of funds, when the Corporation desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk.  The Corporation’s borrowings are a combination of advances from the FHLB, including overnight repricing lines of credit, and, to a lesser extent, securities sold under agreement to repurchase.

Interest Rate Sensitivity

Interest rate movements have made managing the Corporation’s interest rate sensitivity increasingly important.  The Corporation attempts to maintain stable net interest margins by generally matching the volume of interest-earning assets and interest-bearing liabilities maturing, or subject to repricing, by adjusting interest rates to market conditions, and by developing new products.  One method of measuring the Corporation’s exposure to changes in interest rates is the maturity and repricing gap analysis.  The difference or mismatch between the amount of assets and liabilities that mature or reprice in a given period is defined as the interest rate sensitivity gap.  A “negative” gap results when the amount of interest-bearing liabilities within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period of time.  Conversely, a “positive” gap results when the amount of interest-earning assets maturing or repricing exceed the amount of interest-bearing liabilities mature or are repricing in the same given time frame.  The smaller the gap, the less the effect of the market volatility on net interest income.  During a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, as compared to an institution with a positive gap, to invest in higher yielding assets.  This may result in yields on its assets increasing at a slower rate than the increase in its costs of interest-bearing liabilities than if it had a positive gap.  During a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which consequently may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2009.  The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable.  The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control.  As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate mortgage	$40,932	$32,291	$209,235	$-	$282,458
Commercial	57,184	15,668	42,041	-	114,893
Consumer	21,812	4,222	37,091	-	63,125
Mortgage loans held for sale	660	-	-	-	660
Investment securities (1)	27,843	37,172	108,955	-	173,970
Other assets	31	-	-	28,707	28,738
Total assets	$148,462	$89,353	$397,322	$28,707	$663,844

Source of funds:
Interest-bearing demand	$218,284	$-	$-	$-	$218,284
Savings	45,783	-	-	-	45,783
Certificate of deposit	60,264	65,019	52,153	-	177,436
FHLB of NY advances	18,600	-	36,000	-	54,600
Repurchase agreements	15,396	-	-	-	15,396
Subordinated debenture	-	-	7,217	-	7,217
Other liabilities	-	-	-	91,617	91,617
Stockholders' equity	-	-	-	53,511	53,511
Total source of funds	$358,327	$65,019	$95,370	$145,128	$663,844

Interest rate sensitivity gap	$(209,865)	$24,334	$301,952	$(116,421)
Cumulative interest rate sensitivity gap	$(209,865)	$(185,531)	$116,421	$-

Ratio of GAP to total assets	-31.6%	3.6%	45.5%	-17.5%
Ratio of cumulative GAP assets to total assets	-31.6%	-28.0%	17.5%	-%

(1) Includes securities held to maturity, securities available for sale and FHLB-NY stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to the reports generated for December 31, 2009, an immediate interest rate increase of 200 basis points results in a decrease in net interest income of 18.8%, or $5.0 million, while an immediate interest rate decrease of 200 basis points resulted in an increase in net interest income of 0.7% or $183,000.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

Liquidity

The Corporation’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations.  While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flow and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions, and competition.

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  These activities are summarized below:

	Years Ended December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents – beginning	$12,814	$11,932
Operating activities:
Net income	3,634	3,501
Adjustments to reconcile net income to net cash provided by operating activities	113	2,947
Net cash provided by operating activities	3,747	6,448
Net cash used in investing activities	(56,406)	(43,640)
Net cash provided by financing activities	48,716	38,074
Net (decrease) increase in cash and cash equivalents	(3,943)	882
Cash and cash equivalents – ending	$8,871	$12,814

Cash was generated by operating activities in each of the above periods.  The primary source of cash from operating activities during each period was net income.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds sold.

The Corporation enters into commitments to extend credit, such as letters of credit, which are not reflected in the Corporation’s Audited Consolidated Financial Statements.

The Corporation has various contractual obligations that may require future cash payments.  The following table summarizes the Corporation’s contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$6,966	$935	$1,855	$1,531	$2,645
Total contracted cost obligations	$6,966	$935	$1,855	$1,531	$2,645

Other long-term liabilities/long-term debt
Time deposits	$177,436	$125,283	$44,092	$8,061	$-
Federal Home Loan Bank advances	54,600	18,600	6,000	15,000	15,000
Subordinated debentures	7,217	-	-	-	7,217
Total other long-term liabilities/long-term debt	$239,253	$143,883	$50,092	$23,061	$22,217

Other commitments - off balance sheet
Letter of credit	$3,167	$2,954	$213	$-	$-
Commitments to extend credit	19,406	19,406	-	-	-
Unused lines of credit	74,964	74,964	-	-	-
Total off balance sheet arrangements and contractual obligations	$97,537	$97,324	$213	$-	$-

Management believes that a significant portion of the time deposits will remain with the Corporation.  In addition, management does not believe that all of the unused lines of credit will be exercised.  The Corporation anticipates that it will have sufficient funds available to meet its current contractual commitments.  Should the Corporation need temporary funding, the Corporation has an overnight line of credit and a one-month overnight repricing line of credit with the FHLB-NY, each in the amount of $64.3 million.  In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $23 million on an unsecured basis.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $3.2 million commitments under standby and commercial letters of credit, $3.0 million expires within one year.  Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2009, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.9 million at variable rates averaging 5.50% and $3.3 million at fixed rates averaging 4.92%.  All these loan commitments will be sold to investors upon closing.  Commercial, construction, and home equity loan commitments of approximately $10.7 million were extended with variable rates averaging 6.49% and $3.5 million were extended at fixed rates averaging 6.27%.  Generally, commitments were due to expire within approximately 120 days.

The unused lines of credit consist of $19.4 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.3 million relating to an unsecured overdraft protection program, and $51.3 million relating to commercial and construction lines of credit.  Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital.  Under the regulations in effect at December 31, 2009, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.  The Bank must comply with substantially similar capital regulations promulgated by the FDIC.  The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2009.

	Required	Actual	Excess
Leverage ratio*
Corporation	4.00%	9.22%	5.22%
Bank	4.00%	8.51%	4.51%

Risk-based capital:
Tier 1
Corporation	4.00%	11.99%	7.99%
Bank	4.00%	11.02%	7.02%
Total
Corporation	8.00%	13.24%	5.24%
Bank	8.00%	12.27%	4.27%

*  The minimum leverage ratio set by the FRB and the FDIC is 3.00%.  Institutions, which are not “top-rated”, will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

On January 30, 2009, the Corporation received $10 million as part of the United States Treasury Department’s Troubled Asset Relief Program – Capital Purchase Program. In exchange, the Corporation issued 10,000 Senior Preferred shares and a warrant to purchase 133,475 of common shares.

The Senior Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Senior Preferred Shares are outstanding.

The warrant has an exercise price of $11.24 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stewardship Financial Corporation and Subsidiary
Midland Park, New Jersey

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Livingston, New Jersey
March 26, 2010

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2009	2008
Assets
Cash and due from banks	$8,840,000	$12,719,000
Other interest-earning assets	31,000	95,000
Cash and cash equivalents	8,871,000	12,814,000

Securities available for sale	103,026,000	90,023,000
Securities held to maturity; estimated fair value
of $68,765,000 (2009) and $49,150,000 (2008)	67,717,000	48,856,000
Federal Home Loan Bank of New York stock, at cost	3,227,000	2,420,000
Mortgage loans held for sale	660,000	394,000
Loans, net of allowance for loan losses of $6,920,000 (2009)
and $5,166,000 (2008)	453,119,000	434,103,000
Premises and equipment, net	6,861,000	7,470,000
Accrued interest receivable	3,167,000	3,371,000
Bank owned life insurance	9,488,000	8,599,000
Other assets	7,708,000	3,766,000

Total assets	$663,844,000	$611,816,000

Liabilities and Stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$88,427,000	$99,099,000
Interest-bearing	441,503,000	407,432,000
Total deposits	529,930,000	506,531,000

Federal Home Loan Bank of New York Advances	54,600,000	36,900,000
Securities sold under agreements to repurchase	15,396,000	15,160,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	1,193,000	1,582,000
Accrued expenses and other liabilities	1,997,000	1,630,000

Total liabilities	610,333,000	569,020,000

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
10,000 shares issued and outstanding at December 31, 2009.
Liquidation preference of $10,000,000	9,736,000	-
Common stock, no par value; 10,000,000 shares authorized;
5,834,515 and 5,575,095 shares issued and
outstanding at December 31, 2009 and 2008, respectively	40,415,000	37,962,000
Treasury stock, 20,000 shares at December 31, 2008	-	(272,000)
Retained earnings	2,922,000	4,383,000
Accumulated other comprehensive income, net	438,000	723,000
Total Stockholders' equity	53,511,000	42,796,000

Total liabilities and Stockholders' equity	$663,844,000	$611,816,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2009	2008
Interest income:
Loans	$26,934,000	$28,617,000
Securities held to maturity:
Taxable	1,946,000	751,000
Nontaxable	879,000	840,000
Securities available for sale:
Taxable	4,060,000	4,470,000
Nontaxable	203,000	174,000
FHLB dividends	125,000	156,000
Other interest-earning assets	9,000	66,000
Total interest income	34,156,000	35,074,000

Interest expense:
Deposits	8,793,000	10,534,000
Borrowed money	2,018,000	2,237,000
Total interest expense	10,811,000	12,771,000
Net interest income before provision for loan losses	23,345,000	22,303,000
Provision for loan losses	3,575,000	3,585,000
Net interest income after provision for loan losses	19,770,000	18,718,000

Noninterest income:
Fees and service charges	1,847,000	1,333,000
Bank owned life insurance	322,000	326,000
Gain on calls and sales of securities, net	258,000	103,000
Gain on sales of mortgage loans	294,000	193,000
Merchant processing	118,000	1,417,000
Gain on sale of merchant portfolio	-	509,000
Miscellaneous	294,000	336,000
Total noninterest income	3,133,000	4,217,000

Noninterest expense:
Salaries and employee benefits	8,264,000	8,129,000
Occupancy, net	1,858,000	1,802,000
Equipment	1,087,000	1,127,000
Data processing	1,218,000	1,209,000
Advertising	505,000	487,000
FDIC insurance premium	1,124,000	317,000
Charitable contributions	619,000	627,000
Stationery and supplies	253,000	399,000
Merchant processing	108,000	1,258,000
Bank-card related services	383,000	317,000
Miscellaneous	2,371,000	2,314,000
Total noninterest expenses	17,790,000	17,986,000
Income before income tax expense	5,113,000	4,949,000
Income tax expense	1,479,000	1,448,000
Net income	3,634,000	3,501,000
Dividends on preferred stock and accretion	504,000	-
Net Income available to common stockholders	$3,130,000	$3,501,000
Basic earnings per common share	$0.54	$0.60
Diluted earnings per common share	$0.54	$0.60
Weighted average number of common shares outstanding	5,832,186	5,853,562
Weighted average number of diluted common shares outstanding	5,836,739	5,865,126

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity

	Years Ended December 31, 2009 and 2008
							Accumulated
							Other
							Comprehensive
	Preferred	Common Stock		Retained	Treasury Stock		Income (Loss),
	Stock	Shares	Amount	Earnings	Shares	Amount	Net	Total

Balance -- December 31, 2007	$-	5,306,828	$34,871,000	$5,943,000	-	$-	$276,000	$41,090,000
Cash dividends declared ($0.34 per share)	-	-	-	(1,965,000)	-	-	-	(1,965,000)
Payment of discount on dividend reinvestment plan	-	-	(45,000)	-	-	-	-	(45,000)
5% Stock dividend	-	255,420	2,995,000	(3,096,000)	9,896	99,000	-	(2,000)
Common stock issued under stock plans	-	1,667	21,000	-	1,603	20,000	-	41,000
Stock option compensation expense	-	-	48,000	-	-	-	-	48,000
Stock options exercised	-	11,180	70,000	-	(1,499)	(21,000)	-	49,000
Tax benefit on stock options exercised	-	-	2,000	-	-	-	-	2,000
Repurchase common stock	-	-	-	-	(30,000)	(370,000)	-	(370,000)
Comprehensive income:
Net income	-	-	-	3,501,000	-	-	-	3,501,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $260,000)	-	-	-	-	-	-	383,000	383,000
Reclassification adjustment for gains in net income (net of taxes of $39,000)	-	-	-	-	-	-	64,000	64,000
Total comprehensive income								3,948,000
Balance -- December 31, 2008	-	5,575,095	37,962,000	4,383,000	(20,000)	(272,000)	723,000	42,796,000
Proceeds from issuance of preferred stock and a warrant	9,731,000	-	269,000	-	-	-	-	10,000,000
Preferred stock issuance costs	(48,000)	-	-	-	-	-	-	(48,000)
Cash dividends declared ($0.36 per share)	-	-	-	(2,110,000)	-	-	-	(2,110,000)
Payment of discount on dividend reinvestment plan	-	-	(44,000)	-	-	-	-	(44,000)
5% Stock dividend	-	249,129	2,114,000	(2,472,000)	28,502	356,000	-	(2,000)
Cash dividends accrued on preferred stock	-	-	-	(460,000)	-	-	-	(460,000)
Common stock issued under stock plans	-	2,288	22,000	-	2,566	23,000	-	45,000
Stock option compensation expense	-	-	48,000	-	-	-	-	48,000
Stock options exercised	-	8,003	44,000	-	(3,568)	(32,000)	-	12,000
Repurchase of common stock	-	-	-	-	(7,500)	(75,000)	-	(75,000)
Accretion of discount on preferred stock	44,000	-	-	(44,000)	-	-	-	-
Amortization of issuance costs	9,000	-	-	(9,000)	-	-	-	-
Comprehensive income:
Net income	-	-	-	3,634,000	-	-	-	3,634,000
Change in unrealized holding gains on securities available for sale arising during the period (net of tax benefit of $183,000)	-	-	-	-	-	-	(286,000)	(286,000)
Reclassification adjustment for gains in net income (net of taxes of $102,000)	-	-	-	-	-	-	156,000	156,000
Change in fair value of interest rate swap (net of tax benefit of $103,000)	-	-	-	-	-	-	(155,000)	(155,000)
Total comprehensive income								3,349,000
Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$2,922,000	-	$-	$438,000	$53,511,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2009	2008
Change in unrealized holding gains (losses on securities available for sale arising during the period)	$47,000	$849,000
Reclassification adjustment for gains in net income	258,000	103,000
Net unrealized gains (losses)	(211,000)	746,000
Tax effect	(81,000)	299,000
Net unrealized gains (losses), net of tax amount	(130,000)	447,000

Change in fair value of interest rate swap	(258,000)	-
Tax effect	(103,000)	-
Change in fair value of interest rate swap, net of tax amount	(155,000)	-

Total other comprehensive income (loss)	$(285,000)	$447,000

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	At December 31,
	2009	2008

Unrealized gain on securities available for sale	$593,000	$723,000
Unrealized loss on fair value of interest rate swap	(155,000)	-

Accumulated other comprehensive income, net	$438,000	$723,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,634,000	$3,501,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	841,000	918,000
Amortization of premiums and accretion of discounts, net	628,000	125,000
Accretion of deferred loan fees	(235,000)	(283,000)
Provision for loan losses	3,575,000	3,585,000
Originations of mortgage loans held for sale	(36,076,000)	(19,665,000)
Proceeds from sale of mortgage loans	36,104,000	20,748,000
Gain on sale of loans	(294,000)	(193,000)
Gains on sales and calls of securities	(258,000)	(103,000)
Loss on sale of equipment	-	12,000
Deferred income tax benefit	(1,210,000)	(365,000)
Amortization of intangible assets	32,000	33,000
Decrease (increase) in accrued interest receivable	204,000	(259,000)
Decrease in accrued interest payable	(389,000)	(498,000)
Increase in bank owned life insurance	(322,000)	(326,000)
Nonqualified stock option expense	48,000	48,000
Increase in other assets	(3,133,000)	(197,000)
Increase (decrease) in other liabilities	598,000	(633,000)
Net cash provided by operating activities	3,747,000	6,448,000

Cash flows from investing activities:
Purchase of securities available for sale	(69,388,000)	(45,353,000)
Proceeds from maturities and principal repayments on securities available for sale	15,444,000	7,095,000
Proceeds from sales and calls on securities available for sale	40,654,000	24,945,000
Purchase of securities held to maturity	(42,913,000)	(17,210,000)
Proceeds from maturities and principal repayments on securities held to maturity	7,093,000	4,715,000
Proceeds from calls of securities held to maturity	16,666,000	4,770,000
Purchase of FHLB-NY stock	(807,000)	(437,000)
Net increase in loans	(22,356,000)	(21,715,000)
Additions to premises and equipment	(232,000)	(454,000)
Sale of equipment	-	4,000
Purchase of BOLI	(567,000)	-
Net cash used in investing activities	(56,406,000)	(43,640,000)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(10,672,000)	(2,894,000)
Net increase in interest-bearing deposits	34,071,000	37,126,000
Net increase (decrease) increase in securities sold under agreement to repurchase	236,000	(2,123,000)
Net increase (decrease) increase in short term borrowings	11,700,000	(9,900,000)
Proceeds from long term borrowings	6,000,000	65,000,000
Payments on long term borrowings	-	(46,845,000)
Proceeds from issuance of preferred stock and warrants	9,951,000	-
Cash dividends paid on common stock	(2,112,000)	(1,967,000)
Cash dividends paid on preferred stock	(396,000)	-
Payment of discount on dividend reinvestment plan	(44,000)	(45,000)
Purchase of treasury stock	(75,000)	(370,000)
Exercise of stock options	12,000	49,000
Tax benefit of stock plans	-	2,000
Issuance of common stock	45,000	41,000
Net cash provided by financing activities	48,716,000	38,074,000

Net (decrease) increase in cash and cash equivalents	(3,943,000)	882,000
Cash and cash equivalents - beginning	12,814,000	11,932,000
Cash and cash equivalents - ending	$8,871,000	$12,814,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,200,000	$13,269,000
Cash paid during the year for income taxes	$1,831,000	$2,453,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (‘the Bank”), together referred to as “the Corporation”.  Atlantic Stewardship Bank includes its wholly owned subsidiaries, Stewardship Investment Corporation (whose primary business is to own and manage an investment portfolio), Stewardship Realty LLC (whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey) and Atlantic Stewardship Insurance Company, LLC (whose primary business is insurance).  The Bank’s subsidiaries have an insignificant impact on the daily operations.  All significant intercompany transactions and balances are eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform to the current presentation.

The Corporation provides financial services through the Bank’s offices in Bergen, Passaic, and Morris Counties, New Jersey.  Its primary products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow generated from the operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectability of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market.  The Corporation has not made loans to borrowers outside the United States.

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

Cash flows

Cash and cash equivalents include cash and deposits with other financial institutions under 90 days and interest-bearing deposits in other banks under 90 days.  Net cash flows are reported for customer loan and deposit transactions, and short term borrowings and securities sold under agreement to repurchase.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before it’s anticipated recovery.

Federal Home Loan Bank (“FHLB”) stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value.  Cash dividends are reported as income.

Mortgage loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis.  Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors.  Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost.  All loans are sold with servicing rights released to the buyer.

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

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and classified as impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures.

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

Intangible assets

Gross intangible assets totaled $750,000 with accumulated amortization of $745,000 and $713,000 at December 31, 2009 and 2008, respectively.  Intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired through a branch acquisition, completed in 1995, which did not qualify as a business combination.   Intangible assets, net of accumulated amortization amounted to $5,000 and $37,000 at December 31, 2009 and 2008, respectively, and are amortized on a straight-line method over a period of fifteen years.

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

Stock Dividends

Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

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

Stock-based compensation

Stock-based compensation cost is recognized using the fair value method.  Compensation cost is recognized for stock options issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Comprehensive income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains or losses on cash flow hedges, net of tax, which are also recognized as separate components of equity.

Earnings per common share

Basic earnings per common share is calculated by dividing net income available to commons stockholders by the weighted average number of common shares outstanding during the period.  Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similar to that of the basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares and common stock warrants were issued.

All share and per share amounts have been restated to reflect a 5% stock dividend paid November, 2009 and 2008.

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

The Corporation designated the hedge as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and, if ineffective, is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship.  This documentation includes linking the fair value of cash flow hedge to a specific liability on the balance sheet.  The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in fair values or cash flows of the hedged items.

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

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, “The FASB Accounting Standards CodificationTM (“ASC” or the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”.  This Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, but will, instead, issue Accounting Standards Updates.  The adoption of the Codification did not have a material effect on the Corporation’s results of operations or financial position.

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

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, Recognition and presentation of Other-Than-Temporary Impairments, which were codified into ASC 320-10.  This guidance amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  This guidance requires an entity to access whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption did not have a material effect on the Corporation’s results of operations or financial position.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which was codified into ASC 810-10.  This guidance changes the accounting and reporting for minority interests, which are now re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  The adoption did not have a significant impact on the Corporation’s results of operations or financial position.

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

Recently Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC 810.  The objective of this guidance is to improve financial reporting by corporations involved with variable interest entities.  This standard has not yet been incorporated into the Codification.  The guidance is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The adoption, planned for the first quarter of 2010, is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, which was codified into ASC 810.  The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This standard has not yet been incorporated into the Codification.  The guidance is effective for interim and annual reporting periods ending after November 15, 2009.  Early adoption is not permitted.  The adoption, planned for the first quarter of 2010, is not expected to have a material effect on the Corporation’s results of operations or financial position.

Note 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on the Bank’s deposits.  The average amounts of the reserves on deposit for the years ended December 31, 2009 and 2008 were approximately $225,000 and $300,000, respectively.

Note 3.  SECURITIES - AVAILABLE FOR SALE AND HELD TO MATURITY

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies:
After one year through five years	$6,707,000	$5,000	$66,000	$6,646,000
After five years through ten years	12,754,000	56,000	128,000	12,682,000
After ten years	13,181,000	31,000	254,000	12,958,000
	32,642,000	92,000	448,000	32,286,000

Obligations of state and political
subdivisions:
After one year through five years	303,000	7,000	-	310,000
After five years through ten years	2,981,000	92,000	1,000	3,072,000
After ten years	2,000,000	23,000	8,000	2,015,000
	5,284,000	122,000	9,000	5,397,000

Mortgage-backed securities-residential:
Within one year	648,000	5,000	-	653,000
After one year through five years	1,991,000	51,000	-	2,042,000
After five years through ten years	3,465,000	144,000	-	3,609,000
After ten years	54,956,000	1,223,000	255,000	55,924,000
	61,060,000	1,423,000	255,000	62,228,000

Total debt securities	98,986,000	1,637,000	712,000	99,911,000
Other equity investments	3,058,000	66,000	9,000	3,115,000
	$102,044,000	$1,703,000	$721,000	$103,026,000

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies:
After one year through five years	$1,499,000	$14,000	$-	$1,513,000
After five years through ten years	21,380,000	499,000	1,000	21,878,000
After ten years	26,070,000	228,000	29,000	26,269,000
	48,949,000	741,000	30,000	49,660,000

Obligations of state and political
subdivisions:
Within one year	711,000	1,000	-	712,000
After one year through five years	304,000	3,000	-	307,000
After five years through ten years	2,237,000	2,000	59,000	2,180,000
After ten years	2,752,000	-	131,000	2,621,000
	6,004,000	6,000	190,000	5,820,000

Mortgage-backed securities-residential:
After one year through five years	4,199,000	46,000	7,000	4,238,000
After five years through ten years	4,315,000	142,000	-	4,457,000
After ten years	22,455,000	528,000	8,000	22,975,000
	30,969,000	716,000	15,000	31,670,000

Total debt securities	85,922,000	1,463,000	235,000	87,150,000
Other equity investments	2,908,000	-	35,000	2,873,000

	$88,830,000	$1,463,000	$270,000	$90,023,000

Cash proceeds realized from sales and calls of securities available for sale for the years ended December 31, 2009 and 2008 were $40,654,000 and $24,945,000, respectively.  There were gross gains totaling $237,000 and no gross losses realized on sales or calls during the year ended December 31, 2009.  The tax provision related to these realized gains was $86,000.  There were gross gains totaling $79,000 and no gross losses realized on sales or calls during the year ended December 31, 2008.  The tax provision related to these realized gains was $30,000.

The fair value of available for sale securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2009 was $500,000.  See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	December 31, 2009
	Amortized	Gross Unrecognized
	Cost	Gains	Losses	Fair Value
U.S. government-sponsored agencies:
After one year through five years	$4,202,000	$35,000	$-	$4,237,000
After five years through ten years	9,265,000	14,000	258,000	9,021,000
After ten years	6,454,000	41,000	93,000	6,402,000
	19,921,000	90,000	351,000	19,660,000

Obligations of state and political
subdivisions:
Within one year	879,000	11,000	-	890,000
After one year through five years	8,331,000	219,000	18,000	8,532,000
After five years through ten years	13,490,000	533,000	51,000	13,972,000
After ten years	4,338,000	108,000	15,000	4,431,000
	27,038,000	871,000	84,000	27,825,000

Mortgage-backed securities-residential:
Within one year	200,000	4,000	-	204,000
After one year through five years	426,000	19,000	-	445,000
After five years through ten years	6,322,000	218,000	-	6,540,000
After ten years	13,810,000	306,000	25,000	14,091,000
	20,758,000	547,000	25,000	21,280,000

	$67,717,000	$1,508,000	$460,000	$68,765,000

	December 31, 2008
	Amortized	Gross Unrecognized
	Cost	Gains	Losses	Fair Value

U.S. government-sponsored agencies:
After one year through five years	$399,000	$32,000	$-	$431,000
After five years through ten years	3,009,000	37,000	-	3,046,000
After ten years	6,882,000	148,000	-	7,030,000
	10,290,000	217,000	-	10,507,000
Obligations of state and political
subdivisions:
Within one year	1,149,000	4,000	-	1,153,000
After one year through five years	2,392,000	19,000	-	2,411,000
After five years through ten years	13,981,000	87,000	131,000	13,937,000
After ten years	5,526,000	-	170,000	5,356,000
	23,048,000	110,000	301,000	22,857,000
Mortgage-backed securities-residential:
Within one year	60,000	-	-	60,000
After one year through five years	801,000	11,000	-	812,000
After five years through ten years	1,575,000	55,000	-	1,630,000
After ten years	13,082,000	205,000	3,000	13,284,000
	15,518,000	271,000	3,000	15,786,000

	$48,856,000	$598,000	$304,000	$49,150,000

Cash proceeds realized from calls of securities held to maturity for the years ended December 31, 2009 and 2008 were $16,666,000 and $4,770,000, respectively.  Gross gains totaling $21,000 and no losses were realized from calls for the year ended December 31, 2009.  The tax provision related to these realized gains was $9,000.  Gross gains totaling $24,000 and no losses were realized from calls during the year ended December 31, 2008.  The tax provision related to these realized gains was $9,000.

The amortized cost of held to maturity securities pledged to secure public deposits for the two years ending December 31, 2009 and 2008 were $700,000 and $700,000, respectively.  The amortized cost of securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2009 was $364,000.  See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  This might cause actual maturities to differ from the contractual maturities summarized above.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks and the Federal Home Loan Mortgage Corporation.  At year end 2009 and 2008, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of stockholders' equity.

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2009 and 2008, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2009 and 2008.

Available for Sale
2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$23,282,000	$(361,000)	$2,913,000	$(87,000)	$26,195,000	$(448,000)
Obligations of state and political
subdivisions	373,000	(2,000)	443,000	(7,000)	816,000	(9,000)
Mortgage-backed securities-residential	15,156,000	(255,000)	-	-	15,156,000	(255,000)
Other equity investments	-	-	33,000	(9,000)	33,000	(9,000)
Total temporarily impaired securities	$38,811,000	$(618,000)	$3,389,000	$(103,000)	$42,200,000	$(721,000)

2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$7,464,000	$(30,000)	$-	$-	$7,464,000	$(30,000)
Obligations of state and political
subdivisions	4,709,000	(190,000)	-	-	4,709,000	(190,000)
Mortgage-backed securities-residential	1,651,000	(8,000)	438,000	(7,000)	2,089,000	(15,000)
Other equity investments	40,000	(4,000)	2,742,000	(31,000)	2,782,000	(35,000)
Total temporarily impaired securities	$13,864,000	$(232,000)	$3,180,000	$(38,000)	$17,044,000	$(270,000)

Held to Maturity
2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$12,529,000	$(351,000)	$-	$-	$12,529,000	$(351,000)
Obligations of state and political
subdivisions	4,504,000	(69,000)	401,000	(15,000)	4.905,000	(84,000)
Mortgage-backed securities-residential	1,949,000	(25,000)	-	-	1,949,000	(25,000)
Total temporarily impaired securities	$18,982,000	$(445,000)	$401,000	$(15,000)	$19,383,000	$(460,000)

2008	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and political
subdivisions	13,440,000	(301,000)	-	-	13,440,000	(301,000)
Mortgage-backed securities-residential	2,715,000	(3,000)	-	-	2,715,000	(3,000)
Total temporarily impaired securities	$16,155,000	$(304,000)	$-	$-	$16,155,000	$(304,000)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by applying the appropriate OTTI model.  Investment securities classified as available for sale or held to maturity are evaluated for OTTI under generally accepted accounting principles (“GAAP”).

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

At December 31, 2009 there were three U. S. government sponsored agency securities, three fixed rate municipal obligation securities, and certain equity investments in a continuous loss position for 12 months or longer.  The market value, and therefore the loss position, for each type of security responds differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Corporation’s belief that the declines are temporary.  The Corporation’s unrealized losses are primarily due to the changes in interest rates.  These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Note 4.  LOANS AND NONPERFORMING LOANS

The loan portfolio consisted of the following:

	December 31,
	2009	2008

Mortgage:
Residential	$36,246,000	$40,337,000
Commercial	246,212,000	226,183,000
Commercial	114,893,000	100,282,000
Home Equity	21,779,000	21,208,000
Installment	41,006,000	51,290,000
Other	340,000	356,000
Total gross loans	460,476,000	439,656,000

Less: Deferred loan fees, net of costs	437,000	387,000
Allowance for loan losses	6,920,000	5,166,000
	7,357,000	5,553,000

Loans, net	$453,119,000	$434,103,000

At December 31, 2009 and 2008 loans participated by the Corporation to other organizations totaled approximately $31,710,000 and $28,642,000, respectively.

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2009	2008

Balance, beginning	$5,166,000	$4,457,000
Provision charged to operations	3,575,000	3,585,000
Recoveries of loans charged off	105,000	26,000
Loans charged off	(1,926,000)	(2,902,000)

Balance, ending	$6,920,000	$5,166,000

The Corporation has entered into lending transactions in the ordinary course of business with directors, executive officers and principal stockholders of the Corporation and their affiliates.  At December 31, 2009 and 2008, these loans aggregated approximately $2,413,000 and $2,683,000, respectively.  During the year ended December 31, 2009, new loans totaling $1,393,000 were granted and repayments totaled approximately $1,663,000.  The loans, at December 31, 2009, were current as to principal and interest payments.

Nonperforming loans include the following:
	December 31,
	2009	2008

Nonaccrual loans	$19,656,000	$4,230,000
Loans past due 90 days or more and accruing	415,000	353,000
Restructured loans	2,846,000	1,855,000
Total nonperforming loans	$22,917,000	$6,438,000

Nonaccrual loans and loans past due 90 days or more and accruing included both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Restructured loans classified as nonaccrual for the years ended December 31, 2009 and December 31, 2008 were $23,000 and $22,000, respectively.

The following information is presented for loans classified as nonaccrual and restructured:

	Year ended December 31,
	2009	2008

Income that would have been recorded under contractual terms	$1,696,000	$400,000
Less interest income received	627,000	222,000
Lost income on loans during the year	$1,069,000	$178,000

Impaired loans consisted of the following:

	December 31,
	2009	2008

Impaired Loans
With related allowance for loan loss	$8,668,000	$2,762,000
Without related allowance for loan loss	13,834,000	3,323,000
Total impaired loans	$22,502,000	$6,085,000

Related allowance for possible credit losses	$1,903,000	$481,000

Average investment in impaired loans	$13,700,000	$2,609,000

Interest recognized on impaired loans	$182,000	$73,000

Note 5.  PREMISES AND EQUIPMENT, NET

	December 31,
	2009	2008

Land	$2,999,000	$2,999,000
Buildings and improvements	2,928,000	2,893,000
Leasehold improvements	2,178,000	2,188,000
Furniture, fixtures and equipment	3,627,000	4,292,000
	11,732,000	12,372,000
Less: accumulated depreciation and amortization	4,871,000	4,902,000
Total premises & equipment, net	$6,861,000	$7,470,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $841,000 and $918,000 in 2009 and 2008, respectively.

Note 6.  DEPOSITS

	December 31, 2009		December 31, 2008
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Noninterest-bearing demand	-%	$88,427,000	-%	$99,099,000

NOW accounts	1.66%	133,270,000	0.86%	73,176,000
Money market accounts	0.98%	85,014,000	1.95%	87,592,000
Total interest-bearing demand	1.40%	218,284,000	1.45%	160,768,000

Statement savings and clubs	0.42%	41,366,000	0.58%	36,447,000
Business savings	0.40%	4,417,000	0.49%	3,180,000
Total savings	0.42%	45,783,000	0.57%	39,627,000

IRA investment and variable rate savings	3.65%	33,905,000	4.04%	30,073,000
Brokered certificates	-%	-	3.06%	30,698,000
Money market certificates	2.37%	143,531,000	3.39%	146,266,000
Total certificates of deposit	2.61%	177,436,000	3.44%	207,037,000

Total interest-bearing deposits	1.78%	441,503,000	2.38%	407,432,000

Total deposits	1.49%	$529,930,000	1.91%	$506,531,000

Certificates of deposit with balances of $100,000 or more at December 31, 2009 and 2008, totaled $87,117,000 and $80,326,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31, 2009

2010	$125,283,000
2011	31,992,000
2012	12,100,000
2013	6,817,000
2014	1,244,000
$177,436,000

Note 7.  BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
Advances maturing	Amount	Rate	Amount	Rate

Within one year	$18,600,000	0.32%	$6,900,000	0.44%
After one year, but within two years	3,000,000	2.28%	-	-%
After two years, but within three years	3,000,000	2.86%	-	-%
After three years, but within four years	15,000,000	3.30%	-	-%
After four years, but within five years	-	-%	15,000,000	3.30%
After five years	15,000,000	1.98%	15,000,000	1.98%
	$54,600,000	1.84%	$36,900,000	2.23%

During the years 2009 and 2008, the maximum amount of FHLB-NY advances outstanding at any month end was $64.1 million and $64.0 million, respectively.  The average amount of advances outstanding during the year ended December 31, 2009 and 2008 was $44.5 million and $44.3 million, respectively.

Advances totaling $30.0 million have quarterly call features, of which $5.0 million have not yet reached their first call date.  Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities.  The loans remain under the control of the Corporation.  Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2009 and 2008, the advances were collateralized by $21.7 million and $28.5 million, respectively, of first mortgage loans under the blanket lien arrangement.  Additionally, the advances were collateralized by $42.9 million and $44.2 million of investment securities as of December 31, 2009 and 2008 respectively.  Based on the collateral the Corporation was eligible to borrow up to a total of $64.6 million at December 31, 2009 and $72.7 million at December 31, 2008.

At December 31, 2009, the Corporation had available an overnight line of credit and a one-month overnight repricing line of credit with the FHLB-NY, each in the amount of $64.3 million.  In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $23 million on an unsecured basis.  There were no borrowings under these lines of credit at December 31, 2009 and 2008.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

At December 31, 2009 and 2008, included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker to borrow $14 million with a maturity in 2014.  The borrowing had a fixed interest rate of 3.25% for the first year and then converted to a floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.0% floor.  This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker.  The remaining balances at December 31, 2009 as well as the balances at December 31, 2008 were securities sold to Bank customers at fixed rates with maturities varying from 91 days to one year.  These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2009 and 2008, securities sold under agreements to repurchase were collateralized by U.S. Treasury and agency securities having a carrying value of approximately $19,270,000 and $19,433,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2009	2008

Balance	$15,396,000	$15,160,000
Weighted average interest rate at year end	4.72%	5.00%
Weighted average length of maturity	6.4 years	6.5 years
Maximum amount outstanding at any month end
during the year	$16,019,000	$16,599,000
Average amount outstanding during the year	$15,316,000	$16,259,000
Average interest rate during the year	4.92%	3.85%

Note 8.  SUBORDINATED DEBENTURES

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”).  The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (“Debentures”) maturing September 17, 2033.  The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities.  The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities.  The Corporation is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Corporation’s consolidated financial statements, but rather the subordinated debentures are shown as a liability.

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%.  Beginning September 17, 2008, the rate floats quarterly at a rate of three month London Interbank Offered Rate (LIBOR) plus 2.95%.  At December 31, 2009 and 2008 the rate on both the Capital Securities and the Debentures was 3.20% and 4.82%, respectively. The Corporation has the right to defer payments of interest on the subordinated debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 9.  REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed the institution's category.

Management believes that, as of December 31, 2009 the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2009 and 2008 compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under the prompt corrective action regulations:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Leverage (Tier 1) capital
Consolidated	$60,067,000	9.22%	$26,065,000	4.00%	N/A	N/A
Bank	55,049,000	8.51%	25,881,000	4.00%	$32,352,000	5.00%

Risk-based capital:
Tier 1
Consolidated	60,067,000	11.99%	20,041,000	4.00%	N/A	N/A
Bank	55,049,000	11.02%	19,986,000	4.00%	29,979,000	6.00%

Total
Consolidated	66,338,000	13.24%	40,081,000	8.00%	N/A	N/A
Bank	61,303,000	12.27%	39,972,000	8.00%	49,965,000	10.00%

December 31, 2008
Leverage (Tier 1) capital
Consolidated	$49,014,000	8.01%	$24,480,000	4.00%	N/A	N/A
Bank	44,069,000	7.26%	24,288,000	4.00%	$30,360,000	5.00%

Risk-based capital:
Tier 1
Consolidated	49,014,000	10.50%	18,680,000	4.00%	N/A	N/A
Bank	44,069,000	9.46%	18,630,000	4.00%	27,945,000	6.00%

Total
Consolidated	54,180,000	11.60%	37,360,000	8.00%	N/A	N/A
Bank	49,234,000	10.57%	37,259,000	8.00%	46,574,000	10.00%

Note 10.  PREFERRED STOCK

On January 30, 2009, the Corporation received $10 million as part of the United States Treasury Department’s Troubled Asset Relief Program – Capital Purchase Program. In exchange, the Corporation issued 10,000 Senior Preferred shares and a warrant to purchase 133,475 of common shares.

The Senior Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Senior Preferred Shares are outstanding.

The warrant has an exercise price of $11.24 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

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

Note 11.  BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees.  Contributions are determined by the Corporation’s Board of Directors on an annual basis.  Total profit sharing plan expense for the years ended December 31, 2009 and 2008 amounted to approximately $255,000 and $281,000, respectively.

The Corporation also has a 401(k) plan which covers all eligible employees.  Participants may elect to contribute up to 15% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code.  The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution.  Total 401(k) expense for the years ended December 31, 2009 and 2008 amounted to approximately $112,000 and $70,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation.  Total stock purchases amounted to 5,096 and 3,605 shares during 2009 and 2008, respectively.  At December 31, 2009 the Corporation had 217,041 shares reserved for issuance under this plan.

Note 12.  STOCK-BASED COMPENSATION

At December 31, 2009, the Corporation had various types of stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  Shares are purchased for Directors in the open market and resulted in purchases of 3,720 and 6,937 shares for 2009 and 2008, respectively.  At December 31, 2009 the Corporation had 553,026 shares reserved for issuance under this plan.

Employee Stock Option Plan

The Employee Stock Option Plan provided for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee.  There were no options granted during 2009 or 2008.  While there are still options outstanding under this plan, the plan does not allow for additional grants after May 2006.  Under the plan, the exercise price of options may be paid in cash or with shares already owned.  During 2009 and 2008, 3,746 and 1,574 shares, respectively, were used to satisfy the exercise of options.  A summary of the status of the qualified stock options as of December 31, 2009 and changes during the year then ended is presented as follows:

	2009
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	28,646	$7.50
Exercised	(8,370)	5.31
Forfeited	(563)	11.19
Outstanding at end of year	19,713	$8.33

Intrinsic value at year end	$27,223
Options exercisable at year end	19,713
Intrinsic value of options exercisable	$27,223
Weighted-average remaining contractual term (years)	1.72

The intrinsic value of options exercised was $23,000 and $80,000 for the years ended December 31, 2009 and 2008, respectively.  The Corporation received cash from the exercise of options in the amount of $12,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively.

The following table summarizes information about the qualified employee stock options outstanding and exercisable at December 31, 2009:

	Number	Weighted-Average
Exercise	Outstanding	Remaining
Price	at 12/31/09	Life
$5.83	10,520	0.13 years
11.19	9,193	3.54
$8.33	19,713	1.72 years

Non-Employee Directors Stock Option Plans

The 2001 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be granted to Directors of the Corporation.  The options granted under the plan have exercise prices which represented market price of the stock at the date of grant.  No options have been granted since 2005.  While there are still options outstanding under this plan, the plan does not allow for additional grants after May 2006.  The plan allows for the exercise price of options to be paid in cash or with shares already owned.

The 2006 Stock Option Plan for Non-Employee Directors provides for options to purchase shares of common stock to be granted to Non-Employee Directors of the Corporation.  Under this plan, options vest in equal installments over a period of five years on an annual basis.  Options expire on the earlier of the sixth anniversary of the date of the grant or May 15, 2012.  Options were granted in 2006 to all Non-Employee Directors.  During the year ended December 31, 2009, 2,431 options were granted.  At December 31, 2009 the Corporation had 9,724 shares reserved for issuance under this plan.

Total compensation cost that has been charged against income for these plans was $48,000 for both the years ended December 31, 2009 and 2008.

A summary of the status of the nonqualified stock options issued under the 2001 and 2006 Stock Option Plan for Non-Employee Directors as of December 31, 2009 is presented below:

	2009
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	60,904	$11.20
Granted	2,431	9.00
Outstanding at end of year	63,335	$11.12

Intrinsic value at year end	$-
Options exercisable at year end	36,594
Intrinsic value of options exercisable	$-
Weighted-average remaining contractual term (years)	2.22

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatility is based on the historical volatility of the Corporation’s common stock.  The Corporation uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted for the year ended December 31, 2009 were determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	0.88%
Expected term	2.42 years
Expected stock price volatility	42.13%
Dividend yield	3.88%

No options were exercised under either the 2001 Stock Option Plan for Non-Employee Directors or the 2006 Stock Option Plan for Non-Employee Directors during the year ended December 31, 2009.  For the year ended December 31, 2008 the Corporation received cash from the exercise of options in the amount of $27,000.  The Corporation realized a tax benefit from the options exercised in the year ended December 31, 2008 of $2,000.

The following table summarizes information about the nonqualified Non-Employee Director stock options outstanding and exercisable at December 31, 2009:

	Number	Weighted-Average	Number
Exercise	Outstanding	Remaining	Exercisable
Price	at 12/31/09	Life	at 12/31/09
$12.07	6,205	0.80 years	6,205
11.11	54,699	2.37	30,389
9.00	2,431	2.37	-
$11.12	63,335	2.22 years	36,594

Unrecognized compensation expense totaled $70,000 and will be recognized over the next 1.4 years.

Note 13:  EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 2009 and 2008:

	2009	2008

Net income	$3,634,000	$3,501,000
Dividends on preferred stock and accretion	504,000	-
Net income available to common stockholders	$3,130,000	$3,501,000

Weighted average common shares outstanding - basic	5,832,186	5,853,562
Effect of dilutive securities - stock options	4,553	11,564

Weighted average common shares outstanding - diluted	5,836,739	5,865,126

Earnings per common share:
Basic	$0.54	$0.60
Diluted	$0.54	$0.60

Stock options granting 70,368 and 62,308 shares of common stock for the years ended December 31, 2009 and 2008, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  A common stock warrant to purchase 122,504 average shares of common stock was not considered in computing diluted earnings per common share for the year ended December 31, 2009 because it was antidilutive.

Note 14.  INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	Year ended December 31,
	2009	2008
Current tax expense:
Federal	$2,045,000	$1,364,000
State	644,000	449,000
	2,689,000	1,813,000
Deferred tax benefit:
Federal	(938,000)	(293,000)
State	(278,000)	(89,000)
Valuation allowance	6,000	17,000
	(1,210,000)	(365,000)

	$1,479,000	$1,448,000

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Year Ended December 31,
	2009	2008

Federal income tax	$1,738,000	$1,683,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	246,000	245,000
Nontaxable interest income	(398,000)	(375,000)
Life insurance	(113,000)	(108,000)
Nondeductible expenses	24,000	28,000
Change in valuation reserve – federal	-	(7,000)
Other items, net	(18,000)	(18,000)

Effective federal income taxes	$1,479,000	$1,448,000

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,764,000	$2,063,000
Accrued reserves	17,000	27,000
Stock compensation	79,000	60,000
Nonaccrual loan interest	489,000	75,000
Depreciation	268,000	167,000
Contribution carry forward	183,000	206,000
State capital loss carry forward	83,000	96,000
	3,883,000	2,694,000
Valuation reserve	(105,000)	(111,000)
	3,778,000	2,583,000
Deferred tax liabilities:
Unrealized gains on securities available for sale	294,000	470,000
Other	34,000	50,000
	328,000	520,000

Net deferred tax assets	$3,450,000	$2,063,000

The Corporation has provided a full valuation allowance relating to all of the state tax benefits of both net operating loss carryforwards and contribution carryforwards.  The Corporation has also provided a federal valuation allowance against some of its contribution carryforwards.  Management has determined that it is more likely than not that it will not be able to realize the deferred tax benefits described above.

There were no unrecognized tax benefits during the year or at the year ending December 31, 2009 and 2008. There were no tax interest and penalties recorded in the income statement for the year ended December 31, 2009 and 2008.  There were no tax interest and penalties accrued for the year ended December 31, 2009 and 2008.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2006.

Note 15.  COMMITMENTS AND CONTINGENCIES

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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2009, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.9 million at variable rates averaging 5.50% and $3.3 million at fixed rates averaging 4.92%.  All these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $10.7 million were extended with variable rates averaging 6.49% and $3.5 million were extended at fixed rates averaging 6.27%.  Generally, commitments were due to expire within approximately 120 days.

Additionally, at December 31, 2009, the Corporation was committed for approximately $75.0 million of unused lines of credit, consisting of $19.4 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.3 million relating to an unsecured overdraft protection program, and $51.3 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby and commercial letters of credit aggregated approximately $3.2 million at December 31, 2009, of which $3.0 million expires within one year.  Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

Rental expense under long-term operating lease for branch offices amounted to approximately $1,059,000 and $980,000 during the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter as follows:

Year Ending December 31	Minimum Rent

2010	$935,000
2011	936,000
2012	919,000
2013	891,000
2014	640,000
Thereafter	2,645,000
$6,966,000

Contingencies

The Corporation is also subject to litigation which arises primarily in the ordinary course of business.  In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.

Note 16.  DIVIDEND LIMITATION

The Corporation's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the proceeding two years.  At December 31, 2009 the Bank could have paid dividends totaling approximately $5.0 million.  At December 31, 2009, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.  As noted in Note 10, until the earlier of the third anniversary of the Treasury’s investment in the Senior Preferred Shares or when all of the Senior Preferred Shares have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend.

Note 17.  INTEREST RATE SWAP

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million as of December 31, 2009 was designated as a cash flow hedge of the Subordinated Debentures and was determined to be fully effective during the year ended December 31, 2009.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining terms of the swap.  As of December 31, 2009, the interest rate swap is secured by investment securities with a fair value of $493,000.

Summary information about the interest-rate swap designated as a cash flow hedge as of December 31, 2009 is as follows:

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$258,000

The fair value of the interest rate swap of $258,000 was included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The Effect of Derivative Instruments on the Consolidated Income Statement
for the year ended December 31, 2009

Amount of Loss,
net of taxes,
Recognized in OCI
on Derivative
Cash Flow Hedging Relationship	(Effective Portion)

Cash flow hedge	$155,000

Note 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

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

The fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2009
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$32,286,000	$-	$32,286,000	$-
Obligations of state and		-
political subdivisions	5,397,000	-	5,397,000	-
Mortgage-backed securities-
residential	62,228,000	-	62,228,000	-
Other equity investments	3,115,000	-	3,115,000	-
Total available for
sale securities	$103,026,000	$-	$103,026,000	$-
Liabilities:
Interest rate swap	$258,000	$-	$258,000	$-

	December 31, 2008
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$49,660,000	$-	$49,660,000	$-
Obligations of state and
political subdivisions	5,820,000	-	5,820,000	-
Mortgage-backed securities-
residential	31,670,000	-	31,670,000	-
Other equity investments	2,873,000	-	2,873,000	-
Total available for
sale securities	$90,023,000	$-	$90,023,000	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2009
Assets:
Impaired loans	$6,765,000	$-	$-	$6,765,000

	December 31, 2008
Assets:
Impaired loans	$2,281,000	$-	$-	$2,281,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,668,000, with a valuation allowance of $1,903,000, resulting in an additional provision for loan losses of $1,422,000 for the year ended December 31, 2009.

Impaired loans, had a carrying amount of $2,762,000, with a valuation allowance of $481,000, resulting in an additional provision for loan losses of $442,000 for the year ended December 31, 2008.

Fair value estimates, methods and assumptions are set forth below, for items not previously presented, for the Corporation’s financial instruments.

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$8,871,000	$8,871,000	$12,814,000	$12,814,000
Securities available for sale	103,026,000	103,026,000	90,023,000	90,023,000
Securities held to maturity	67,717,000	68,765,000	48,856,000	49,150,000
FHLB-NY stock	3,227,000	N/A	2,420,000	N/A
Net loans	453,119,000	453,813,000	434,103,000	436,193,000
Accrued interest receivable	3,167,000	3,167,000	3,371,000	3,371,000

Financial liabilities:
Deposits	529,930,000	531,230,000	506,531,000	508,325,000
FHLB-NY Advances	54,600,000	51,949,000	36,900,000	34,973,000
Securities sold under agreements to repurchase	15,396,000	15,396,000	15,160,000	15,160,000
Subordinated debenture	7,217,000	5,943,000	7,217,000	7,399,000
Accrued interest payable	1,193,000	1,193,000	1,582,000	1,582,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents
The carrying amount approximates fair value.

Securities available for sale and held to maturity
The methods for determining the fair values for securities were described previously.

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

Subordinated debenture
The fair value of the subordinated debenture is based on the discounted value of the cash flows.  The discount rate is estimated using market rates which reflect the interest rate risk and credit risk inherent in the debenture.

Accrued interest payable
The carrying amount approximates fair value.

Commitments to extend credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at December 31, 2009 and 2008 the fair value of such commitments were not material.

Limitations
The preceding fair value estimates were made at December 31, 2009 and 2008, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2009 and 2008, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 19.  PARENT COMPANY ONLY

The Corporation was formed in January, 1995, to operate its subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting.  Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2009	2008
Assets

Cash and due from banks	$294,000	$131,000
Securities available for sale	3,436,000	2,582,000
Securities held to maturity	992,000	1,992,000
Investment in subsidiary	55,689,000	44,833,000
Accrued interest receivable	30,000	45,000
Other assets	528,000	466,000

Total assets	$60,969,000	$50,049,000

Liabilities and Stockholders’ Equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	241,000	36,000
Stockholders' equity	53,511,000	42,796,000

Total liabilities and Stockholders' equity	$60,969,000	$50,049,000

Condensed Statements of Income

	Years ended December 31,
	2009	2008

Interest income - securities available for sale	$103,000	$126,000
Interest income - securities held to maturity	104,000	110,000
Dividend income	3,000,000	2,100,000
Other income	24,000	18,000
Total income	3,231,000	2,354,000

Interest expense	285,000	466,000
Other expenses	319,000	216,000
Total expenses	604,000	682,000

Income before income tax benefit	2,627,000	1,672,000
Tax benefit	(125,000)	(144,000)
Income before equity in undistributed earnings of subsidiary	2,752,000	1,816,000
Equity in undistributed earnings of subsidiary	882,000	1,685,000
Net income	3,634,000	3,501,000
Dividends on preferred stock and accretion	504,000	-
Net income available to common stockholders	$3,130,000	$3,501,000

Condensed Statements of Cash Flows

	Years ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$3,634,000	$3,501,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(882,000)	(1,685,000)
Amortization of premiums and accretion of discounts, net	4,000	(1,000)
Gain on calls and sales of securities	(13,000)	-
Decrease (increase) in accrued interest receivable	15,000	(2,000)
Increase in other assets	(33,000)	(49,000)
(Decrease) increase in other liabilities	(13,000)	3,000
Net cash provided by operating activities	2,712,000	1,767,000

Cash flows from investing activities:
Purchase of securities available for sale	(3,028,000)	(998,000)
Proceeds from principal repayments on securities available for sale	98,000	-
Proceeds from calls on securities available for sale	2,000,000	1,000,000
Proceeds from calls on securities held to maturity	1,000,000	-
Investment in subsidiary bank	(10,000,000)	-
Net cash (used in) provided by investing activities	(9,930,000)	2,000

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	9,951,000	-
Cash dividends paid on common stock	(2,112,000)	(1,967,000)
Cash dividends paid on preferred stock	(396,000)	-
Payment of discount on dividend reinvestment plan	(44,000)	(45,000)
Purchase of treasury stock	(75,000)	(370,000)
Exercise of stock options	12,000	49,000
Tax benefit of stock plans	-	2,000
Issuance of common stock	45,000	41,000
Net cash provided by (used in) financing activities	7,381,000	(2,290,000)

Net increase (decrease) in cash and cash equivalents	163,000	(521,000)
Cash and cash equivalents - beginning	131,000	652,000
Cash and cash equivalents - ending	$294,000	$131,000

Note 20.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2009 and 2008 (Dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2009:

Interest income	$8,473	$8,542	$8,610	$8,531	$34,156
Interest expense	2,875	2,722	2,634	2,580	10,811
Net interest income before provision for loan losses	5,598	5,820	5,976	5,951	23,345
Provision for loan losses	150	1,025	1,200	1,200	3,575
Net interest income after provision for loan losses	5,448	4,795	4,776	4,751	19,770
Noninterest income	707	949	821	656	3,133
Noninterest expenses (a)	4,408	4,684	4,346	4,352	17,790
Income before income tax expense	1,747	1,060	1,251	1,055	5,113
Income tax expense	560	280	358	281	1,479
Net income	1,187	780	893	774	3,634
Dividends on preferred stock and accretion	92	137	138	137	504
Net income available to common stockholders	$1,095	$643	$755	$637	$3,130
Basic earnings per share	$0.19	$0.11	$0.13	$0.11	$0.54
Diluted earnings per share	$0.19	$0.11	$0.13	$0.11	$0.54

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2008:

Interest income	$8,657	$8,710	$8,910	$8,797	$35,074
Interest expense	3,495	3,154	3,100	3,022	12,771
Net interest income before provision for loan losses	5,162	5,556	5,810	5,775	22,303
Provision for loan losses (b)	100	260	1,175	2,050	3,585
Net interest income after provision for loan losses	5,062	5,296	4,635	3,725	18,718
Noninterest income (c)	976	1,017	894	1,330	4,217
Noninterest expenses	4,479	4,562	4,362	4,583	17,986
Income before income tax expense	1,559	1,751	1,167	472	4,949
Income tax expense	498	572	329	49	1,448
Net income	$1,061	$1,179	$838	$423	$3,501
Basic earnings per share	$0.18	$0.20	$0.14	$0.08	$0.60
Diluted earnings per share	$0.18	$0.20	$0.14	$0.08	$0.60

(a)  Second Quarter of 2009 includes the recording of an industry-wide FDIC special assessment which amounted to $300,000 for the Corporation.
(b)  Third Quarter and Fourth Quarter of 2008 includes increased provision for loan losses primarily related to a group of loans to one borrower.
(c)  Fourth Quarter of 2008 amount includes a gain on sale of the merchant portfolio.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A .  Controls and Procedures

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

b)           Management's Report on Internal Control over Financial Reporting

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report on Form 10-K.

(c)           Changes in internal controls

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors: and “Compliance with Section 16(a) Beneficial Ownership Reporting,” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our audit committee as of December 31, 2009 were Howard Yeaton (Chairman), Harold Dyer, John L. Steen and Michael Westra.  The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined by the Securities and Exchange Commission.  All members of our audit committee are “independent” as defined under Rule 6320A of FINRA’s listing standards.

Item 11.  Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2009:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	83,048	$10.46	269,530
Equity compensation plans not approved by security holders	-	-	553,026
Total	83,048	$10.46	822,556

The only equity compensation plan not approved by security holders is the Directors Stock Plan.  The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation purchased 3,720 shares in the open market during 2009 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by Accountants During Fiscal 2009 and Fiscal 2008,” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit
Number	Description of Exhibits
3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(ii).1	By-Laws of Stewardship Financial Corporation (2)
3(ii).2	Amendment to By-Laws of Stewardship Financial Corporation (3)
4(i)	Form of Certificate for the Series A Preferred Shares (4)
4(ii)	Warrant to Purchase up to 127,119 Shares of Common Stock (5)
10(i)	1995 Incentive Stock Option Plan (6)
10(ii)	1995 Employee Stock Purchase Plan (7)
10 (iii)	Stewardship Financial Corporation Dividend Reinvestment Plan (8)
10 (iv)	Stewardship Financial Corporation Director Stock Plan (9)
[10(v)	Amended and Restated 1995 Stock Option Plan (9)
10(vi)	Amended and Restated Director Stock Plan (10)
10(vii)	Dividend Reinvestment Plan (11)
10(viii)	2001 Stock Option Plan For Non-Employee Directors (12)
10(ix)	Dividend Reinvestment Plan (13)
10(x)	2006 Stock Option Plan for Non-Employee Directors (14)
10(xi)	Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Stewardship Financial Corporation and the Treasury (15)
10(xii)	Form of Waiver, executed by each of Paul Van Ostenbridge, Claire M. Chadwick, Julie E. Holland and Robert C. Vliet (16)
13	Annual Report to Shareholders for the year ended December 31, 2009
21	Subsidiaries of the Registrant23 Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008
99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008

-----------------------------------------------------------------
(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.

(2)	Incorporated by reference from Exhibit 3(ii) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed on December 10, 1996.

(3)	Incorporate by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed on December 27, 2007.

(4)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(5)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(6)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(7)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(9)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

(10)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(11)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

(12)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.

(13)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.

(14)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.

(15)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(16)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director
Dated:  March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 26, 2010
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 26, 2010
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard W. Culp	Director	March 26, 2010
Richard W. Culp

/s/ Harold Dyer	Director	March 26, 2010
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 26, 2010
William Hanse

/s/ Margo Lane	Director	March 26, 2010
Margo Lane

/s/ Arie Leegwater	Director	March 26, 2010
Arie Leegwater

/s/ John L. Steen	Director	March 26, 2010
John L. Steen

/s/ Robert Turner	Secretary and Director	March 26, 2010
Robert Turner

/s/ William J. VanderEems	Director	March 26, 2010
William J. VanderEems

/s/ Abe Van Wingerden	Director	March 26, 2010
Abe Van Wingerden

/s/ Michael Westra	Vice Chairman of the Board	March 26, 2010
Michael Westra

/s/ Howard Yeaton	Director	March 26, 2010
Howard Yeaton