Form 10-Q
period 2010-03-31
STEWARDSHIP FINANCIAL CORP
filed 2010-05-14
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of May 12, 2010 was 5,842,367.

Stewardship Financial Corporation

Index

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2010	2009
Assets

Cash and due from banks	$11,918,000	$8,840,000
Other interest-earning assets	278,000	31,000
Cash and cash equivalents	12,196,000	8,871,000

Securities available for sale	93,926,000	103,026,000
Securities held to maturity; estimated fair value of $72,611,000 (2010) and
$68,765,000 (2009)	70,758,000	67,717,000
FHLB-NY stock, at cost	2,390,000	3,227,000
Loans, net of allowance for loan losses of $8,174,000 (2010) and $6,920,000 (2009)	453,281,000	453,119,000
Mortgage loans held for sale	2,724,000	660,000
Premises and equipment, net	6,824,000	6,861,000
Accrued interest receivable	3,045,000	3,167,000
Bank owned life insurance	9,575,000	9,488,000
Other assets	7,507,000	7,708,000
Total assets	$662,226,000	$663,844,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$94,651,000	$88,427,000
Interest-bearing	448,279,000	441,503,000
Total deposits	542,930,000	529,930,000

Federal Home Loan Bank of New York Advances	36,000,000	54,600,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,399,000	15,396,000
Accrued interest payable	1,000,000	1,193,000
Accrued expenses and other liabilities	5,677,000	1,997,000
Total liabilities	608,223,000	610,333,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2010 and December 31, 2009.
Liquidation preference of $10,000,000	9,750,000	9,736,000
Common stock, no par value; 10,000,000 shares authorized;
5,846,928 and 5,834,515 shares issued: 5,842,366 and 5,834,515 shares
outstanding at March 31, 2010 and December 31, 2009, respectively	40,498,000	40,415,000
Treasury stock, 4,561 shares outstanding at March 31, 2010	(43,000)	-
Retained earnings	3,128,000	2,922,000
Accumulated other comprehensive income, net	670,000	438,000
Total stockholders' equity	54,003,000	53,511,000

Total liabilities and stockholders' equity	$662,226,000	$663,844,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans	$6,874,000	$6,608,000
Securities held to maturity
Taxable	422,000	441,000
Non-taxable	231,000	213,000
Securities available for sale
Taxable	880,000	1,137,000
Non-taxable	49,000	52,000
FHLB dividends	37,000	19,000
Other interest-earning assets	2,000	3,000
Total interest income	8,495,000	8,473,000

Interest expense:
Deposits	1,820,000	2,372,000
Borrowed money	496,000	503,000
Total interest expense	2,316,000	2,875,000

Net interest income before provision for loan losses	6,179,000	5,598,000
Provision for loan losses	1,550,000	150,000
Net interest income after provision for loan losses	4,629,000	5,448,000

Noninterest income:
Fees and service charges	469,000	396,000
Bank owned life insurance	86,000	83,000
Gain on sales of mortgage loans	55,000	11,000
Gain on calls and sales of securities	328,000	39,000
Merchant processing	-	118,000
Other	73,000	60,000
Total noninterest income	1,011,000	707,000

Noninterest expenses:
Salaries and employee benefits	2,126,000	2,059,000
Occupancy, net	489,000	472,000
Equipment	309,000	265,000
Data processing	325,000	305,000
FDIC insurance premium	224,000	170,000
Charitable contributions	165,000	171,000
Merchant processing	-	108,000
Other	786,000	858,000
Total noninterest expenses	4,424,000	4,408,000
Income before income tax expense	1,216,000	1,747,000
Income tax expense	345,000	560,000
Net income	871,000	1,187,000
Dividends on preferred stock and accretion	137,000	92,000
Net income available to common stockholders	$734,000	$1,095,000

Basic earnings per common share	$0.13	$0.19
Diluted earnings per common share	$0.13	$0.19

Weighted average number of common shares outstanding	5,839,974	5,829,321
Weighted average number of diluted common
shares outstanding	5,841,633	5,834,953

Share data has been restated to reflect a 5% stock dividend paid November 16, 2009.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2010
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Treasury	Retained	Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$-	$2,922,000	$438,000	$53,511,000
Cash dividends paid on common stock	-	-	-	-	(526,000)	-	(526,000)
Payment of discount on dividend
reinvestment plan	-	-	(9,000)	-	-	-	(9,000)
Cash dividends accrued on preferred stock	-	-	-	-	(125,000)	-	(125,000)
Common stock issued under stock plans	-	3,037	24,000	-	-	-	24,000
Stock option compensation expense	-	-	13,000	-	-	-	13,000
Stock options exercised	-	9,376	55,000	(43,000)	-	-	12,000
Accretion of discount on preferred stock	12,000	-	-	-	(12,000)		-
Amortization of issuance costs	2,000	-	-	-	(2,000)		-
Comprehensive income:
Net income	-	-	-	-	871,000	-	871,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $131,000)	-	-	-	-	-	196,000	196,000
Reclassification adjustment for gains in
net income (net of taxes of $76,000)	-	-	-	-	-	141,000	141,000
Change in fair value of interest rate
swap (net of tax benefit of $70,000)	-	-	-	-	-	(105,000)	(105,000)
Total comprehensive income							1,103,000

Balance -- March 31, 2010	$9,750,000	5,846,928	$40,498,000	$(43,000)	$3,128,000	$670,000	$54,003,000

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

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Change in unrealized holding gains on securities
available for sale arising during the period)	$872,000	$530,000
Reclassification adjustment for gains in net income	328,000	39,000
Net unrealized gains	544,000	491,000
Tax effect	207,000	192,000
Net unrealized gains, net of tax amount	337,000	299,000

Change in fair value of interest rate swap	(175,000)	-
Tax effect	(70,000)	-
Change in fair value of interest rate swap, net of tax amount	(105,000)	-

Total other comprehensive income	$232,000	$299,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	March 31, 2010	December 31, 2009

Unrealized gain on securities available for sale	$930,000	$593,000
Unrealized loss on fair value of interest rate swap	(260,000)	(155,000)

Accumulated other comprehensive income, net	$670,000	$438,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$871,000	$1,187,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	214,000	210,000
Amortization of premiums and accretion of discounts, net	161,000	123,000
Accretion of deferred loan fees	(14,000)	(56,000)
Provision for loan losses	1,550,000	150,000
Originations of mortgage loans held for sale	(7,928,000)	(2,948,000)
Proceeds from sale of mortgage loans	5,919,000	1,385,000
Gain on sales of mortgage loans	(55,000)	(11,000)
Gain on sales and calls of securities	(328,000)	(39,000)
Deferred income tax benefit	(544,000)	(69,000)
Amortization of intangible assets	5,000	8,000
Nonqualified stock option expense	13,000	12,000
Amortization of stock issuance costs	-	2,000
Increase in bank owned life insurance	(86,000)	(83,000)
Decrease in accrued interest receivable	122,000	37,000
(Decrease) increase in accrued interest payable	(193,000)	165,000
Decrease (increase) in other assets	532,000	(328,000)
Increase in other liabilities	52,000	615,000
Net cash provided by operating activities	291,000	360,000

Cash flows from investing activities:
Purchase of securities available for sale	(3,085,000)	(30,248,000)
Proceeds from maturities and principal repayments on securities available for sale	3,944,000	2,730,000
Proceeds from sales and calls on securities available for sale	12,557,000	11,417,000
Purchase of securities held to maturity	(5,566,000)	(24,289,000)
Proceeds from maturities and principal repayments on securities held to maturity	1,443,000	1,018,000
Proceeds from calls on securities held to maturity	1,000,000	4,250,000
Sale (purchase) of FHLB-NY stock	837,000	(612,000)
Net (increase) decrease in loans	(1,698,000)	2,542,000
Additions to premises and equipment	(177,000)	(71,000)
Net cash provided by (used in) investing activities	9,255,000	(33,263,000)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	6,224,000	(11,723,000)
Net increase in interest-bearing deposits	6,776,000	20,662,000
Net increase in securities sold under agreements to repurchase	3,000	2,000
Net (decrease) increase in short term borrowings	(18,600,000)	7,600,000
Proceeds from long term borrowings	-	6,000,000
Proceeds from issuance of preferred stock and warrants	-	9,951,000
Cash dividends paid on common stock	(526,000)	(527,000)
Cash dividends paid on preferred stock	(125,000)	-
Payment of discount on dividend reinvestment plan	(9,000)	(11,000)
Purchase of treasury stock	-	(75,000)
Exercise of stock options	12,000	8,000
Issuance of common stock	24,000	22,000
Net cash (used in) provided by financing activities	(6,221,000)	31,909,000

Net increase (decrease) in cash and cash equivalents	3,325,000	(994,000)
Cash and cash equivalents - beginning	8,871,000	12,814,000
Cash and cash equivalents - ending	$12,196,000	$11,820,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,509,000	$2,710,000
Cash paid during the period for income taxes	$-	$-
Noncash investing activities - security purchases due brokers	$3,523,000	$3,010,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value.  The Corporation’s derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures issued in 2003 to Stewardship Statutory Trust I (the “Trust”), a statutory business trust (see Note 8 to the Notes to the Audited Consolidated Financial Statements of the Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2009).  The Corporation does not use derivatives for trading purposes.

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

Index

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, which was codified into Accounting Standards Codification (“ASC”) 810 (“ASC 810”).  The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The adoption of this guidance, in the first quarter of 2010, did not have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC 810.  The objective of this guidance is to improve financial reporting by corporations involved with variable interest entities.  The adoption of this guidance, in the first quarter of 2010, did not have a material effect on the Corporation’s results of operations or financial position.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements” (“ASU 10-06”).  ASU 10-06 requires increased fair value disclosures.  Separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers are now required.  ASU 10-06 also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis as opposed to a single net figure.  These new disclosure requirements were adopted by the Company in the first quarter of 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of ASU 10-06 that were adopted, the adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.  Management does not believe that the adoption of the remaining portion of ASU 10-06 will have a material effect on the Corporation’s results of operations or financial position.

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$31,438,000	$182,000	$58,000	$31,562,000
Obligations of state and political
subdivisions	5,282,000	153,000	8,000	5,427,000
Mortgage-backed securities - residential	52,584,000	1,296,000	98,000	53,782,000
Other equity investments	3,096,000	72,000	13,000	3,155,000
	$92,400,000	$1,703,000	$177,000	$93,926,000

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$32,642,000	$92,000	$448,000	$32,286,000
Obligations of state and political
subdivisions	5,284,000	122,000	9,000	5,397,000
Mortgage-backed securities - residential	61,060,000	1,423,000	255,000	62,228,000
Other equity investments	3,058,000	66,000	9,000	3,115,000
	$102,044,000	$1,703,000	$721,000	$103,026,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$24,085,000	$149,000	$70,000	$24,164,000
Obligations of state and political
subdivisions	27,299,000	1,090,000	45,000	28,344,000
Mortgage-backed securities - residential	19,374,000	733,000	$4,000	20,103,000
	$70,758,000	$1,972,000	$119,000	$72,611,000

	December 31, 2009
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$19,921,000	$90,000	$351,000	$19,660,000
Obligations of state and political
subdivisions	27,038,000	871,000	84,000	27,825,000
Mortgage-backed securities - residential	20,758,000	547,000	25,000	21,280,000
	$67,717,000	$1,508,000	$460,000	$68,765,000

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

	March 31, 2010
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
After one year, but within five years	$6,608,000	$6,630,000
After five years, but within ten years	16,631,000	16,782,000
After ten years	13,481,000	13,577,000
Mortgage-backed securities - residential	52,584,000	53,782,000
Total	$89,304,000	$90,771,000

Held to maturity
Within one year	$1,352,000	$1,380,000
After one year, but within five years	18,955,000	19,378,000
After five years, but within ten years	20,839,000	21,312,000
After ten years	10,238,000	10,438,000
Mortgage-backed securities - residential	19,374,000	20,103,000
Total	$70,758,000	$72,611,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2010 and December 31, 2009, and if the unrealized loss was continuous for the twelve months prior to March 31, 2010 and December 31, 2009.

Index

Available for Sale
March 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$9,397,000	$(58,000)	$-	$-	$9,397,000	$(58,000)
Obligations of state and
political subdivisions	195,000	-	443,000	(8,000)	638,000	(8,000)
Mortgage-backed
securities - residential	13,145,000	(98,000)	-	-	13,145,000	(98,000)
Other equity investments	-	-	62,000	(13,000)	62,000	(13,000)
Total temporarily
impaired securities	$22,737,000	$(156,000)	$505,000	$(21,000)	$23,242,000	$(177,000)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$23,282,000	$(361,000)	$2,913,000	$(87,000)	$26,195,000	$(448,000)
Obligations of state and
political subdivisions	373,000	(2,000)	443,000	(7,000)	816,000	(9,000)
Mortgage-backed
securities - residential	15,156,000	(255,000)	-	-	15,156,000	(255,000)
Other equity investments	-	-	33,000	(9,000)	33,000	(9,000)
Total temporarily
impaired securities	$38,811,000	$(618,000)	$3,389,000	$(103,000)	$42,200,000	$(721,000)

Held to Maturity
March 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$6,308,000	$(27,000)	$6,957,000	$(43,000)	$13,265,000	$(70,000)
Obligations of state and
political subdivisions	1,108,000	(4,000)	1,384,000	(41,000)	2,492,000	(45,000)
Mortgage-backed
securities - residential	1,935,000	(4,000)	-	-	1,935,000	(4,000)
Total temporarily
impaired securities	$9,351,000	$(35,000)	$8,341,000	$(84,000)	$17,692,000	$(119,000)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$12,529,000	$(351,000)	$-	$-	$12,529,000	$(351,000)
Obligations of state and
political subdivisions	4,504,000	(69,000)	401,000	(15,000)	4,905,000	(84,000)
Mortgage-backed
securities - residential	1,949,000	(25,000)	-	-	1,949,000	(25,000)
Total temporarily
impaired securities	$18,982,000	$(445,000)	$401,000	$(15,000)	$19,383,000	$(460,000)

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

At March 31, 2010, there were three U. S. government sponsored agency securities, five fixed rate municipal obligation securities and certain equity investments in a continuous loss position for 12 months or longer. The market value, and therefore the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Corporation’s belief that the declines are temporary.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Note 3.   Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	March 31,	December 31,
	2010	2009

Mortgage
Residential	$34,904,000	$36,246,000
Commercial	250,819,000	246,212,000
Commercial	115,646,000	114,893,000
Home Equity	21,300,000	21,779,000
Installment	38,897,000	41,006,000
Other	311,000	340,000
Total loans	461,877,000	460,476,000

Less: Deferred loan fees	422,000	437,000
Allowance for loan losses	8,174,000	6,920,000
	8,596,000	7,357,000

Loans, net	$453,281,000	$453,119,000

Index

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2010	2009

Balance, beginning of period	$6,920,000	$5,166,000
Provision charged to operations	1,550,000	150,000
Recoveries of loans charged off	73,000	87,000
Loans charged off	(369,000)	(79,000)

Balance, end of period	$8,174,000	$5,324,000

Nonperforming loans include the following:

	March 31,	December 31,
	2010	2009

Nonaccrual loans	$19,525,000	$19,656,000
Loans past due 90 days or more and accruing	-	415,000
Restructured loans	2,775,000	2,846,000
Total nonperfoming loans	$22,300,000	$22,917,000

The Corporation has defined the population of impaired loans to include all nonaccrual and restructured loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	March 31,	December 31,
	2010	2009

Impaired loans
With related allowance for loan losses	$15,453,000	$8,668,000
Without related allowance for loan losses	6,847,000	13,834,000
Total impaired loans	$22,300,000	$22,502,000

Related allowance for loan losses	$2,876,000	$1,903,000

Note 4.   Interest Rate Swap

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million as of March 31, 2010 was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three months ended March 31, 2010.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining terms of the swap.  As of March 31, 2010, the interest rate swap is secured by investment securities with a fair value of $501,000.

Index

Summary information about the interest rate swap designated as a cash flow hedge as of March 31, 2010 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$432,000

The net expense recorded on the swap transaction totaled $10,000 for the quarter ended March 31, 2010 and is reported as a component of interest expense – borrowed money.  There was no net expense recorded for the quarter end March 31, 2009.

The fair value of the interest rate swap of $432,000 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

	Amount of Loss, Net of Taxes,
	Recognized in OCI on Derivative
Cash Flow Hedging Relationship	(Effective Portion)
	For the three months ended March 31,
	2010	2009

Cash flow hedge	$105,000	$-

Note 5.   Fair Value of Financial Instruments

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
	At March 31, 2010
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$31,562,000	$-	$31,562,000	$-
Obligations of state and
political subdivisions	5,427,000	-	5,427,000	-
Mortgage-backed
securities - residential	53,782,000	-	53,782,000	-
Other equity investments	3,155,000	-	3,155,000	-
Total available for
sale securities	$93,926,000	$-	$93,926,000	$-

Liabilities:
Interest rate swap	$432,000	$-	$432,000	$-

	At December 31, 2009
Assets:
Available for sale securities
U.S. government -
sponsered agencies	$32,286,000	$-	$32,286,000	$-
Obligations of state and
political subdivisions	5,397,000	-	5,397,000	-
Mortgage-backed
securities - residential	62,228,000	-	62,228,000	-
Other equity investments	3,115,000	-	3,115,000	-
Total available for
sale securities	$103,026,000	$-	$103,026,000	$-

Liabilities:
Interest rate swap	$258,000	$-	$258,000	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Index

Fair Vaule Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observabel	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2010
Assets:
Impaired loans	$12,577,000	$-	$-	$12,577,000

At December 31, 2009
Assets:
Impaired loans	$6,765,000	$-	$-	$6,765,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,453,000 at March 31, 2010, with a valuation allowance of $2,876,000, resulting in an additional provision for loan losses of $973,000 for the three months ended March 31, 2010.

Impaired loans had a carrying amount of $8,668,000 with a valuation allowance of $1,903,000, resulting in an additional provision for loan losses of $1,422,000 for year ended December 31, 2009.

Fair value estimates, methods and assumptions are set forth below, for items not previously presented, for the Corporation’s financial instruments.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$12,196,000	$12,196,000	$8,871,000	$8,871,000
Securities available for sales	93,926,000	93,926,000	103,026,000	103,026,000
Securities held to maturity	70,758,000	72,611,000	67,717,000	68,765,000
FHLB-NY stock	2,390,000	N/A	3,227,000	N/A
Net loans	453,281,000	454,147,000	453,119,000	453,813,000
Accrued interest receivable	3,045,000	3,045,000	3,167,000	3,167,000

Financial liabilities:
Deposits	542,930,000	543,796,000	529,930,000	531,230,000
FHLB-NY Advances	36,000,000	33,799,000	54,600,000	51,949,000
Securities sold under agreements
to repurchase	15,399,000	15,399,000	15,396,000	15,396,000
Subordinated debenture	7,217,000	6,529,000	7,217,000	5,943,000
Accrued interest payable	1,000,000	1,000,000	1,193,000	1,193,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value.
Securities available for sale and held to maturity – The methods for determining fair values were described previously.
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
FHLB-NY advances – The carrying amount of the borrowings which mature in one day approximates fair value.  For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows.  The discount rate is estimated using market discount rates which reflect the interest rate risk inherent in the term borrowings.
Subordinated debenture – The fair value of the subordinated debenture is based on the discounted value of cash flows.  The discount rate is estimated using market rates which reflect the interest rate risk inherent in the debenture.
Accrued interest payable – The carrying amount approximates fair value.
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at March 31, 2010 and December 31, 2009 the fair value of such commitments were not material.

Limitiations – The preceding fair value estimates were made at March 31, 2010 and December 31, 2009, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximates were made solely for on and off balance sheet financial instruments at March 31, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 6.   Earnings Per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)

Net income	$871	$1,187
Dividends on preferred stock and accretion	137	92
Net income available to common stockholders	$734	$1,095

Weighted average shares	5,840	5,829
Effect of dilutive stock options	2	6
Total weighted average dilutive shares	5,842	5,835

Basic earnings per common share	$0.13	$0.19

Diluted earnings per common share	$0.13	$0.19

Stock options to purchase 72,234 and 70,660 average shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.  A common stock warrant to purchase 133,475 and 88,983 average shares of common stock was not considered in computing diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because it was antidilutive.

All share and per share amounts have been restated to reflect a 5% stock dividend paid on November 16, 2009.

Index

Stewardship Financial Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments.  As used in this Form 10-Q, “we” and “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by this report, contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets decreased $1.6 million, or 0.2%, to $662.2 million at March 31, 2010 from $663.8 million at December 31, 2009.  Securities available for sale decreased $9.1 million while securities held to maturity increased $3.0 million.  The overall decrease in securities included a security sale undertaken to enable the Corporation to minimize an anticipated impact of rising market rates and extension risk as the result of the withdrawal of the Federal Reserve Bank from liquidity programs.  Net loans were relatively unchanged as an increase due to new loans originated was offset by a $1.3 million increase in the allowance for loan losses and regular principal payments and payoffs.

Deposits totaled $542.9 million at March 31, 2010, an increase of $13.0 million, or 2.5%, from $529.9 million at December 31, 2009.  The growth in deposits consisted of increases in both interest-bearing and non-interest bearing accounts, demonstrating appropriate product offerings.  Our products and services, including those introduced throughout 2009, will allow us to continue to attract new personal and business core deposits.

Index

FHLB of NY advances were $36.0 million at March 31, 2010 compared with $54.6 million at December 31, 2009.  The decrease in these borrowings was the result of an increase in deposits which were used to paydown overnight advances.

Results of Operations

General

The Corporation reported net income of $871,000, or $0.13 diluted earnings per common share for the three months ended March 31, 2010, compared to $1.2 million, or $0.19 diluted earnings per common share for the comparable prior year period.  Results for the current three month period include an increased provision for loan losses partially offset by a gain on sale of securities.

Net Interest Income

Net interest income for the three months ended March 31, 2010 was $6.2 million compared to $5.6 million recorded in the prior year period.  The increase in the current year periods is primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended March 31, 2010 were 3.74% and 4.08%, respectively, compared to 3.42% and 3.87% for the three months ended March 31, 2009.  The net yield on interest earning assets during the current year period reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following tables reflect the components of the Corporation’s net interest income for the three months ended March 31, 2010 and 2009 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended March 31,

	2010			2009
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$462,022	$6,886	6.04%	$436,926	$6,619	6.14%
Taxable investment securities (1)	133,319	1,339	4.07	134,749	1,597	4.81
Tax-exempt investment securities (1) (2)	32,307	412	5.17	28,938	390	5.47
Other interest-earning assets	120	2	6.76	84	3	9.66
Total interest-earning assets	627,768	8,639	5.58	600,697	8,609	5.81

Non-interest-earning assets:
Allowance for loan losses	(7,310)			(5,214)
Other assets	37,608			35,413
Total assets	$658,066			$630,896

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$222,691	$769	1.40%	$167,280	$517	1.25%
Savings deposits	47,299	50	0.42	40,377	58	0.58
Time deposits	171,333	1,001	2.37	211,891	1,797	3.44
Repurchase agreements	15,398	182	4.79	15,162	189	5.06
FHLB borrowing	45,817	246	2.18	46,139	230	2.02
Subordinated debenture	7,217	68	3.82	7,217	84	4.72
Total interest-bearing liabilities	509,755	2,316	1.84	488,066	2,875	2.39
Non-interest-bearing liabilities:
Demand deposits	89,993			88,792
Other liabilities	3,993			4,562
Stockholders' equity	54,325			49,476
Total liabilities and stockholders' equity	$658,066			$630,896

Net interest income (taxable equivalent basis)		6,323			5,734
Tax Equivalent adjustment		(144)			(136)
Net interest income		$6,179			$5,598

Net interest spread (taxable equivalent basis)			3.74%			3.42%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			4.08%			3.87%

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

Index

For the three months ended March 31, 2010, total interest income on a tax equivalent basis was relatively unchanged when compared to the three months ended March 31, 2009.  A decrease in the total yield on interest-earning assets was offset by an increase in the average earning assets.  The average rate earned on interest-earning assets was 5.58% for the three months ended March 31, 2010 compared to an average rate of 5.81% for the same prior year period.  The decline in the asset yield reflects the effect of a prolonged low interest rate environment.  Average interest-earning assets increased $27.1 million for the three months ended March 31, 2010 when compared to the prior year period.  The majority of the increase for the three months ended March 31, 2010 is primarily attributable to growth in the loan portfolio.  Average loans increased $25.1 million to an average of $462.0 million for the three months ended March 31, 2010 from an average of $436.9 million for the comparable period in 2009.

Interest paid on deposits and borrowed money decreased $559,000, or 19.4% for the three months ended March 31, 2010 compared to the same period for 2009.  The decline is due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $21.7 million for the three months ended March 31, 2010 from the comparable 2009 period.  For the three months ended March 31, 2010, the total cost for interest-bearing liabilities declined to 1.84% representing a 55 basis point decline when compared to the same prior year period.

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

The loan loss provision totaled $1.55 million for the three months ended March 31, 2010.  For the three months ended March 31, 2009 the provision for loan losses was $150,000.  Nonaccrual loans of $19.5 million at March 31, 2010 reflected a slight decline from $19.7 million of nonaccrual loans at December 31, 2009.  The allowance for loan losses related to the impaired loans increased from $1.9 million at December 31, 2009 to $2.9 million at March 31, 2010.  The current period loan loss provision primarily is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

For the three months ended March 31, 2010, noninterest income was $1.0 million compared to $707,000 for the prior year period.  The above mentioned security sale resulted in gain on calls and sales of securities for the current year period of $328,000 compared to $39,000 for the three months ended March 31, 2009.  Gains on sales of mortgage loans were $55,000 for the three months ended March 31, 2010 compared to $11,000 for the same prior year period.

When compared to the prior period, fees and service charges increased $73,000 for the three months ended March 31, 2010.  The increase primarily reflects revisions to policies for the assessment of fees as well as the changes in and additions to the current fee structure.

As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $118,000 in the related noninterest income line as well as a $108,000 decline in the related noninterest expense line is reflected for the three months ended March 31, 2010.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2010 of $4.4 million were nearly identical to the comparable prior year period.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $108,000 decline in the related noninterest expense line as well as a decline of $118,000 in the related noninterest income line is reflected for the three months ended March 31, 2010.  An increase in the FDIC insurance premium expense reflects increases in the FDIC insurance assessment rates as well as in increase in deposits.

Index

Income Tax Expense

Income tax expense totaled $345,000 for the three months ended March 31, 2010 compared to an income tax expense of $560,000 for the three months ended March 31, 2009.  The effective tax rate for the three months ended March 31, 2010 was 28.3% compared to 32.1% for the three months ended March 31, 2009.

Asset Quality

The Corporation’s principal earning asset is its loan portfolio.  Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay loans under existing loan agreements.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2010	2009	2009	2009

Nonaccrual loans (1)	$19,525	$19,656	$14,536	$11,533
Loans past due 90 days or more and accruing (2)	-	415	728	-
Total nonperforming loans	19,525	20,071	15,264	11,533

Restructured loans	2,775	2,846	2,417	2,460

Total nonperforming loans	$22,300	$22,917	$17,681	$13,993

Allowance for loan losses	$8,174	$6,920	$7,249	$6,342

Nonperforming loans to total gross loans	4.83%	4.98%	3.92%	3.18%
Nonperforming loans to total assets	3.37%	3.45%	2.72%	2.19%
Allowance for loan losses to total gross loans	1.77%	1.50%	1.61%	1.44%
Allowance for loan losses to
nonperforming loans	36.65%	30.20%	41.00%	45.32%

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

The nonaccrual loans are comprised of 59 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, an increase in the number of nonaccrual loans is reflective of the current economic and real estate environment.

As of March 31, 2010, there were $20.2 million of other loans not included in the above table, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

Index

The Corporation manages its interest rate risk by utilizing an asset/liability simulation model and by measuring and managing its interest sensitivity gap.  The simulation model analyzes the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  According to reports generated for the quarter ended March 31, 2010, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 17.0%, or $4.4 million, while an immediate interest rate decrease of 200 basis points would have resulted in an increase in net interest income of 0.2%, or $59,000.  Management has a goal to maintain a percentage change of no more than 17.5% given a 200 basis point change in interest rates.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At March 31, 2010, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At March 31, 2010 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at March 31, 2010.

	Required	Actual	Excess

Leverage Ratio	4.00%	9.17%	5.17%
Risk-based Capital
Tier 1	4.00%	12.03%	8.03%
Total	8.00%	13.28%	5.28%

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

Cash and cash equivalents increased $3.3 million during the first three months of 2010.  Net operating and financing activities provided $0.3 million and $9.3 million, respectively, and investing activities used $6.2 million.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on our assessment using those criteria, our management (including our Principal Executive Officer and Principal Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2010.

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 6.                      Exhibits

  See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: May 14, 2010	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Claire M. Chadwick
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