Form 10-Q
period 2010-06-30
STEWARDSHIP FINANCIAL CORP
filed 2010-08-16
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of August 12, 2010 was 5,845,592.

Stewardship Financial Corporation

INDEX

		PAGE
		NUMBER
PART I -	CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 -	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition
at June 30, 2010 and December 31, 2009 (Unaudited)		1

Consolidated Statements of Income for the Three and
Six Months ended June 30, 2010 and 2009 (Unaudited)		2

Consolidated Statement of Changes in Stockholders’ Equity for
the Six Months ended June 30, 2010 and 2009 (Unaudited)		3

Consolidated Statements of Comprehensive Income for the Three
and Six Months ended June 30, 2010 and 2009 (Unaudited)		4

Consolidated Statements of Cash Flows for the Six
Months ended June 30, 2010 and 2009 (Unaudited)		5 - 6

Notes to Consolidated Financial Statements (Unaudited)		7 - 18

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS	19 - 27

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	28

ITEM 4T -	CONTROLS AND PROCEDURES	28

PART II -	OTHER INFORMATION

ITEM 6 -	EXHIBITS	29

SIGNATURES		30

EXHIBIT INDEX		31

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$16,396,000	$8,840,000
Other interest-earning assets	56,000	31,000
Federal funds sold	3,000,000	-
Cash and cash equivalents	19,452,000	8,871,000

Securities available for sale	116,009,000	103,026,000
Securities held to maturity; estimated fair value of $59,182,000 (2010) and
$68,765,000 (2009)	56,836,000	67,717,000
FHLB-NY stock, at cost	2,497,000	3,227,000
Loans, net of allowance for loan losses of $8,745,000 (2010) and $6,920,000 (2009)	449,007,000	453,119,000
Mortgage loans held for sale	3,059,000	660,000
Premises and equipment, net	6,639,000	6,861,000
Accrued interest receivable	2,852,000	3,167,000
Bank owned life insurance	9,655,000	9,488,000
Other assets	8,904,000	7,708,000
Total assets	$674,910,000	$663,844,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$101,045,000	$88,427,000
Interest-bearing	460,138,000	441,503,000
Total deposits	561,183,000	529,930,000

Federal Home Loan Bank of New York Advances	36,000,000	54,600,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,400,000	15,396,000
Accrued interest payable	935,000	1,193,000
Accrued expenses and other liabilities	1,477,000	1,997,000
Total liabilities	622,212,000	610,333,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2010 and December 31, 2009.
Liquidation preference of $10,000,000	9,766,000	9,736,000
Common stock, no par value; 10,000,000 shares authorized;
5,846,928 and 5,834,515 shares issued: 5,842,367 and 5,834,515 shares
outstanding at June 30, 2010 and December 31, 2009, respectively	40,501,000	40,415,000
Treasury stock, 4,561 shares outstanding at June 30, 2010	(43,000)	-
Retained earnings	1,397,000	2,922,000
Accumulated other comprehensive income, net	1,077,000	438,000
Total stockholders' equity	52,698,000	53,511,000

Total liabilities and stockholders' equity	$674,910,000	$663,844,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans	$6,693,000	$6,658,000	$13,567,000	$13,266,000
Securities held to maturity
Taxable	376,000	519,000	798,000	960,000
Non-taxable	233,000	219,000	464,000	432,000
Securities available for sale
Taxable	825,000	1,066,000	1,705,000	2,203,000
Non-taxable	38,000	52,000	87,000	104,000
FHLB dividends	32,000	26,000	69,000	45,000
Other interest-earning assets	4,000	2,000	6,000	5,000
Total interest income	8,201,000	8,542,000	16,696,000	17,015,000

Interest expense:
Deposits	1,729,000	2,203,000	3,549,000	4,575,000
Borrowed money	549,000	519,000	1,045,000	1,022,000
Total interest expense	2,278,000	2,722,000	4,594,000	5,597,000

Net interest income before provision for loan losses	5,923,000	5,820,000	12,102,000	11,418,000
Provision for loan losses	4,705,000	1,025,000	6,255,000	1,175,000
Net interest income after provision for loan losses	1,218,000	4,795,000	5,847,000	10,243,000

Noninterest income:
Fees and service charges	503,000	474,000	972,000	870,000
Bank owned life insurance	81,000	76,000	167,000	159,000
Gain on sales of mortgage loans	66,000	73,000	121,000	84,000
Gain on calls and sales of securities	474,000	214,000	802,000	253,000
Merchant processing	-	-	-	118,000
Other	123,000	112,000	196,000	172,000
Total noninterest income	1,247,000	949,000	2,258,000	1,656,000

Noninterest expenses:
Salaries and employee benefits	1,948,000	2,077,000	4,074,000	4,136,000
Occupancy, net	481,000	473,000	970,000	945,000
Equipment	277,000	253,000	586,000	518,000
Data processing	327,000	277,000	652,000	582,000
FDIC insurance premium	237,000	519,000	461,000	689,000
Merchant processing	-	-	-	108,000
Other	901,000	1,085,000	1,852,000	2,114,000
Total noninterest expenses	4,171,000	4,684,000	8,595,000	9,092,000
(Loss) income before income tax (benefit) expense	(1,706,000)	1,060,000	(490,000)	2,807,000
Income tax (benefit) expense	(641,000)	280,000	(296,000)	840,000
Net (loss) income	(1,065,000)	780,000	(194,000)	1,967,000
Dividends on preferred stock and accretion	138,000	137,000	275,000	229,000
Net (loss) income available to common stockholders	$(1,203,000)	$643,000	$(469,000)	$1,738,000

Basic (loss) earnings per common share	$(0.21)	$0.11	$(0.08)	$0.30
Diluted (loss) earnings per common share	$(0.21)	$0.11	$(0.08)	$0.30

Share data has been restated to reflect a 5% stock dividend paid November 16, 2009.

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2010
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Treasury	Retained	Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$-	$2,922,000	$438,000	$53,511,000
Cash dividends paid on common stock	-	-	-	-	(1,051,000)	-	(1,051,000)
Payment of discount on dividend
reinvestment plan	-	-	(19,000)	-	-	-	(19,000)
Cash dividends accrued on preferred stock	-	-	-	-	(250,000)	-	(250,000)
Common stock issued under stock plans	-	3,037	24,000	-	-	-	24,000
Stock option compensation expense	-	-	26,000	-	-	-	26,000
Stock options exercised	-	9,376	55,000	(43,000)	-	-	12,000
Accretion of discount on preferred stock	25,000	-	-	-	(25,000)		-
Amortization of issuance costs	5,000	-	-	-	(5,000)		-
Comprehensive income:
Net loss	-	-	-	-	(194,000)	-	(194,000)
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $317,000)	-	-	-	-	-	486,000	486,000
Reclassification adjustment for gains in
net income (net of taxes of $271,000)	-	-	-	-	-	433,000	433,000
Change in fair value of interest rate
swap (net of tax benefit of $186,000)	-	-	-	-	-	(280,000)	(280,000)
Total comprehensive income							445,000

Balance -- June 30, 2010	$9,766,000	5,846,928	$40,501,000	$(43,000)	$1,397,000	$1,077,000	$52,698,000

	Six Months Ended June 30, 2009
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Treasury	Retained	Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$(272,000)	$4,383,000	$723,000	$42,796,000
Proceeds from issuance of preferred
stock and a warrant	9,731,000		269,000				10,000,000
Preferred stock issuance costs	(48,000)						(48,000)
Cash dividends paid on common stock	-	-	-	-	(1,055,000)	-	(1,055,000)
Payment of discount on dividend
reinvestment plan	-	-	(23,000)	-	-	-	(23,000)
Cash dividends accrued on preferred stock	-	-	-	-	(209,000)	-	(209,000)
Common stock issued under stock plans	-	2,288	22,000	-	-	-	22,000
Stock option compensation expense	-	-	24,000	-	-	-	24,000
Stock options exercised	-	7,330	40,000	(32,000)	-	-	8,000
Repurchase of common stock	-	-	-	(75,000)	-	-	(75,000)
Accretion of discount on preferred stock	20,000	-	-	-	(20,000)		-
Amortization of issuance costs	4,000	-	-	-	(4,000)		-
Comprehensive income:
Net income	-	-	-	-	1,967,000	-	1,967,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $177,000)	-	-	-	-	-	(297,000)	(297,000)
Reclassification adjustment for gains in
net income (net of taxes of $15,000)	-	-	-	-	-	153,000	153,000
Change in fair value of interest rate
swap (net of tax benefit of $39,000)						(59,000)	(59,000)
Total comprehensive income							1,764,000

Balance -- June 30, 2009	$9,707,000	5,584,713	$38,294,000	$(379,000)	$5,062,000	$520,000	$53,204,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(1,065,000)	$780,000	$(194,000)	$1,967,000

Other comprehensive income (loss):
Change in unrealized holding gains on securities
available for sale arising during the period	1,437,000	(509,000)	2,309,000	21,000
Reclassification adjustment for gains in net income	474,000	214,000	802,000	253,000
Net unrealized gains	963,000	(723,000)	1,507,000	(232,000)
Tax effect	381,000	(280,000)	588,000	(88,000)
Net unrealized gains, net of tax amount	582,000	(443,000)	919,000	(144,000)

Change in fair value of interest rate swap	(291,000)	(99,000)	(466,000)	(99,000)
Tax effect	(116,000)	(40,000)	(186,000)	(40,000)
Change in fair value of interest rate swap,
net of tax amount	(175,000)	(59,000)	(280,000)	(59,000)

Total other comprehensive income (loss)	407,000	(502,000)	639,000	(203,000)

Total comprehensive (loss) income	$(658,000)	$278,000	$445,000	$1,764,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	6/30/2010	12/31/2009

Unrealized gain on securities available for sale	$1,512,000	$593,000
Unrealized loss on fair value of interest rate swap	(435,000)	(155,000)

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(194,000)	$1,967,000
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	416,000	423,000
Amortization of premiums and accretion of discounts, net	370,000	305,000
Accretion of deferred loan fees	(55,000)	(109,000)
Provision for loan losses	6,255,000	1,175,000
Originations of mortgage loans held for sale	(14,952,000)	(15,548,000)
Proceeds from sale of mortgage loans	12,674,000	9,647,000
Gain on sales of mortgage loans	(121,000)	(84,000)
Gain on calls and sales of securities	(802,000)	(253,000)
Deferred income tax benefit	(791,000)	(510,000)
Nonqualified stock option expense	26,000	24,000
Increase in bank owned life insurance	(167,000)	(159,000)
Decrease in accrued interest receivable	315,000	173,000
(Increase) decrease in other assets	(993,000)	602,000
(Decrease) increase in accrued interest payable	(258,000)	20,000
(Decrease) increase in other liabilities	(800,000)	244,000
Net cash provided by (used in) operating activities	923,000	(2,083,000)

Cash flows from investing activities:
Purchase of securities available for sale	(58,544,000)	(35,324,000)
Proceeds from maturities and principal repayments on securities available for sale	7,708,000	7,753,000
Proceeds from calls and sales on securities available for sale	39,951,000	31,854,000
Purchase of securities held to maturity	(5,566,000)	(37,268,000)
Proceeds from maturities and principal repayments on securities held to maturity	2,553,000	2,961,000
Proceeds from calls on securities held to maturity	13,735,000	8,465,000
Sale (purchase) of FHLB-NY stock	730,000	(118,000)
Net increase in loans	(2,088,000)	(630,000)
Additions to premises and equipment	(194,000)	(109,000)
Net cash used in investing activities	(1,715,000)	(22,416,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	12,618,000	634,000
Net increase in interest-bearing deposits	18,635,000	11,335,000
Net increase in securities sold under agreements to repurchase	4,000	3,000
Proceeds from term borrowings	-	6,000,000
Net decrease in short term borrowings	(18,600,000)	(3,600,000)
Proceeds from issuance of preferred stock and warrants	-	9,951,000
Cash dividends paid on common stock	(1,051,000)	(1,055,000)
Cash dividends paid on preferred stock	(250,000)	(146,000)
Payment of discount on dividend reinvestment plan	(19,000)	(23,000)
Purchase of treasury stock	-	(75,000)
Options exercised	12,000	8,000
Issuance of common stock	24,000	22,000
Net cash provided by financing activities	11,373,000	23,054,000

Net increase (decrease) in cash and cash equivalents	10,581,000	(1,445,000)
Cash and cash equivalents - beginning	8,871,000	12,814,000
Cash and cash equivalents - ending	$19,452,000	$11,369,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,852,000	$5,577,000
Cash paid during the period for income taxes	$1,930,000	$538,000
Noncash investing activities - security purchases due brokers	$-	$2,328,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
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

Material estimates

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to estimate probable incurred losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements” (“ASU 10-06”).  ASU 10-06 requires increased fair value disclosures.  Separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers are now required.  ASU 10-06 also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis as opposed to a single net figure.  These new disclosure requirements were adopted by the Corporation in the first quarter of 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of ASU 10-06 that were adopted, the adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.  Management does not expect that the adoption of the remaining portion of ASU 10-06 will have a material effect on the Corporation’s results of operations or financial position.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 10-20”).  ASU 10-20 expands current disclosures about credit quality of financing receivables and the allowance for loan losses.  The increased disclosures include disaggregated information related to how the allowance for loan losses is developed and how credit exposures are managed.  The required disclosures include, among other things, a roll forward of the allowance for credit losses on a disaggregated basis as well as information about modified, impaired, non-accrual and past due loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans and information about troubled debt restructurings.  ASU 10-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.  Management does not expect the adoption of ASU 10-20 will have a material effect on the Corporation’s results of operations or financial position.

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$8,640,000	$107,000	$1,000	$8,746,000
U.S. government-sponsored agencies	25,580,000	301,000	-	25,881,000
Obligations of state and political
subdivisions	3,705,000	108,000	-	3,813,000
Mortgage-backed securities - residential	72,461,000	1,940,000	57,000	74,344,000
Other equity investments	3,134,000	113,000	22,000	3,225,000
	$113,520,000	$2,569,000	$80,000	$116,009,000

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$-	$-	$-	$-
U.S. government-sponsored agencies	32,642,000	92,000	448,000	32,286,000
Obligations of state and political
subdivisions	5,284,000	122,000	9,000	5,397,000
Mortgage-backed securities - residential	61,060,000	1,423,000	255,000	62,228,000
Other equity investments	3,058,000	66,000	9,000	3,115,000
	$102,044,000	$1,703,000	$721,000	$103,026,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	June 30, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$11,336,000	$201,000	$-	$11,537,000
Obligations of state and political
subdivisions	27,274,000	1,154,000	27,000	28,401,000
Mortgage-backed securities - residential	18,226,000	1,018,000	-	19,244,000
	$56,836,000	$2,373,000	$27,000	$59,182,000

	December 31, 2009
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$19,921,000	$90,000	$351,000	$19,660,000
Obligations of state and political
subdivisions	27,038,000	871,000	84,000	27,825,000
Mortgage-backed securities - residential	20,758,000	547,000	25,000	21,280,000
	$67,717,000	$1,508,000	$460,000	$68,765,000

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

	June 30, 2010
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
Within one year	$302,000	$307,000
After one year, but within five years	28,346,000	28,672,000
After five years, but within ten years	5,218,000	5,307,000
After ten years	4,059,000	4,154,000
Mortgage-backed securities - residential	72,461,000	74,344,000
Total	$110,386,000	$112,784,000

Held to maturity
Within one year	$1,552,000	$1,573,000
After one year, but within five years	13,790,000	14,222,000
After five years, but within ten years	14,289,000	14,907,000
After ten years	8,979,000	9,236,000
Mortgage-backed securities - residential	18,226,000	19,244,000
Total	$56,836,000	$59,182,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2010 and December 31, 2009, and if the unrealized loss was continuous for the twelve months prior to June 30, 2010 and December 31, 2009.

Index

Available for Sale
June 30, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$1,013,000	$(1,000)	$-	$-	$1,013,000	$(1,000)
U.S. government-
sponsored agencies	-	-	-	-	-	-
Obligations of state and
political subdivisions	-	-	450,000	-	450,000	-
Mortgage-backed
securities - residential	10,170,000	(57,000)	-	-	10,170,000	(57,000)
Other equity investments	-	-	54,000	(22,000)	54,000	(22,000)
Total temporarily
impaired securities	$11,183,000	$(58,000)	$504,000	$(22,000)	$11,687,000	$(80,000)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. government-
sponsored agencies	23,282,000	(361,000)	2,913,000	(87,000)	26,195,000	(448,000)
Obligations of state and
political subdivisions	373,000	(2,000)	443,000	(7,000)	816,000	(9,000)
Mortgage-backed
securities - residential	15,156,000	(255,000)	-	-	15,156,000	(255,000)
Other equity investments	-	-	33,000	(9,000)	33,000	(9,000)
Total temporarily
impaired securities	$38,811,000	$(618,000)	$3,389,000	$(103,000)	$42,200,000	$(721,000)

Held to Maturity
June 30, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	534,000	(2,000)	1,400,000	(25,000)	1,934,000	(27,000)
Mortgage-backed
securities - residential	-	-	-	-	-	-
Total temporarily
impaired securities	$534,000	$(2,000)	$1,400,000	$(25,000)	$1,934,000	$(27,000)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$12,529,000	$(351,000)	$-	$-	$12,529,000	$(351,000)
Obligations of state and
political subdivisions	4,504,000	(69,000)	401,000	(15,000)	4,905,000	(84,000)
Mortgage-backed
securities - residential	1,949,000	(25,000)	-	-	1,949,000	(25,000)
Total temporarily
impaired securities	$18,982,000	$(445,000)	$401,000	$(15,000)	$19,383,000	$(460,000)

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

At June 30, 2010, there were five fixed rate municipal obligation securities and certain equity investments in a continuous loss position for 12 months or longer. The market value, and therefore the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Corporation’s belief that the declines are temporary.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Note 3.   Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	June 30,	December 31,
	2010	2009

Mortgage
Residential	$32,690,000	$36,246,000
Commercial	252,851,000	246,212,000
Commercial	113,597,000	114,893,000
Home Equity	21,412,000	21,779,000
Installment	37,204,000	41,006,000
Other	348,000	340,000
Total loans	458,102,000	460,476,000

Less: Deferred loan fees	350,000	437,000
Allowance for loan losses	8,745,000	6,920,000
	9,095,000	7,357,000

Loans, net	$449,007,000	$453,119,000

Index

Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended June 30,
	2010	2009

Balance, beginning of period	$6,920,000	$5,166,000
Provision charged to operations	6,255,000	1,175,000
Recoveries of loans charged off	84,000	92,000
Loans charged off	(4,514,000)	(91,000)

Balance, end of period	$8,745,000	$6,342,000

Nonperforming loans include the following:
	June 30,	December 31,
	2010	2009

Nonaccrual loans	$25,712,000	$19,656,000
Loans past due 90 days or more and accruing	-	415,000
Restructured loans	1,210,000	2,846,000
Total nonperfoming loans	$26,922,000	$22,917,000

The Corporation has defined the population of impaired loans to include all nonaccrual and restructured loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	June 30,	December 31,
	2010	2009

Impaired loans
With related allowance for loan losses	$15,743,000	$8,668,000
Without related allowance for loan losses	11,179,000	13,834,000
Total impaired loans	$26,922,000	$22,502,000

Related allowance for loan losses	$1,913,000	$1,903,000

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

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three and six months ended June 30, 2010.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining term of the swap.  As of June 30, 2010, the interest rate swap is secured by investment securities with a fair value of $1,002,000.

Index

Summary information about the interest rate swap designated as a cash flow hedge as of June 30, 2010 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$724,000

The net expense recorded on the swap transaction totaled $66,000 and $78,000 for the three and six months ended June 30, 2010, respectively, and is reported as a component of interest expense – borrowed money.  There was no net expense recorded for the three and six months ended June 30, 2009.

The fair value of the interest rate swap of $724,000 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The Effect of Derivative Instruments on the Consolidated Income Statement

	Amount of Loss, Net of Taxes,
	Recognized in OCI on Derivative
Cash Flow Hedging Relationship	(Effective Portion)
	For the six months ended June 30,
	2010	2009

Cash flow hedge	$280,000	$59,000

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

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2010
Assets:
Available for sale securities

U.S. Treasuries	$8,746,000	$-	$8,746,000	$-
U.S. government -
sponsered agencies	25,881,000	-	25,881,000	-
Obligations of state and
political subdivisions	3,813,000	-	3,813,000	-
Mortgage-backed
securities - residential	74,344,000	-	74,344,000	-
Other equity investments	3,225,000	-	3,225,000	-
Total available for
sale securities	$116,009,000	$-	$116,009,000	$-

Liabilities:
Interest rate swap	$724,000	$-	$724,000	$-

	At December 31, 2009
Assets:
Available for sale securities
U.S. Treasuries	$-	$-	$-	$-
U.S. government -
sponsered agencies	32,286,000	-	32,286,000	-
Obligations of state and
political subdivisions	5,397,000	-	5,397,000	-
Mortgage-backed
securities - residential	62,228,000	-	62,228,000	-
Other equity investments	3,115,000	-	3,115,000	-
Total available for
sale securities	$103,026,000	$-	$103,026,000	$-

Liabilities:
Interest rate swap	$258,000	$-	$258,000	$-

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2010
Assets:
Impaired loans	$13,830,000	$-	$-	$13,830,000

At December 31, 2009
Assets:
Impaired loans	$6,765,000	$-	$-	$6,765,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,743,000 at June 30, 2010, with a valuation allowance of $1,913,000, resulting in an additional provision for loan losses of $1,751,000 for the six months ended June 30, 2010.

Impaired loans had a carrying amount of $8,668,000 with a valuation allowance of $1,903,000, resulting in an additional provision for loan losses of $1,422,000 for year ended December 31, 2009.

Fair value estimates, methods and assumptions are set forth below, for items not previously presented, for the Corporation’s financial instruments.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,452,000	$19,452,000	$8,871,000	$8,871,000
Securities available for sale	116,009,000	116,009,000	103,026,000	103,026,000
Securities held to maturity	56,836,000	59,182,000	67,717,000	68,765,000
FHLB-NY stock	2,497,000	N/A	3,227,000	N/A
Net loans, including impaired loans	449,007,000	451,070,000	453,119,000	453,813,000
Accrued interest receivable	2,852,000	2,852,000	3,167,000	3,167,000

Financial liabilities:
Deposits	561,183,000	562,138,000	529,930,000	531,230,000
FHLB-NY Advances	36,000,000	34,852,000	54,600,000	51,949,000
Securities sold under agreements
to repurchase	15,400,000	15,400,000	15,396,000	15,396,000
Subordinated debenture	7,217,000	6,582,000	7,217,000	5,943,000
Accrued interest payable	935,000	935,000	1,193,000	1,193,000

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

Index

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
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at June 30, 2010 and December 31, 2009 the fair value of such commitments were not material.

Limitations – The preceding fair value estimates were made at June 30, 2010 and December 31, 2009, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximates were made solely for on and off balance sheet financial instruments at June 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 6.   Stock-Based Compensation

On February 16, 2010, the Board of Directors adopted the Stewardship Financial Corporation 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan became effective upon approval by the shareholders at the Annual Meeting on May 17, 2010.

The purpose of the 2010 Plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons.  As of June 30, 2010 there were no awards granted.

Index

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss)	$(1,065)	$780	$(194)	$1,967
Dividends on preferred stock and accretion	138	137	275	229
Net income (loss) available to common stockholders	$(1,203)	$643	$(469)	$1,738

Weighted average shares	5,842	5,831	5,841	5,830
Effect of dilutive stock options	N/A	5	N/A	5
Total weighted average dilutive shares	5,842	5,836	5,841	5,835

Basic earnings (loss) per common share	$(0.21)	$0.11	$(0.08)	$0.30

Diluted earnings (loss) per common share	$(0.21)	$0.11	$(0.08)	$0.30

For periods in which a loss is reported, the impact of dilutive stock options and common stock warrants is not considered as the result would be antidilutive.  Stock options to purchase 70,427 average shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2009 because they were antidilutive.  A common stock warrant to purchase 111,353 average shares of common stock was not considered in computing diluted earnings per share for the six months ended June 30, 2009 because it was antidilutive.

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

Financial Condition

Total assets increased $11.1 million, or 1.7%, to $674.9 million at June 30, 2010 from $663.8 million at December 31, 2009.  Cash and cash equivalents increased $10.6 million, reflecting planned additional liquidity.  Securities available for sale increased $13.0 million while securities held to maturity decreased $10.9 million.  The changes in the securities portfolio included the effect of calls and replacements of securities in the current interest rate environment as well as proactive sales of securities by the Corporation to minimize the anticipated impact of rising market rates.  The balance in the net loan portfolio declined slightly from $453.1 million at December 31, 2009 to $449.0 million at June 30, 2010.  Increases due to new loans originated were offset by a $1.825 million net increase in the allowance for loan losses and regular principal payments and payoffs.

Deposits totaled $561.2 million at June 30, 2010, an increase of $31.3 million, or 5.9%, from $529.9 million at December 31, 2009.  The growth in deposits consisted of increases in both interest-bearing and non-interest bearing accounts,

Index

demonstrating appropriate product offerings.  Our products and services, including those introduced throughout 2009, will allow us to continue to attract new personal and business core deposits.

FHLB of NY advances were $36.0 million at June 30, 2010 compared with $54.6 million at December 31, 2009.  The decrease in these borrowings was the result of an increase in deposits which were used to paydown overnight advances.

Results of Operations

General

The Corporation reported a net loss of $1.1 million, or a $0.21 loss per diluted common share for the three months ended June 30, 2010, compared to net income of $780,000, or $0.11 diluted earnings per common share for the comparable prior year period.  For the six months ended June 30, 2010, the net loss was $194,000, or $0.08 per diluted common share.  These results compare to net income of $2.0 million, or $0.30 diluted earnings per common share for the six months ended June 30, 2009.  Results for the current three and six month periods include a significantly increased provision for loan losses of $4.7 million and $6.3 million, respectively.

Net Interest Income

Net interest income for the three and six months ended June 30, 2010 was $5.9 million and $12.1 million, respectively, compared to $5.8 million and $11.4 million recorded in the prior year periods.  The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended June 30, 2010 were 3.48% and 3.84%, respectively, compared to 3.45% and 3.89% for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the net interest rate spread and net yield on interest earning assets were 3.61% and 3.96%, respectively, compared to 3.44% and 3.88% for the six months ended June 30, 2009.  The net yield on interest earning assets during the current year periods reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2010 and 2009 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended June 30,

	2010			2009
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$461,879	$6,703	5.82%	$438,675	$6,670	6.10%
Taxable investment securities (1)	138,948	1,234	3.56	146,204	1,612	4.42
Tax-exempt investment securities (1) (2)	31,376	397	5.08	29,520	397	5.39
Other interest-earning assets	1,233	4	1.30	96	2	8.36
Total interest-earning assets	633,436	8,338	5.28	614,495	8,681	5.67

Non-interest-earning assets:
Allowance for loan losses	(7,543)			(5,385)
Other assets	42,156			33,943
Total assets	$668,049			$643,053

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$236,358	$825	1.40%	$182,967	$580	1.27%
Savings deposits	48,404	51	0.42	42,510	56	0.53
Time deposits	165,097	853	2.07	194,692	1,567	3.23
Repurchase agreements	15,400	184	4.79	15,163	190	5.03
FHLB borrowing	36,263	239	2.64	49,487	253	2.05
Subordinated debenture	7,217	126	7.00	7,217	76	4.22
Total interest-bearing liabilities	508,739	2,278	1.80	492,036	2,722	2.22
Non-interest-bearing liabilities:
Demand deposits	99,926			92,789
Other liabilities	4,968			4,270
Stockholders' equity	54,416			53,958
Total liabilities and stockholders' equity	$668,049			$643,053

Net interest income (taxable equivalent basis)		6,060			5,959
Tax Equivalent adjustment		(137)			(139)
Net interest income		$5,923			$5,820

Net interest spread (taxable equivalent basis)			3.48%			3.45%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.84%			3.89%

______________________

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Six Months Ended June 30,

	2010			2009
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$461,950	$13,589	5.93%	$437,806	$13,290	6.12%
Taxable investment securities (1)	136,149	2,573	3.81	140,508	3,208	4.60
Tax-exempt investment securities (1) (2)	31,839	811	5.14	29,230	787	5.43
Other interest-earning assets	679	6	1.78	90	5	11.20
Total interest-earning assets	630,617	16,979	5.43	607,634	17,290	5.74

Non-interest-earning assets:
Allowance for loan losses	(7,427)			(5,300)
Other assets	39,845			34,514
Total assets	$663,035			$636,848

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$229,562	$1,595	1.40%	$175,167	$1,097	1.26%
Savings deposits	47,855	100	0.42	41,449	114	0.55
Time deposits	168,198	1,854	2.22	203,244	3,364	3.34
Repurchase agreements	15,399	365	4.78	15,162	378	5.03
FHLB borrowing	41,013	486	2.39	47,822	484	2.04
Subordinated debenture	7,217	194	5.42	7,217	160	4.47
Total interest-bearing liabilities	509,244	4,594	1.82	490,061	5,597	2.30
Non-interest-bearing liabilities:
Demand deposits	94,987			90,802
Other liabilities	4,434			4,255
Stockholders' equity	54,370			51,730
Total liabilities and stockholders' equity	$663,035			$636,848

Net interest income (taxable equivalent basis)		12,385			11,693
Tax Equivalent adjustment		(283)			(275)
Net interest income		$12,102			$11,418

Net interest spread (taxable equivalent basis)			3.61%			3.44%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.96%			3.88%

____________________

(1)	For purposes of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended June 30, 2010, total interest income on a tax equivalent basis decreased $343,000, or 4.0%,  when compared to the three months ended June 30, 2009 primarily due to a decrease in the total yield on interest-earning assets, partially offset by an increase in the average interest-earning assets.  Total interest income on a tax equivalent basis decreased $312,000 for the six months ended June 30, 2010, or 1.8%, compared to the same period for 2009.  Consistent with the three month period, the decrease in the current six month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets.  The average rate earned on interest-earning assets was 5.28% and 5.43% for the three and six months ended June 30, 2010, respectively, compared to an average rate of 5.67% and 5.74% for the same prior year periods.  The decline in the asset yields reflect the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans, including those transferred to nonaccrual during the current year periods.  Average interest-earning assets increased $18.9 million and $23.0 million for the three and six months ended June 30, 2010, respectively, when compared to the prior year periods.  Loans of $461.9 million and $462.0 million for the three and six months ended June 30, 2010, respectively, represent increases of $23.2 million and $24.1 million when compared to the same prior year periods.

Interest paid on deposits and borrowed money decreased $444,000, or 16.3%, and $1.0 million, or 17.9%, for the three and six months ended June 30, 2010 compared to the same periods for 2009.  The declines are due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $16.7 million and $19.2 million for the three and six months ended June 30, 2010, respectively, from the comparable 2009 periods.  For the three months ended June 30, 2010, the total cost for interest-bearing liabilities declined to 1.80% representing a 42 basis point decline when compared to the same prior year period.  Yields on deposits and borrowed money decreased 48 basis points from 2.30% for the six month period ended June 30, 2009 to 1.82% for the comparable period in 2010.

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

The loan loss provision totaled $4.7 million and $6.3 million for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009 the provision for loan losses was $1.025 million and $1.175 million, respectively.  Nonperforming loans of $26.9 million at June 30, 2010 reflected an increase when compared to $22.9 million of nonperforming loans at December 31, 2009.

During the first six months of 2010, the Corporation charged off loans totaling $4.5 million and recovered $84,000 in previously charged off loans compared to $91,000 and $92,000, respectively, during the same period in 2009.  Approximately $2.1 million of the increase in the charge offs was related to a loan to one borrower.  In addition, the Corporation records partial chargeoffs on collateral dependent loans.  After net chargeoffs of $4.4 million for the six months ended June 30, 2010, the allowance for loan losses related to the impaired loans was $1.9 million at both June 30, 2010 and December 31, 2009.

The current period loan loss provision and the increase in nonperforming loans is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and will continue to provide for loan loss reserves, as appropriate, based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

For the three and six months ended June 30, 2010, noninterest income was $1.2 million and $2.3 million, respectively, compared to $949,000 and $1.7 million for the prior year periods.  The security sales discussed above under “Financial Condition” and under “Results of Operations - General” resulted in gain on calls and sales of securities of $474,000 and $802,000 for the three and six months ended June 30, 2010, respectively, compared to $214,000 and $253,000 for the three and six months ended June 30, 2009.

Index

When compared to the prior periods, fees and service charges increased $29,000 and $102,000 for the three and six months ended June 30, 2010, respectively.  The increase primarily reflects revisions to policies for the assessment of fees as well as the changes in and additions to the current fee structure.

As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $118,000 in the related noninterest income line as well as a $108,000 decline in the related noninterest expense line is reflected for the six months ended June 30, 2010.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2010 were $4.2 million and $8.6 million, respectively.  For the comparable prior year periods, noninterest expenses were $4.7 million and $9.1 million, respectively.   A reduced level of expense associated with charitable contributions reflects the lower level of net income for the current year periods.  For the three and six months ended June 30, 2009, FDIC insurance premiums reflected the recording of an industry-wide special assessment which amounted to $300,000 for the Corporation.

As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $108,000 decline in the related noninterest expense line as well as a decline of $118,000 in the related noninterest income line is reflected for the six months ended June 30, 2010.

Income Tax Expense

For the three and six months ended June 30, 2010, the Corporation recorded an income tax benefit of $641,000 and $296,000, respectively compared to an income tax expense of $280,000 and $840,000 for the three and six months ended June 30, 2009, respectively.  The tax benefit for the current year periods reflect the utilization of a capital loss carryforward to offset the taxability of a portion of the gain on calls and sales of securities.  In addition, the tax benefit reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings.

Asset Quality

The Corporation’s principal earning asset is its loan portfolio.  Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay loans under existing loan agreements.  Management realizes that because of this risk, reserves are maintained to absorb probable incurred loan losses.  In determining the adequacy of the allowance for loan losses, management of the Corporation considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with general economic and real estate market conditions.  Although management attempts to establish a reserve sufficient to offset probable incurred losses in the portfolio, changes in economic conditions, regulatory policies and borrower’s performance could require future changes to the allowance.

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

Index

	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009

Nonaccrual loans (1)	$25,712	$19,525	$19,656	$14,536
Loans past due 90 days or more and accruing (2)	-	-	415	728
Total nonperforming loans	25,712	19,525	20,071	15,264

Restructured loans	1,210	2,775	2,846	2,417

Total nonperforming loans	$26,922	$22,300	$22,917	$17,681

Allowance for loan losses	$8,745	$8,174	$6,920	$7,249

Nonperforming loans to total gross loans	5.88%	4.83%	4.98%	3.92%
Nonperforming loans to total assets	3.99%	3.37%	3.45%	2.72%
Allowance for loan losses to total gross loans	1.91%	1.77%	1.50%	1.61%
Allowance for loan losses to
nonperforming loans	32.48%	36.65%	30.20%	41.00%

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

The nonaccrual loans are comprised of 76 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, an increase in the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment.  Certain loans, including restructured loans, are current, but due to accounting guidance or prudent review, management has continued to keep these loans on nonaccrual.  The ratio of allowance for loan losses to nonperforming loans declined to 32.48% from 36.65% at the end of the prior quarter.

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The identification of nonaccrual loans reflects careful monitoring of the loan portfolio.  The Corporation has been diligent and proactive in identifying and dealing with problem credits and is focused on resolving the nonperforming loans and mitigating future losses in the portfolio.  Certain nonaccrual loans are expected to be worked out during the coming months.  All delinquent loans continue to be reviewed by management on a biweekly basis.  In an effort to identify any potential problem loan, management has undertaken a review over the past quarter of the majority of loan files to identify early warning signs that might indicate future problems.  As of June 30, 2010, the Corporation saw a reduction in the level of loans past due 30-89 days to $4.0 million – a significant decline from $9.7 million as of March 31, 2010.  While we recognize the decline is largely a result of the migration of delinquent loans to nonaccrual, the fact that these delinquencies did not replenish may be an indicator that new problem loans have slowed.  We will continue to monitor delinquencies for early identification of new problem loans.  While not a significantly large portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry.  As such, the entire commercial construction portfolio is being actively monitored.

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio.  The Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments,  The adequacy of the allowance for loan losses is based upon management’s evaluation of the known and inherent risks in the portfolio, consideration to the size and composition of the loan portfolio, actual loan loss experience, the level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.

In establishing the allowance for loan losses, the Corporation utilizes a two tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio.  The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans.  Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

Index

Allocations of specific loan loss allowances are established for identified loans based on a review of various information including appraisals of underlying collateral.  Appraisals are performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans.  Appraisals are periodically updated to ascertain any further decline in value.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loss experience, composition of loan portfolio, current economic conditions and management’s judgment.

Primarily as a result of the increase in nonperforming loans, the Corporation recorded an increase in the provision for loan losses.  For the three months ended June 30, 2010, the provision for loan losses was $4.705 million, bringing the year to date provision for loan losses to $6.255 million compared to $1.025 million and $1.175 million for the three and six months ended June 30, 2009, respectively.  The total allowance for loan losses increased to 1.91% of total loans from a comparable ratio of 1.77% at March 31, 2010 and 1.50% at December 31, 2009.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as loss against the allowance for loan losses.  After net chargeoffs of $4.1 million and $4.4 million for the three and six months ended June 30, 2010, respectively, the allowance for loan losses totaled $8.7 million as of June 30, 2010 compared to $8.2 million and $6.9 million as of March 31, 2010 and December 31, 2009, respectively.  In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with ASC 310-40.  Approximately $2.1 million of the current period charge-offs related to a single loan.  While we have taken the conservative position of a full chargeoff on this loan, we continue to aggressively pursue collection, including legal action.

Our allowance for loan losses to nonperforming loans declined to 32.48% at June 30, 2010, compared with 36.65% at March 31, 2010, but reflects an increase over the 30.20% at December 31, 2009.  The change in this metric between periods is partially attributable to the fluctuation in nonaccrual loans.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.  The majority of our nonperforming loans are secured by real estate collateral.  While our nonperforming loans have trended upward since March 31, 2010, the underlying collateral coverage for nonperforming loans supports the significant collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses.  In addition, the decline in the ratio of allowance for loan losses to nonperforming loans is partially a result of the net chargeoffs taken during the second quarter.  The decline in this ratio is also reflective of our intense efforts to identify all problem loans and place them on nonaccrual status.  This effort has included the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral.  This ratio is reflective of this detailed analysis and the probable incurred losses we have identified with these nonperforming loans.

As of June 30, 2010, there were $22.8 million of other loans not included in the above table compared to $20.2 million and $14.0 million at March 31, 2010 and December 31, 2009, respectively, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At June 30, 2010, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Index

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At June 30, 2010 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table reflects the Corporation’s capital ratios at June 30, 2010.

	Required	Actual	Excess

Leverage Ratio	4.00%	8.77%	4.77%
Risk-based Capital
Tier 1	4.00%	11.81%	7.81%
Total	8.00%	13.07%	5.07%

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

Cash and cash equivalents increased $10.6 million during the first six months of 2010.  Net operating and financing activities provided $0.9 million and $11.4 million, respectively, and investing activities used $1.7 million.

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

With respect to the payment of dividends on common stock, management recognizes that future dividends could be impacted by losses or reduced earnings.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: August 16, 2010	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Claire M. Chadwick
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