Form 10-Q
period 2010-09-30
STEWARDSHIP FINANCIAL CORP
filed 2010-11-12
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from_______to_______

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

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of November 8, 2010 was 5,846,928.

1

Stewardship Financial Corporation

INDEX

PAGE
NUMBER
PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition
at September 30, 2010 and December 31, 2009 (Unaudited)	1

Consolidated Statements of Income for the Three and
Nine Months ended September 30, 2010 and 2009 (Unaudited)	2

Consolidated Statement of Changes in Stockholders’ Equity for
the Nine Months ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Comprehensive Income for the Three
and Nine Months ended September 30, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine
Months ended September 30, 2010 and 2009 (Unaudited)	5 - 6

Notes to Consolidated Financial Statements (Unaudited)	7 - 18

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS	19 - 27

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	28

ITEM 4T - CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	29

SIGNATURES	30

EXHIBIT INDEX	31

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)
	September 30, 2010	December 31, 2009
Assets

Cash and due from banks	$22,068,000	$8,840,000
Other interest-earning assets	90,000	31,000
Federal funds sold	3,000,000	-
Cash and cash equivalents	25,158,000	8,871,000

Securities available for sale	127,348,000	103,026,000
Securities held to maturity; estimated fair value of $50,265,000 (2010) and
$68,765,000 (2009)	47,434,000	67,717,000
FHLB-NY stock, at cost	2,497,000	3,227,000
Loans, net of allowance for loan losses of $9,327,000 (2010) and $6,920,000 (2009)	440,890,000	453,119,000
Mortgage loans held for sale	9,326,000	660,000
Premises and equipment, net	6,477,000	6,861,000
Accrued interest receivable	2,674,000	3,167,000
Other real estate owned	356,000	-
Bank owned life insurance	9,737,000	9,488,000
Other assets	8,165,000	7,708,000
Total assets	$680,062,000	$663,844,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$102,820,000	$88,427,000
Interest-bearing	463,025,000	441,503,000
Total deposits	565,845,000	529,930,000

Federal Home Loan Bank of New York Advances	36,000,000	54,600,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,241,000	15,396,000
Accrued interest payable	918,000	1,193,000
Accrued expenses and other liabilities	1,992,000	1,997,000
Total liabilities	627,213,000	610,333,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares issued and outstanding at September 30, 2010 and December 31, 2009.
Liquidation preference of $10,000,000	9,781,000	9,736,000
Common stock, no par value; 10,000,000 shares authorized;
5,846,928 and 5,834,515 shares issued: 5,845,905 and 5,834,515 shares
outstanding at September 30, 2010 and December 31, 2009, respectively	40,509,000	40,415,000
Treasury stock, 1,023 shares outstanding at September 30, 2010	(14,000)	-
Retained earnings	1,305,000	2,922,000
Accumulated other comprehensive income, net	1,268,000	438,000
Total stockholders' equity	52,849,000	53,511,000

Total liabilities and stockholders' equity	$680,062,000	$663,844,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$6,797,000	$6,831,000	$20,364,000	$20,097,000
Securities held to maturity
Taxable	239,000	532,000	1,037,000	1,492,000
Non-taxable	229,000	220,000	693,000	652,000
Securities available for sale
Taxable	758,000	934,000	2,463,000	3,137,000
Non-taxable	34,000	50,000	121,000	154,000
FHLB dividends	29,000	41,000	98,000	86,000
Other interest-earning assets	9,000	2,000	15,000	7,000
Total interest income	8,095,000	8,610,000	24,791,000	25,625,000

Interest expense:
Deposits	1,590,000	2,131,000	5,139,000	6,706,000
Borrowed money	555,000	503,000	1,600,000	1,525,000
Total interest expense	2,145,000	2,634,000	6,739,000	8,231,000

Net interest income before provision for loan losses	5,950,000	5,976,000	18,052,000	17,394,000
Provision for loan losses	1,500,000	1,200,000	7,755,000	2,375,000
Net interest income after provision for loan losses	4,450,000	4,776,000	10,297,000	15,019,000

Noninterest income:
Fees and service charges	514,000	492,000	1,486,000	1,362,000
Bank owned life insurance	82,000	79,000	249,000	238,000
Gain on sales of mortgage loans	94,000	188,000	215,000	272,000
Gain on calls and sales of securities	-	2,000	802,000	255,000
Merchant processing	-	-	-	118,000
Other	69,000	60,000	265,000	232,000
Total noninterest income	759,000	821,000	3,017,000	2,477,000

Noninterest expenses:
Salaries and employee benefits	2,077,000	2,128,000	6,151,000	6,264,000
Occupancy, net	501,000	453,000	1,471,000	1,398,000
Equipment	285,000	277,000	871,000	795,000
Data processing	334,000	300,000	986,000	882,000
FDIC insurance premium	251,000	197,000	712,000	886,000
Merchant processing	-	-	-	108,000
Other	1,160,000	991,000	3,012,000	3,105,000
Total noninterest expenses	4,608,000	4,346,000	13,203,000	13,438,000
Income before income tax (benefit) expense	601,000	1,251,000	111,000	4,058,000
Income tax (benefit) expense	261,000	358,000	(35,000)	1,198,000
Net income	340,000	893,000	146,000	2,860,000
Dividends on preferred stock and accretion	137,000	138,000	412,000	367,000
Net (loss) income available to common stockholders	$203,000	$755,000	$(266,000)	$2,493,000

Basic (loss) earnings per common share	$0.03	$0.13	$(0.05)	$0.43
Diluted (loss) earnings per common share	$0.03	$0.13	$(0.05)	$0.43

Share data has been restated to reflect a 5% stock dividend paid November 16, 2009.

 See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2010

	Preferred	Common Stock		Treasury	Retained	Accumulated Other Comprehensive Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$-	$2,922,000	$438,000	$53,511,000
Cash dividends paid on common stock	-	-	-	-	(1,343,000)	-	(1,343,000)
Payment of discount on dividend
reinvestment plan	-	-	(23,000)	-	-	-	(23,000)
Cash dividends accrued on preferred stock	-	-	-	-	(375,000)	-	(375,000)
Common stock issued under stock plans	-	3,037	24,000	29,000	-	-	53,000
Stock option compensation expense	-	-	38,000	-	-	-	38,000
Stock options exercised	-	9,376	55,000	(43,000)	-	-	12,000
Accretion of discount on preferred stock	38,000	-	-	-	(38,000)		-
Amortization of issuance costs	7,000	-	-	-	(7,000)		-
Comprehensive income:
Net income	-	-	-	-	146,000	-	146,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $466,000)	-	-	-	-	-	744,000	744,000
Reclassification adjustment for gains in
net income (net of taxes of $316,000)	-	-	-	-	-	486,000	486,000
Change in fair value of interest rate
swap (net of tax benefit of $266,000)	-	-	-	-	-	(400,000)	(400,000)
Total comprehensive income							976,000

Balance -- September 30, 2010	$9,781,000	5,846,928	$40,509,000	$(14,000)	$1,305,000	$1,268,000	$52,849,000

	Nine Months Ended September 30, 2009

	Preferred	Common Stock			Retained	Accumulated Other Comprehensive Gain (Loss),
	Stock	Shares	Amount	Treasury Stock	Earnings	Net	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$(272,000)	$4,383,000	$723,000	$42,796,000
Proceeds from issuance of preferred
stock and a warrant	9,731,000	-	269,000	-	-	-	10,000,000
Preferred stock issuance costs	(48,000)	-	-	-	-	-	(48,000)
Cash dividends paid on common stock	-	-	-	-	(1,583,000)	-	(1,583,000)
5% stock dividend (declared on September 15,
2009 and payable November 16, 2009)	-	279,236	2,465,000	(12,000)	(2,453,000)	-	-
Payment of discount on dividend
reinvestment plan	-	-	(35,000)	-	-	-	(35,000)
Cash dividends accrued on preferred stock	-	-	-	-	(335,000)	-	(335,000)
Common stock issued under stock plans	-	2,288	22,000	23,000	-	-	45,000
Stock option compensation expense	-	-	36,000	-	-	-	36,000
Stock options exercised	-	7,330	40,000	(32,000)	-	-	8,000
Repurchase of common stock	-	-	-	(75,000)	-	-	(75,000)
Accretion of discount on preferred stock	32,000	-	-	-	(32,000)		-
Amortization of issuance costs	6,000	-	-	-	(6,000)		-
Comprehensive income:
Net income	-	-	-	-	2,860,000	-	2,860,000
Change in unrealized holding gains on
securities available for sale arising during the period (net of tax expense of $295,000)	-	-	-	-	-	463,000	463,000
Reclassification adjustment for gains in
net income (net of taxes of $101,000)	-	-	-	-	-	154,000	154,000
Change in fair value of interest rate
swap (net of tax benefit of $142,000)						(214,000)	(214,000)
Total comprehensive income							3,263,000

Balance -- September 30, 2009	$9,721,000	5,863,949	$40,759,000	$(368,000)	$2,834,000	$1,126,000	$54,072,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$340,000	$893,000	$146,000	$2,860,000

Other comprehensive income (loss):
Change in unrealized holding gains on securities
available for sale arising during the period	505,000	1,247,000	2,814,000	1,268,000
Reclassification adjustment for gains in net income	-	2,000	802,000	255,000
Net unrealized gains	505,000	1,245,000	2,012,000	1,013,000
Tax effect	194,000	484,000	782,000	396,000
Net unrealized gains, net of tax amount	311,000	761,000	1,230,000	617,000

Change in fair value of interest rate swap	(200,000)	(257,000)	(666,000)	(356,000)
Tax effect	(80,000)	(102,000)	(266,000)	(142,000)
Change in fair value of interest rate swap,
net of tax amount	(120,000)	(155,000)	(400,000)	(214,000)

Total other comprehensive income	191,000	606,000	830,000	403,000

Total comprehensive income	$531,000	$1,499,000	$976,000	$3,263,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

			9/30/2010	12/31/2009

Unrealized gain on securities available for sale			$1,823,000	$593,000
Unrealized loss on fair value of interest rate swap			(555,000)	(155,000)

Accumulated other comprehensive income, net			$1,268,000	$438,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$146,000	$2,860,000
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	609,000	631,000
Amortization of premiums and accretion of discounts, net	718,000	456,000
Accretion of deferred loan fees	(88,000)	(151,000)
Provision for loan losses	7,755,000	2,375,000
Originations of mortgage loans held for sale	(29,568,000)	(33,778,000)
Proceeds from sale of mortgage loans	21,118,000	33,426,000
Gain on sales of mortgage loans	(215,000)	(272,000)
Gain on calls and sales of securities	(802,000)	(255,000)
Deferred income tax benefit	(1,044,000)	(903,000)
Nonqualified stock option expense	38,000	36,000
Increase in bank owned life insurance	(249,000)	(238,000)
Decrease in accrued interest receivable	493,000	229,000
(Increase) decrease in other assets	(196,000)	735,000
Decrease in accrued interest payable	(275,000)	(88,000)
(Decrease) increase in other liabilities	(405,000)	400,000
Net cash (used in) provided by operating activities	(1,965,000)	5,463,000

Cash flows from investing activities:
Purchase of securities available for sale	(82,727,000)	(46,067,000)
Proceeds from maturities and principal repayments on securities available for sale	12,796,000	11,796,000
Proceeds from calls and sales on securities available for sale	47,951,000	34,854,000
Purchase of securities held to maturity	(5,566,000)	(40,703,000)
Proceeds from maturities and principal repayments on securities held to maturity	4,469,000	4,953,000
Proceeds from calls on securities held to maturity	21,134,000	9,165,000
Redemption (purchase) of FHLB-NY stock	730,000	(775,000)
Net decrease (increase) in loans	4,206,000	(11,673,000)
Additions to premises and equipment	(225,000)	(161,000)
Net cash provided by (used in) investing activities	2,768,000	(38,611,000)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	14,393,000	(8,268,000)
Net increase in interest-bearing deposits	21,522,000	16,349,000
Net (decrease) increase in securities sold under agreements to repurchase	(155,000)	859,000
Proceeds from term borrowings	-	6,000,000
Net (decrease) increase in short term borrowings	(18,600,000)	11,000,000
Proceeds from issuance of preferred stock and warrants	-	9,951,000
Cash dividends paid on common stock	(1,343,000)	(1,583,000)
Cash dividends paid on preferred stock	(375,000)	(271,000)
Payment of discount on dividend reinvestment plan	(23,000)	(35,000)
Purchase of treasury stock	-	(75,000)
Options exercised	12,000	8,000
Issuance of common stock	53,000	45,000
Net cash provided by financing activities	15,484,000	33,980,000

Net increase in cash and cash equivalents	16,287,000	832,000
Cash and cash equivalents - beginning	8,871,000	12,814,000
Cash and cash equivalents - ending	$25,158,000	$13,646,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,014,000	$8,319,000
Cash paid during the period for income taxes	$1,930,000	$1,134,000

Supplemental schedule of non-cash flow activities:
Transfer of loans receivable to other real estate owned, net	$356,000	$-

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  All share and per share amounts have been restated for stock splits and stock dividends.

Other Real Estate Owned

Other real estate owned (OREO) consists of property acquired through foreclosure or deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses.  Subsequent adjustments to the carrying value are recorded in an allowance for OREO and charged to OREO expense.

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

Index

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

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$11,172,000	$279,000	$-	$11,451,000
U.S. government-sponsored agencies	21,604,000	389,000	1,000	21,992,000
Obligations of state and political
subdivisions	3,703,000	225,000	-	3,928,000
Mortgage-backed securities - residential	84,702,000	2,066,000	29,000	86,739,000
Other equity investments	3,173,000	88,000	23,000	3,238,000
	$124,354,000	$3,047,000	$53,000	$127,348,000

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$32,642,000	$92,000	$448,000	$32,286,000
Obligations of state and political
subdivisions	5,284,000	122,000	9,000	5,397,000
Mortgage-backed securities - residential	61,060,000	1,423,000	255,000	62,228,000
Other equity investments	3,058,000	66,000	9,000	3,115,000
	$102,044,000	$1,703,000	$721,000	$103,026,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	September 30, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$4,222,000	$181,000	$-	$4,403,000
Obligations of state and political
subdivisions	26,513,000	1,654,000	-	28,167,000
Mortgage-backed securities - residential	16,699,000	996,000	-	17,695,000
	$47,434,000	$2,831,000	$-	$50,265,000

	December 31, 2009
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$19,921,000	$90,000	$351,000	$19,660,000
Obligations of state and political
subdivisions	27,038,000	871,000	84,000	27,825,000
Mortgage-backed securities - residential	20,758,000	547,000	25,000	21,280,000
	$67,717,000	$1,508,000	$460,000	$68,765,000

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

	September 30, 2010
	Amortized Cost	Fair Value

Maturity
Available for sale
Within one year	$301,000	$306,000
After one year, but within five years	27,903,000	28,506,000
After five years, but within ten years	5,717,000	5,842,000
After ten years	2,558,000	2,717,000
Mortgage-backed securities - residential	84,702,000	86,739,000
Total	$121,181,000	$124,110,000

Held to maturity
Within one year	$1,331,000	$1,348,000
After one year, but within five years	11,484,000	12,119,000
After five years, but within ten years	12,276,000	13,202,000
After ten years	5,644,000	5,901,000
Mortgage-backed securities - residential	16,699,000	17,695,000
Total	$47,434,000	$50,265,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2010 and December 31, 2009, and if the unrealized loss was continuous for the twelve months prior to September 30, 2010 and December 31, 2009.

Index

Available for Sale
September 30, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. government-
sponsored agencies	999,000	(1,000)	-	-	999,000	(1,000)
Obligations of state and
political subdivisions	-	-	-	-	-	-
Mortgage-backed
securities - residential	5,457,000	(29,000)	-	-	5,457,000	(29,000)
Other equity investments	-	-	53,000	(23,000)	53,000	(23,000)
Total temporarily
impaired securities	$6,456,000	$(30,000)	$53,000	$(23,000)	$6,509,000	$(53,000)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government-
sponsored agencies	$23,282,000	$(361,000)	$2,913,000	$(87,000)	$26,195,000	$(448,000)
Obligations of state and
political subdivisions	373,000	(2,000)	443,000	(7,000)	816,000	(9,000)
Mortgage-backed
securities - residential	15,156,000	(255,000)	-	-	15,156,000	(255,000)
Other equity investments	-	-	33,000	(9,000)	33,000	(9,000)
Total temporarily
impaired securities	$38,811,000	$(618,000)	$3,389,000	$(103,000)	$42,200,000	$(721,000)

Held to Maturity
September 30, 2010
As of September 30, 2010, there were no unrecognized losses on held to maturity securities.

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$12,529,000	$(351,000)	$-	$-	$12,529,000	$(351,000)
Obligations of state and
political subdivisions	4,504,000	(69,000)	401,000	(15,000)	4,905,000	(84,000)
Mortgage-backed
securities - residential	1,949,000	(25,000)	-	-	1,949,000	(25,000)
Total temporarily
impaired securities	$18,982,000	$(445,000)	$401,000	$(15,000)	$19,383,000	$(460,000)

Index

Other-Than-Temporary Impairment
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

At September 30, 2010, there were certain equity investments in a continuous loss position for 12 months or longer. The market value and, therefore, the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Corporation’s belief that the declines, similarly, are temporary.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not intend to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

Note 3.   Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	September 30, 2010	December 31, 2009

Mortgage
Residential	$32,612,000	$36,246,000
Commercial	248,620,000	246,212,000
Commercial	114,175,000	114,893,000
Home Equity	21,193,000	21,779,000
Installment	33,601,000	41,006,000
Other	306,000	340,000
Total loans	450,507,000	460,476,000

Less: Deferred loan fees	290,000	437,000
Allowance for loan losses	9,327,000	6,920,000
	9,617,000	7,357,000

Loans, net	$440,890,000	$453,119,000

Index

Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended September 30,
	2010	2009

Balance, beginning of period	$6,920,000	$5,166,000
Provision charged to operations	7,755,000	2,375,000
Recoveries of loans charged off	87,000	97,000
Loans charged off	(5,435,000)	(389,000)

Balance, end of period	$9,327,000	$7,249,000

Nonperforming assets include the following:

	September 30, 2010	December 31, 2009

Nonaccrual loans	$24,334,000	$19,656,000
Loans past due 90 days or more and accruing	10,000	415,000
Restructured loans	140,000	2,846,000
Total nonperfoming loans	24,484,000	22,917,000
Other real estate owned	356,000	-
Total nonperforming assets	$24,840,000	$22,917,000

The Corporation has defined the population of impaired loans to include all nonaccrual and restructured loans.  The following table sets forth information regarding the impaired loans as of the periods indicated.

	September 30, 2010	December 31, 2009

Impaired loans
With related allowance for loan losses	$13,271,000	$8,668,000
Without related allowance for loan losses	11,203,000	13,834,000
Total impaired loans	$24,474,000	$22,502,000

Related allowance for loan losses	$2,205,000	$1,903,000

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

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three and nine months ended September 30, 2010.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining term of the swap.  As of September 30, 2010, the interest rate swap is secured by investment securities with a fair value of $1,062,000.

Index

Summary information about the interest rate swap designated as a cash flow hedge as of September 30, 2010 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$924,000

The net expense recorded on the swap transaction totaled $63,000 and $140,000 for the three and nine months ended September 30, 2010, respectively, and is reported as a component of interest expense – borrowed money.  There was no net expense recorded for the three and nine months ended September 30, 2009.

The fair value of the interest rate swap of $924,000 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

	Amount of Loss, Net of Taxes,
	Recognized in OCI on Derivative
Cash Flow Hedging Relationship	(Effective Portion)
	For the nine months ended September 30,
	2010	2009

Cash flow hedge	$400,000	$214,000

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

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2010
Assets:
Available for sale securities

U.S. Treasuries	$11,451,000	$-	$11,451,000	$-
U.S. government -
sponsered agencies	21,992,000	-	21,992,000	-
Obligations of state and
political subdivisions	3,928,000	-	3,928,000	-
Mortgage-backed
securities - residential	86,739,000	-	86,739,000	-
Other equity investments	3,238,000	-	3,238,000	-
Total available for
sale securities	$127,348,000	$-	$127,348,000	$-

Liabilities:
Interest rate swap	$924,000	$-	$924,000	$-

	At December 31, 2009
Assets:
Available for sale securities
U.S. Treasuries	$-	$-	$-	$-
U.S. government -
sponsered agencies	32,286,000	-	32,286,000	-
Obligations of state and
political subdivisions	5,397,000	-	5,397,000	-
Mortgage-backed
securities - residential	62,228,000	-	62,228,000	-
Other equity investments	3,115,000	-	3,115,000	-
Total available for
sale securities	$103,026,000	$-	$103,026,000	$-

Liabilities:
Interest rate swap	$258,000	$-	$258,000	$-

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2010
Assets:
Impaired loans	$11,066,000	$-	$-	$11,066,000
Other real estate owned	$356,000	$-	$-	$356,000

	At December 31, 2009
Assets:
Impaired loans	$6,765,000	$-	$-	$6,765,000
Other real estate owned	$-	$-	$-	$-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,271,000 at September 30, 2010, with a valuation allowance of $2,205,000, resulting in an additional provision for loan losses of $2,434,000 for the nine months ended September 30, 2010.

Impaired loans had a carrying amount of $8,668,000 with a valuation allowance of $1,903,000, resulting in an additional provision for loan losses of $1,422,000 for year ended December 31, 2009.

Other real estate owned which is measured at the lower of carrying of fair value less costs to see, had a new carrying amount of $356,000.  At September 30, 2010, there was no valuation allowance required.

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$25,158,000	$25,158,000	$8,871,000	$8,871,000
Securities available for sale	127,348,000	127,348,000	103,026,000	103,026,000
Securities held to maturity	47,434,000	50,265,000	67,717,000	68,765,000
FHLB-NY stock	2,497,000	N/A	3,227,000	N/A
Net loans, including impaired loans	440,890,000	443,327,000	453,119,000	453,813,000
Accrued interest receivable	2,674,000	2,674,000	3,167,000	3,167,000

Financial liabilities:
Deposits	565,845,000	567,262,000	529,930,000	531,230,000
FHLB-NY Advances	36,000,000	34,904,000	54,600,000	51,949,000
Subordinated debenture	7,217,000	6,324,000	7,217,000	5,943,000
Securities sold under agreements
to repurchase	15,241,000	15,241,000	15,396,000	15,396,000
Accrued interest payable	918,000	918,000	1,193,000	1,193,000
Interest rate swap	924,000	924,000	258,000	258,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value.
Securities available for sale and held to maturity – The methods for determining fair values were described previously.

Index

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
Accrued interest payable – The carrying amount approximates fair value.
Interest rate swap – The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at September 30, 2010 and December 31, 2009 the fair value of such commitments were not material.

Limitations – The preceding fair value estimates were made at September 30, 2010 and December 31, 2009, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 6.   Stock-Based Compensation

On February 16, 2010, the Board of Directors adopted the Stewardship Financial Corporation 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan became effective upon approval by the shareholders at the Annual Meeting of Shareholders held on May 17, 2010.

The purpose of the 2010 Plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons.  As of September 30, 2010 there were no awards granted.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income	$340	$893	$146	$2,860
Dividends on preferred stock and accretion	137	138	412	367
Net income (loss) available to common stockholders	$203	$755	$(266)	$2,493

Weighted average shares	5,842	5,834	5,843	5,831
Effect of dilutive stock options	-	4	-	5
Total weighted average dilutive shares	5,842	5,836	5,843	5,835

Basic earnings (loss) per common share	$0.03	$0.13	$(0.05)	$0.43

Diluted earnings (loss) per common share	$0.03	$0.13	$(0.05)	$0.43

For periods in which a loss is reported, the impact of dilutive stock options and common stock warrants is not considered as the result would be antidilutive.  For the three months ended September 30, 2010 and 2009, stock options to purchase 71,125 and 69,698 average shares of common stock, respectively, were not considered in computing diluted earnings per share because they were antidilutive.  Stock options to purchase 70,317 average shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2009 because they were antidilutive.  For both the three months ended September 30, 2010 and 2009, a common stock warrant to purchase 133,475 average shares of common stock was not considered in computing diluted earnings per share because they were antidilutive.  A common stock warrant to purchase 118,807 average shares of common stock was not considered in computing diluted earnings per share for the nine months ended September 30, 2009 because it was antidilutive.

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

Financial Condition

Total assets increased $16.2 million, or 2.4%, to $680.1 million at September 30, 2010 from $663.8 million at December 31, 2009.  Cash and cash equivalents increased $16.3 million, reflecting planned additional liquidity.  Securities available for sale increased $24.3 million while securities held to maturity decreased $20.3 million.  The changes in the securities portfolio included the effect of calls and replacements of securities in the current interest rate environment as well as proactive sales of securities by the Corporation to minimize the anticipated impact of rising market rates.  The balance in the net loan portfolio declined from $453.1 million at December 31, 2009 to $440.9 million at September 30, 2010.  Increases due to new loans originated were offset by a $2.4 million net increase in the allowance for loan losses and regular principal payments and payoffs.

Deposits totaled $565.8 million at September 30, 2010, an increase of $35.9 million, or 6.8%, from $529.9 million at December 31, 2009.  The growth in deposits consisted of increases in both interest-bearing and non-interest bearing accounts.  Our products and services, including those introduced throughout 2009, will allow us to continue to attract new personal and business core deposits.

FHLB of NY advances were $36.0 million at September 30, 2010 compared with $54.6 million at December 31, 2009.  The decrease in these borrowings was the result of an increase in deposits which were used to paydown overnight advances.

Results of Operations

General

The Corporation reported net income of $340,000, or a $0.03 per diluted common share, for the three months ended September 30, 2010, compared to net income of $893,000, or $0.13 per diluted common share, for the comparable prior year period.  For the nine months ended September 30, 2010, net income was $146,000 compared to net income of $2.9 million for the corresponding nine month period in 2009.  The decrease in earnings during the first nine months of 2010 is primarily related to a higher provision for loan loss.  After dividends on preferred stock and accretion, the net loss to the common shareholders was $266,000 for the first nine months of 2010, or $0.05 per diluted common share, compared to net income of $2.5 million, or $0.43 per diluted common share, during the same period in 2009.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2010 was $6.0 million and $18.1 million, respectively, compared to $6.0 million and $17.4 million recorded in the prior year periods.  The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended September 30, 2010 were 3.53% and 3.83%, respectively, compared to 3.47% and 3.92% for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the net interest rate spread and net yield on interest earning assets were 3.56% and 3.90%, respectively, compared to 3.44% and 3.89% for the nine months ended September 30, 2009.  The net yield on interest earning assets during the current year periods reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2010 and 2009 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended September 30,

	2010			2009
	Average Balance	Interest Income/Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$458,443	$6,809	5.96%	$451,396	$6,843	6.01%
Taxable investment securities (1)	145,343	1,025	2.83	136,875	1,506	4.37
Tax-exempt investment securities (1) (2)	30,524	389	5.11	30,295	398	5.21
Other interest-earning assets	3,526	9	1.02	124	2	6.40
Total interest-earning assets	637,836	8,232	5.18	618,690	8,749	5.61

Non-interest-earning assets:
Allowance for loan losses	(9,032)			(6,734)
Other assets	48,935			33,393
Total assets	$677,739			$645,349

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$243,019	$703	1.16%	$198,585	$678	1.35%
Savings deposits	46,054	38	0.32	42,489	46	0.43
Time deposits	172,760	849	1.97	183,118	1,407	3.05
Repurchase agreements	15,250	186	4.89	15,509	189	4.83
FHLB borrowing	36,000	242	2.70	42,458	249	2.33
Subordinated debenture	7,217	127	7.06	7,217	65	3.57
Total interest-bearing liabilities	520,300	2,145	1.65	489,376	2,634	2.14
Non-interest-bearing liabilities:
Demand deposits	100,841			96,008
Other liabilities	3,269			6,400
Stockholders' equity	53,329			53,565
Total liabilities and stockholders' equity	$677,739			$645,349

Net interest income (taxable equivalent basis)		6,087			6,115
Tax Equivalent adjustment		(137)			(139)
Net interest income		$5,950			$5,976

Net interest spread (taxable equivalent basis)			3.53%			3.47%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.83%			3.92%
____________________
(1)	For purposes of these calculations, nonaccruing loans are included in the average balance. Loans andtotal interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Nine Months Ended September 30,

	2010			2009
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$460,761	$20,398	5.92%	$442,385	$20,133	6.08%
Taxable investment securities (1)	139,247	3,598	3.45	139,284	4,714	4.52
Tax-exempt investment securities (1) (2)	31,396	1,201	5.11	29,589	1,185	5.35
Other interest-earning assets	1,639	15	1.22	101	7	9.27
Total interest-earning assets	633,043	25,212	5.32	611,359	26,039	5.69

Non-interest-earning assets:
Allowance for loan losses	(7,969)			(5,783)
Other assets	42,911			34,050
Total assets	$667,985			$639,626

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$234,097	$2,298	1.31%	$183,059	$1,775	1.30%
Savings deposits	47,248	138	0.39	41,799	159	0.51
Time deposits	169,735	2,703	2.13	196,462	4,772	3.25
Repurchase agreements	15,348	551	4.80	15,279	567	4.96
FHLB borrowing	39,324	728	2.48	46,014	733	2.13
Subordinated debenture	7,217	321	5.95	7,217	225	4.17
Total interest-bearing liabilities	512,969	6,739	1.76	489,830	8,231	2.25
Non-interest-bearing liabilities:
Demand deposits	96,960			92,556
Other liabilities	4,042			4,892
Stockholders' equity	54,014			52,348
Total liabilities and stockholders' equity	$667,985			$639,626

Net interest income (taxable equivalent basis)		18,473			17,808
Tax Equivalent adjustment		(421)			(414)
Net interest income		$18,052			$17,394

Net interest spread (taxable equivalent basis)			3.56%			3.44%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.90%			3.89%
______________________

(1)	For purposes of these calculations, nonaccruing loans are included in the average balance. Loans andtotal interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended September 30, 2010, total interest income on a tax equivalent basis decreased $517,000, or 5.9%,  when compared to the three months ended September 30, 2009 primarily due to a decrease in the total yield on interest-earning assets, partially offset by an increase in the average interest-earning assets.  Total interest income on a tax equivalent basis decreased $827,000 for the nine months ended September 30, 2010, or 3.2%, compared to the same period for 2009.  Consistent with the three month period, the decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets.  The average rate earned on interest-earning assets was 5.18% and 5.32% for the three and nine months ended September 30, 2010, respectively, compared to an average rate of 5.61% and 5.69% for the same prior year periods.  The decline in the asset yields reflect the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans, including those transferred to nonaccrual during the current year periods.  Average interest-earning assets increased $19.1 million and $21.7 million for the three and nine months ended September 30, 2010, respectively, when compared to the prior year periods.  Loans of $458.4 million and $460.8 million for the three and nine months ended September 30, 2010, respectively, represent increases of $7.0 million and $18.4 million when compared to the same prior year periods.

Interest paid on deposits and borrowed money decreased $489,000, or 18.6%, and $1.5 million, or 18.1%, for the three and nine months ended September 30, 2010 compared to the same periods in 2009.  The declines are due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $30.9 million and $23.1 million for the three and nine months ended September 30, 2010, respectively, from the comparable 2009 periods.  For the three months ended September 30, 2010, the total cost for interest-bearing liabilities declined to 1.65% representing a 49 basis point decline when compared to the same prior year period.  Yields on deposits and borrowed money also decreased 49 basis points from 2.25% for the nine month period ended September 30, 2009 to 1.76% for the comparable period in 2010.

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

The loan loss provision totaled $1.5 million and $7.8 million for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009 the provision for loan losses was $1.2 million and $2.4 million, respectively.  Nonperforming loans of $24.5 million at September 30, 2010 reflected an increase when compared to $22.9 million of nonperforming loans at December 31, 2009.

During the first nine months of 2010, the Corporation charged off loans totaling $5.4 million and recovered $87,000 in previously charged off loans compared to $389,000 and $97,000, respectively, during the same period in 2009.  Approximately $2.1 million of the increase in the charge offs was related to a loan to one borrower.  In addition, the Corporation records partial chargeoffs on collateral dependent loans.  After net chargeoffs of $5.3 million for the nine months ended September 30, 2010, the allowance for loan losses related to the impaired loans was $2.2 million and $1.9 million at September 30, 2010 and December 31, 2009, respectively.

The loan loss provision and the increase in nonperforming loans is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and will continue to provide for loan loss reserves, as appropriate, based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

For the three and nine months ended September 30, 2010, noninterest income was $759,000 and $3.0 million, respectively, compared to $821,000 and $2.5 million for the prior year periods.  The security sales discussed above under “Financial Condition” and under “Results of Operations - General” resulted in gain on calls and sales of securities of $802,000 for the nine months ended September 30, 2010 compared to $255,000 for the nine months ended September 30, 2009.

Index

When compared to the prior periods, fees and service charges increased $22,000 and $124,000 for the three and nine months ended September 30, 2010, respectively.  The increase primarily reflects revisions to policies for the assessment of fees as well as the changes in and additions to the current fee structure.

As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $118,000 in the related noninterest income line as well as a $108,000 decline in the related noninterest expense line is reflected for the nine months ended September 30, 2010.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2010 were $4.6 million and $13.2 million, respectively.  For the comparable prior year periods, noninterest expenses were $4.3 million and $13.4 million, respectively.   An increase in noninterest expenses reflects the costs, such as legal and other collection related expenses, incurred in connection with the higher level of nonperforming assets.

As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $108,000 decline in the related noninterest expense line as well as a decline of $118,000 in the related noninterest income line is reflected for the nine months ended September 30, 2010.

Income Tax Expense

For the three months ended September 30, 2010, the Corporation recorded income tax expense of $261,000.  For the nine months ended September 30, 2010, income taxes represented a benefit of $35,000.  These amounts compare to income tax expense of $358,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively.  The tax benefit for the current year to date period reflects the utilization of a capital loss carryforward to offset the taxability of a portion of the gain on calls and sales of securities.  In addition, the tax benefit reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

Index

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

Nonaccrual loans (1)	$24,334	$25,712	$19,525	$19,656
Loans past due 90 days or more and accruing (2)	10	-	-	415
Restructured loans	140	1,210	2,775	2,846

Total nonperforming loans	24,484	26,922	22,300	22,917

Other real estate owned	356	-	-	-

Total nonperforming assets	$24,840	$26,922	$22,300	$22,917

Allowance for loan losses	$9,327	$8,745	$8,174	$6,920

Nonperforming loans to total gross loans	5.43%	5.88%	4.83%	4.98%
Nonperforming assets to total assets	3.65%	3.99%	3.37%	3.45%
Allowance for loan losses to total gross loans	2.07%	1.91%	1.77%	1.50%
Allowance for loan losses to
nonperforming loans	38.09%	32.48%	36.65%	30.20%

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

The nonaccrual loans are comprised of 76 loans, primarily commercial mortgage, residential mortgage and commercial loans.  While the Corporation maintains strong underwriting requirements, an increase in the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment.  Certain loans, including restructured loans, are current, but due to accounting guidance or cautious review, management has continued to keep these loans on nonaccrual.  The ratio of allowance for loan losses to nonperforming loans increased to 38.09% from 32.48% at the end of the prior quarter and 30.20% at December 31, 2009.

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The identification of nonaccrual loans reflects careful monitoring of the loan portfolio.  The Corporation has been diligent and proactive in identifying and dealing with problem credits and is focused on resolving the nonperforming loans and mitigating future losses in the portfolio.  Certain nonaccrual loans are expected to be worked out during the coming months.  All delinquent loans continue to be reviewed by management on a biweekly basis.  In an effort to identify any potential problem loan, in the second quarter, management undertook a review of the majority of loan files to identify early warning signs that might indicate future problems.  No additional problem loans of significance were discovered.  As of September 30, 2010, the level of loans past due 30-89 days remained at $4.0 million – comparable to June 30, 2010.  A stabilization of these delinquencies may be an indicator that new problem loans have slowed.  We will continue to monitor delinquencies for early identification of new problem loans.  While not a significantly large portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry.  As such, the entire commercial construction portfolio is being actively monitored.

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio.  The Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments.  The adequacy of the allowance for loan losses is based upon management’s evaluation of the known and inherent risks in the portfolio, consideration to the size and composition of the loan portfolio, actual loan loss experience, the level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.

In establishing the allowance for loan losses, the Corporation utilizes a two tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio.  The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio

Index

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation recorded an increase in the provision for loan losses.  For the three months ended September 30, 2010, the provision for loan losses was $1.5 million, bringing the year to date provision for loan losses to $7.8 million compared to $1.2 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.  The total allowance for loan losses increased to 2.07% of total loans from a comparable ratio of 1.91% at June 30, 2010 and 1.50% at December 31, 2009.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as loss against the allowance for loan losses.  After net chargeoffs of $918,000 and $5.3 million for the three and nine months ended September 30, 2010, respectively, the allowance for loan losses totaled $9.3 million as of September 30, 2010 compared to $8.7 million and $6.9 million as of June 30, 2010 and December 31, 2009, respectively.  In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with ASC 310-40.  Approximately $2.1 million of the current year to date charge-offs related to a single loan.  While we have taken the conservative position of a full chargeoff on this loan, we continue to aggressively pursue collection, including legal action.

Our allowance for loan losses to nonperforming loans increased to 38.09% at September 30, 2010, compared to 32.48% at June 30, 2010 and 30.20% at December 31, 2009.  A decline in the nonperforming loans coupled with an increase in the allowance for loan losses resulted in the increase in this metric.  Evaluation of nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.  The majority of our nonperforming loans are secured by real estate collateral.  While our nonperforming loans have trended upward since March 31, 2010, the underlying collateral coverage for nonperforming loans supports the significant collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses.  In addition, the increase in the ratio of allowance for loan losses to nonperforming loans since June 30, 2010 is partially a result of a lower level of net chargeoffs taken during the third quarter.  Net chargeoffs for the three months ended September 30, 2010 were $918,000, a significant decline from the prior quarter.  For  the three months ended June 30, 2010 net chargeoffs were $4.1 million, of which approximately $2.1 million was related to a loan to one borrower.  The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans.

As of September 30, 2010, there were $21.1 million of other loans not included in the above table compared to $22.8 million and $14.0 million at June 30, 2010 and December 31, 2009, respectively, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio, the numerator is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred stockholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital

Index

consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At September 30, 2010, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At September 30, 2010 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table summarizes the capital ratios for the Corporation and the Bank at September 30, 2010.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Leverage ratio
Corporation	8.64%	4.00%	N/A
Bank	7.99%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	12.03%	4.00%	N/A
Bank	11.08%	4.00%	6.00%
Total
Corporation	13.29%	8.00%	N/A
Bank	12.33%	8.00%	10.00%

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

Cash and cash equivalents increased $16.3 million during the first nine months of 2010.  Net investing and financing activities provided $2.8 million and $15.5 million, respectively, and net operating activities used $2.0 million.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments.  Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY.  The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.  In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $23 million on an unsecured basis.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Stewardship Financial Corporation
Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	November 12, 2010	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2010	By:	/s/ Claire M. Chadwick
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