Form 10-K
period 2010-12-31
STEWARDSHIP FINANCIAL CORP
filed 2011-03-30
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, no par value

Securities registered under Section 12(g) of the Act:   None

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
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010 was $42,508,000.  As of March 22, 2011, 5,850,473 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2011 Annual Meeting of Shareholders.

FORM 10-K
STEWARDHSHIP FINANCIAL CORPORATION
For the Year Ended December 31, 2010

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”).  Such statements are not historical facts and include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

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

Part I

Item 1.  Business

General

Stewardship Financial Corporation (the “Corporation” or “Registrant”) is a one-bank holding company, which was incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the “Bank”).  The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”).  Pursuant to the New Jersey Banking Act of 1948, as amended (the “New Jersey Banking Act”), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996.  As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value of the Corporation (“Common Stock”) for each outstanding share of the common stock of the Bank.  The only significant activity of the Corporation is ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984.  At December 31, 2010 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches.

The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”).

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

Business of the Corporation

The Corporation’s primary business is the ownership and supervision of the Bank.  The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Corporation structures the Bank’s specific products and services in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic counties, New Jersey.  The Corporation engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

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

Service Area

The Bank’s service area primarily consists of Bergen, Passaic and Morris counties in New Jersey, although the Corporation makes loans throughout New Jersey.  At December 31, 2010, the Bank operated from its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

Competition

The Bank competes for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Bank.  Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents and companies located in the Bank’s service area.  Certain of these institutions have significantly higher lending limits than the Bank and provide services to their customers that the Bank does not offer.

Management believes the Bank is able to compete on a substantially equal basis with its competitors because it provides responsive, personalized services through management’s knowledge and awareness of the Bank’s service area, customers and business.

Employees

At December 31, 2010 the Corporation employed 112 full-time employees and 37 part-time employees.  None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not shareholders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s business.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes extensive changes across the financial regulatory landscape, including provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•
Apply to most bank holding companies the same leverage and risk-based capital requirements applicable to insured depository institutions. The Corporation’s existing trust preferred securities will continue to be treated as Tier 1 capital;

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of the Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
•	Restrict the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater

Many aspects of the Dodd-Frank Act are subject to implementation through rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, the Bank and its customers or the financial industry in general.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

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

The BHCA prohibits depository institutions whose deposits are insured by the FDCI and bank holding companies, among other, from transferring and sponsoring and investing in private equity funds and hedge funds.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I” capital, consisting of common stockholders’ equity and certain preferred stock, less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“FSMA”).  The passage of the FSMA removes the barriers to affiliations among financial service companies by repealing restrictions imposed under the Glass-Steagall Act of 1933 on banks affiliating with securities firms and by creating a new financial holding company (“FHC”) under the BHCA.  The formation of an FHC is permitted if all of the FHC’s insured depository institution subsidiaries are considered well-capitalized and well-managed, and hold a satisfactory rating under the Community Reinvestment Act of 1977, as amended.  An FHC can engage in a prescribed list of financial services, including insurance and securities underwriting and agency activities, merchant banking, insurance company portfolio investment activities and “complementary” financial activities.

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

In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the FSMA also contained a number of privacy requirements with which banks and other financial institutions must comply.  Under the FSMA, all financial institutions must adopt a privacy policy and make its policy known to those who became new customers and provide annual disclosure of its policy to all of its customers.  Prior to disclosing a customer’s nonpublic personal information (not covered by an exception) to nonaffiliated third parties, financial institutions must provide a reasonable means and opportunity for the customer to opt out of having information shared.  The exceptions include disclosures of nonpublic personal information: (i) made in connection with certain processing and servicing transactions; (ii) with the consent, or at the direction, of a customer; (iii) to protect against potential fraud or unauthorized transactions; (iv) to respond to judicial process; and (v) to provide the information to an employee of the financial institution who happens also to be an employee of a nonaffiliated third party.

The FSMA also required the issuance of regulations establishing standards governing the administrative, technical and physical safeguards of customer information.  All financial institutions are required to identify and assess the risks that may threaten customer information, develop a written plan containing policies and procedures to manage and control these risks. implement and test the plan, and adjust the plan on a continuing basis to account for changes in technology, sensitivity of customer information, and internal or external threats to information security.

Additional proposals to change the regulations and laws governing the banking and financial services industry are frequently introduced in the state legislatures, before various banking regulatory agencies, and in Congress.  The likelihood and timing of any such changes and the impact of such changes might have on the Corporation and the Bank cannot be determined at this time.

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

INSURANCE OF DEPOSITS.  Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.  On November 9, 2010, the FDIC Board of Directors issued a final rule to implement the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010, through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF.  In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future.  As of December 31, 2010, the Bank’s assessment rate averaged 15.72 cents per $100 in assessable deposits.  On November 12, 2009, the FDIC adopted a requirement for institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  The Bank prepaid $3.2 million of such premium on December 30, 2009.  At December 31,2010 the prepaid premium was $2.3 million.

The Bank paid a FDIC special assessment of approximately $300,000 in 2009 in addition to higher premium rates.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) issued in connection with the failure of certain savings and loan associations.  This payment is established quarterly and averaged 1.04 basis points for each of the years ended December 31, 2010 and 2009, respectively.  The Corporation paid $57,000 and $54,000 under this assessment for the years ended December 31, 2010 and 2009, respectively.  These assessments will continue until the FICO bonds mature in 2017.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base.  The proposed rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, would become effective April 1, 2011 and would be used to calculate the June 30, 2011 assessment.

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

USA PATRIOT ACT OF 2001. (the “Patriot Act”)  On October 26, 2001, the Patriot Act was signed into law.  Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”).  On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of purchases of preferred stock.  In addition to the preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  Although we believed that our capital position was sound, we concluded that the CPP would allow us to raise additional capital on favorable terms in comparison with other available alternatives.  Accordingly, we applied to participate in the CPP.  As described elsewhere in this Annual Report on Form 10-K, on January 30, 2009, the Treasury purchased for $10 million 10,000 shares of cumulative perpetual preferred stock of the Corporation with a liquidation value of $1,000 per share (the “Preferred Shares”) under the TARP CPP.

The preferred stock issued to the Treasury pays a dividend of 5% for the first five years and 9% thereafter.  As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 133,475 shares of our common stock at an exercise price of $11.24, adjusted for the 5% stock dividend paid in November 2009.

Under the terms of the CPP, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.090 per common share, adjusted for the 5% stock dividend paid in November 2009) or the Corporation’s redemption, purchase or acquisition of common stock or any trust preferred securities issued by the Corporation’s capital trusts until the third anniversary of the senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the CPP were required to accept several compensation-related limitations associated with this Program.  In January 2009, each of our senior executive officers agreed in writing to accept the compensation standards in existence at that time under the CPP and thereby cap or eliminate some of their contractual or legal rights.  The provisions agreed to were as follows:

No Golden Parachute Payments.    For purposes of the CPP, “golden parachute payment” was defined to mean a severance payment resulting from involuntary termination of employment or from a bankruptcy event of the employer, which exceeds three times the terminated employee’s average annual base salary over the five years prior to termination.  Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: they remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the Treasury continues to hold our equity or debt securities issued under the CPP.  The period during which the Treasury holds those securities is the “Capital Purchase Program Covered Period.”

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law.  The Stimulus Act modified the compensation-related limitations contained in the Capital Purchase Program and created additional compensation-related limitations.  The limitations in the Stimulus Act apply to all participants in the TARP (under which the CPP was created), regardless of when participation commenced.  Thus, the newly enacted compensation-related limitations are applicable to the Corporation, subject to the Treasury Department’s issuance of implementing regulations.  The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows:

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

No Compensation Arrangements That Encourage Earnings Manipulation.    In addition to the CPP prohibition on compensation arrangements that encourage unnecessary and excessive risk, the Stimulus Act prohibits us during the Capital Purchase Program Covered Period from entering into compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any of our employees.

Limit on Incentive Compensation.    The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to certain employees during the Capital Purchase Program Covered Period, other than awards of long-term restricted stock that (i) do not fully vest during the Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.  As a recipient of less than $25 million of funds from the CPP, the limit applies only to the most highly compensated employee.

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

Treasury Review of Excessive Bonuses Previously Paid.    The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and the next 20 most highly compensated employees prior to adoption of the Stimulus Act to determine whether any such payments were inconsistent with the purposes of the CPP or the Stimulus Act or were otherwise contrary to the public interest.  If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the CPP recipient and the employee recipient for appropriate reimbursements to the federal government with respect to the compensation.

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

A persistent economic recession and struggling financial markets have adversely affected our industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the state of New Jersey, and the northern New Jersey area.  The nation’s current economic environment and the related struggling financial markets have severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price.  We believe recovery will be slow and do not believe these difficult economic conditions are likely to improve dramatically in the near term.  Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate.  The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans.  While we did not and do not have a sub-prime lending program, any further significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value.  As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans.  Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey.  The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.”  Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations.  These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time.  Any such changes could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Due to our nation’s current economic recession and the lack of confidence in the financial markets, new federal and/or state laws and regulations of lending and funding practices and liquidity standards are being implemented.  Bank regulatory agencies are being very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements.  Any increased government oversight, including the implementation of the Dodd-Frank Act and the creation of a new agency, the Consumer Financial Protection Bureau, may increase our costs and limit our business opportunities.  Our failure to comply with law, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have polices and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

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

The Corporation has traditionally paid a quarterly cash dividend to shareholders.  In the future, we may not be able to declare or pay cash dividends other than regular quarterly cash dividends of not more than $0.090 per share, which was the amount of the last regular quarterly dividend declared and paid by the Corporation before our participation in the Capital Purchase Program, or even to declare or pay cash dividends at all in accordance with past practice, due to restrictions on the payment of dividends and the repurchase of our Common Stock contained in the Securities Purchase Agreement between the Corporation and the Treasury.  These restrictions on declaring or paying dividends could negatively effect the value of our Common Stock.  Until the earlier of the third anniversary of the Treasury’s investment in our Series A Preferred Shares or when all of the shares of Series A Preferred Shares have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, increase the cash dividend on our Common Stock or, purchase, redeem or otherwise acquire for consideration shares of our Common Stock or any preferred stock (other than the Series A Preferred Shares), subject to limited exceptions, most significantly purchases in connection with benefit plans.  We are prohibited from declaring dividend payments on common, junior preferred or pari passu preferred shares unless we are current in our dividend payments on the Series A Preferred Shares.  Further, common, junior preferred or pari passu preferred shares may not be repurchased by us unless we are current in our dividend payments on the Series A Preferred Shares.

Moreover, our ability to pay dividends is always subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.  Although we have historically paid cash dividends on our Common Stock, we are not required to do so and our Board of Directors could further reduce or eliminate our Common Stock dividend in the future.

If we are unable to redeem the Series A Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program within five years, the cost of the capital received will increase significantly.

The Series A Preferred Shares pays cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A Preferred Shares has no maturity date.  If we are unable to redeem the Series A Preferred Shares prior to February 15, 2014, the dividend payable thereon will increase on that date from 5% per annum ($500,000 annually) to 9% per annum ($900,000 annually).  If we are unable to redeem our Series A Preferred Shares by February 15, 2014, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on our liquidity.

The Series A Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program reduces our net income and earnings per share of Common Stock and the Warrant issued to the Treasury may be dilutive to the ownership interests of holders of the Common Stock.

The shares of Series A Preferred Shares pay cumulative dividends at the rate of 5% per annum for the first five years and 9% per annum thereafter.  These dividends will reduce our net income and earnings per common share.  The Series A Preferred Shares ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.  In the event that the Warrant issued to the Treasury is exercised in whole or part, the ownership interest of our existing shareholders will be diluted accordingly.  The shares of Common Stock underlying the warrant represent approximately 2.2% of the shares of the Corporation’s Common Stock outstanding as of December 31, 2010 (included in total shares outstanding are the shares issuable upon exercise of the Warrant). The Treasury has agreed not to vote any of the shares of Common Stock it receives upon exercise of the Warrant, but any third party to which the Treasury transfers the Warrant or any portion of the Warrant or any shares of Common Stock underlying the Warrant is not similarly bound by this voting restriction.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices.  The property located at 612 Godwin Avenue is to be used for future administrative offices.  The property located at 121 Franklin Avenue is a remote drive-up location.  The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2010.

Location	Leased or Owned	Date of Lease Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/14
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/12
Ridgewood, NJ

121 Franklin Avenue	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/13
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

1111 Goffle Road	Leased	05/31/11
Hawthorne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/14
North Haledon, NJ

We believe that our properties are in good condition, well maintained and adequate for the present and anticipated needs of our business.

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

Item 4.  [Removed and Reserved.]

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”.  As of December 31, 2010, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented.  The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.  .

	Sales Price
	High	Low	Cash Dividend
Year Ended December 31, 2010
Fourth quarter	$8.50	$5.75	$0.05
Third quarter	9.49	5.45	0.05
Second quarter	9.49	7.01	0.09
First quarter	9.44	8.46	0.09

Year Ended December 31, 2009
Fourth quarter	$10.50	$8.26	$0.09
Third quarter	10.45	7.95	0.09
Second quarter	11.21	8.33	0.09
First quarter	11.41	7.09	0.09

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

Also, our ability to pay future cash dividends is subject to the provision contained in the agreement that covers our participation in the Treasury’s CPP.  Specifically, the Corporation may not declare a dividend that exceeds $0.090 per common share per quarter until the earlier of the third anniversary of the Treasury’s investment or our redemption or the transfer by the Treasury of our Series A Preferred Shares to a third party.

During fiscal 2010, the Corporation paid quarterly cash dividends totaling $0.28 per share for an annual dividend payout ratio of 132.7%.  During fiscal 2009, the Corporation paid quarterly cash dividends totaling $0.36 per share for an annual dividend payout ratio of 58.2%.

We did not repurchase any shares of our Common Stock during the fourth quarter of 2010.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY
STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2005 in: (a) Stewardship Financial Corporation’s common stock; (b) NASDAQ Composite; (c) NASDAQ Bank; (d) Peer Group 2009; and (e) Peer Group 2010.  The Peer Group indices consist of New Jersey-based commercial banks with total asset size and operating performance comparable with the Corporation.  The Peer Group 2009 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Central Jersey Bancorp, Community Partners Bancorp, Parke Bancorp, Inc., Somerset Hills Bancorp, Sussex Bancorp, and Unity Bancorp, Inc.  The Peer Group 2010 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Community Partners Bancorp, Parke Bancorp, Inc., Somerset Hills Bancorp, Sussex Bancorp, and Unity Bancorp, Inc.  The information provided is not necessarily indicative of the Corporation’s future performance.

STEWARDSHIP FINANCIAL CORPORATION

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Stewardship Financial Corporation	$100.00	$98.15	$105.73	$86.14	$79.36	$56.20
NASDAQ Composite	$100.00	$110.39	$122.15	$73.32	$106.57	$125.91
NASDAQ Bank	$100.00	$113.82	$91.16	$71.52	$59.87	$68.34
Peer Group 2009	$100.00	$105.48	$91.62	$53.76	$49.41	$63.58
Peer Group 2010	$100.00	$111.94	$95.72	$53.68	$52.76	$62.94

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED
FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$24,206	$23,345	$22,303	$19,430	$19,084
Provision for loan losses	(9,575)	(3,575)	(3,585)	(530)	(264)
Net interest income after provision for loan losses	14,631	19,770	18,718	18,900	18,820
Noninterest income	4,387	3,133	4,217	4,414	4,189
Noninterest expense	17,950	17,790	17,986	16,629	15,629
Income before income tax (benefit) expense	1,068	5,113	4,949	6,685	7,380
Income tax (benefit) expense	(165)	1,479	1,448	2,078	2,627
Net income	1,233	3,634	3,501	4,607	4,753
Dividends on preferred stock and accretion	550	504	-	-	-
Net income available to common stockholders	$683	$3,130	$3,501	$4,607	$4,753

Common Share Data: (1)

Basic net income	$0.12	$0.54	$0.60	$0.79	$0.82
Diluted net income	0.12	0.54	0.60	0.79	0.81
Cash dividends declared	0.28	0.36	0.34	0.31	0.26
Book value at year end	7.24	7.50	7.31	7.02	6.42
Average shares outstanding net of treasury stock	5,843	5,832	5,854	5,836	5,812
Shares outstanding at year end	5,846	5,835	5,854	5,851	5,809
Dividend payout ratio	132.68%	58.15%	56.18%	39.35%	32.19%

Selected Consolidated Ratios:

Return on average assets	0.18%	0.57%	0.58%	0.86%	0.96%
Return on average common stockholders' equity	1.55%	7.25%	8.34%	11.76%	13.41%
Average stockholders' equity as a percentage of average total assets	7.99%	8.23%	6.98%	7.34%	7.19%
Leverage (Tier-I) capital (2)	8.58%	9.22%	8.01%	8.56%	8.85%
Tier-I risk based capital (3)	12.20%	11.99%	10.50%	10.76%	11.25%
Total risk based capital (3)	13.45%	13.24%	11.60%	11.76%	12.28%
Allowance for loan loss to total loans	1.88%	1.50%	1.18%	1.06%	1.11%
Nonperforming loans to total loans	5.01%	4.98%	1.46%	0.11%	0.41%

Selected Year-end Balances:

Total assets	$688,118	$663,844	$611,816	$571,905	$519,749
Total loans, net of allowance for loan loss	443,245	453,119	434,103	415,690	365,443
Total deposits	575,603	529,930	506,531	472,299	434,223
Stockholders' equity	52,132	53,511	42,796	41,090	37,306

(1)	All share and per share amounts have been restated to reflect 5% stock dividends paid November 2006, 2007, 2008 and 2009.
(2)	As a percentage of average quarterly assets.
(3)	As a percentage of total risk-weighted assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009.  The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments.  As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

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

The Corporation has developed a strong deposit base with good franchise value.  A mix of a variety of different deposit products, along with a strong focus on customer service, is used to attract customers and build depositor relationships.  Challenges facing the Corporation include our ability to continue to grow the branch deposit levels, provide adequate technology enhancements to achieve efficiencies, offer a competitive product line, and provide the highest level of customer service.

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

In 2009 and 2010, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment.  The Corporation’s results have been affected by the economic downturn through higher loan loss provisions and managing credit risk remains a significant challenge for the Bank.  In addition, competition in the northern New Jersey market remained intense and the challenges of operating throughout these years in a flat interest rate market continued to make it somewhat difficult to attract deposits at appropriate interest rate levels.  Although the area in which the Bank operates has been somewhat shielded by the national economic downturn, management continues to find it challenging to attract low cost core deposits.  Furthermore, while the current economic conditions and softness in the real estate market have contributed to an increase in loan delinquencies, lending opportunities must be appropriately evaluated.  The Corporation has not been involved in the subprime lending area.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings.  In mid-February 2009 we introduced our new Power Rate checking product.  This account pays a premium rate of interest and refunds ATM fees charged by other financial institutions.  In return, the customer has simple monthly qualification factors such as enrolling in online banking with electronic statements and minimum levels of debit card usage.  This product contributed to the growth in deposits during 2009 and 2010 as well as increased fee income related to debit cards and reduced expenses related to statement rendition.

Improvements and upgrades of our electronic / online banking products and services continued to be a priority.  During 2009 we introduced an online banking / cash management product as well as remote deposit capture services for businesses.  Additional development and testing of technology included the introduction of mobile banking for consumers in 2010.

During 2010 the Corporation experienced an increase in mortgage loan refinance activity due to the Corporation’s promotion of a ‘no cost closing’ program and the lower rate environment in the latter half of the year.  This activity allowed the Corporation to sell a larger volume into the secondary market resulting in increased gains from the sale of mortgage loans.  In addition to a focus on increasing non-interest income, there has been a renewed emphasis on expense control.

In 2009, the Corporation received $10 million as part of the United States Treasury Department’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  In exchange, the Corporation issued to the Treasury 10,000 shares of Series A Preferred Shares and a warrant to purchase 133,475 shares of the Corporation’s Common Stock.  The additional capital provided by the CPP solidified our already well capitalized position, thereby enhancing our ability to continue to grow assets and increasing our ability to make new loans.  Accordingly, we can better serve the lending needs of consumers and businesses in our market.

Despite facing economic and unprecedented challenges in 2010, the Corporation reported a net profit for the year.  The Corporation will continue to concentrate its efforts on improving asset quality, growing and maturing its existing branch network, developing new products and services, capitalizing on technology and focusing on improved efficiencies during 2011.

Recent Accounting Pronouncements

A discussion of recent pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience an adverse economic changes.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Earnings Summary

The Corporation reported net income of $1.2 million, or $0.12 diluted earnings per share, for the year ended December 31, 2010, compared to $3.6 million, or $0.54 diluted earnings per common share for 2009.  The decrease in earnings during 2010 is primarily related to a higher provision for loan loss.  After dividends on preferred stock and accretion, net income available to common stockholders was $683,000 for 2010, or $0.12 per diluted common share, compared to $3.1 million, or $0.54 per diluted common share for the year ended December 31, 2009.

The return on average assets was 0.18% in 2010 compared to 0.57% in 2009.  The return on average common equity decreased to 1.55% for 2010 from 7.25% in 2009.

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

For the year ended December 31, 2010, net interest income, on a tax equivalent basis, increased to $24.8 million from $23.9 million for the year ended December 31, 2009, reflecting an increase of $864,000, or 3.6%.  The increase in the current year is primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the year ended December 31, 2010 were 3.57% and 3.89%, respectively, compared to 3.45% and 3.89% for the year ended December 31, 2009.  The net interest rate spread and net yield on interest earning assets for the current year reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits.  The Corporation attempted to proactively manage deposit costs in an effort to mitigate the lower asset yields attributable to historically low market rates.

For the year ended December 31, 2010, total interest income, on a tax equivalent basis, decreased $1.2 million, or 3.4%, when compared to the prior year.  The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.  The average rate earned on interest-earning assets decreased 38 basis points from 5.65% for the year ended December 31, 2009 to 5.27% in the current year.  The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans, including those transferred to nonaccrual during the current year.  Average interest-earning assets increased $21.7 million in 2010, or 4.0%, over the 2009 amount with average loans increasing $15.1 million and investment securities increasing $4.7 million.

Interest expense decreased $2.0 million, or 18.8%, during the year ended December 31, 2010 to $8.8 million.  The decrease was attributable to a decline in the average rate paid on deposits partially offset by an increase in average interest-bearing liabilities.  The cost of interest-bearing liabilities decreased to 1.70% for the year ended December 31, 2010 compared to 2.20% during 2009, reflecting a general decline in rates paid on deposits.  Average interest-bearing liabilities were $517.5 million for the year ended December 31, 2010, reflecting an increase of $25.7 million, or 5.2%, when compared to $491.8 million for the year ended December 31, 2009.  The increase in average interest-bearing liabilities is primarily attributable to the Corporation’s expanding customer base.  The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings.  These alternative funding sources help to lower cost of funds and provide for better management of interest rate risk.  There were no brokered certificates of deposit utilized during 2010.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2010, 2009 and 2008 including, (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$460,721	$27,336	5.93%	$445,586	$26,981	6.06%	$437,812	$28,664	6.55%
Taxable investment securities	142,146	4,593	3.23	138,514	6,131	4.43	102,930	5,377	5.22
Tax-exempt investment securities (2)	31,107	1,587	5.10	30,057	1,590	5.29	27,765	1,482	5.34
Other interest-earning assets	2,055	26	1.27	124	9	7.26	2,624	66	2.52
Total interest-earning assets	636,029	33,542	5.27	614,281	34,711	5.65	571,131	35,589	6.23

Non-interest-earning assets:
Allowance for loan losses	(8,399)			(6,193)			(5,045)
Other assets	45,886			34,474			34,799
Total assets	$673,516			$642,562			$600,885

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$237,616	$2,904	1.22%	$190,522	$2,549	1.34%	$164,000	$2,731	1.67%
Savings deposits	47,251	169	0.36	42,328	206	0.49	37,750	237	0.63
Time deposits	171,745	3,551	2.07	191,738	6,038	3.15	187,195	7,566	4.04
Repurchase agreements	15,221	736	4.84	15,315	754	4.92	16,259	626	3.85
FHLB borrowings	38,486	970	2.52	44,651	979	2.19	44,350	1,145	2.58
Subordinated debentures	7,217	448	6.21	7,217	285	3.95	7,217	466	6.46
Total interest-bearing liabilities	517,536	8,778	1.70	491,771	10,811	2.20	456,771	12,771	2.80
Noninterest-bearing liabilities:
Demand deposits	98,507			93,030			97,316
Other liabilities	3,649			4,870			4,830
Stockholders' equity	53,824			52,891			41,968
Total liabilities and stockholders' equity	$673,516			$642,562			$600,885

Net interest income (taxable equivalent basis)		24,764			23,900			22,818
Tax equivalent adjustment		(558)			(555)			(515)
Net interest income		$24,206			$23,345			$22,303

Net interest spread (taxable equivalent basis)			3.57%			3.45%			3.43%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			3.89%			4.00%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

The following table analyzes net interest income for the year ended December 31, 2010 over the year ended December 31, 2009 in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax equivalent basis.  The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2010 Versus 2009			2009 Versus 2008
			(In thousands)

	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$905	$(550)	$355	$502	$(2,185)	$(1,683)
Taxable investment securities	157	(1,695)	(1,538)	1,662	(908)	754
Tax-exempt investment securities	55	(58)	(3)	121	(13)	108
Other interest-earning assets	30	(13)	17	(103)	46	(57)

Total interest-earning assets	1,147	(2,316)	(1,169)	2,182	(3,060)	(878)

Interest expense:

Interest-bearing demand deposits	590	(235)	355	402	(584)	(182)
Savings deposits	22	(59)	(37)	26	(57)	(31)
Time deposits	(579)	(1,908)	(2,487)	180	(1,708)	(1,528)
Repurchase agreements	(5)	(13)	(18)	(38)	166	128
FHLB borrowings	(145)	136	(9)	8	(174)	(166)
Subordinated debentures	-	163	163	-	(181)	(181)

Total interest-bearing liabilities	(117)	(1,916)	(2,033)	578	(2,538)	(1,960)

Net change in net interest income	$1,264	$(400)	$864	$1,604	$(522)	$1,082

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

The loan loss provision of $9.6 million for the year ended December 31, 2010 was significantly higher than the $3.6 million loan loss provision recorded for the year ended December 31, 2009.  The allowance for loan loss was $8.5 million, or 1.88% of total loans as of December 31, 2010 compared to $6.9 million, or 1.50% of total loans a year earlier.

The loan loss provision takes into account growth in the loan portfolio and an increase in nonperforming loans as well as the impact of chargeoffs.  In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio. Nonaccrual loans increased from $19.7 million, or 4.27% of total loans, at December 31, 2009 to $22.5 million, or 4.98% of total loans at December 31, 2010.  During the year ended December 31, 2010, the Corporation charged off loans totaling $8.1 million compared to loans charged off of $1.9 million in the prior year.  The allowance for loan losses related to the impaired loans decreased from $1.9 million at December 31, 2009 to $1.6 million at December 31, 2010 due, in part, to chargeoffs down to the net realizable value of collateral for some of the impaired loans.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio.  The asset quality issues, caused by the national economic downturn which began in 2008, and the current year chargeoffs and provision for loan losses are reflective of current economic conditions that contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, gain on sales of mortgage loans, income derived from bank owned life insurance, merchant processing income and income derived from debit cards and ATM usage.

Noninterest income increased $1.3 million to $4.4 million for the year ended December 31, 2010 as compared to $3.1 million for the prior year.  For the year ended December 31, 2010, noninterest income included $1.1 million from gains on calls and sales of securities compared to $258,000 in 2009.  Gains on sales of mortgage loans totaled $671,000 for 2010, an increase from $294,000 for the year ended December 31, 2009 due to an increase in mortgage activity in the current year reflective of lower mortgage rates and the Corporation’s promotion of a no cost closing program.  The increase in the activity for the current year resulted in an increase in the volume of loans sold and ultimately, an increase in gains on mortgages sold.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a decline of $118,000 in the related noninterest income line as well as a $108,000 decline in the related noninterest expense line is reflected for the year ended December 31, 2010.

Noninterest Expense

Noninterest expense for the years ended December 31, 2010 and 2009 were $17.9 million and $17.8 million, respectively.  The increase in noninterest expenses reflects the costs, such as legal and other collection related expenses, incurred in connection with the managing a higher level of nonperforming assets throughout the year.  As previously reported, on December 31, 2008, the Corporation sold its merchant servicing portfolio and, as a result, a $108,000 decline in the related noninterest expense line as well as a decline of $118,000 in the related noninterest income line is reflected for the year ended December 31, 2010.  The FDIC insurance premium expense for the year ended December 31, 2009 includes the recording of an industry-wide special assessment which amounted to $300,000 for the Corporation.

In accordance with our By-laws, which provide for tithing of ten percent (10%) of the Corporation’s pre-tax profits to various charities, the Corporation had charitable contributions totaling $360,000 for the year ended December 31, 2010 compared to $619,000 for the same period in 2009.

Income Taxes

For the year ended December 31, 2010, income taxes represented a benefit of $165,000 compared to a $1.5 million income tax expense, for an effective tax rate of 28.9%, for the year ended December 31, 2009.  The tax benefit for the current year reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower earnings.

Financial Condition

Total assets at December 31, 2010 were $688.1 million, an increase of $24.3 million, or 3.7%, over the $663.8 million at December 31, 2009.  This increase in assets reflects, among other things, an $11.1 million increase in cash and cash equivalents, a $13.3 million increase in securities, a $9.2 million increase in mortgage loans held for sale partially offset by a $9.9 million decrease in loan portfolio.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2010, net of allowance for loan losses, totaled $443.2 million, a decrease of $9.9 million, or 2.2%, over the $453.1 million at December 31, 2009.  Residential real estate mortgages increased $6.8 million.  Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain loans were placed into portfolio.  Of the loans sold, all have been sold with loan servicing released.  Commercial real estate mortgage loans consisting of $248.5 million, or 55.0% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $2.3 million from $246.2 million, or 53.5% of the total loan portfolio at December 31, 2009.  Commercial loans decreased $5.4 million to $109.5 million, representing 24.2% of the total loan portfolio.  Consumer installment loans decreased $11.5 million, partially attributable to borrowers consolidating secondary liens on their homes as they refinance in the lower interest rate environment.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectability of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market.  The Corporation has not made loans to borrowers outside the United States.

At December 31, 2010, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Real estate mortgage:
Residential (1)	$43,020	$36,246	$40,337	$44,719	$47,020
Commercial (1)	248,527	246,212	226,183	209,082	177,411

Commercial loans	109,527	114,893	100,282	89,845	72,606

Consumer loans:
Installment (2)	29,522	41,006	51,290	56,796	52,389
Home equity	20,965	21,779	21,208	19,723	20,010
Other	305	340	356	424	560

Total gross loans	451,866	460,476	439,656	420,589	369,996
Less: Allowance for loan losses	8,490	6,920	5,166	4,457	4,101
Deferred loan fees	131	437	387	442	452
Net loans	$443,245	$453,119	$434,103	$415,690	$365,443

(1) Includes construction loans.
(2) Includes automobile, home improvement, second mortgages and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2010 by contractual maturity.  Borrowers may have the right to prepay obligations with or without prepayment penalties.  This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$29,740	$8,486	$253,321	$291,547
Commercial	55,003	26,604	27,920	109,527
Consumer	1,621	3,808	45,363	50,792
Total gross loans	$86,364	$38,898	$326,604	$451,866

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2010, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$52,115	$209,692	$261,807
Commercial	31,401	23,123	54,524
Consumer	29,286	19,885	49,171
	$112,802	$252,700	$365,502

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements.  The application of some of these policies requires significant management judgment and the utilization of estimates.  Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements.  A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.  Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control.  In management’s opinion, the allowance for loan losses totaling $8.5 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2010.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, loans past due 90 days or more and accruing, and other real estate owned (i.e., property acquired through foreclosure or deed in lieu of foreclosure).  The Corporation’s loans are generally placed in a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest or earlier if collection of principal or interest is considered doubtful.  Interest previously accrued on these loans and not yet paid is charged against income during the current period.  Interest earned thereafter is only included in income to the extent that it is received in cash.  Loans past due 90 days or more and accruing represent those loans which are sufficiently collateralized and management believes all interest and principal owed will be collected.  Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform.  Management can make concessions to the terms of the loan or reduce the contractual interest rates to below market rates in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans: (1)
Construction	$2,303	$8,581	$2,575	$-	$-
Residential real estate	1,106	1,131	-	-	-
Commercial real estate	10,540	5,109	291	73	123
Commercial	7,722	3,638	825	307	167
Consumer	829	1,197	539	75	154
Total nonaccrual loans	22,500	19,656	4,230	455	444

Loans past due 90 days or more and accruing: (2)
Construction	-	415	-	-	-
Commercial real estate	-	-	-	-	840
Commercial	-	-	353	25	241
Consumer	-	-	-	1	9
Total loans past due ninety days or more and accruing	-	415	353	26	1,090

Restructured loans:
Commercial real estate	-	665	1,483	-	-
Commercial	130	2,181	372	-	-
Consumer	-	-	-	-	-
Total restructured loans	130	2,846	1,855	-	-
Total nonperforming loans	22,630	22,917	6,438	481	1,534

Other real estate owed	615	-	-	-	-
Total nonperforming assets	$23,245	$22,917	$6,438	$481	$1,534

Nonaccrual loans to total gross loans	4.98%	4.27%	0.96%	0.11%	0.12%

Nonperforming loans to total gross loans	5.01%	4.98%	1.46%	0.11%	0.41%

Nonperforming loans to total assets	3.29%	3.45%	1.05%	0.08%	0.30%

Allowance for loan losses to nonperforming loans	37.52%	30.20%	80.24%	926.61%	267.34%

(1)
Restructured loans classified in the nonaccrual category totaled $4.0 million, $23,000, $22,000 and $73,000 for the years ended December 31, 2010, 2009, 2008 and, 2007, respectively. There were no restructured loans classified as nonaccrual for the year ended December 31, 2006.

(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.

The nonaccrual loans are comprised of 59 loans, primarily commercial real estate loans, commercial loans and construction loans.  While the Corporation maintains strong underwriting requirements, the level of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment.  Certain loans, including restructured loans, are current, but due to accounting guidance or cautious review, management has continued to keep these loans on nonaccrual.  The ratio of allowance for loan losses to nonperforming loans increased to 37.52% at December 31, 2010 from 30.20% at December 31, 2009.

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The identification of nonaccrual loans reflects careful monitoring of the loan portfolio.  The Corporation has been diligent and proactive in identifying and dealing with problem credits and is focused on resolving the nonperforming loans and mitigating future losses in the portfolio.  All delinquent loans continue to be reviewed by management on a biweekly basis.  As of December 31, 2010, the level of loans past due 30-89 days was $6.4 million.  We will continue to monitor delinquencies for early identification of new problem loans.  While not a significantly large portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry.  As such, the entire commercial construction portfolio is being actively monitored.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation recorded an increase in the provision for loan losses.  For the year ended December 31, 2010, the provision for loan losses was $9.575 million compared to $3.575 million for the year ended December 31, 2009.  The total allowance for loan losses increased to 1.88% of total loans from a comparable ratio of 1.50% at December 31, 2009.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as loss against the allowance for loan losses.  After net chargeoffs of $8.0 million for the year ended December 31, 2010, the allowance for loan losses totaled $8.5 million as of December 31, 2010 compared to $6.9 million as of December 31, 2009.  In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40.  Approximately $2.1 million of the 2010 charge-offs related to a single loan.  While we have taken the conservative position of a full chargeoff on this loan, we continue to aggressively pursue collection, including legal action.

Our allowance for loan losses to nonperforming loans increased to 37.52% at December 31, 2010, compared to 30.20% at December 31, 2009.  Although nonperforming loans increased $2.8 million, an increase in the allowance for loan losses resulted in the increase in this metric.  Evaluation of nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.  The majority of our nonperforming loans are secured by real estate collateral.  While our nonperforming loans have trended upward since December 31, 2008, the underlying collateral coverage for nonperforming loans supports the significant collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses.  For the year ended December 31, 2010 net chargeoffs were $8.0 million, of which approximately $2.1 million was related to a loan to one borrower.  The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans.

As of December 31, 2010 there were $23.9 million of other loans not included in the above table, compared to $14.0 million at December 31, 2009, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

For the year ended December 31, 2010, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $1.6 million, of which $0.5 million was included in interest income for the year ended December 31, 2010.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$6,920	$5,166	$4,457	$4,101	$3,847

Loans charged off:
Construction	1,231	1,003	-	-	-
Residential real estate	25	85	-	-	-
Commercial real estate	1,241	-	-	-	-
Commercial	5,082	623	2,841	82	7
Consumer	519	215	61	103	33
Total loans charged off	8,098	1,926	2,902	185	40

Recoveries of loans previously charged off:
Construction	72	-	-	-	-
Commercial	10	93	-	-	23
Consumer	11	12	26	11	7
Total recoveries of loans previously charged off	93	105	26	11	30

Net loans charged off	8,005	1,821	2,876	174	10
Provisions charged to operations	9,575	3,575	3,585	530	264
Balance at end of period	$8,490	$6,920	$5,166	$4,457	$4,101

Net charge offs during the period to average loans outstanding during the period	1.74%	0.41%	0.66%	0.05%	-%

Balance of allowance for loan losses at the end of year to gross year end loans	1.88%	1.50%	1.18%	1.06%	1.11%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2010		2009		2008		2007		2006
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)
Real estate – Residential	$188	9.5%	$155	7.9%	$245	9.2%	$256	10.6%	$298	12.7%
Real estate – commercial	4,038	55.0%	2,677	53.5%	2,164	51.4%	1,900	49.7%	1,705	48.0%
Commercial	3,745	24.2%	3,148	24.9%	2,086	22.8%	1,640	21.4%	1,407	19.6%
Consumer	512	11.3%	940	13.7%	671	16.6%	661	18.3%	691	19.7%
Unallocated	7	-%	-	-%	-	-%	-	-%	-	-%
Total allowance for loan losses	$8,490	100.0%	$6,920	100.0%	$5,166	100.0%	$4,457	100.0%	$4,101	100.0%

(1)	Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity.  The portfolio is comprised of U.S. Treasury securities, U.S. government and agency obligations, mortgage-backed securities, state and political subdivision obligations and other equity investments, and has been classified as held to maturity or available for sale.  Investments in debt securities that the Corporation has the positive intent and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  All other securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders’ equity.  Securities in the available for sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors.  Securities available for sale increased to $138.6 million at December 31, 2010, from $103.0 million at December 31, 2009, an increase of $35.6 million, or 34.6%.  The increase in securities available for sale reflects the Corporation’s focus on liquidity in the current economic environment.  Securities held to maturity decreased $22.3 million, or 33.0%, to $45.4 million at December 31, 2010 from $67.7 million at December 31, 2009.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2010		2009		2008
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury	$9,249	6.7%	$-	-%	$-	-%
U.S. government-sponsored agencies	13,586	9.8	32,286	31.3	49,660	55.2
Obligations of state and
political subdivisions	4,279	3.1	5,397	5.3	5,820	6.4
Mortgage-backed securities-residential	108,327	78.1	62,228	60.4	31,670	35.2
Other equity investments	3,187	2.3	3,115	3.0	2,873	3.2
Total	$138,628	100.0%	$103,026	100.0%	$90,023	100.0%

Securities held to maturity:
U.S. government-sponsored agencies	$4,208	9.3%	$19,921	29.4%	$10,290	21.0%
Obligations of state and
political subdivisions	26,148	57.6	27,038	39.9	23,048	47.2
Mortgage-backed securities-residential	15,038	33.1	20,758	30.7	15,518	31.8
Total	$45,394	100.0%	$67,717	100.0%	$48,856	100.0%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available for sale as of December 31, 2010.  Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$-	$9,249	$-	$-	$9,249
Yield	-%	1.46%	-%	-%	1.46%
U.S. government-sponsored agencies:
Carrying value	-	11,677	959	950	13,586
Yield	-%	1.89%	2.45%	3.50%	2.05%
Obligations of state and political subdivisions:
Carrying value	303	152	2,026	1,798	4,279
Yield	3.26%	3.75%	3.52%	3.85%	3.65%
Total carrying value	$303	$21,078	$2,985	$2,748	$27,114
Weighted average yield	3.26%	1.72%	3.18%	3.73%	2.10%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities held to maturity as of December 31, 2010.  Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Carrying value	$400	$-	$264	$3,544	$4,208
Yield	5.14%	-%	4.53%	4.01%	4.15%
Obligations of state and political subdivisions:
Carrying value	590	11,871	11,979	1,708	26,148
Yield	3.05%	3.05%	3.71%	4.03%	3.42%
Total carrying value	$990	$11,871	$12,243	$5,252	$30,356
Weighted average yield	3.89%	3.05%	3.73%	4.01%	3.52%

Deposits

The Corporation had deposits at December 31, 2010 totaling $575.6 million, an increase of $45.7 million, or 8.6%, over the comparable period of 2009, when deposits totaled $529.9 million.  The Corporation relied on its branch network and current competitive products and services to provide growth during 2010.  There were no brokered certificates of deposit at December 31, 2010 or 2009.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand	$99,723	17.3%	$88,427	16.7%	$99,099	19.6%
Interest-bearing demand	248,240	43.1%	218,284	41.2%	160,768	31.7%
Saving deposits	47,692	8.3%	45,783	8.6%	39,627	7.8%
Certificates of deposit	179,948	31.3%	177,436	33.5%	207,037	40.9%
Total	$575,603	100.0%	$529,930	100.0%	$506,531	100.0%

As of December 31, 2010, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (In thousands):

Three months or less	$15,314
Four months through six months	11,201
Seven months through twelve months	23,773
Over twelve months	50,416

Total	$100,704

Borrowings

Although deposits are the Corporation’s primary source of funds, the Corporation’s policy has been to utilize borrowings to the extent that they are a less costly source of funds, when the Corporation desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk.  The Corporation’s borrowings are a combination of advances from the Federal Home Loan Bank of New York (“FHLB-NY”), including overnight repricing lines of credit, and, to a lesser extent, securities sold under agreement to repurchase.

Interest Rate Sensitivity

Interest rate movements have made managing the Corporation’s interest rate sensitivity increasingly important.  The Corporation attempts to maintain stable net interest margins by generally matching the volume of interest-earning assets and interest-bearing liabilities maturing, or subject to repricing, by adjusting interest rates to market conditions, and by developing new products.  One method of measuring the Corporation’s exposure to changes in interest rates is the maturity and repricing gap analysis.  The difference or mismatch between the amount of assets and liabilities that mature or reprice in a given period is defined as the interest rate sensitivity gap.  A “negative” gap results when the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period of time.  Conversely, a “positive” gap results when the amount of interest-earning assets maturing or repricing exceed the amount of interest-bearing liabilities maturing or repricing in the same given time frame.  The smaller the gap, the less the effect of the market volatility on net interest income.  During a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, as compared to an institution with a positive gap, to invest in higher yielding assets.  This may result in yields on its assets increasing at a slower rate than the increase in its costs of interest-bearing liabilities than if it had a positive gap.  During a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which consequently may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2010.  The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable.  The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control.  As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate mortgage	$37,802	$21,248	$232,498	$-	$291,548
Commercial	53,742	9,705	46,080	-	109,527
Consumer	20,927	3,213	26,652	-	50,792
Mortgage loans held for sale	9,818	-	-	-	9,818
Investment securities (1)	17,561	26,987	141,971	-	186,519
Other assets	145	-	-	39,769	39,914
Total assets	$139,995	$61,153	$447,201	$39,769	$688,118

Source of funds:
Interest-bearing demand	$248,240	$-	$-	$-	$248,240
Savings	47,692	-	-	-	47,692
Certificate of deposit	28,592	65,709	85,647	-	179,948
FHLB of NY advances	3,000	-	33,000	-	36,000
Repurchase agreements	14,642	-	-	-	14,642
Subordinated debenture	-	-	7,217	-	7,217
Other liabilities	-	-	-	102,247	102,247
Stockholders' equity	-	-	-	52,132	52,132
Total source of funds	$342,166	$65,709	$125,864	$154,379	$688,118

Interest rate sensitivity gap	$(202,171)	$(4,556)	$321,337	$(114,610)
Cumulative interest rate sensitivity gap	$(202,171)	$(206,727)	$114,610	$-

Ratio of GAP to total assets	-29.4%	-0.7%	46.7%	-16.6%
Ratio of cumulative GAP assets to total assets	-29.4%	-30.1%	16.6%	-%

(1)	Includes securities held to maturity, securities available for sale and FHLB-NY stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates.  The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period.  The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities.  Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities.  Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand.  The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities.  Based on the reports generated for December 31, 2010, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 14.5%, or $3.6 million, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 0.3% or $84,000.  Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  These activities are summarized below:

	Years Ended December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents – beginning	$8,871	$12,814
Operating activities:
Net income	1,233	3,634
Adjustments to reconcile net income to net cash provided by operating activities	302	113
Net cash provided by operating activities	1,535	3,747
Net cash used in investing activities	(14,643)	(56,406)
Net cash provided by financing activities	24,220	48,716
Net increase (decrease) in cash and cash equivalents	11,112	(3,943)
Cash and cash equivalents – ending	$19,983	$8,871

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

The Corporation has various contractual obligations that may require future cash payments.  The following table summarizes the Corporation’s contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$6,075	$939	$1,817	$927	$2,392
Total contracted cost obligations	$6,075	$939	$1,817	$927	$2,392

Other long-term liabilities/long-term debt
Time deposits	$179,948	$94,290	$67,883	$17,775	$-
Federal Home Loan Bank advances	36,000	3,000	18,000	5,000	10,000
Subordinated debentures	7,217	-	-	-	7,217
Total other long-term liabilities/long-term debt	$223,165	$97,290	$85,883	$22,775	$17,217

Other commitments - off balance sheet
Letter of credit	$3,237	$3,024	$213	$-	$-
Commitments to extend credit	26,742	26,742	-	-	-
Unused lines of credit	73,334	73,334	-	-	-
Total off balance sheet arrangements and contractual obligations	$103,313	$103,100	$213	$-	$-

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

At December 31, 2010, the Corporation had residential mortgage commitments to extend credit aggregating approximately $5.8 million at fixed rates averaging 4.39%.  Approximately $4.4 million of these loan commitments will be sold to investors upon closing.  Commercial, construction, and home equity loan commitments of approximately $20.1 million were extended with variable rates averaging 5.95% and $785,000 were extended at fixed rates averaging 6.00%.  Generally, commitments were due to expire within approximately 120 days.

The unused lines of credit consist of $16.6 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.9 million relating to an unsecured overdraft protection program, and $51.8 million relating to commercial and construction lines of credit.  Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital.  Under the regulations in effect at December 31, 2010, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.  The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2010.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action

Leverage ratio *
Corporation	8.58%	4.00%	N/A
Bank	8.01%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	12.20%	4.00%	N/A
Bank	11.34%	4.00%	6.00%
Total
Corporation	13.45%	8.00%	N/A
Bank	12.60%	8.00%	10.00%

*  The minimum leverage ratio set by the FRB and the FDIC is 3.00%.  Institutions, which are not “top-rated”, will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

On January 30, 2009, the Corporation received $10 million in connection with its participation in the Treasury’s TARP-CPP. In exchange, the Corporation issued 10,000 Series A Preferred Shares and a warrant to purchase 133,475 of common shares.

The Series A Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Series A Preferred Shares are outstanding.

The warrant has an exercise price of $11.24 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s Common Stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

Of the $10 million of proceeds, $9.7 million was initially allocated to the Series A Preferred Shares and $269,000 was allocated to the warrant based on their estimated relative fair values as of January 30, 2009.  The resulting discount on the Series A Preferred Shares of $269,000 is being accreted through a charge to retained earnings over an estimated five year life of the stock offering using an effective yield method.  The Series A Preferred Shares and warrant issued under the CPP are includable in Tier I capital for regulatory capital.

The Corporation may repay the funds provided under the CPP without regard to whether the Corporation has replaced such funds from any other source or to any waiting period, subject to regulatory approval.  Until the earlier of the third anniversary of the Treasury’s investment in the Series A Preferred Shares or when all of the Series A Preferred Shares have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend paid by the Corporation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stewardship Financial Corporation and Subsidiary
Midland Park, New Jersey

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Livingston, New Jersey
March 30, 2011

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2010	2009
Assets
Cash and due from banks	$19,838,000	$8,840,000
Other interest-earning assets	145,000	31,000
Cash and cash equivalents	19,983,000	8,871,000

Securities available for sale	138,628,000	103,026,000
Securities held to maturity; estimated fair value
of $47,316,000 (2010) and $68,765,000 (2009)	45,394,000	67,717,000
Federal Home Loan Bank of New York stock, at cost	2,497,000	3,227,000
Mortgage loans held for sale	9,818,000	660,000
Loans, net of allowance for loan losses of $8,490,000 (2010)
and $6,920,000 (2009)	443,245,000	453,119,000
Premises and equipment, net	6,395,000	6,861,000
Accrued interest receivable	2,806,000	3,167,000
Other real estate owned	615,000	-
Bank owned life insurance	9,819,000	9,488,000
Other assets	8,918,000	7,708,000

Total assets	$688,118,000	$663,844,000

Liabilities and Stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$99,723,000	$88,427,000
Interest-bearing	475,880,000	441,503,000
Total deposits	575,603,000	529,930,000

Federal Home Loan Bank of New York Advances	36,000,000	54,600,000
Securities sold under agreements to repurchase	14,642,000	15,396,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	977,000	1,193,000
Accrued expenses and other liabilities	1,547,000	1,997,000

Total liabilities	635,986,000	610,333,000

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
10,000 shares issued and outstanding at December 31, 2010
and December 31, 2009. Liquidation preference of $10,000,000	9,796,000	9,736,000
Common stock, no par value; 10,000,000 shares authorized;
5,847,844 and 5,834,515 shares issued; 5,846,927 and 5,834,515
shares outstanding at December 31, 2010 and 2009, respectively	40,516,000	40,415,000
Treasury stock, 917 shares at December 31, 2010	(13,000)	-
Retained earnings	1,959,000	2,922,000
Accumulated other comprehensive income (loss), net	(126,000)	438,000
Total Stockholders' equity	52,132,000	53,511,000

Total liabilities and Stockholders' equity	$688,118,000	$663,844,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009
Interest income:
Loans	$27,290,000	$26,934,000
Securities held to maturity:
Taxable	1,239,000	1,946,000
Nontaxable	918,000	879,000
Securities available for sale:
Taxable	3,219,000	4,060,000
Nontaxable	157,000	203,000
FHLB dividends	135,000	125,000
Other interest-earning assets	26,000	9,000
Total interest income	32,984,000	34,156,000

Interest expense:
Deposits	6,624,000	8,793,000
Borrowed money	2,154,000	2,018,000
Total interest expense	8,778,000	10,811,000
Net interest income before provision for loan losses	24,206,000	23,345,000
Provision for loan losses	9,575,000	3,575,000
Net interest income after provision for loan losses	14,631,000	19,770,000

Noninterest income:
Fees and service charges	1,990,000	1,847,000
Bank owned life insurance	331,000	322,000
Gain on calls and sales of securities, net	1,081,000	258,000
Gain on sales of mortgage loans	671,000	294,000
Merchant processing	-	118,000
Miscellaneous	314,000	294,000
Total noninterest income	4,387,000	3,133,000

Noninterest expense:
Salaries and employee benefits	8,331,000	8,264,000
Occupancy, net	1,954,000	1,858,000
Equipment	1,129,000	1,087,000
Data processing	1,322,000	1,218,000
Advertising	523,000	505,000
FDIC insurance premium	976,000	1,124,000
Charitable contributions	360,000	619,000
Stationery and supplies	258,000	253,000
Legal	446,000	198,000
Merchant processing	-	108,000
Bank-card related services	435,000	383,000
Other real estate owned	61,000	-
Miscellaneous	2,155,000	2,173,000
Total noninterest expenses	17,950,000	17,790,000
Income before income tax (benefit) expense	1,068,000	5,113,000
Income tax (benefit) expense	(165,000)	1,479,000
Net income	1,233,000	3,634,000
Dividends on preferred stock and accretion	550,000	504,000
Net Income available to common stockholders	$683,000	$3,130,000

Basic earnings per common share	$0.12	$0.54

Diluted earnings per common share	$0.12	$0.54

Weighted average number of common shares outstanding	5,843,419	5,832,186

Weighted average number of diluted common shares outstanding	5,843,756	5,836,739

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity

	Years Ended December 31, 2010 and 2009
							Accumulated
							Other
							Compre-hensive
	Preferred	Common Stock		Retained	Treasury Stock		Income
	Stock	Shares	Amount	Earnings	Shares	Amount	(Loss), Net	Total

Balance -- December 31, 2008	$-	5,575,095	$37,962,000	$4,383,000	(20,000)	$(272,000)	$723,000	$42,796,000
Proceeds from issuance of preferred stock and a warrant	9,731,000	-	269,000	-	-	-	-	10,000,000
Preferred stock issuance costs	(48,000)	-	-	-	-	-	-	(48,000)
Cash dividends declared ($0.36 per share)	-	-	-	(2,110,000)	-	-	-	(2,110,000)
Payment of discount on dividend reinvestment plan	-	-	(44,000)	-	-	-	-	(44,000)
5% Stock dividend	-	249,129	2,114,000	(2,472,000)	28,502	356,000	-	(2,000)
Cash dividends accrued on preferred stock	-	-	-	(460,000)	-	-	-	(460,000)
Common stock issued under stock plans	-	2,288	22,000	-	2,566	23,000	-	45,000
Stock option compensation expense	-	-	48,000	-	-	-	-	48,000
Repurchase of treasury stock for stock options					(3,568)	(32,000)		(32,000)
Stock options exercised	-	8,003	44,000	-	-	-	-	44,000
Repurchase of common stock	-	-	-	-	(7,500)	(75,000)	-	(75,000)
Accretion of discount on preferred stock	44,000	-	-	(44,000)	-	-	-	-
Amortization of issuance costs	9,000	-	-	(9,000)	-	-	-	-
Comprehensive income:
Net income	-	-	-	3,634,000	-	-	-	3,634,000
Change in unrealized holding gains on securities available for sale arising during the period (net of tax expense of $21,000)	-	-	-	-	-	-	26,000	26,000
Reclassification adjustment for gains in net income (net of taxes of $102,000)	-	-	-	-	-	-	(156,000)	(156,000)
Change in fair value of interest rate swap (net of tax benefit of $103,000)	-	-	-	-	-	-	(155,000)	(155,000)
Total comprehensive income								3,349,000
Balance -- December 31, 2009	9,736,000	5,834,515	40,415,000	2,922,000	-		438,000	53,511,000

Cash dividends declared ($0.28 per share)	-	-	-	(1,636,000)	-	-	-	(1,636,000)
Payment of discount on dividend reinvestment plan	-	-	(29,000)	-	-	-	-	(29,000)
Cash dividends accrued on preferred stock	-	-	-	(500,000)	-	-	-	(500,000)
Common stock issued under stock plans	-	3,036	24,000	-	3,644	30,000	-	54,000
Stock option compensation expense	-	-	51,000	-	-	-	-	51,000
Repurchase of treasury stock for stock options					(4,561)	(43,000)		(43,000)
Stock options exercised	-	9,376	55,000	-	-	-	-	55,000
Accretion of discount on preferred stock	50,000	-	-	(50,000)	-	-	-	-
Amortization of issuance costs	10,000	-	-	(10,000)	-	-	-	-
Comprehensive income:
Net income	-	-	-	1,233,000	-	-	-	1,233,000
Change in unrealized holding gains on securities available for sale arising during the period (net of tax expense of $220,000)	-	-	-	-	-	-	334,000	334,000
Reclassification adjustment for gains in net income (net of tax expense of $426,000)	-	-	-	-	-	-	(655,000)	(655,000)
Change in fair value of interest rate swap (net of tax benefit of $162,000)	-	-	-	-	-	-	(243,000)	(243,000)
Total comprehensive income								669,000
Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	(917)	$(13,000)	$(126,000)	$52,132,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2009

Net income	$1,233,000	$3,634,000

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale arising during the period	554,000	47,000
Reclassification adjustment for gains in net income	(1,081,000)	(258,000)
Net unrealized losses	(527,000)	(211,000)
Tax effect	206,000	81,000
Net unrealized losses, net of tax amount	(321,000)	(130,000)

Change in fair value of interest rate swap	(405,000)	(258,000)
Tax effect	162,000	103,000
Change in fair value of interest rate swap, net of tax amount	(243,000)	(155,000)

Total other comprehensive loss	(564,000)	(285,000)

Total comprehensive income	$669,000	$3,349,000

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	At December 31,
	2010	2009

Unrealized gain on securities available for sale	$272,000	$593,000
Unrealized loss on fair value of interest rate swap	(398,000)	(155,000)

Accumulated other comprehensive income (loss), net	$(126,000)	$438,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,233,000	$3,634,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	775,000	841,000
Amortization of premiums and accretion of discounts, net	1,094,000	628,000
Accretion of deferred loan fees	(112,000)	(235,000)
Provision for loan losses	9,575,000	3,575,000
Originations of mortgage loans held for sale	(58,713,000)	(36,076,000)
Proceeds from sale of mortgage loans	50,226,000	36,104,000
Gain on sale of loans	(671,000)	(294,000)
Gains on sales and calls of securities	(1,081,000)	(258,000)
Loss on sale of OREO	40,000	-
Deferred income tax benefit	(851,000)	(1,210,000)
Decrease in accrued interest receivable	361,000	204,000
Decrease in accrued interest payable	(216,000)	(389,000)
Earnings on bank owned life insurance	(331,000)	(322,000)
Stock option expense	51,000	48,000
Increase in other assets	(322,000)	(3,101,000)
(Decrease) increase in other liabilities	(523,000)	598,000
Net cash provided by operating activities	535,000	3,747,000

Cash flows from investing activities:
Purchase of securities available for sale	(121,488,000)	(69,388,000)
Proceeds from maturities and principal repayments on securities available for sale	19,990,000	15,444,000
Proceeds from sales and calls on securities available for sale	65,676,000	40,654,000
Purchase of securities held to maturity	(5,566,000)	(42,913,000)
Proceeds from maturities and principal repayments on securities held to maturity	6,433,000	7,093,000
Proceeds from calls of securities held to maturity	21,135,000	16,666,000
Redemption (purchase) of FHLB-NY stock	730,000	(807,000)
Net increase in loans	(1,244,000)	(22,356,000)
Proceeds from sale of OREO	1,000,000	-
Additions to premises and equipment	(309,000)	(232,000)
Purchase of BOLI	-	(567,000)
Net cash used in investing activities	(13,643,000)	(56,406,000)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	11,296,000	(10,672,000)
Net increase in interest-bearing deposits	34,377,000	34,071,000
Net (decrease) increase in securities sold under agreements to repurchase	(754,000)	236,000
Net (decrease) increase in short term borrowings	(18,600,000)	11,700,000
Proceeds from long term borrowings	-	6,000,000
Proceeds from issuance of preferred stock and warrants	-	9,951,000
Cash dividends paid on common stock	(1,636,000)	(2,112,000)
Cash dividends paid on preferred stock	(500,000)	(396,000)
Payment of discount on dividend reinvestment plan	(29,000)	(44,000)
Purchase of treasury stock	-	(75,000)
Repurchse of treasury stock for stock options	(43,000)	(32,000)
Exercise of stock options	55,000	44,000
Issuance of common stock	54,000	45,000
Net cash provided by financing activities	24,220,000	48,716,000

Net increase (decrease) in cash and cash equivalents	11,112,000	(3,943,000)
Cash and cash equivalents - beginning	8,871,000	12,814,000
Cash and cash equivalents - ending	$19,983,000	$8,871,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,994,000	$11,200,000
Cash paid during the year for income taxes	$2,277,000	$1,831,000
Transfers from loans to other real estate owned	$1,655,000	$-

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (‘the Bank”), together referred to as “the Corporation”.  The Bank includes its wholly owned subsidiaries, Stewardship Investment Corporation (whose primary business is to own and manage an investment portfolio), Stewardship Realty LLC (whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey), Atlantic Stewardship Insurance Company, LLC (whose primary business is insurance) and several other subsidiaries formed to hold title to properties acquired through deed in lieu of foreclosure.  The Bank’s subsidiaries have an insignificant impact on the daily operations.  All intercompany accounts and transactions are eliminated in the consolidated financial statements.

The Corporation provides financial services through the Bank’s offices in Bergen, Passaic, and Morris Counties, New Jersey.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow generated from the operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and, therefore, collectability of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market.  The Corporation has not made loans to borrowers outside the United States.

Basis of consolidated financial statements presentation

The consolidated financial statements of the Corporation have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and the disclosures provided.  Actual results could differ significantly from those estimates.  The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash flows

Cash and cash equivalents include cash and deposits with other financial institutions under 90 days and interest-bearing deposits in other banks with original maturities under 90 days.  Net cash flows are reported for customer loan and deposit transactions, and short term borrowings and securities sold under agreement to repurchase.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-

term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value.  Cash dividends are reported as income.

Mortgage loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis.  Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors.  Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost.  All loans are sold with loan servicing rights released to the buyer.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.  The recorded investment in loans represents the outstanding principal balance after chargeoffs and does not include accrued interest receivable as the inclusion is not significant to the reported amounts.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or are charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and classified as impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance is based on historical loss experience adjusted for current factors.  The historical loss experience is determined for each portfolio segment and class, and is based on the actual loss history experienced by the Company over the most recent 3 years.  For each portfolio segment the Bank prepares a migration analysis which analyzes the historical loss experience.  The migration analysis is updated quarterly for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment or class.  These economic factors include consideration of the following: levels of and trends in charge-offs; levels of and trends in delinquencies and impaired loans; levels and trends in loan size; levels of real estate concentrations; national and local economic trends and conditions; the depth and experience of lending management and staff; and other changes in lending policies, procedures, and practices.

For purposes of determining the allowance for loan losses, loans in the portfolio are segregated by product type into the following segments: commercial, commercial real estate, construction, residential real estate, consumer and other.  The Corporation also sub-divides these segments into classes based on the associated risks within those segments.  Commercial loans are divided into the following two classes: secured by real estate and other.  Construction loans are divided into the following two classes: commercial and residential.  Consumer loans are divided into two classes: secured by real estate and other.  The models and assumptions used to determine the allowance require management’s judgment.  Assumptions, data and computations are appropriately reviewed and properly documented.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial – Commercial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Commercial Real Estate – Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans.  Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.  Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  Commercial Real Estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with over supply of units in a specific region.

Construction – Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required.  If foreclose is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.  Residential construction typically carry lower risks than those associated with traditional construction loans as there is no need to secure an end buyer for the property.

Residential Real Estate – Residential real estate loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable.  Repayment of residential real estate loans is subject to adverse employment conditions in the local economy leading to increased default rate and decreased market values from oversupply in a geographic area.  In general, residential real estate loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Consumer loans – Consumer loans secured by real estate may entail greater risk than do residential mortgage loans due to a lower lien position.  In addition, other consumer loan, particularly loans secured by assets that depreciate rapidly, such as motor vehicles, are subject to greater risk.  In all cases, collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Generally, when it is probable that some portion or all of a loan balance will not be collected, regardless of portfolio segment, that amount is charged off as a loss against the allowance for loan losses.  On loans secured by real estate, the chargeoffs reflect partial writedowns due to the initial valuation of market values of the underlying real estate collateral in accordance with ASC310-40.  Consumer loans are generally charged off in full when they reach 90 – 120 days past due.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Long-Term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recovered from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Other Real Estate Owned

Other real estate owned (OREO) consists of property acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value less estimated selling costs.  When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses.  Subsequent adjustments to the carrying value are recorded in an allowance for OREO and charged to OREO expense.

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

All share and per share amounts have been restated to reflect a 5% stock dividend paid November, 2009.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders.  The Corporation's ability to pay cash dividends is based on its ability to receive cash from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the proceeding two years.  At December 31, 2010 the Bank could have paid dividends totaling approximately $2.5 million.  At December 31, 2010, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.  As noted in Note 10, until the earlier of the third anniversary of the Treasury’s investment in the Series A Preferred Shares or when all of the Series A Preferred Shares have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend paid by the Corporation to its shareholders.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value.  The Corporation’s derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures.  The Corporation does not use derivatives for trading purposes.

The Corporation designated the hedge as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the change in the fair value on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Net cash settlements on this interest rate swap that qualify for hedge accounting are recorded in interest expense.  Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship.  This documentation includes linking the cash flow hedge to the subordinated debt on the balance sheet.  The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in cash flows of the subordinated debt.

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

Adoption of New Accounting Standards

In July 2010, the FASB amended ASC 310 to improve the disclosures with respect to the credit quality of loans receivable and the related allowance for loan losses.  An entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its loans receivable and allowance for loan losses.  The Corporation adopted the period end disclosures provisions of the new authoritative guidance under ASC 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Corporation’s consolidated financial statements.  The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets.  This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This guidance must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The effect of adopting this new guidance was not material.

Note 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on the Bank’s deposits.  The average amounts of the reserves on deposit for the years ended December 31, 2010 and 2009 were approximately $25,000 and $225,000, respectively.

Note 3.  SECURITIES - AVAILABLE FOR SALE AND HELD TO MATURITY

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury	$9,141,000	$109,000	$1,000	$9,249,000
U.S. government-sponsored agencies	13,600,000	97,000	111,000	13,586,000
Obligations of state and political subdivisions	4,219,000	79,000	19,000	4,279,000
Mortgage-backed securities-residential	108,078,000	1,169,000	920,000	108,327,000

Total debt securities	135,038,000	1,454,000	1,051,000	135,441,000
Other equity investments	3,135,000	52,000	-	3,187,000
	$138,173,000	$1,506,000	$1,051,000	$138,628,000

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. government-sponsored agencies:	$32,642,000	$92,000	$448,000	$32,286,000
Obligations of state and political subdivisions	5,284,000	122,000	9,000	5,397,000
Mortgage-backed securities-residential	61,060,000	1,423,000	255,000	62,228,000

Total debt securities	98,986,000	1,637,000	712,000	99,911,000
Other equity investments	3,058,000	66,000	9,000	3,115,000
	$102,044,000	$1,703,000	$721,000	$103,026,000

Cash proceeds realized from sales and calls of securities available for sale for the years ended December 31, 2010 and 2009 were $65,676,000 and $40,654,000, respectively.  There were gross gains totaling $1,107,000 and gross losses totaling $26,000 realized on sales or calls during the year ended December 31, 2010.  The tax provision related to these realized gains was $375,000.  There were gross gains totaling $237,000 and no gross losses realized on sales or calls during the year ended December 31, 2009.  The tax provision related to these realized gains was $86,000.

The fair value of available for sale securities pledged to secure public deposits for the year ending December 31, 2010 was $706,000.The fair value of securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2010 was $501,000.  See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	December 31, 2010
	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses

U.S. government-sponsored agencies	$4,208,000	$146,000	$-	$4,354,000
Obligations of state and political subdivisions	26,148,000	1,046,000	20,000	27,174,000
Mortgage-backed securities-residential	15,038,000	750,000	-	15,788,000
	$45,394,000	$1,942,000	$20,000	$47,316,000

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. government-sponsored agencies	$19,921,000	$90,000	$351,000	$19,660,000
Obligations of state and political subdivisions	27,038,000	871,000	84,000	27,825,000
Mortgage-backed securities-residential	20,758,000	547,000	25,000	21,280,000
	$67,717,000	$1,508,000	$460,000	$68,765,000

Cash proceeds realized from calls of securities held to maturity for the years ended December 31, 2010 and 2009 were $21,135,000 and $16,666,000, respectively.  There were no gross gains and no gross losses realized from calls for the year ended December 31, 2010.  There were gross gains totaling $21,000 and no gross losses realized from calls for the year ended December 31, 2009.  The tax provision related to these realized gains was $9,000.

The amortized cost of held to maturity securities pledged to secure public deposits for the year ending December 31, 2009 was $700,000.  The amortized cost of securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2009 was $364,000.  See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  This might cause actual maturities to differ from the contractual maturities summarized above.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks and the Federal Home Loan Mortgage Corporation.  At year end 2010 and 2009, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of stockholders' equity.

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2010 and 2009, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2010 and 2009.

Available for Sale
2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$1,522,000	$(1,000)	$-	$-	$1,522,000	$(1,000)
U.S. government-
sponsored agencies	3,418,000	(111,000)	-	-	3,418,000	(111,000)
Obligations of state and political
subdivisions	1,153,000	(19,000)	-	-	1,153,000	(19,000)
Mortgage-backed securities-residential	39,179,000	(920,000)	-	-	39,179,000	(920,000)
Other equity investments	-		-	-	-	-
Total temporarily impaired securities	$45,272,000	$(1,051,000)	$-	$-	$45,272,000	$(1,051,000)

2009	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government-
sponsored agencies	$23,282,000	$(361,000)	$2,913,000	$(87,000)	$26,195,000	$(448,000)
Obligations of state and political
subdivisions	373,000	(2,000)	443,000	(7,000)	816,000	(9,000)
Mortgage-backed securities-residential	15,156,000	(255,000)	-	-	15,156,000	(255,000)
Other equity investments	-	-	33,000	(9,000)	33,000	(9,000)
Total temporarily impaired securities	$38,811,000	$(618,000)	$3,389,000	$(103,000)	$42,200,000	$(721,000)

Held to Maturity
2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and political
subdivisions	1,403,000	(20,000)	-	-	1,403,000	(20,000)
Mortgage-backed securities-residential	-	-	-	-	-	-
Total temporarily impaired securities	$1,403,000	$(20,000)	$-	$-	$1,403,000	$(20,000)

2009	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$12,529,000	$(351,000)	$-	$-	$12,529,000	$(351,000)
Obligations of state and political
subdivisions	4,504,000	(69,000)	401,000	(15,000)	4,905,000	(84,000)
Mortgage-backed securities-residential	1,949,000	(25,000)	-	-	1,949,000	(25,000)
Total temporarily impaired securities	$18,982,000	$(445,000)	$401,000	$(15,000)	$19,383,000	$(460,000)

Other-Than-Temporary-Impairment

At December 31, 2010 there were no securities in a continuous loss position for 12 months or longer.  The Corporation’s unrealized losses are primarily due to the changes in interest rates and other market conditions.  These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Note 4.  LOANS

At December 31, 2010 and 2009, respectively, the loan portfolio consisted of the following:

	December 31,
	2010	2009

Commercial:
Secured by real estate	$65,200,000	$64,240,000
Other	44,327,000	50,650,000
Commercial real estate	219,875,000	205,585,000
Construction:
Commercial	28,652,000	40,627,000
Residential	875,000	4,508,000
Residential real estate	42,145,000	31,738,000
Consumer:
Secured by real estate	49,360,000	61,268,000
Other	1,280,000	1,703,000
Other	152,000	157,000
Total gross loans	451,866,000	460,476,000

Less: Deferred loan fees, net of costs	131,000	437,000
Allowance for loan losses	8,490,000	6,920,000
	8,621,000	7,357,000

Loans, net	$443,245,000	$453,119,000

At December 31, 2010 and 2009 loans participated by the Corporation to other organizations totaled approximately $27,259,000 and $31,710,000, respectively.  These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions in the ordinary course of business with directors, executive officers and principal stockholders of the Corporation and their affiliates.  At December 31, 2010 and 2009, these loans aggregated approximately $2,389,000 and $2,413,000, respectively.  During the year ended December 31, 2010, new loans totaling $1,108,000 were granted and repayments totaled approximately $1,132,000.  The loans, at December 31, 2010, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2010	2009

Balance, beginning	$6,920,000	$5,166,000
Provision charged to operations	9,575,000	3,575,000
Loans charged off	(8,098,000)	(1,926,000)
Recoveries of loans charged off	93,000	105,000

Balance, ending	$8,490,000	$6,920,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan losses:
Ending Allowance balance attributable to loans
Individually evaluated for impairment	$1,336,000	$276,000	$29,000	$3,000	$-	$-	$-	$1,644,000
Collectively evaluated for impairment	2,409,000	2,836,000	901,000	181,000	510,000	2,000	7,000	6,846,000
Total ending allowance balance	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000

Loans
Loans individually evaluated for impairment	$7,852,000	$10,540,000	$2,303,000	$1,106,000	$829,000	$-	$-	$22,630,000
Loans collectively evaluated for impairment	101,675,000	209,335,000	27,224,000	41,039,000	49,811,000	152,000	-	429,236,000
Total ending Loan balance	$109,527,000	$219,875,000	$29,527,000	$42,145,000	$50,640,000	$152,000	$-	$451,866,000

Impaired loans consisted of the following:

	December 31,
	2010	2009

Impaired Loans
With related allowance for loan losses	$9,060,000	$8,668,000
Without related allowance for loan losses	13,570,000	13,834,000
Total impaired loans	$22,630,000	$22,502,000

Related allowance for loan losses	$1,644,000	$1,903,000

Average investment in impaired loans	$23,766,000	$13,700,000

Interest income recognized on impaired loans	$216,000	$182,000

The following presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$1,037,000	$911,000
Other	646,000	618,000
Commercial real estate	4,808,000	4,199,000
Construction:
Commercial	1,540,000	1,504,000
Residential	284,000	283,000
Residential real estate	716,000	716,000
Consumer:
Secured by real estate	1,037,000	829,000
Other	-	-
Other	-	-

With an allowance recorded:
Commercial:
Secured by real estate	6,056,000	5,013,000	$730,000
Other	1,311,000	1,310,000	606,000
Commercial real estate	6,777,000	6,341,000	276,000
Construction:
Commercial	959,000	516,000	29,000
Residential	-	-	-
Residential real estate	415,000	390,000	3,000
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total	$25,586,000	$22,630,000	$1,644,000

The following table presents the recorded investment in nonaccrual loans as of December 31, 2010:

Nonaccrual

Commercial:
Secured by real estate	$5,924,000
Other	1,798,000
Commercial real estate	10,540,000
Construction:
Commercial	2,020,000
Residential	283,000
Residential real estate	1,106,000
Consumer:
Secured by real estate	829,000
Other	-
Other	-
Total	$22,500,000

There were no loans past due 90 days and still on accrual at December 31, 2010.  There were $19,656,000 of loans on nonaccrual and $415,000 of loans past due 90 days and still on accrual at December 31, 2009.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2010.  Nonaccrual loans are included in the disclosure by payment status:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$490,000	$4,014,000	$2,296,000	$6,800,000	$58,400,000	$65,200,000
Other	-	-	1,798,000	1,798,000	42,529,000	44,327,000
Commercial real estate	1,789,000	2,324,000	6,650,000	10,763,000	209,112,000	219,875,000
Construction:
Commercial	-	2,731,000	916,000	3,647,000	25,005,000	28,652,000
Residential	-	-	283,000	283,000	592,000	875,000
Residential real estate	-	458,000	1,106,000	1,564,000	40,581,000	42,145,000
Consumer:
Secured by real estate	114,000	449,000	829,000	1,392,000	47,968,000	49,360,000
Other	3,000	-	-	3,000	1,277,000	1,280,000
Other	-	-	-	-	152,000	152,000
Total	$2,396,000	$9,976,000	$13,878,000	$26,250,000	$425,616,000	$451,866,000

The Corporation currently has one loan for $130,000 which is a troubled debt restructuring that is performing in accordance with its new terms.

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial, commercial real estate and commercial construction loans.  This analysis is performed at the time the loan is originated and annually thereafter.  The Corporation uses the following definitions for risk ratings.

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention, which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. While potentially weak, the borrower is currently marginally acceptable and loss of principal or interest is not presently envisioned.

Substandard – Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan with all weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently know facts, conditions, and values, highly questionable or improbable. The likelihood of loss is extremely high, but because of certain important and reasonably specific factors, an estimated loss is deferred until a more exact status can be determined.

Loss – A loan classified Loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,206,000	$4,173,000	$1,801,000	$-	$20,000	$65,200,000
Other	42,399,000	618,000	-	1,267,000	43,000	44,327,000
Commercial real estate	209,512,000	4,668,000	5,695,000	-	-	219,875,000
Construction:
Commercial	26,631,000	1,614,000	407,000	-	-	28,652,000
Residential	592,000	283,000	-	-	-	875,000
Total	$338,340,000	$11,356,000	$7,903,000	$1,267,000	$63,000	$358,929,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity.  The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2010:

	Performing	Nonperforming	Total

Residential real estate	$40,581,000	$1,564,000	$42,145,000
Consumer:
Secured by real estate	47,968,000	1,392,000	49,360,000
Other	1,277,000	3,000	1,280,000
Total	$89,826,000	$2,959,000	$92,785,000

Note 5.  PREMISES AND EQUIPMENT, NET

	December 31,
	2010	2009

Land	$2,999,000	$2,999,000
Buildings and improvements	2,932,000	2,928,000
Leasehold improvements	2,244,000	2,178,000
Furniture, fixtures and equipment	3,566,000	3,627,000
	11,741,000	11,732,000
Less: accumulated depreciation and amortization	5,346,000	4,871,000
Total premises & equipment, net	$6,395,000	$6,861,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $775,000 and $841,000 in 2010 and 2009, respectively.

Note 6.  DEPOSITS

	December 31,
	2010	2009

Noninterest-bearing demand	$99,723,000	$88,427,000

NOW accounts	175,566,000	133,270,000
Money market accounts	72,674,000	85,014,000
Total interest-bearing demand	248,240,000	218,284,000

Statement savings and clubs	44,418,000	41,366,000
Business savings	3,274,000	4,417,000
Total savings	47,692,000	45,783,000

IRA investment and variable rate savings	37,659,000	33,905,000
Money market certificates	142,289,000	143,531,000
Total certificates of deposit	179,948,000	177,436,000

Total interest-bearing deposits	475,880,000	441,503,000

Total deposits	$575,603,000	$529,930,000

Certificates of deposit with balances of $100,000 or more at December 31, 2010 and 2009, totaled $100,704,000 and $87,117,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2011	$94,290,000
2012	43,667,000
2013	24,216,000
2014	16,183,000
2015	1,592,000
$179,948,000

Note 7.  BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2010		December 31, 2009
Advances maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within one year	$3,000,000	2.28%	$18,600,000	0.32%
After one year, but within two years	3,000,000	2.86%	3,000,000	2.28%
After two years, but within three years	15,000,000	3.30%	3,000,000	2.86%
After three years, but within four years	-	-%	15,000,000	3.30%
After four years, but within five years	5,000,000	2.25%	-	-%
After five years	10,000,000	1.85%	15,000,000	1.98%
	$36,000,000	2.63%	$54,600,000	1.84%

During the years 2010 and 2009, the maximum amount of FHLB-NY advances outstanding at any month end was $48.7 million and $64.1 million, respectively.  The average amount of advances outstanding during the year ended December 31, 2010 and 2009 was $38.5 million and $44.5 million, respectively.

Advances totaling $30.0 million have quarterly call features all of which have reached their first call date.  Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities.  The loans remain under the control of the Corporation.  Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2010 and 2009, the advances were collateralized by $27.3 million and $21.7 million, respectively, of first mortgage loans under the blanket lien arrangement.  Additionally, the advances were collateralized by $21.0 million and $42.9 million of investment securities as of December 31, 2010 and 2009 respectively.  Based on the collateral the Corporation was eligible to borrow up to a total of $48.3 million at December 31, 2010 and $64.6 million at December 31, 2009.

The Corporation has the ability to borrow overnight with the FHLB-NY.  The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.  In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $23 million on an unsecured basis.  There were no borrowings under these lines of credit at December 31, 2010 and 2009.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

At December 31, 2010 and 2009, included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker to borrow $14 million with a maturity in 2014.  The borrowing had a fixed interest rate of 3.25% for the first year and then converted to a floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.0% floor.  This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker.  The remaining balances at December 31, 2010 as well as the balances at December 31, 2009 were securities sold to Bank customers at fixed rates with maturities varying from 91 days to one year.  These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2010 and 2009, securities sold under agreements to repurchase were collateralized by U.S. Treasury and U.S. government-sponsored agency securities having a carrying value of approximately $20,949,000 and $19,270,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2010	2009

Balance	$14,642,000	$15,396,000
Weighted average interest rate at year end	4.94%	4.72%
Maximum amount outstanding at any month end
during the year	$15,400,000	$16,019,000
Average amount outstanding during the year	$15,221,000	$15,316,000
Average interest rate during the year	4.84%	4.92%

Note 8.  SUBORDINATED DEBENTURES

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”).  The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (“Debentures”) maturing September 17, 2033.  The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities.  The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities.  The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore the trust is not consolidated in the Corporation’s consolidated financial statements, but rather the subordinated debentures are shown as a liability.

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%.  Beginning September 17, 2008, the rate floats quarterly at a rate of three month London Interbank Offered Rate (LIBOR) plus 2.95%.  At December 31, 2010 and 2009 the rate on both the Capital Securities and the Debentures was 3.25% and 3.20%, respectively.  The Corporation has the right to defer payments of interest on the subordinated debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 9.  REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2010, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

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

At year end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed the institution's category.

Management believes that, as of December 31, 2010, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2010 and 2009 compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under the prompt corrective action regulations:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Leverage (Tier 1) capital
Consolidated	$59,258,000	8.58%	$27,631,000	4.00%	N/A	N/A
Bank	55,023,000	8.01%	27,487,000	4.00%	$34,359,000	5.00%

Risk-based capital:
Tier 1
Consolidated	59,258,000	12.20%	19,435,000	4.00%	N/A	N/A
Bank	55,023,000	11.34%	19,401,000	4.00%	29,101,000	6.00%

Total
Consolidated	65,361,000	13.45%	38,869,000	8.00%	N/A	N/A
Bank	61,116,000	12.60%	38,802,000	8.00%	48,502,000	10.00%

December 31, 2009
Leverage (Tier 1) capital
Consolidated	$60,067,000	9.22%	$26,065,000	4.00%	N/A	N/A
Bank	55,049,000	8.51%	25,881,000	4.00%	$32,352,000	5.00%

Risk-based capital:
Tier 1
Consolidated	60,067,000	11.99%	20,041,000	4.00%	N/A	N/A
Bank	55,049,000	11.02%	19,986,000	4.00%	29,979,000	6.00%

Total
Consolidated	66,338,000	13.24%	40,081,000	8.00%	N/A	N/A
Bank	61,303,000	12.27%	39,972,000	8.00%	49,965,000	10.00%

Note 10.  PREFERRED STOCK

On January 30, 2009, the Corporation received $10 million as part of the United States Treasury Department’s Troubled Asset Relief Program – Capital Purchase Program (“CPP”. In exchange, the Corporation issued 10,000 shares of cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (the “Series A Preferred Shares) and a warrant to purchase 133,475 shares of Common Stock of the Corporation.

The Series A Preferred Shares pay a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly in arrears and the Corporation accrues the preferred dividends as earned over the period the Series A Preferred Shares are outstanding.

The warrant has an exercise price of $11.24 per share.  The exercise price for the warrant was calculated based on the average of the closing prices of the Corporation’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of the Corporation’s application under the program.

Of the $10 million of proceeds, $9.7 million was allocated to the Series A Preferred Shares and $269,000 was allocated to the warrant based on their estimated relative fair values as of January 30, 2009.  The resulting discount on the Series A Preferred Shares of $269,000 is being accreted through a charge to retained earnings over an estimated five year life of the stock offering using an effective yield method.  The Series A Preferred Shares and warrant issued under the CPP are includable in Tier I capital for regulatory capital.

The Corporation may repay the funds provided under the CPP without regard to whether the Corporation has replaced such funds from any other source or to any waiting period, subject to regulatory approval.  Until the earlier of the third anniversary of the Treasury’s investment in the Series A Preferred Shares or when all of the Series A Preferred Shares have been redeemed by the Corporation or transferred by the Treasury to third parties, the Corporation may not, without the consent of the Treasury, increase the common stock cash dividend paid by the Corporation to its shareholders.

Note 11.  BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees.  Contributions are determined by the Corporation’s Board of Directors on an annual basis.  There was no profit sharing plan expense for the year ended December 31, 2010.  Total profit sharing plan expense for the year ended December 31, 2009 amounted to approximately $255,000.

The Corporation also has a 401(k) plan which covers all eligible employees.  Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code.  The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution.  Total 401(k) expense for the years ended December 31, 2010 and 2009 amounted to approximately $131,000 and $112,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation.  Total stock purchases amounted to 6,108 and 5,096 shares during 2010 and 2009, respectively.  At December 31, 2010 the Corporation had 210,933 shares reserved for issuance under this plan.

Note 12.  STOCK-BASED COMPENSATION

At December 31, 2010, the Corporation had various types of stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  Shares are purchased for directors in the open market and resulted in purchases of 3,404 and 3,720 shares for 2010 and 2009, respectively.  At December 31, 2010 the Corporation had 549,622 shares authorized but unissued for this plan.

Employee Stock Option Plan

The Employee Stock Option Plan provided for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee.  There were no options granted during 2010 or 2009.  While there are still options outstanding under this plan, the plan does not allow for additional grants after May 2006.  Under the plan, the exercise price of options may be paid in cash or with shares already owned.  During 2010 and 2009, 4,561 and 3,746 shares, respectively, were acquired to satisfy the exercise of options.  A summary of the status of the qualified stock options as of December 31, 2010 and changes during the year then ended is presented as follows:

	2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	19,713	$8.33
Exercised	(9,376)	5.83
Forfeited	(2,739)	8.95
Outstanding at end of year	7,598	$11.19

Intrinsic value at year end	$-
Options exercisable at year end	7,598
Intrinsic value of options exercisable	$-
Weighted-average remaining contractual term (years)	2.54

The intrinsic value of options exercised was $33,000 and $23,000 for the years ended December 31, 2010 and 2009, respectively.  The Corporation received cash from the exercise of options in the amount of $12,000 for both the years ended December 31, 2010 and 2009.

The following table summarizes information about the qualified employee stock options outstanding and exercisable at December 31, 2010:

Exercise Price	Number Outstanding at 12/31/10	Weighted-Average Remaining Life
$ 1.19	7,598	2.54 years

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

The 2006 Stock Option Plan for Non-Employee Directors provides for options to purchase shares of common stock to be granted to non-employee directors of the Corporation.  Under this plan, options vest in equal installments over a period of five years on an annual basis.  Options expire on the earlier of the sixth anniversary of the date of the grant or May 15, 2012.  Options were granted in 2006 to all non-employee directors.  During the year ended December 31, 2009, 2,431 options were granted.  At December 31, 2010 the Corporation had 9,724 shares authorized but unissued for this plan.

Total compensation cost that has been charged against income for these plans was $51,000 and $48,000 for the years ended December 31, 2010 and 2009, respectively.

A summary of the status of the nonqualified stock options issued under the 2001 and 2006 Stock Option Plan for Non-Employee Directors as of December 31, 2010 is presented below:

	2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	63,335	$11.12
Forfeited	(6,205)	12.07
Outstanding at end of year	57,130	$11.02

Intrinsic value at year end	$-
Options exercisable at year end	42,544
Intrinsic value of options exercisable	$-
Weighted-average remaining contractual term (years)	1.37

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

No options were exercised under either the 2001 Stock Option Plan for non-employee directors or the 2006 Stock Option Plan for Non-Employee Directors during the years ended December 31, 2010 and 2009.

The following table summarizes information about the nonqualified Non-Employee Director stock options outstanding and exercisable at December 31, 2010:

Exercise Price	Number Outstanding at 12/31/10	Weighted-Average Remaining Life	Number Exercisable at 12/31/10
$11.11	54,699	1.37 years	41,329
9.00	2,431	1.37	1,215
$11.02	57,130	1.37 years	42,544

Unrecognized compensation expense totaled $19,000 and will be recognized over the next 0.4 years.

Note 13.  EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 2010 and 2009:

	2010	2009

Net income	$1,233,000	$3,634,000
Dividends on preferred stock and accretion	550,000	504,000
Net income available to common stockholders	$683,000	$3,130,000

Weighted average common shares outstanding - basic	5,843,419	5,832,186
Effect of dilutive securities - stock options	337	4,553

Weighted average common shares outstanding - diluted	5,843,756	5,836,739

Earnings per common share:
Basic	$0.12	$0.54
Diluted	$0.12	$0.54

For the years ended December 31, 2010 and 2009, stock options to purchase 70,231 and 70,368 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.  The U. S. Treasury’s warrant to purchase 133,475 and 122,504 average shares of common stock for the years ended December 31, 2010 and 2009, respectively, was not considered in computing diluted earnings per common share because it was antidilutive.

Note 14.  INCOME TAXES

The components of income tax (benefit) expense are summarized as follows:

	Years ended December 31,
	2010	2009
Current tax expense:
Federal	$461,000	$2,045,000
State	225,000	644,000
	686,000	2,689,000
Deferred tax (benefit) expense:
Federal	(661,000)	(938,000)
State	(200,000)	(278,000)
Valuation allowance	10,000	6,000
	(851,000)	(1,210,000)

	$(165,000)	$1,479,000

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2010	2009

Federal income tax	$363,000	$1,738,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	23,000	246,000
Nontaxable interest income	(395,000)	(398,000)
Life insurance	(115,000)	(113,000)
Nondeductible expenses	24,000	24,000
Other items, net	(65,000)	(18,000)

Effective federal income taxes	$(165,000)	$1,479,000

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,391,000	$2,764,000
Accrued reserves	8,000	17,000
Stock compensation	99,000	79,000
Nonaccrual loan interest	594,000	489,000
Depreciation	374,000	268,000
Contribution carry forward	260,000	183,000
State capital loss carry forward	2,000	83,000
Unrealized loss on securities available for sale	59,000	-
	4,787,000	3,883,000
Valuation reserve	(115,000)	(105,000)
	4,672,000	3,778,000
Deferred tax liabilities:
Unrealized gains on securities available for sale	-	294,000
Other	19,000	34,000
	19,000	328,000

Net deferred tax assets	$4,653,000	$3,450,000

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

There were no unrecognized tax benefits during the years or at the years ended December 31, 2010 and 2009 and management does not expect a significant change in unrecognized benefits in the next twelve months.  There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2010 and 2009.  There were no tax interest and penalties accrued for the years ended December 31, 2010 and 2009.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2007.

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

At December 31, 2010, the Corporation had residential mortgage commitments to extend credit aggregating approximately $5.8 million at fixed rates averaging 4.39%.  Approximately $4.4 million of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $20.1 million were extended with variable rates averaging 5.95% and $785,000 were extended at fixed rates averaging 6.00%.  Generally, commitments were due to expire within approximately 120 days.

Additionally, at December 31, 2010, the Corporation was committed for approximately $73.3 million of unused lines of credit, consisting of $16.6 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.9 million relating to an unsecured overdraft protection program, and $51.8 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby and commercial letters of credit aggregated approximately $3.2 million at December 31, 2010, of which $3.0 million expires within one year.  Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

Rental expense under long-term operating leases for branch offices amounted to approximately $1,089,000 and $1,059,000 during the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ending December 31	Minimum Rent

2011	$939,000
2012	923,000
2013	894,000
2014	643,000
2015	284,000
Thereafter	2,392,000
$6,075,000

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

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million as of December 31, 2009 was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the year ended December 31, 2010.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining terms of the swap.  As of December 31, 2010, the interest rate swap is secured by investment securities with a fair value of $1,055,000.

Summary information about the interest rate swap designated as a cash flow hedge as of December 31, 2010 is as follows:

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Fair value	$(664,000)

The net expense recorded on the swap transaction totaled $207,000 for the year ended December 31, 2010, and is reported as a component of interest expense – borrowed money.  There was no net expense recorded for the year ended December 31, 2009.

The fair value of the interest rate swap of $664,000 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The Effect of Derivative Instruments on the Consolidated Income Statement
Cash Flow Hedging Relationship	Amount of Loss, Net of Taxes, Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the year ended December 31,
	2010	2009

Cash flow hedge	$243,000	$155,000

Note 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2010
Assets:
Available for sale securities
U.S. Treasuries	$9,249,000	$-	$9,249,000	$-
U.S. government -
sponsored agencies	13,586,000	-	13,586,000	-
Obligations of state and
political subdivisions	4,279,000	-	4,279,000	-
Mortgage-backed securities-
residential	108,327,000	-	108,327,000	-
Other equity investments	3,187,000	-	3,187,000	-
Total available for
sale securities	$138,628,000	$-	$138,628,000	$-
Liabilities:
Interest rate swap	$664,000	$-	$664,000	$-

	December 31, 2009
Assets:
Available for sale securities
U.S. Treasuries	$-	$-	$-	$-
U.S. government -
sponsored agencies	32,286,000	-	32,286,000	-
Obligations of state and
political subdivisions	5,397,000	-	5,397,000	-
Mortgage-backed securities-
residential	62,228,000	-	62,228,000	-
Other equity investments	3,115,000	-	3,115,000	-
Total available for
sale securities	$103,026,000	$-	$103,026,000	$-
Liabilities:
Interest rate swap	$258,000	$-	$258,000	$-

There were no transfers between Level 1 and Level 2 during 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2010
Assets:
Impaired loans	$7,416,000	$-	$-	$7,416,000

	December 31, 2009
Assets:
Impaired loans	$6,765,000	$-	$-	$6,765,000

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $9,060,000, with a valuation allowance of $1,644,000, resulting in an additional provision for loan losses of $1,886,000 for the year ended December 31, 2010.

Impaired loans had a recorded investment of $8,668,000, with a valuation allowance of $1,903,000, resulting in an additional provision for loan losses of $1,422,000 for the year ended December 31, 2009.

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$19,983,000	$19,983,000	$8,871,000	$8,871,000
Securities available for sale	138,628,000	138,628,000	103,026,000	103,026,000
Securities held to maturity	45,394,000	47,316,000	67,717,000	68,765,000
FHLB-NY stock	2,497,000	N/A	3,227,000	N/A
Net loans, including impaired loans	443,245,000	445,671,000	453,119,000	453,813,000
Accrued interest receivable	2,806,000	2,806,000	3,167,000	3,167,000

Financial liabilities:
Deposits	575,603,000	577,485,000	529,930,000	531,230,000
FHLB-NY Advances	36,000,000	33,892,000	54,600,000	51,949,000
Securities sold under agreements to repurchase	14,642,000	14,642,000	15,396,000	15,396,000
Subordinated debenture	7,217,000	6,803,000	7,217,000	5,943,000
Accrued interest payable	977,000	977,000	1,193,000	1,193,000
Interest rate swap	664,000	664,000	258,000	258,000

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

Deposits – The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of cash flows.  The discount rate is estimated using market discount rates which reflect interest rate risk inherent in the certificates of deposit.

FHLB-NY advances – The carrying amount of the borrowings which mature in one day approximates fair value.  For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows.  The discount rate is estimated using market discount rates which reflect the interest rate risk and credit risk inherent in the term borrowings.

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

Interest rate swap – The fair value of derivatives are based on valuation modes using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at December 31, 2010 and 2009 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2010 and 2009, based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2010 and 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 18.  PARENT COMPANY ONLY

The Corporation was formed in January, 1995, to operate its subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting.  Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2010	2009
Assets

Cash and due from banks	$1,793,000	$294,000
Securities available for sale	1,216,000	3,436,000
Securities held to maturity	993,000	992,000
Investment in subsidiary	55,288,000	55,689,000
Accrued interest receivable	16,000	30,000
Other assets	541,000	528,000
Total assets	$59,847,000	$60,969,000

Liabilities and Stockholders’ Equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	498,000	241,000
Stockholders' equity	52,132,000	53,511,000
Total liabilities and Stockholders' equity	$59,847,000	$60,969,000

Condensed Statements of Income

	Years ended December 31,
	2010	2009

Interest income - securities available for sale	$85,000	$103,000
Interest income - securities held to maturity	54,000	104,000
Dividend income	1,750,000	3,000,000
Other income	(11,000)	24,000
Total income	1,878,000	3,231,000

Interest expense	448,000	285,000
Other expenses	337,000	319,000
Total expenses	785,000	604,000

Income before income tax benefit	1,093,000	2,627,000
Tax benefit	(222,000)	(125,000)
Income before equity in undistributed earnings of subsidiary	1,315,000	2,752,000
Equity in undistributed earnings of subsidiary	(82,000)	882,000
Net income	1,233,000	3,634,000
Dividends on preferred stock and accretion	550,000	504,000
Net income available to common stockholders	$683,000	$3,130,000

Condensed Statements of Cash Flows

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,233,000	$3,634,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	82,000	(882,000)
Amortization of premiums and accretion of discounts, net	7,000	4,000
Loss (gain) on calls and sales of securities	21,000	(13,000)
Decrease in accrued interest receivable	14,000	15,000
Increase in other assets	(39,000)	(33,000)
Increase (decrease) in other liabilities	14,000	(13,000)
Net cash provided by operating activities	1,332,000	2,712,000

Cash flows from investing activities:
Purchase of securities available for sale	(1,000,000)	(3,028,000)
Proceeds from principal repayments on securities available for sale	212,000	98,000
Proceeds from calls on securities available for sale	3,054,000	2,000,000
Proceeds from calls on securities held to maturity	-	1,000,000
Investment in subsidiary bank	-	(10,000,000)
Net cash provided by (used in) investing activities	2,266,000	(9,930,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	-	9,951,000
Cash dividends paid on common stock	(1,636,000)	(2,112,000)
Cash dividends paid on preferred stock	(500,000)	(396,000)
Payment of discount on dividend reinvestment plan	(29,000)	(44,000)
Purchase of treasury stock	-	(75,000)
Exercise of stock options	12,000	12,000
Tax benefit of stock plans	-	-
Issuance of common stock	54,000	45,000
Net cash (used in) provided by financing activities	(2,099,000)	7,381,000

Net increase in cash and cash equivalents	1,499,000	163,000
Cash and cash equivalents - beginning	294,000	131,000
Cash and cash equivalents - ending	$1,793,000	$294,000

Note 19.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2010 and 2009 (dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2010:

Interest income	$8,495	$8,201	$8,095	$8,193	$32,984
Interest expense	2,316	2,278	2,145	2,039	8,778
Net interest income before provision for loan losses	6,179	5,923	5,950	6,154	24,206
Provision for loan losses	1,550	4,705	1,500	1,820	9,575
Net interest income after provision for loan losses	4,629	1,218	4,450	4,334	14,631
Noninterest income	1,011	1,247	759	1,370	4,387
Noninterest expenses	4,424	4,171	4,608	4,747	17,950
Income before income tax expense (benefit)	1,216	(1,706)	601	957	1,068
Income tax expense (benefit)	345	(641)	261	(130)	(165)
Net income (loss)	871	(1,065)	340	1,087	1,233
Dividends on preferred stock and accretion	137	138	137	138	550
Net income (loss) available to common stockholders	$734	$(1,203)	$203	$949	$683
Basic earnings (loss) per share	$0.13	$(0.21)	$0.03	$0.16	$0.12
Diluted earnings (loss) per share	$0.13	$(0.21)	$0.03	$0.16	$0.12

Year ended December 31, 2009:

Interest income	$8,473	$8,542	$8,610	$8,531	$34,156
Interest expense	2,875	2,722	2,634	2,580	10,811
Net interest income before provision for loan losses	5,598	5,820	5,976	5,951	23,345
Provision for loan losses	150	1,025	1,200	1,200	3,575
Net interest income after provision for loan losses	5,448	4,795	4,776	4,751	19,770
Noninterest income	707	949	821	656	3,133
Noninterest expenses (a)	4,408	4,684	4,346	4,352	17,790
Income before income tax expense	1,747	1,060	1,251	1,055	5,113
Income tax expense	560	280	358	281	1,479
Net income	1,187	780	893	774	3,634
Dividends on preferred stock and accretion	92	137	138	137	504
Net income available to common stockholders	$1,095	$643	$755	$637	$3,130
Basic earnings per share	$0.19	$0.11	$0.13	$0.11	$0.54
Diluted earnings per share	$0.19	$0.11	$0.13	$0.11	$0.54

(a)  Second Quarter of 2009 includes the recording of an industry-wide FDIC special assessment which amounted to $300,000 for the Corporation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A .  Controls and Procedures

(a)	Evaluation of internal controls and procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our internal disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Principal Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report on Form 10-K.

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2010 were Howard Yeaton (Chairman), Harold Dyer, John L. Steen and Michael Westra.  The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined in Item 407(b)(5) pf Regulation S-K as promulgated by the Securities and Exchange Commission.  All members of our Audit Committee are “independent” as defined under Rule 6320A of FINRA’s listing standards.

Item 11.  Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	64,728	$11.04	468,727
Equity compensation plans not approved by security holders	-	-	549,622
Total	64,728	$11.04	1,018,349

The only equity compensation plan not approved by security holders is the Directors Stock Plan.  The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash.  The Corporation purchased 3,404 shares of the Corporation’s common stock in the open market during 2010 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2010 and Fiscal 2009,” in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description of Exhibits
3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(ii).1	By-Laws of Stewardship Financial Corporation (2)
3(ii).2	Amendment to By-Laws of Stewardship Financial Corporation (3)
4(i)	Form of Certificate for the Series A Preferred Shares (4)
4(ii)	Warrant to Purchase up to 127,119 Shares of Common Stock (5)
10(i)	1995 Incentive Stock Option Plan (6)
10(ii)	1995 Employee Stock Purchase Plan (7)
10 (iii)	Stewardship Financial Corporation Dividend Reinvestment Plan (8)
10 (iv)	Stewardship Financial Corporation Director Stock Plan (9)
10(v)	Amended and Restated 1995 Stock Option Plan (9)
10(vi)	Amended and Restated Director Stock Plan (10)
10(vii)	Dividend Reinvestment Plan (11)
10(viii)	2001 Stock Option Plan For Non-Employee Directors (12)
10(ix)	Dividend Reinvestment Plan (13)
10(x)	2006 Stock Option Plan for Non-Employee Directors (14)
10(xi)	Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Stewardship Financial Corporation and the Treasury (15)
10(xii)	Form of Waiver, executed by each of Paul Van Ostenbridge, Claire M.
Chadwick, Julie E. Holland and Robert C. Vliet (16)
10(xiii)	Dividend Reinvestment Plan (17)
10(xiv)	2010 Stock Incentive Plan (18)
13	Annual Report to Shareholders for the year ended December 31, 2010
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008
99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.

(2)	Incorporated by reference from Exhibit 3(ii) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed on December 10, 1996.

(3)	Incorporate by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed on December 27, 2007.

(4)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(5)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(6)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.

(7)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.

(9)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.

(10)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(11)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.

(12)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.

(13)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.

(14)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.

(15)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(16)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(17)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3, Registration No. 333-167374, filed June 8, 2010.

(18)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated:  March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 30, 2011
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 30, 2011
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard W. Culp	Director	March 30, 2011
Richard W. Culp

/s/ Harold Dyer	Director	March 30, 2011
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 30, 2011
William Hanse

/s/ Margo Lane	Director	March 30, 2011
Margo Lane

/s/ Arie Leegwater	Director	March 30, 2011
Arie Leegwater

/s/ John L. Steen	Director	March 30, 2011
John L. Steen

/s/ Robert Turner	Secretary and Director	March 30, 2011
Robert Turner

/s/ William J. VanderEems	Director	March 30, 2011
William J. VanderEems

/s/ Michael Westra	Vice Chairman of the Board	March 30, 2011
Michael Westra

/s/ Howard Yeaton	Director	March 30, 2011
Howard Yeaton

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

13	Annual Report to Shareholders for the year ended December 31, 2010
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008
99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008