Form 10-Q
period 2011-03-31
STEWARDSHIP FINANCIAL CORP
filed 2011-05-16
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_______

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

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of May 12, 2011 was 5,850,490.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	March 31, 2011	December 31, 2010
Assets

Cash and due from banks	$28,643,000	$19,838,000
Other interest-earning assets	1,018,000	145,000
Cash and cash equivalents	29,661,000	19,983,000

Securities available for sale	148,178,000	138,628,000
Securities held to maturity; estimated fair value of $44,502,000 (2011) and $47,316,000 (2010)
	42,460,000	45,394,000
FHLB-NY stock, at cost	2,361,000	2,497,000
Loans, net of allowance for loan losses of $9,874,000 (2011) and $8,490,000 (2010)	449,548,000	443,245,000
Mortgage loans held for sale	827,000	9,818,000
Premises and equipment, net	6,320,000	6,395,000
Accrued interest receivable	2,671,000	2,806,000
Other real estate owned	313,000	615,000
Bank owned life insurance	9,900,000	9,819,000
Other assets	8,696,000	8,918,000
Total assets	$700,935,000	$688,118,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$113,554,000	$99,723,000
Interest-bearing	477,955,000	475,880,000
Total deposits	591,509,000	575,603,000

Federal Home Loan Bank of New York Advances	33,000,000	36,000,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	14,643,000	14,642,000
Accrued interest payable	839,000	977,000
Accrued expenses and other liabilities	1,501,000	1,547,000
Total liabilities	648,709,000	635,986,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2011 and December 31, 2010
Liquidation preference of $10,000,000	9,811,000	9,796,000
Common stock, no par value; 10,000,000 shares authorized;
5,850,470 and 5,847,844 shares issued: 5,850,470 and 5,846,927 shares
outstanding at March 31, 2011 and December 31, 2010, respectively	40,536,000	40,516,000
Treasury stock, 917 shares outstanding at December 31, 2010	-	(13,000)
Retained earnings	2,009,000	1,959,000
Accumulated other comprehensive loss, net	(130,000)	(126,000)
Total stockholders' equity	52,226,000	52,132,000

Total liabilities and stockholders' equity	$700,935,000	$688,118,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$6,440,000	$6,874,000
Securities held to maturity
Taxable	183,000	422,000
Non-taxable	223,000	231,000
Securities available for sale
Taxable	839,000	880,000
Non-taxable	44,000	49,000
FHLB dividends	38,000	37,000
Other interest-earning assets	8,000	2,000
Total interest income	7,775,000	8,495,000

Interest expense:
Deposits	1,289,000	1,820,000
Borrowed money	537,000	496,000
Total interest expense	1,826,000	2,316,000

Net interest income before provision for loan losses	5,949,000	6,179,000
Provision for loan losses	1,675,000	1,550,000
Net interest income after provision for loan losses	4,274,000	4,629,000

Noninterest income:
Fees and service charges	511,000	469,000
Bank owned life insurance	80,000	86,000
Gain on sales of mortgage loans	404,000	55,000
Gain on calls and sales of securities	-	328,000
Other	89,000	73,000
Total noninterest income	1,084,000	1,011,000

Noninterest expenses:
Salaries and employee benefits	2,236,000	2,126,000
Occupancy, net	545,000	489,000
Equipment	258,000	309,000
Data processing	337,000	325,000
FDIC insurance premium	254,000	224,000
Charitable contributions	100,000	165,000
Other	954,000	786,000
Total noninterest expenses	4,684,000	4,424,000
Income before income tax expense	674,000	1,216,000
Income tax expense	191,000	345,000
Net income	483,000	871,000
Dividends on preferred stock and accretion	138,000	137,000
Net income available to common stockholders	$345,000	$734,000

Basic earnings per common share	$0.06	$0.13
Diluted earnings per common share	$0.06	$0.13

Weighted average number of common shares outstanding	5,849,723	5,839,974
Weighted average number of diluted common
shares outstanding	5,849,723	5,841,633

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2011
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Gain (Loss),
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Cash dividends paid on common stock	-	-	-	(293,000)	-	-	(293,000)
Payment of discount on dividend
reinvestment plan	-	-	(5,000)	-	-	-	(5,000)
Cash dividends accrued on preferred stock	-	-	-	(125,000)	-	-	(125,000)
Common stock issued under stock plans	-	3,543	12,000	-	13,000	-	25,000
Stock option compensation expense	-	-	13,000	-	-	-	13,000
Accretion of discount on preferred stock	13,000	-	-	(13,000)	-		-
Amortization of issuance costs	2,000	-	-	(2,000)	-		-
Comprehensive income:
Net income	-	-	-	483,000	-	-	483,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax benefit of $47,000)	-	-	-	-	-	(63,000)	(63,000)
Change in fair value of interest rate
swap (net of tax expense of $39,000)	-	-	-	-	-	59,000	59,000
Total comprehensive income							479,000

Balance -- March 31, 2011	$9,811,000	5,850,470	$40,536,000	$2,009,000	$-	$(130,000)	$52,226,000

	Three Months Ended March 31, 2010
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Gain (Loss),
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$2,922,000	$-	$438,000	$53,511,000
Cash dividends paid on common stock	-	-	-	(526,000)	-	-	(526,000)
Payment of discount on dividend
reinvestment plan	-	-	(9,000)	-	-	-	(9,000)
Cash dividends accrued on preferred stock	-	-	-	(125,000)	-	-	(125,000)
Common stock issued under stock plans	-	3,037	24,000	-	-	-	24,000
Stock option compensation expense	-	-	13,000	-	-	-	13,000
Stock options exercised	-	9,376	55,000	-	(43,000)	-	12,000
Accretion of discount on preferred stock	12,000	-	-	(12,000)	-		-
Amortization of issuance costs	2,000	-	-	(2,000)	-		-
Comprehensive income:
Net income	-	-	-	871,000	-	-	871,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net tax expense of $76,000)	-	-	-	-	-	141,000	141,000
Reclassification adjustment for gains in
net income (net of taxes of $131,000)	-	-	-	-	-	196,000	196,000
Change in fair value of interest rate
swap (net of tax benefit of $70,000)	-	-	-	-	-	(105,000)	(105,000)
Total comprehensive income							1,103,000

Balance -- March 31, 2010	$9,750,000	5,846,928	$40,498,000	$3,128,000	$(43,000)	$670,000	$54,003,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net income	$483,000	$871,000

Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on securities
available for sale arising during the period	(110,000)	872,000
Reclassification adjustment for gains in net income	-	(328,000)
Net unrealized (losses) gains	(110,000)	544,000
Tax effect	47,000	(207,000)
Net unrealized (losses) gains, net of tax amount	(63,000)	337,000

Change in fair value of interest rate swap	98,000	(175,000)
Tax effect	(39,000)	70,000
Change in fair value of interest rate swap, net of tax amount	59,000	(105,000)

Total other comprehensive (loss) income	(4,000)	232,000

Total comprehensive income	$479,000	$1,103,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	March 31, 2011	December 31, 2010

Unrealized gain on securities available for sale	$209,000	$272,000
Unrealized loss on fair value of interest rate swap	(339,000)	(398,000)

Accumulated other comprehensive income, net	$(130,000)	$(126,000)

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$483,000	$871,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	153,000	214,000
Amortization of premiums and accretion of discounts, net	333,000	161,000
Accretion of deferred loan fees	(12,000)	(14,000)
Provision for loan losses	1,675,000	1,550,000
Originations of mortgage loans held for sale	(24,113,000)	(7,928,000)
Proceeds from sale of mortgage loans	33,508,000	5,919,000
Gain on sales of mortgage loans	(404,000)	(55,000)
Gain on sales and calls of securities	-	(328,000)
Deferred income tax benefit	(600,000)	(544,000)
Decrease in accrued interest receivable	135,000	122,000
Decrease in accrued interest payable	(138,000)	(193,000)
Earnings on bank owned life insurance	(80,000)	(86,000)
Stock option expense	13,000	13,000
Decrease in other assets	1,172,000	532,000
Increase in other liabilities	13,000	57,000
Net cash provided by operating activities	12,138,000	291,000

Cash flows from investing activities:
Purchase of securities available for sale	(16,030,000)	(3,085,000)
Proceeds from maturities and principal repayments on securities available for sale	5,101,000	3,944,000
Proceeds from sales and calls on securities available for sale	1,000,000	12,557,000
Purchase of securities held to maturity	-	(5,566,000)
Proceeds from maturities and principal repayments on securities held to maturity	1,868,000	1,443,000
Proceeds from calls on securities held to maturity	1,000,000	1,000,000
Sale of FHLB-NY stock	136,000	837,000
Net increase in loans	(7,966,000)	(1,698,000)
Additions to premises and equipment	(78,000)	(177,000)
Net cash provided by (used in) investing activities	(14,969,000)	9,255,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	13,831,000	6,224,000
Net increase in interest-bearing deposits	2,075,000	6,776,000
Net increase in securities sold under agreements to repurchase	1,000	3,000
Net decrease in short term borrowings	-	(18,600,000)
Repayment of long term borrowings	(3,000,000)	-
Cash dividends paid on common stock	(293,000)	(526,000)
Cash dividends paid on preferred stock	(125,000)	(125,000)
Payment of discount on dividend reinvestment plan	(5,000)	(9,000)
Exercise of stock options	-	12,000
Issuance of common stock	25,000	24,000
Net cash provided by (used in) financing activities	12,509,000	(6,221,000)

Net increase in cash and cash equivalents	9,678,000	3,325,000
Cash and cash equivalents - beginning	19,983,000	8,871,000
Cash and cash equivalents - ending	$29,661,000	$12,196,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2010	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,964,000	$2,509,000
Noncash investing activities - security purchases due brokers	$-	$3,523,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011 (the “2010 Annual Report”).

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (the “Bank”), together referred to as “the Corporation”.  The Bank includes its wholly owned subsidiaries, Stewardship Investment Corporation, Stewardship Realty LLC, Atlantic Stewardship Insurance Company, LLC and several other subsidiaries formed to hold title to properties acquired through deed in lieu of foreclosure.  The Bank’s subsidiaries have an insignificant impact on the daily operations.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform to the current presentation.

The consolidated financial statements of the Corporation have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and disclosures provided.  Actual results could differ significantly from those estimates.

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value.  The Corporation’s derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures issued in 2003 to Stewardship Statutory Trust I (the “Trust”), a statutory business trust (see Note 8 to the Notes to the Audited Consolidated Financial Statements of the Corporation contained in the 2010 Annual Report).  The Corporation does not use derivatives for trading purposes.

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

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that would be accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  This ASU provides additional guidance for companies when determining whether a loan modification constitutes a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retroactively to restructurings occurring on or after the beginning of the year.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  Early adoption is allowed.  The Corporation does not expect the adoption of this ASU to have a significant impact on the Corporation’s consolidated financial statements.

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$15,202,000	$77,000	$29,000	$15,250,000
U.S. government-sponsored agencies	16,081,000	71,000	109,000	16,043,000
Obligations of state and political
subdivisions	6,242,000	148,000	64,000	6,326,000
Mortgage-backed securities - residential	107,135,000	1,074,000	846,000	107,363,000
Other equity investments	3,173,000	23,000	-	3,196,000
	$147,833,000	$1,393,000	$1,048,000	$148,178,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$9,141,000	$109,000	$1,000	$9,249,000
U.S. government-sponsored agencies	13,600,000	97,000	111,000	13,586,000
Obligations of state and political
subdivisions	4,219,000	79,000	19,000	4,279,000
Mortgage-backed securities - residential	108,078,000	1,169,000	920,000	108,327,000
Other equity investments	3,135,000	52,000	-	3,187,000
	$138,173,000	$1,506,000	$1,051,000	$138,628,000

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,797,000	$112,000	-	$2,909,000
Obligations of state and political
subdivisions	25,948,000	1,279,000	1,000	27,226,000
Mortgage-backed securities - residential	13,715,000	652,000	-	14,367,000
	$42,460,000	$2,043,000	$1,000	$44,502,000

	December 31, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$4,208,000	$146,000	$-	$4,354,000
Obligations of state and political
subdivisions	26,148,000	1,046,000	20,000	27,174,000
Mortgage-backed securities - residential	15,038,000	750,000	-	15,788,000
	$45,394,000	$1,942,000	$20,000	$47,316,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2011 and December 31, 2010, and if the unrealized loss was continuous for the twelve months prior to March 31, 2011 and December 31, 2010.

Index

Available for Sale
March 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$8,576,000	$(29,000)	$-	$-	$8,576,000	$(29,000)
U.S. government-
sponsored agencies	5,911,000	(109,000)	-	-	5,911,000	(109,000)
Obligations of state and
political subdivisions	1,840,000	(64,000)	-	-	1,840,000	(64,000)
Mortgage-backed
securities - residential	56,894,000	(846,000)	-	-	56,894,000	(846,000)
Other equity investments	-	-	-	-	-	-
Total temporarily
impaired securities	$73,221,000	$(1,048,000)	$-	$-	$73,221,000	$(1,048,000)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$1,522,000	$(1,000)	$-	$-	$1,522,000	$(1,000)
U.S. government-
sponsored agencies	3,418,000	(111,000)	-	-	3,418,000	(111,000)
Obligations of state and
political subdivisions	1,153,000	(19,000)	-	-	1,153,000	(19,000)
Mortgage-backed
securities - residential	39,179,000	(920,000)	-	-	39,179,000	(920,000)
Other equity investments	-	-	-	-	-	-
Total temporarily
impaired securities	$45,272,000	$(1,051,000)	$-	$-	$45,272,000	$(1,051,000)

Held to Maturity
March 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	1,021,000	(1,000)	-	-	1,021,000	(1,000)
Mortgage-backed
securities - residential	-	-	-	-	-	-
Total temporarily
impaired securities	$1,021,000	$(1,000)	$-	$-	$1,021,000	$(1,000)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	1,403,000	(20,000)	-	-	1,403,000	(20,000)
Mortgage-backed
securities - residential	-	-	-	-	-	-
Total temporarily
impaired securities	$1,403,000	$(20,000)	$-	$-	$1,403,000	$(20,000)

Index

Other-Than-Temporary-Impairment

At March 31, 2011 there were no securities in a continuous loss position for 12 months or longer.  The Corporation’s unrealized losses are primarily due to the changes in interest rates and other market conditions.  These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Note 3.   Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	March 31, 2011	December 31, 2010

Commercial:
Secured by real estate	$63,126,000	$65,200,000
Other	42,404,000	44,327,000
Commercial real estate	235,620,000	219,875,000
Construction:
Commercial	25,116,000	28,652,000
Residential	279,000	875,000
Residential real estate	45,892,000	42,145,000
Consumer:
Secured by real estate	45,702,000	49,360,000
Other	1,308,000	1,280,000
Other	60,000	152,000
Total gross loans	459,507,000	451,866,000

Less: Deferred loan cost, net of fees	85,000	131,000
Allowance for loan losses	9,874,000	8,490,000
	9,959,000	8,621,000

Loans, net	$449,548,000	$443,245,000

Index

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2011	2010

Balance, beginning of period	$8,490,000	$6,920,000
Provision charged to operations
Commercial:
Secured by real estate	1,201,000
Other	150,000
Commercial real estate	297,000
Construction:
Commercial	(166,000)
Residential	(3,000)
Residential real estate	104,000
Consumer:
Secured by real estate	82,000
Other	(1,000)
Other	3,000
Unallocated	8,000
Total provision charged to operations	1,675,000	1,550,000

Loans charged off
Commercial:
Secured by real estate	91,000
Other	37,000
Commercial real estate	104,000
Construction:
Commercial	9,000
Residential	-
Residential real estate	-
Consumer:
Secured by real estate	59,000
Other	-
Other	3,000
Total loans charged off	303,000	369,000

Recoveries of loans charged off
Commercial:
Secured by real estate	10,000
Other	1,000
Commercial real estate	-
Construction:
Commercial	-
Residential	-
Residential real estate	-
Consumer:
Secured by real estate	-
Other	-
Other	1,000
Total recoveries of loans charged off	12,000	73,000
Balance, end of period	$9,874,000	$8,174,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$2,167,000	$157,000	$35,000	$10,000	$-	$-	$-	$2,369,000

Collectively
evaluated for
impairment	2,812,000	3,148,000	717,000	278,000	532,000	3,000	15,000	7,505,000
Total ending
allowance
balance	$4,979,000	$3,305,000	$752,000	$288,000	$532,000	$3,000	$15,000	$9,874,000

Loans:
Loans
individually
evaluated for
impairment	$7,987,000	$11,912,000	$2,296,000	$1,106,000	$829,000	$-	$-	$24,130,000

Loans
collectively
evaluated for
impairment	97,543,000	223,708,000	23,099,000	44,786,000	46,181,000	60,000	-	435,377,000
Total ending
loan balance	$105,530,000	$235,620,000	$25,395,000	$45,892,000	$47,010,000	$60,000	$-	$459,507,000

Index

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$1,336,000	$276,000	$29,000	$3,000	$-	$-	$-	$1,644,000

Collectively
evaluated for
impairment	2,409,000	2,836,000	901,000	181,000	510,000	2,000	7,000	6,846,000
Total ending
allowance
balance	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000

Loans:
Loans
individually
evaluated for
impairment	$7,852,000	$10,540,000	$2,303,000	$1,106,000	$829,000	$-	$-	$22,630,000

Loans
collectively
evaluated for
impairment	101,675,000	209,335,000	27,224,000	41,039,000	49,811,000	152,000	-	429,236,000
Total ending
loan balance	$109,527,000	$219,875,000	$29,527,000	$42,145,000	$50,640,000	$152,000	$-	$451,866,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	March 31, 2011	December 31, 2010

Commercial:
Secured by real estate	$6,139,000	$5,924,000
Other	1,728,000	1,798,000
Commercial real estate	11,912,000	10,540,000
Construction:
Commercial	2,017,000	2,020,000
Residential	279,000	283,000
Residential real estate	1,106,000	1,106,000
Consumer:
Secured by real estate	829,000	829,000
Other	-	-
Other	-	-

Total nonperfoming loans	$24,010,000	$22,500,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At and for the three months ended March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$1,623,000	$1,342,000		$1,127,000	$-
Other	300,000	287,000		453,000	2,000
Commercial real estate	5,282,000	4,561,000		4,380,000	-
Construction:
Commercial	1,549,000	1,501,000		1,503,000	-
Residential	281,000	279,000		281,000	-
Residential real estate	287,000	287,000		502,000	-
Consumer:
Secured by real estate	1,037,000	829,000		829,000	-
Other	-	-		-	-
Other	-	-		-	-

With an allowance recorded:
Commercial:
Secured by real estate	5,667,000	4,797,000	$1,412,000	4,905,000	-
Other	1,578,000	1,561,000	755,000	1,436,000	-
Commercial real estate	7,829,000	7,351,000	157,000	6,846,000	-
Construction:
Commercial	959,000	516,000	35,000	516,000	-
Residential	-	-	-	-	-
Residential real estate	844,000	819,000	10,000	605,000	-
Consumer:
Secured by real estate	-	-	-	-	-
Other	-	-	-	-	-
Other	-	-	-	-	-
Total nonperfoming loans	$27,236,000	$24,130,000	$2,369,000	$23,383,000	$2,000

Index

	At and for the year ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$1,037,000	$911,000
Other	646,000	618,000
Commercial real estate	4,808,000	4,199,000
Construction:
Commercial	1,540,000	1,504,000
Residential	284,000	283,000
Residential real estate	716,000	716,000
Consumer:
Secured by real estate	1,037,000	829,000
Other	-	-
Other	-	-

With an allowance recorded:
Commercial:
Secured by real estate	6,056,000	5,013,000	$730,000
Other	1,311,000	1,310,000	606,000
Commercial real estate	6,777,000	6,341,000	276,000
Construction:
Commercial	959,000	516,000	29,000
Residential	-	-	-
Residential real estate	415,000	390,000	3,000
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total nonperfoming loans	$25,586,000	$22,630,000	$1,644,000	$23,766,000	$216,000

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010.  Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$3,233,000	$414,000	$5,565,000	$9,212,000	$53,914,000	$63,126,000
Other	50,000	-	1,728,000	1,778,000	40,626,000	42,404,000
Commercial real estate:	7,212,000	213,000	10,550,000	17,975,000	217,645,000	235,620,000
Construction:
Commercial	272,000	-	916,000	1,188,000	23,928,000	25,116,000
Residential	-	-	279,000	279,000	-	279,000
Residential real estate	1,302,000	-	1,106,000	2,408,000	43,484,000	45,892,000
Consumer:
Secured by real estate	290,000	-	829,000	1,119,000	44,583,000	45,702,000
Other	2,000	-	-	2,000	1,306,000	1,308,000
Other	-	-	-	-	60,000	60,000
Total	$12,361,000	$627,000	$20,973,000	$33,961,000	$425,546,000	$459,507,000

Index

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$490,000	$4,014,000	$2,296,000	$6,800,000	$58,400,000	$65,200,000
Other	-	-	1,798,000	1,798,000	42,529,000	44,327,000
Commercial real estate:	1,789,000	2,324,000	6,650,000	10,763,000	209,112,000	219,875,000
Construction:
Commercial	-	2,731,000	916,000	3,647,000	25,005,000	28,652,000
Residential	-	-	283,000	283,000	592,000	875,000
Residential real estate	-	458,000	1,106,000	1,564,000	40,581,000	42,145,000
Consumer:
Secured by real estate	114,000	449,000	829,000	1,392,000	47,968,000	49,360,000
Other	3,000	-	-	3,000	1,277,000	1,280,000
Other	-	-	-	-	152,000	152,000
Total	$2,396,000	$9,976,000	$13,878,000	$26,250,000	$425,616,000	$451,866,000

The Corporation currently has one loan for $120,000 which is a troubled debt restructuring that is performing in accordance with its new terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

Index

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$56,987,000	$867,000	$2,074,000	$3,198,000	$-	$63,126,000
Other	40,557,000	583,000	-	1,264,000	-	42,404,000
Commercial real estate:	223,709,000	5,689,000	5,440,000	782,000	-	235,620,000
Construction:
Commercial	23,098,000	1,611,000	407,000	-	-	25,116,000
Residential	-	279,000	-	-	-	279,000
Total	$344,351,000	$9,029,000	$7,921,000	$5,244,000	$-	$366,545,000

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,206,000	$4,173,000	$1,801,000	$-	$20,000	$65,200,000
Other	42,399,000	618,000	-	1,267,000	43,000	44,327,000
Commercial real estate:	209,512,000	4,668,000	5,695,000	-	-	219,875,000
Construction:
Commercial	26,631,000	1,614,000	407,000	-	-	28,652,000
Residential	592,000	283,000	-	-	-	875,000
Total	$338,340,000	$11,356,000	$7,903,000	$1,267,000	$63,000	$358,929,000

For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity.  The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010.  For purposes of the following table, nonperforming represents loans that are 30 days or more past due:

	March 31, 2011
	Performing	Nonperforming	Total

Residential real estate	$43,483,000	$2,409,000	$45,892,000
Consumer:
Secured by real estate	44,583,000	1,119,000	45,702,000
Other	1,306,000	2,000	1,308,000
Total	$89,372,000	$3,530,000	$92,902,000

	December 31, 2010
	Performing	Nonperforming	Total

Residential real estate	$40,581,000	$1,564,000	$42,145,000
Consumer:
Secured by real estate	47,968,000	1,392,000	49,360,000
Other	1,277,000	3,000	1,280,000
Total	$89,826,000	$2,959,000	$92,785,000

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

Index

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three months ended March 31, 2011.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining term of the swap.  As of March 31, 2011, the interest rate swap is secured by investment securities with a fair value of $1,043,000.

Summary information about the interest rate swap designated as a cash flow hedge as of March 31, 2011 is as follows:

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	$(566,000)

The net expense recorded on the swap transaction totaled $66,000 and $10,000 for the quarters ended March 31, 2011 and 2010, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of $566,000 and $664,000 at March 31, 2011 and December 31, 2010, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Cash Flow Hedging Relationship	Amount of Gain (Loss), Net of Taxes, Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the three months ended March 31,
	2011	2010

Cash flow hedge	$59,000	$(105,000)

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

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2011
Assets:
Available for sale securities
U.S. Treasuries	$15,250,000	$-	15,250,000	$-
U.S. government -
sponsered agencies	16,043,000	-	16,043,000	-
Obligations of state and
political subdivisions	6,326,000	-	6,326,000	-
Mortgage-backed
securities - residential	107,363,000	-	107,363,000	-
Other equity investments	3,196,000	-	3,196,000	-
Total available for
sale securities	$148,178,000	$-	$148,178,000	$-

Liabilities:
Interest rate swap	$566,000	$-	$566,000	$-

	At December 31, 2010
Assets:
Available for sale securities
U.S. Treasuries	$9,249,000	$-	$9,249,000	$-
U.S. government -
sponsered agencies	13,586,000	-	13,586,000	-
Obligations of state and
political subdivisions	4,279,000	-	4,279,000	-
Mortgage-backed
securities - residential	108,327,000	-	108,327,000	-
Other equity investments	3,187,000	-	3,187,000	-
Total available for
sale securities	$138,628,000	$-	$138,628,000	$-

Liabilities:
Interest rate swap	$664,000	$-	$664,000	$-

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$3,385,000	$-	$-	$3,385,000
Other	498,000	-	-	498,000
Commercial real estate	7,194,000	-	-	7,194,000
Construction:
Commercial	481,000	-	-	481,000
Residential	809,000	-	-	809,000
	$12,367,000	$-	$-	$12,367,000

	At December 31, 2010
Assets:
Impaired loans
Commercial:
Secured by real estate	$4,283,000	$-	$-	$5,326,000
Other	704,000	-	-	704,000
Commercial real estate	6,065,000	-	-	6,065,000
Construction:
Commercial	487,000	-	-	487,000
Residential	387,000	-	-	387,000
	$11,926,000	$-	$-	$12,969,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,044,000 at March 31, 2011, with a valuation allowance of $2,677,000, resulting in an additional provision for loan losses of $1,265,000 for the three months ended March 31, 2011.

Impaired loans had a carrying amount of $13,570,000 with a valuation allowance of $1,644,000, resulting in an additional provision for loan losses of $1,886,000 for year ended December 31, 2010.

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

Index

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$29,661,000	$29,661,000	$19,983,000	$19,983,000
Securities available for sale	148,178,000	148,178,000	138,628,000	138,628,000
Securities held to maturity	42,460,000	44,502,000	45,394,000	47,316,000
FHLB-NY stock	2,361,000	N/A	2,497,000	N/A
Net loans	449,548,000	453,004,000	443,245,000	445,671,000
Accrued interest receivable	2,671,000	2,671,000	2,806,000	2,806,000

Financial liabilities:
Deposits	591,509,000	592,871,000	575,603,000	577,485,000
FHLB-NY Advances	33,000,000	31,774,000	36,000,000	33,892,000
Securities sold under agreements
to repurchase	14,643,000	14,643,000	14,642,000	14,642,000
Subordinated debenture	7,217,000	6,932,000	7,217,000	6,803,000
Accrued interest payable	839,000	839,000	977,000	977,000
Interest rate swap	566,000	566,000	664,000	664,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value.
Securities available for sale and held to maturity – The methods for determining fair values were described previously.
FHLB-NY stock – It is not practicable to determine the fair value of stock of the Federal Home Loan Bank of New York (“FHLB-NY”) due to restrictions placed on the transferability of the stock.
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
FHLB-NY advances – With respect to the FHLB-NY borrowings, the carrying amount of the borrowings which mature in one day approximates fair value.  For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows.  The discount rate is estimated using market discount rates which reflect the interest rate risk inherent in the term borrowings.
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
Interest rate swap – The methods for determining fair values were described previously.
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at March 31, 2011 and December 31, 2010 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair

Index

value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 6.   Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the average daily number of common shares outstanding during the period.  Common stock equivalents are not included in the calculation.  Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended March 31,
	2011	2010

Net income	$483,000	$871,000
Dividends on preferred stock and accretion	138,000	137,000
Net income available to common stockholders	$345,000	$734,000

Weighted average shares	5,849,723	5,839,974
Effect of dilutive stock options	-	1,659
Total weighted average dilutive shares	5,849,723	5,841,633

Basic earnings per common share	$0.06	$0.13

Diluted earnings per common share	$0.06	$0.13

For the three months ended March 31, 2011 and 2010, stock options to purchase 64,728 and 72,234 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.  The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock in either of the three month periods ended March 31, 2011 and 2010 was not considered in computing diluted earnings per common share because it was antidilutive.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.”  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments.  As used in this Form 10-Q, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the 2010 Annual Report contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience adverse economic changes.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Financial Condition

Total assets increased $12.8 million, or 1.9%, to $700.9 million at March 31, 2011 from $688.1 million at December 31, 2010.  Cash and cash equivalents increased $9.7 million to $29.7 million at March 31, 2011 from $20.0 million at December 31, 2010, reflecting planned additional liquidity.  Securities available for sale increased $9.6 million to $148.2 million while securities held to maturity decreased $2.9 million to $42.5 million.  Net loans increased $6.3 million from $443.2 million at December 31, 2010 to $449.5 million at March 31, 2011.  Increases due to new loans originated were partially offset by a $1.4 million net increase in the allowance for loan losses and regular principal payments and payoffs in the first quarter.  Loans held for sale totaled $827,000 at March 31, 2011, a decrease from $9.8 million at December 31, 2011, reflecting a slowdown in loan application volume as mortgage rates have trended higher.

Deposits totaled $591.5 million at March 31, 2011, an increase of $15.9 million, or 2.8%, from $575.6 million at December 31, 2010.  The growth in deposits consisted of a $13.8 million increase in noninterest-bearing accounts and a $2.1 million increase in interest-bearing accounts.

Index

FHLB – NY advances were $33.0 million at March 31, 2011 compared to $36.0 million at December 31, 2010.  The decrease in these borrowings was the result of an increase in deposits which was used to pay down maturing advances.

Results of Operations

General

The Corporation reported net income of $483,000, or $0.06 diluted earnings per common share for the three months ended March 31, 2011, compared to $871,000, or $0.13 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2011 was $5.9 million compared to $6.2 million recorded in the prior year period.  Although the average balance of interest-earning assets increased, the overall decrease in net interest income in the current year period is primarily due to a decline in the yield on interest-earning assets partially offset by a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended March 31, 2011 were 3.59% and 3.84%, respectively, compared to 3.74% and 4.08% for the three months ended March 31, 2010.  The net yield on interest earning assets during the current year period reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2011 and 2010 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended March 31,

	2011			2010
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$456,285	$6,451	5.73%	$462,022	$6,886	6.04%
Taxable investment securities (1)	155,127	1,060	2.77	133,319	1,339	4.07
Tax-exempt investment securities (1) (2)	31,030	396	5.18	32,307	412	5.17
Other interest-earning assets	592	8	7.89	120	2	6.76
Total interest-earning assets	643,034	7,915	4.99	627,768	8,639	5.58

Non-interest-earning assets:
Allowance for loan losses	(8,777)			(7,310)
Other assets	51,857			37,608
Total assets	$686,114			$658,066

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$249,366	$476	0.77%	$222,691	$769	1.40%
Savings deposits	48,369	31	0.26	47,299	50	0.42
Time deposits	175,300	782	1.81	171,333	1,001	2.37
Repurchase agreements	14,643	181	5.01	15,398	182	4.79
FHLB-NY borrowing	35,268	232	2.67	45,817	246	2.19
Subordinated debenture	7,217	124	6.97	7,217	68	3.82
Total interest-bearing liabilities	530,163	1,826	1.40	509,755	2,316	1.84
Non-interest-bearing liabilities:
Demand deposits	100,315			89,993
Other liabilities	3,125			3,993
Stockholders' equity	52,511			54,325
Total liabilities and stockholders' equity	$686,114			$658,066

Net interest income (taxable equivalent basis)		6,089			6,323
Tax Equivalent adjustment		(140)			(144)
Net interest income		$5,949			$6,179

Net interest spread (taxable equivalent basis)			3.59%			3.74%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.84%			4.08%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2011, total interest income, on a tax equivalent basis, decreased $724,000 to $7.915 million, or 8.4%, when compared to the same prior year period.  The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.  The average rate earned on interest-earning assets decreased 59 basis points from 5.58% for the three months ended March 31, 2010 to 4.99% in the current year period.  The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans.  Average interest-earning assets increased $15.3 million for the three months ended March 31, 2011, or 2.4%, when compared to the prior year period with average investment securities increasing $20.7 million.  Average loans decreased $5.7 million to an average of $456.3 million for the three months ended March 31, 2011 from an average of $462.0 million for the comparable period in 2010, primarily reflecting significant chargeoffs of loans since March 31, 2010.

Interest paid on deposits and borrowed money decreased $490,000 to $1.826 million, or 21.2%, for the three months ended March 31, 2011 compared to the same period for 2010.  The decline is due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $20.4 million for the three months ended March 31, 2011 from the comparable 2010 period.  For the three months ended March 31, 2011, the total cost for interest-bearing liabilities declined to 1.40% representing a 44 basis point decline when compared to the same prior year period.

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

The loan loss provision totaled $1.675 million for the three months ended March 31, 2011 compared to $1.550 million for the three months ended March 31, 2010.  Nonaccrual loans of $24.0 million at March 31, 2011 reflected a slight increase from $22.5 million of nonaccrual loans at December 31, 2010.  The allowance for loan losses related to the impaired loans increased from $1.6 million at December 31, 2010 to $2.7 million at March 31, 2011.  The current period loan loss provision primarily is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market.  The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $1.1 million for the three months ended March 31, 2011 compared to $1.0 million for the prior year period.  Gains on sales of mortgage loans totaled $404,000 for the current year period, an increase from $55,000 for the three months ended March 31, 2010 due to an increase in mortgage activity resulting from lower mortgage loan interest rates and the Corporation’s promotion of a no-cost closing program.  Prior year noninterest income included $328,000 from gains on calls and sales of securities for the three months ended March 31, 2010.

When compared to the same prior period in 2010, fees and service charges increased $42,000 to $571,000 for the three months ended March 31, 2011.  The increase was primarily due to growth in the deposit base.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2011 increased to $4.7 million compared to $4.4 million in the comparable prior year period.  The increase in noninterest expenses reflects the costs, such as legal and other collection-related expenses, incurred in connection with management of nonperforming assets.

Index

Income Tax Expense

Income tax expense totaled $191,000 for the three months ended March 31, 2011 compared to an income tax expense of $345,000 for the three months ended March 31, 2010.  The effective tax rate for the three months ended March 31, 2011 was 28.3% compared to 28.4% for the three months ended March 31, 2010.

Asset Quality

The Corporation’s principal earning asset is its loan portfolio.  Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay loans under existing loan agreements.  Management realizes that because of this risk, reserves are maintained to absorb probable incurred loan losses.  In determining the adequacy of the allowance for loan losses, management of the Corporation considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with general economic and real estate market conditions.  Although management attempts to establish a reserve sufficient to offset probable incurred losses in the portfolio, changes in economic conditions, regulatory policies and borrowers’ performance could require future changes to the allowance.

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Nonaccrual loans (1)	$24,010	$22,500	$24,334	$25,712
Loans past due 90 days or more and accruing (2)	-	-	10	-
Restructured loans	120	130	140	1,210
Total nonperforming loans	24,130	22,630	24,484	26,922

Other real estate owned	313	615	356	-
Total nonperforming assets	$24,443	$23,245	$24,840	$26,922

Allowance for loan losses	$9,874	$8,490	$9,327	$8,745

Nonperforming loans to total gross loans	5.25%	5.01%	5.43%	5.88%
Nonperforming assets to total assets	3.49%	3.38%	3.65%	3.99%
Allowance for loan losses to total gross loans	2.15%	1.88%	2.07%	1.91%
Allowance for loan losses to
nonperforming loans	40.92%	37.52%	38.09%	32.48%

(1)  Generally represents loans as to which the payment of principal or interest is in arrears for a period of more than 90 days.  Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period.  Interest earned thereafter is only included in income to the extent that it is received in cash.

(2)  Represents loans as to which payment of principal or interest is contractually past due 90 days or more but which are currently accruing income at the contractually stated rates.  A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

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

The nonaccrual loans are comprised of 61 loans, primarily commercial real estate loans, commercial loans and construction loans.  While the Corporation maintains strong underwriting requirements, a slight increase in the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment.  Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.  The ratio of allowance for loan losses to nonperforming loans increased to 40.92% at March 31, 2011 from 37.52% at December 31, 2010.

Index

As of March 31, 2011, the level of loans past due 30-89 days was $13.0 million.  The Corporation will continue to monitor delinquencies for early identification of new problem loans.  As such, the entire commercial construction portfolio is being actively monitored.

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

Allocations of specific loan loss allowances are established for identified loans based on a review of various information including appraisals of underlying collateral.  Appraisals are performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans.  Appraisals are periodically updated to ascertain any further decline in value.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation recorded an elevated provision for loan losses.  For the three months ended March 31, 2011, the provision for loan losses was $1.675 million compared to $1.550 million for the three months ended March 31 2010.  The total allowance for loan losses increased to 2.15% of total loans from a comparable ratio of 1.88% at December 31, 2010.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses.  After net chargeoffs of $291,000 for the three months ended March 31, 2011, the allowance for loan losses totaled $9.9 million as of March 31, 2011 compared to $8.5 million as of December 31, 2010.  In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40.  While we have taken the conservative position of partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

Our allowance for loan losses to nonperforming loans increased to 40.92% at March 31, 2011, compared to 37.52% at December 31, 2010.  Although nonperforming loans increased $1.5 million to $24.1 million at the end of the most recent quarter, an increase in the allowance for loan losses resulted in the increase in this metric.  Evaluation of nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.  The majority of our nonperforming loans are secured by real estate collateral.  While our nonperforming loans have remained elevated since March 31, 2010, the underlying collateral coverage for a considerable portion of the nonperforming loans supports the significant collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses.  For  the three months ended March 31, 2011 net chargeoffs were $291,000.  The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans.

As of March 31, 2011, there were $22.2 million of other loans not included in the above table, compared to $23.9 million at December 31, 2010, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At March 31, 2011, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At March 31, 2011 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table summarizes the capital ratios for the Corporation and the Bank at March 31, 2011.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Leverage ratio
Corporation	8.65%	4.00%	N/A
Bank	8.14%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	12.21%	4.00%	N/A
Bank	11.46%	4.00%	6.00%
Total
Corporation	13.47%	8.00%	N/A
Bank	12.72%	8.00%	10.00%

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

Cash and cash equivalents increased $9.7 million during the first three months of 2011.  Net operating and financing activities provided $12.1 million and $12.5 million, respectively, and investing activities used $14.9 million.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments.  Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY.  The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based

Index

capital stock of the FHLB-NY.  In addition, the Corporation has available overnight variable repricing lines of credit with other correspondent banks totaling $16.0 million on an unsecured basis.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend, however management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 Part II -- Other Information

Item 6.                    Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: May 16, 2011	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Claire M. Chadwick
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