Form 10-Q
period 2011-06-30
STEWARDSHIP FINANCIAL CORP
filed 2011-08-15
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________to_________

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

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of August 8, 2011 was 5,855,047.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	June 30, 2011	December 31, 2010
Assets

Cash and due from banks	$24,839,000	$19,838,000
Other interest-earning assets	1,027,000	145,000
Cash and cash equivalents	25,866,000	19,983,000

Securities available for sale	145,891,000	138,628,000
Securities held to maturity; estimated fair value of $43,698,000 (2011) and $47,316,000 (2010)
	41,426,000	45,394,000
FHLB-NY stock, at cost	2,491,000	2,497,000
Loans, net of allowance for loan losses of $11,230,000 (2011) and $8,490,000 (2010)	457,329,000	443,245,000
Mortgage loans held for sale	-	9,818,000
Premises and equipment, net	6,209,000	6,395,000
Accrued interest receivable	2,803,000	2,806,000
Other real estate owned	275,000	615,000
Bank owned life insurance	9,981,000	9,819,000
Other assets	8,118,000	8,918,000
Total assets	$700,389,000	$688,118,000

Liabilities and stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$114,518,000	$99,723,000
Interest-bearing	473,900,000	475,880,000
Total deposits	588,418,000	575,603,000

Federal Home Loan Bank of New York Advances	33,000,000	36,000,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,791,000	14,642,000
Accrued interest payable	898,000	977,000
Accrued expenses and other liabilities	1,418,000	1,547,000
Total liabilities	646,742,000	635,986,000

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2011 and December 31, 2010
Liquidation preference of $10,000,000	9,827,000	9,796,000
Common stock, no par value; 10,000,000 shares authorized;
5,850,558 and 5,847,844 shares issued: 5,850,558 and 5,846,927 shares
outstanding at June 30, 2011 and December 31, 2010, respectively	40,540,000	40,516,000
Treasury stock, 917 shares outstanding at December 31, 2010	-	(13,000)
Retained earnings	2,161,000	1,959,000
Accumulated other comprehensive income (loss), net	1,119,000	(126,000)
Total stockholders' equity	53,647,000	52,132,000

Total liabilities and stockholders' equity	$700,389,000	$688,118,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$6,666,000	$6,693,000	$13,106,000	$13,567,000
Securities held to maturity
Taxable	177,000	376,000	360,000	798,000
Non-taxable	221,000	233,000	444,000	464,000
Securities available for sale
Taxable	878,000	825,000	1,717,000	1,705,000
Non-taxable	52,000	38,000	96,000	87,000
FHLB dividends	30,000	32,000	68,000	69,000
Other interest-earning assets	9,000	4,000	17,000	6,000
Total interest income	8,033,000	8,201,000	15,808,000	16,696,000

Interest expense:
Deposits	1,280,000	1,729,000	2,569,000	3,549,000
Borrowed money	532,000	549,000	1,069,000	1,045,000
Total interest expense	1,812,000	2,278,000	3,638,000	4,594,000

Net interest income before provision for loan losses	6,221,000	5,923,000	12,170,000	12,102,000
Provision for loan losses	1,915,000	4,705,000	3,590,000	6,255,000
Net interest income after provision for loan losses	4,306,000	1,218,000	8,580,000	5,847,000

Noninterest income:
Fees and service charges	538,000	503,000	1,049,000	972,000
Bank owned life insurance	81,000	81,000	161,000	167,000
Gain on sales of mortgage loans	186,000	66,000	590,000	121,000
Gain on calls and sales of securities	21,000	474,000	21,000	802,000
Other	117,000	123,000	206,000	196,000
Total noninterest income	943,000	1,247,000	2,027,000	2,258,000

Noninterest expenses:
Salaries and employee benefits	2,261,000	1,948,000	4,497,000	4,074,000
Occupancy, net	475,000	481,000	1,020,000	970,000
Equipment	238,000	277,000	496,000	586,000
Data processing	338,000	327,000	675,000	652,000
FDIC insurance premium	147,000	237,000	401,000	461,000
Charitable contributions	75,000	(15,000)	175,000	150,000
Other	1,002,000	916,000	1,956,000	1,702,000
Total noninterest expenses	4,536,000	4,171,000	9,220,000	8,595,000
Income (loss) before income tax expense (benefit)	713,000	(1,706,000)	1,387,000	(490,000)
Income tax expense (benefit)	128,000	(641,000)	319,000	(296,000)
Net income (loss)	585,000	(1,065,000)	1,068,000	(194,000)
Dividends on preferred stock and accretion	138,000	138,000	276,000	275,000
Net income (loss) available to common stockholders	$447,000	$(1,203,000)	$792,000	$(469,000)

Basic earnings (loss) per common share	$0.08	$(0.21)	$0.14	$(0.08)
Diluted earnings (loss) per common share	$0.08	$(0.21)	$0.14	$(0.08)

Weighted average number of common shares outstanding	5,850,506	5,842,366	5,850,116	5,841,176
Weighted average number of diluted common
shares outstanding	5,850,506	5,842,366	5,850,116	5,841,176

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2011
						Accumulated
						Other
						Comprehensive
						Income
	Preferred	Common Stock		Retained	Treasury	(Loss)
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Cash dividends paid on common stock	-	-	-	(585,000)	-	-	(585,000)
Payment of discount on dividend
reinvestment plan	-	-	(10,000)	-	-	-	(10,000)
Cash dividends accrued on preferred stock	-	-	-	(250,000)	-	-	(250,000)
Common stock issued under stock plans	-	3,631	12,000	-	13,000	-	25,000
Stock option compensation expense	-	-	22,000	-	-	-	22,000
Accretion of discount on preferred stock	26,000	-	-	(26,000)	-		-
Amortization of issuance costs	5,000	-	-	(5,000)	-		-
Comprehensive income:
Net income	-	-	-	1,068,000	-	-	1,068,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $819,000)	-	-	-	-	-	1,292,000	1,292,000
Reclassification adjustment for gains in
net income (net of taxes of $8,000)	-	-	-	-	-	(13,000)	(13,000)
Change in fair value of interest rate
swap (net of taxes of $23,000)	-	-	-	-	-	(34,000)	(34,000)
Total comprehensive income							2,313,000

Balance -- June 30, 2011	$9,827,000	5,850,558	$40,540,000	$2,161,000	$-	$1,119,000	$53,647,000

	Six Months Ended June 30, 2010
						Accumulated
						Other
						Comprehensive
						Income
	Preferred	Common Stock		Retained	Treasury	(Loss)
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$2,922,000	$-	$438,000	$53,511,000
Cash dividends paid on common stock	-	-	-	(1,051,000)	-	-	(1,051,000)
Payment of discount on dividend
reinvestment plan	-	-	(19,000)	-	-	-	(19,000)
Cash dividends accrued on preferred stock	-	-	-	(250,000)	-	-	(250,000)
Common stock issued under stock plans	-	3,037	24,000	-	-	-	24,000
Stock option compensation expense	-	-	26,000	-	-	-	26,000
Stock options exercised	-	9,376	55,000	-	(43,000)	-	12,000
Accretion of discount on preferred stock	25,000	-	-	(25,000)	-		-
Amortization of issuance costs	5,000	-	-	(5,000)	-		-
Comprehensive income:
Net loss	-	-	-	(194,000)	-	-	(194,000)
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $904,000)	-	-	-	-	-	1,405,000	1,405,000
Reclassification adjustment for gains in
net income (net of taxes of $316,000)	-	-	-	-	-	(486,000)	(486,000)
Change in fair value of interest rate
swap (net of taxes of $186,000)	-	-	-	-	-	(280,000)	(280,000)
Total comprehensive income							445,000

Balance -- June 30, 2010	$9,766,000	5,846,928	$40,501,000	$1,397,000	$(43,000)	$1,077,000	$52,698,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$585,000	$(1,065,000)	$1,068,000	$(194,000)

Other comprehensive income (loss):
Change in unrealized holding gains on securities
available for sale arising during the period	2,221,000	1,437,000	2,111,000	2,309,000
Reclassification adjustment for gains in net income	(21,000)	(474,000)	(21,000)	(802,000)
Net unrealized gains	2,200,000	963,000	2,090,000	1,507,000
Tax effect	(858,000)	(381,000)	(811,000)	(588,000)
Net unrealized gains, net of tax amount	1,342,000	582,000	1,279,000	919,000

Change in fair value of interest rate swap	(155,000)	(291,000)	(57,000)	(466,000)
Tax effect	62,000	116,000	23,000	186,000
Change in fair value of interest rate swap,
net of tax amount	(93,000)	(175,000)	(34,000)	(280,000)

Total other comprehensive income	1,249,000	407,000	1,245,000	639,000

Total comprehensive income (loss)	$1,834,000	$(658,000)	$2,313,000	$445,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	6/30/2011	12/31/2010

Unrealized gain on securities available for sale	$1,552,000	$272,000
Unrealized loss on fair value of interest rate swap	(433,000)	(398,000)

Accumulated other comprehensive income, net	$1,119,000	$(126,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,068,000	$(194,000)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	300,000	416,000
Amortization of premiums and accretion of discounts, net	637,000	370,000
Accretion of deferred loan fees	(20,000)	(55,000)
Provision for loan losses	3,590,000	6,255,000
Originations of mortgage loans held for sale	(35,536,000)	(14,952,000)
Proceeds from sale of mortgage loans	45,944,000	12,674,000
Gain on sales of mortgage loans	(590,000)	(121,000)
Gain on sales and calls of securities	(21,000)	(802,000)
Deferred income tax benefit	(1,188,000)	(791,000)
Decrease in accrued interest receivable	3,000	315,000
Decrease in accrued interest payable	(79,000)	(258,000)
Earnings on bank owned life insurance	(161,000)	(167,000)
Stock option expense	22,000	26,000
(Increase) decrease in other assets	1,150,000	(993,000)
Decrease in other liabilities	(163,000)	(800,000)
Net cash provided by operating activities	14,956,000	923,000

Cash flows from investing activities:
Purchase of securities available for sale	(21,306,000)	(58,544,000)
Proceeds from maturities and principal repayments on securities available for sale	9,602,000	7,708,000
Proceeds from sales and calls on securities available for sale	6,032,000	39,951,000
Purchase of securities held to maturity	-	(5,566,000)
Proceeds from maturities and principal repayments on securities held to maturity	2,851,000	2,553,000
Proceeds from calls on securities held to maturity	1,000,000	13,735,000
Sale of FHLB-NY stock	6,000	730,000
Net increase in loans	(17,654,000)	(2,088,000)
Additions to premises and equipment	(114,000)	(194,000)
Proceeds from sale of other real estate owned	366,000	-
Net cash used in investing activities	(19,217,000)	(1,715,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	14,795,000	12,618,000
Net increase (decrease) in interest-bearing deposits	(1,980,000)	18,635,000
Net increase in securities sold under agreements to repurchase	1,149,000	4,000
Net decrease in short term borrowings	-	(18,600,000)
Repayment of long term borrowings	(3,000,000)	-
Cash dividends paid on common stock	(585,000)	(1,051,000)
Cash dividends paid on preferred stock	(250,000)	(250,000)
Payment of discount on dividend reinvestment plan	(10,000)	(19,000)
Exercise of stock options	-	12,000
Issuance of common stock	25,000	24,000
Net cash provided by financing activities	10,144,000	11,373,000

Net increase in cash and cash equivalents	5,883,000	10,581,000
Cash and cash equivalents - beginning	19,983,000	8,871,000
Cash and cash equivalents - ending	$25,866,000	$19,452,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$3,717,000	$4,852,001
Cash paid during the period for income taxes	$1,215,000	$1,930,001

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepting accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011 (the “2010 Annual Report”).

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

The consolidated financial statements of the Corporation have been prepared in conformity with GAAP.  In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and disclosures provided.  Actual results could differ significantly from those estimates.

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP.  However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  This ASU provides additional guidance for companies when determining whether a loan modification constitutes a troubled debt restructuring.  This ASU also provides additional disclosure requirements.  The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retroactively to restructurings occurring on or after the beginning of the year.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  The adoption of this ASU did not have a significant impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“the Boards”) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments of this ASU are to be applied prospectively.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Corporation does not expect the adoption of this ASU to have a significant impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is allowed.  The Corporation does not expect the adoption of this ASU to have a significant impact on the Corporation’s consolidated financial statements.

Index

Note 2.   Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$15,185,000	$246,000	$-	$15,431,000
U.S. government-sponsored agencies	14,075,000	172,000	35,000	14,212,000
Obligations of state and political
subdivisions	6,159,000	215,000	26,000	6,348,000
Mortgage-backed securities - residential	104,716,000	2,027,000	109,000	106,634,000
Other equity investments	3,211,000	55,000	-	3,266,000
	$143,346,000	$2,715,000	$170,000	$145,891,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$9,141,000	$109,000	$1,000	$9,249,000
U.S. government-sponsored agencies	13,600,000	97,000	111,000	13,586,000
Obligations of state and political
subdivisions	4,219,000	79,000	19,000	4,279,000
Mortgage-backed securities - residential	108,078,000	1,169,000	920,000	108,327,000
Other equity investments	3,135,000	52,000	-	3,187,000
	$138,173,000	$1,506,000	$1,051,000	$138,628,000

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	June 30, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,788,000	$105,000	-	$2,893,000
Obligations of state and political
subdivisions	25,724,000	1,360,000	-	27,084,000
Mortgage-backed securities - residential	12,914,000	807,000	-	13,721,000
	$41,426,000	$2,272,000	$-	$43,698,000

	December 31, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$4,208,000	$146,000	$-	$4,354,000
Obligations of state and political
subdivisions	26,148,000	1,046,000	20,000	27,174,000
Mortgage-backed securities - residential	15,038,000	750,000	-	15,788,000
	$45,394,000	$1,942,000	$20,000	$47,316,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2011 and December 31, 2010, and if the unrealized loss was continuous for the twelve months prior to June 30, 2011 and December 31, 2010.

Index

Available for Sale June 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$-	-	-	-	$-	$-
U.S. government-
sponsored agencies	2,465,000	(35,000)	-	-	2,465,000	(35,000)
Obligations of state and
political subdivisions	1,169,000	(26,000)	-	-	1,169,000	(26,000)
Mortgage-backed
securities - residential	13,917,000	(109,000)	-	-	13,917,000	(109,000)
Other equity investments	-	-	-	-	-	-
Total temporarily
impaired securities	$17,551,000	$(170,000)	$-	$-	$17,551,000	$(170,000)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$1,522,000	$(1,000)	$-	$-	$1,522,000	$(1,000)
U.S. government-
sponsored agencies	3,418,000	(111,000)	-	-	3,418,000	(111,000)
Obligations of state and
political subdivisions	1,153,000	(19,000)	-	-	1,153,000	(19,000)
Mortgage-backed
securities - residential	39,179,000	(920,000)	-	-	39,179,000	(920,000)
Other equity investments	-	-	-	-	-	-
Total temporarily
impaired securities	$45,272,000	$(1,051,000)	$-	$-	$45,272,000	$(1,051,000)

Held to Maturity June 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$-	-	-	-	$-	$-
Obligations of state and
political subdivisions	-	-	-	-	-	-
Mortgage-backed
securities - residential	-	-	-	-	-	-
Total temporarily
impaired securities	$-	$-	$-	$-	$-	$-

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and
political subdivisions	1,403,000	(20,000)	-	-	1,403,000	(20,000)
Mortgage-backed
securities - residential	-	-	-	-	-	-
Total temporarily
impaired securities	$1,403,000	$(20,000)	$-	$-	$1,403,000	$(20,000)

Index

Other-Than-Temporary-Impairment

At June 30, 2011 there were no securities in a continuous loss position for 12 months or longer.  The Corporation’s unrealized losses are primarily due to the changes in interest rates and other market conditions.  These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Note 3.   Loans and Allowance for Loan Losses

The following table sets forth the composition of loans:

	June 30, 2011	December 31, 2010

Commercial:
Secured by real estate	$65,787,000	$65,200,000
Other	43,249,000	44,327,000
Commercial real estate	249,433,000	219,875,000
Construction:
Commercial	21,075,000	28,652,000
Residential	276,000	875,000
Residential real estate	45,026,000	42,145,000
Consumer:
Secured by real estate	42,474,000	49,360,000
Other	1,288,000	1,280,000
Other	60,000	152,000
Total gross loans	468,668,000	451,866,000

Less: Deferred loan fees, net of costs	109,000	131,000
Allowance for loan losses	11,230,000	8,490,000
	11,339,000	8,621,000

Loans, net	$457,329,000	$443,245,000

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended June 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Balance, beginning
of period	$4,979,000	$3,305,000	$752,000	$288,000	$532,000	$3,000	$14,000	$9,873,000
Provision charged
to operations	850,000	1,180,000	(168,000)	131,000	(71,000)	6,000	(12,000)	1,916,000
Loans charged off	260,000	288,000	14,000	-	1,000	5,000	-	568,000
Recoveries of loans
charged off	8,000	-	-	-	-	1,000		9,000

Balance, end of
period	$5,577,000	$4,197,000	$570,000	$419,000	$460,000	$5,000	$2,000	$11,230,000

	For the six months ended June 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Balance, beginning
of period	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000
Provision charged
to operations	2,201,000	1,477,000	(337,000)	235,000	10,000	9,000	(5,000)	3,590,000
Loans charged off	388,000	392,000	23,000	-	60,000	8,000	-	871,000
Recoveries of loans
charged off	19,000	-	-	-	-	2,000		21,000

Balance, end of
period	$5,577,000	$4,197,000	$570,000	$419,000	$460,000	$5,000	$2,000	$11,230,000

	For the three months ended June 30, 2010	For the six months ended June 30, 2010

Balance, beginning of period	$8,174,000	$6,920,000
Provision charged to operations	4,705,000	6,255,000
Loans charged off	4,145,000	4,514,000
Recoveries of loans charged off	11,000	84,000

Balance, end of period	$8,745,000	$8,745,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$2,124,000	$485,000	$21,000	$133,000	$-	$-	$-	$2,763,000

Collectively
evaluated for
impairment	3,453,000	3,712,000	549,000	286,000	460,000	5,000	2,000	8,467,000
Total ending
allowance
balance	$5,577,000	$4,197,000	$570,000	$419,000	$460,000	$5,000	$2,000	$11,230,000

Loans:
Loans
individually
evaluated for
impairment	$8,384,000	$14,772,000	$2,273,000	$1,106,000	$826,000	$-	$-	$27,361,000

Loans
collectively
evaluated for
impairment	100,652,000	234,661,000	19,078,000	43,920,000	42,936,000	60,000	-	441,307,000
Total ending
loan balance	$109,036,000	$249,433,000	$21,351,000	$45,026,000	$43,762,000	$60,000	$-	$468,668,000

Index

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$1,336,000	$276,000	$29,000	$3,000	$-	$-	$-	$1,644,000

Collectively
evaluated for
impairment	2,409,000	2,836,000	901,000	181,000	510,000	2,000	7,000	6,846,000
Total ending
allowance
balance	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000

Loans:
Loans
individually
evaluated for
impairment	$7,852,000	$10,540,000	$2,303,000	$1,106,000	$829,000	$-	$-	$22,630,000

Loans
collectively
evaluated for
impairment	101,675,000	209,335,000	27,224,000	41,039,000	49,811,000	152,000	-	429,236,000
Total ending
loan balance	$109,527,000	$219,875,000	$29,527,000	$42,145,000	$50,640,000	$152,000	$-	$451,866,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	June 30, 2011	December 31, 2010

Commercial:
Secured by real estate	$6,546,000	$5,924,000
Other	1,728,000	1,798,000
Commercial real estate	11,355,000	10,540,000
Construction:
Commercial	1,997,000	2,020,000
Residential	276,000	283,000
Residential real estate	1,106,000	1,106,000
Consumer:
Secured by real estate	826,000	829,000
Other	-	-
Other	-	-

Total nonperfoming loans	$23,834,000	$22,500,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,715,000	$2,721,000
Other	484,000	460,000
Commercial real estate	10,309,000	9,255,000
Construction:
Commercial	1,965,000	1,631,000
Residential	277,000	276,000
Residential real estate	-	-
Consumer:
Secured by real estate	1,035,000	826,000
Other	-	-
Other	-	-

With an allowance recorded:
Commercial:
Secured by real estate	3,971,000	3,825,000	$1,378,000
Other	1,384,000	1,378,000	746,000
Commercial real estate	6,018,000	5,517,000	485,000
Construction:
Commercial	544,000	366,000	21,000
Residential	-	-	-
Residential real estate	1,131,000	1,106,000	133,000
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total nonperfoming loans	$30,833,000	$27,361,000	$2,763,000

Index

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$2,032,000	$-	$1,658,000	$-
Other	374,000	2,000	455,000	4,000
Commercial real estate	6,908,000	10,000	6,005,000	10,000
Construction:
Commercial	1,566,000	-	1,545,000	-
Residential	278,000	-	279,000	-
Residential real estate	144,000	-	334,000	-
Consumer:
Secured by real estate	828,000	-	828,000	-
Other	-	-	-	-
Other	-	-	-	-

With an allowance recorded:
Commercial:
Secured by real estate	4,311,000	-	4,545,000	-
Other	1,470,000	-	1,416,000	-
Commercial real estate	6,434,000	-	6,403,000	-
Construction:
Commercial	441,000	-	466,000	-
Residential	-	-	-	-
Residential real estate	963,000	-	772,000	-
Consumer:
Secured by real estate	-	-	-	-
Other	-	-	-	-
Other	-	-	-	-
Total nonperfoming loans	$25,749,000	$12,000	$24,706,000	$14,000

Index

	At and for the year ended December 31, 2010
	Unpaid Principal Balance	Recorded In vestment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$1,037,000	$911,000
Other	646,000	618,000
Commercial real estate	4,808,000	4,199,000
Construction:
Commercial	1,540,000	1,504,000
Residential	284,000	283,000
Residential real estate	716,000	716,000
Consumer:
Secured by real estate	1,037,000	829,000
Other	-	-
Other	-	-

With an allowance recorded:
Commercial:
Secured by real estate	6,056,000	5,013,000	$730,000
Other	1,311,000	1,310,000	606,000
Commercial real estate	6,777,000	6,341,000	276,000
Construction:
Commercial	959,000	516,000	29,000
Residential	-	-	-
Residential real estate	415,000	390,000	3,000
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total nonperfoming loans	$25,586,000	$22,630,000	$1,644,000	$23,766,000	$216,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010.  Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due		Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$510,000	$275,000	$6,050,000		$6,835,000	$58,952,000	$65,787,000
Other	65,000	-	1,727,000		1,792,000	41,457,000	43,249,000
Commercial real estate:	622,000	72,000	12,872,000	(1)	13,566,000	235,867,000	249,433,000
Construction:
Commercial	-	1,095,000	902,000		1,997,000	19,078,000	21,075,000
Residential	-	-	276,000		276,000	-	276,000
Residential real estate	-	-	1,106,000		1,106,000	43,920,000	45,026,000
Consumer:
Secured by real estate	478,000	155,000	826,000		1,459,000	41,015,000	42,474,000
Other	-	7,000	-		7,000	1,281,000	1,288,000
Other	-	-	-		-	60,000	60,000
Total	$1,675,000	$1,604,000	$23,759,000		$27,038,000	$441,630,000	$468,668,000

(1) The $12,872,000 includes a single loan with a recorded investment of $2.342 000, representing the only loan in the Corporation’s portfolio that was past due 90 days or more and accruing.

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

Troubled Debt Restructurings

At June 30, 2011 and December 31, 2010, the Corporation had $3,527,000 and $130,000, respectively, of loans whose terms have been modified in troubled debt restructurings.  All of these loans are performing in accordance with their new terms.  Specific reserves of $24,000 have been allocated for the troubled debt restructurings at June 30, 2011.  No reserves were deemed necessary at December 31, 2010.  As of June 30, 2011 and December 31, 2010, the Corporation has not committed any additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,004,000	$954,000	$2,631,000	$3,198,000	$-	$65,787,000
Other	41,412,000	573,000	-	1,264,000	-	43,249,000
Commercial real estate:	234,662,000	4,350,000	9,639,000	782,000	-	249,433,000
Construction:
Commercial	19,077,000	1,096,000	902,000	-	-	21,075,000
Residential	-	276,000	-	-	-	276,000
Total	$354,155,000	$7,249,000	$13,172,000	$5,244,000	$-	$379,820,000

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,206,000	$4,173,000	$1,801,000	$-	$20,000	$65,200,000
Other	42,399,000	618,000	-	1,267,000	43,000	44,327,000
Commercial real estate:	209,512,000	4,668,000	5,695,000	-	-	219,875,000
Construction:
Commercial	26,631,000	1,614,000	407,000	-	-	28,652,000
Residential	592,000	283,000	-	-	-	875,000
Total	$338,340,000	$11,356,000	$7,903,000	$1,267,000	$63,000	$358,929,000

Index

For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity.  The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010.  For purposes of the following table, Nonperforming means loans that are 30 days or more past due:

	June 30, 2011
	Performing	Nonperforming	Total

Residential real estate	$43,920,000	$1,106,000	$45,026,000
Consumer:
Secured by real estate	41,170,000	1,304,000	42,474,000
Other	1,288,000	-	1,288,000
Total	$86,378,000	$2,410,000	$88,788,000

	December 31, 2010
	Performing	Nonperforming	Total

Residential real estate	$40,581,000	$1,564,000	$42,145,000
Consumer:
Secured by real estate	47,968,000	1,392,000	49,360,000
Other	1,277,000	3,000	1,280,000
Total	$89,826,000	$2,959,000	$92,785,000

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

Interest Rate Swap Designated as Cash Flow Hedge:  During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010.  An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three and six months ended June 30, 2011.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Corporation expects the hedge to remain fully effective during the remaining term of the swap.  As of June 30, 2011, the interest rate swap is secured by investment securities with a fair value of $1,035,000.

Summary information about the interest rate swap designated as a cash flow hedge as of June 30, 2011 is as follows:

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Fair value	$(721,000)

The net expense recorded on the swap transaction totaled $67,000 and $132,000 for the three and six months ended June 30, 2011, respectively, and is reported as a component of interest expense – borrowed money.  The net expense recorded on the swap transaction totaled $66,000 and $78,000 for the three and six months ended June 30, 2010, respectively.

The fair value of the interest rate swap of ($721,000) and ($664,000) at June 30, 2011 and December 31, 2010, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

Index

	For the six months ended June 30, 2011
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$(34,000)	$-	$-

	For the six months ended June 30, 2010
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$(280,000)	$-	$-

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Index

	Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2011
Assets:
Available for sale securities
U.S. Treasuries	$15,431,000	$-	15,431,000	$-
U.S. government -
sponsered agencies	14,212,000	-	14,212,000	-
Obligations of state and
political subdivisions	6,348,000	-	6,348,000	-
Mortgage-backed
securities - residential	106,634,000	-	106,634,000	-
Other equity investments	3,266,000	-	3,266,000	-
Total available for
sale securities	$145,891,000	$-	$145,891,000	$-

Liabilities:
Interest rate swap	$721,000	$-	$721,000	$-

	At December 31, 2010
Assets:
Available for sale securities
U.S. Treasuries	$9,249,000	$-	$9,249,000	$-
U.S. government -
sponsered agencies	13,586,000	-	13,586,000	-
Obligations of state and
political subdivisions	4,279,000	-	4,279,000	-
Mortgage-backed
securities - residential	108,327,000	-	108,327,000	-
Other equity investments	3,187,000	-	3,187,000	-
Total available for
sale securities	$138,628,000	$-	$138,628,000	$-

Liabilities:
Interest rate swap	$664,000	$-	$664,000	$-

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$419,000	$-	$-	$419,000
Other	-	-	-	-
Commercial real estate	1,235,000	-	-	1,235,000
Construction:
Commercial	345,000	-	-	345,000
Residential real estate	973,000	-	-	973,000
	$2,972,000	$-	$-	$2,972,000

	At December 31, 2010
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,725,000	$-	$-	$5,326,000
Other	-	-	-	704,000
Commercial real estate	2,426,000	-	-	6,065,000
Construction:
Commercial	487,000	-	-	487,000
Residential real estate	387,000	-	-	387,000
	$5,025,000	$-	$-	$12,969,000

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $3,272,000 at June 30, 2011, with a valuation allowance of $300,000, resulting in an additional provision for loan losses of $712,000 for the six months ended June 30, 2011.

Collateral dependent impaired loans had a recorded investment of $5,152,000 with a valuation allowance of $127,000, resulting in an additional provision for loan losses of $413,000 for year ended December 31, 2010.

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

Index

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$25,866,000	$25,866,000	$19,983,000	$19,983,000
Securities available for sale	145,891,000	145,891,000	138,628,000	138,628,000
Securities held to maturity	41,426,000	43,698,000	45,394,000	47,316,000
FHLB-NY stock	2,491,000	N/A	2,497,000	N/A
Net loans	457,329,000	458,195,000	443,245,000	445,671,000
Accrued interest receivable	2,803,000	2,803,000	2,806,000	2,806,000

Financial liabilities:
Deposits	588,418,000	591,129,000	575,603,000	577,485,000
FHLB-NY Advances	33,000,000	34,369,000	36,000,000	33,892,000
Securities sold under agreements
to repurchase	15,791,000	15,791,000	14,642,000	14,642,000
Subordinated debenture	7,217,000	7,218,000	7,217,000	6,803,000
Accrued interest payable	898,000	898,000	977,000	977,000
Interest rate swap	721,000	721,000	664,000	664,000

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
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at June 30, 2011 and December 31, 2010 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair

Index

value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net income (loss)	$585	$(1,065)	$1,068	$(194)
Dividends on preferred stock and accretion	138	138	276	275
Net income (loss) available to common stockholders	$447	$(1,203)	$792	$(469)

Weighted average shares	5,851	5,842	5,850	5,841
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,851	5,842	5,850	5,841

Basic earnings (loss) per common share	$0.08	$(0.21)	$0.14	$(0.08)

Diluted earnings (loss) per common share	$0.08	$(0.21)	$0.14	$(0.08)

For periods in which a loss is reported, the impact of dilutive stock options and common stock warrants is not considered as the result would be antidilutive.  For the three and six months ended June 30, 2011, stock options to purchase 64,728 average shares of common stock were not considered in computing diluted earnings per share of common stock because they were antidilutive.  Stock options to purchase average shares of common stock of 71,613 and 71,922 were not considered in computing diluted earnings per share for the three and six months ended June 30, 2010, respectively, because they were antidilutive.  The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock in both the three and six month periods ended June 30, 2011 was not considered in computing diluted earnings per common share because it was antidilutive.

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

Financial Condition

Total assets increased $12.3 million, or 1.8%, to $700.4 million at June 30, 2011 from $688.1 million at December 31, 2010.  Cash and cash equivalents increased $5.9 million to $25.9 million at June 30, 2011 from $20.0 million at December 31, 2010, reflecting planned additional liquidity.  Securities available for sale increased $7.3 million to $145.9 million while securities held to maturity decreased $4.0 million to $41.4 million.  Net loans increased $14.1 million from $443.2 million at December 31, 2010 to $457.3 million at June 30, 2011.  Increases due to new loans originated were partially offset by a $2.7 million net increase in the allowance for loan losses and regular principal payments and payoffs during the six months ended June 30, 2011.  There were no loans held for sale at June 30, 2011 compared to $9.8 million at December 31, 2011.  Rising mortgage interest rates during the early part of 2011 had contributed to a slowdown in loan application volume and by June 30, 2011, all mortgage loan applications which had funded were and sold.  With a more recent decline in mortgage interest rate, there has again been a current increase in loan application volume.

Deposits totaled $588.4 million at June 30, 2011, an increase of $12.8 million, or 2.2%, from $575.6 million at December 31, 2010.  The growth in deposits consisted of a $14.8 million increase in noninterest-bearing accounts partially offset by a $2.0 million decrease in interest-bearing accounts.

Index

FHLB – NY advances were $33.0 million at June 30, 2011 compared to $36.0 million at December 31, 2010.  The decrease in these borrowings was the result of an increase in deposits which was used to pay down maturing advances.

Results of Operations

General

The Corporation reported net income of $585,000, or $0.08 diluted earnings per common share for the three months ended June 30, 2011, compared to a net loss of $1.1 million, or a $0.21 loss per diluted common share for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the Corporation reported net income of $1.1 million, or $0.14 diluted earnings per common share.  These results compare to a net loss was $194,000, or $0.08 per diluted common share for the six months ended June 30, 2010.

Net Interest Income

Net interest income for the three and six months ended June 30, 2011 was $6.2 million and $12.2 million, respectively, compared to $5.9 million and $12.1 million recorded in the prior year periods.  The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities.  The net interest rate spread and net yield on interest earning assets for the three months ended June 30, 2011 were 3.62% and 3.89%, respectively, compared to 3.48% and 3.84% for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the net interest rate spread and net yield on interest earning assets were 3.61% and 3.86%, respectively, compared to 3.61% and 3.96% for the six months ended June 30, 2010.  The net yield on interest earning assets during the current year periods reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following table reflects the components of the Corporation’s net interest income for the three and six months ended June 30, 2011 and 2010 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets.  Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented.  This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended June 30

	2011			2010
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$463,938	$6,677	5.77%	$461,879	$6,703	5.82%
Taxable investment securities (1)	159,968	1,085	2.72	138,948	1,234	3.56
Tax-exempt investment securities (1) (2)	31,878	405	5.10	31,376	397	5.08
Other interest-earning assets	1,045	9	3.45	1,233	4	1.30
Total interest-earning assets	656,829	8,176	4.99	633,436	8,338	5.28

Non-interest-earning assets:
Allowance for loan losses	(10,274)			(7,543)
Other assets	50,898			42,156
Total assets	$697,453			$668,049

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,327	$484	0.78%	$236,358	$825	1.40%
Savings deposits	52,262	34	0.26	48,404	51	0.42
Time deposits	173,542	762	1.76	165,097	853	2.07
Repurchase agreements	16,428	184	4.49	15,400	184	4.79
FHLB-NY borrowing	33,001	222	2.70	36,263	239	2.64
Subordinated debenture	7,217	126	7.00	7,217	126	7.00
Total interest-bearing liabilities	530,777	1,812	1.37	508,739	2,278	1.80
Non-interest-bearing liabilities:
Demand deposits	110,758			99,926
Other liabilities	2,502			4,968
Stockholders' equity	53,416			54,416
Total liabilities and stockholders' equity	$697,453			$668,049

Net interest income (taxable equivalent basis)		6,364			6,060
Tax Equivalent adjustment		(143)			(137)
Net interest income		$6,221			$5,923

Net interest spread (taxable equivalent basis)			3.62%			3.48%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.89%			3.84%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Six Months Ended June 30,

	2011			2010
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$460,133	$13,128	5.75%	$461,950	$13,589	5.93%
Taxable investment securities (1)	157,651	2,145	2.74	136,149	2,573	3.81
Tax-exempt investment securities (1) (2)	31,456	801	5.14	31,839	811	5.14
Other interest-earning assets	730	17	4.70	679	6	1.78
Total interest-earning assets	649,970	16,091	4.99	630,617	16,979	5.43

Non-interest-earning assets:
Allowance for loan losses	(9,529)			(7,427)
Other assets	51,374			39,845
Total assets	$691,815			$663,035

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,843	$959	0.78%	$229,562	$1,595	1.40%
Savings deposits	50,326	65	0.26	47,855	100	0.42
Time deposits	174,416	1,545	1.79	168,198	1,854	2.22
Repurchase agreements	15,540	365	4.74	15,399	365	4.78
FHLB-NY borrowing	34,128	454	2.68	41,013	486	2.39
Subordinated debenture	7,217	250	6.99	7,217	194	5.42
Total interest-bearing liabilities	530,470	3,638	1.38	509,244	4,594	1.82
Non-interest-bearing liabilities:
Demand deposits	105,566			94,987
Other liabilities	2,813			4,434
Stockholders' equity	52,966			54,370
Total liabilities and stockholders' equity	$691,815			$663,035

Net interest income (taxable equivalent basis)		12,453			12,385
Tax Equivalent adjustment		(283)			(283)
Net interest income		$12,170			$12,102

Net interest spread (taxable equivalent basis)			3.61%			3.61%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.86%			3.96%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended June 30, 2011, total interest income, on a tax equivalent basis, decreased $162,000 to $8.176 million, or 1.9%, when compared to the same prior year period.  The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.  Total interest income on a tax equivalent basis decreased $888,000 to $16.091 million for the six months ended June 30, 2011, or 5.2%, compared to the same period for 2010.  Consistent with the three month period, the decrease in the current six month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets.  The average rate earned on interest-earning assets was 4.99% for both the three and six months ended June 30, 2011 compared to an average rate of 5.28% and 5.43% for the three and six months ended June 30, 2010, respectively.  The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans.  Average interest-earning assets increased $23.4 million and $19.4 million for the three and six months ended June 30, 2011, respectively, when compared to the same prior year periods.

Interest paid on deposits and borrowed money decreased $466,000, or 20.5%, to $1.812 million and $956,000, or 20.8%, to $3.638 million for the three and six months ended June 30, 2011 compared to the same periods for 2010.  The declines are due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities.  The average balance of total interest-bearing deposits and borrowings increased $22.0 million and $21.2 million for the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods.  For the three months ended June 30, 2011, the total cost for interest-bearing liabilities declined to 1.37% representing a 43 basis point decline when compared to the same prior year period.  Yields on deposits and borrowed money decreased 44 basis points from 1.82% for the six month period ended June 30, 2010 to 1.38% for the comparable period in 2011.

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

The loan loss provision totaled $1.915 million and $3.590 million for the three and six months ended June 30, 2011, respectively, compared to $4.705 million and $6.255 million for the three and six months ended June 30, 2010, respectively.  Nonaccrual loans of $23.8 million at June 30, 2011 reflected a slight increase from $22.5 million of nonaccrual loans at December 31, 2010, but are comparable to $24.0 million at March 31, 2011.  The allowance for loan losses related to the impaired loans increased from $413,000 at December 31, 2010 to $712,000 at June 30, 2011.  During the first six months of 2011, the Corporation charged off loans totaling $871,000 and recovered $21,000 in previously charged off loans compared to $4.5 million and $84,000, respectively, during the same period in 2010.  Approximately $2.1 million of the charge offs in 2010 were related to a loan to one borrower.

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

Noninterest Income

Noninterest income was $943,000 and $2.0 million for the three and six months ended June 30, 2011, respectively, compared to $1.2 million and $2.3 million for the comparable prior year periods, respectively.  An increase in the fees and service charges in the current year periods is primarily due to growth in the deposit base.  Gains on sales of mortgage loans totaled $186,000 and $590,000 for the three and six months ended June 30, 2011, respectively, an increase from $66,000 and $121,000 for the three and six months ended June 30, 2010, respectively, due to an increase in mortgage activity resulting from lower mortgage loan interest rates in the 2011 periods and the Corporation’s promotion of a no-cost closing program.  Prior year noninterest income included gains on calls and sales of securities of $474,000 and $802,000 for the three and six months ended June 30, 2010, respectively while only $21,000 of gains on calls and sales of securities were realized in the comparable current year periods.

Index

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2011 were $4.5 million and $9.2 million, respectively.  For the comparable prior year periods, noninterest expenses were $4.2 million and $8.6 million, respectively.  A higher level of expense associated with charitable contributions reflects the increased level of net income for the current year periods.  In addition, the increase in noninterest expenses in the current year periods reflects the costs, such as legal and other collection-related expenses, incurred in connection with management of nonperforming assets.  Partially offsetting these expense increases is a decrease in the FDIC insurance premiums reflecting a recent change in the quarterly assessment base.

Income Tax Expense

Income tax expense totaled $128,000 and $319,000 for the three and six months ended June 30, 2011, respectively.  In the prior year, for the three and six months ended June 30, 2010, the Corporation recorded an income tax benefit of $641,000 and $296,000, respectively.  The effective tax rate for the three and six months ended June 30, 2011 of 18.0% and 23.0%, respectively, reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings.  The tax benefit for the three and six months ended June 30, 2010 reflects the utilization of a capital loss carryforward to offset the taxability of a portion of the gain on calls and sales of securities.  In addition, the tax benefit in these prior year periods also reflects a decrease in the overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.  The following table shows the composition of nonperforming assets at the end of the last four quarters:

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Nonaccrual loans (1)	$23,834	$24,010	$22,500	$24,334
Loans past due 90 days or more and accruing (2)	2,342	-	-	10
Restructured loans	3,527	120	130	140
Total nonperforming loans	29,703	24,130	22,630	24,484

Other real estate owned	275	313	615	356
Total nonperforming assets	$29,978	$24,443	$23,245	$24,840

Allowance for loan losses	$11,230	$9,874	$8,490	$9,327

Nonperforming loans to total gross loans	6.34%	5.25%	5.01%	5.43%
Nonperforming assets to total assets	4.28%	3.49%	3.38%	3.65%
Allowance for loan losses to total gross loans	2.40%	2.15%	1.88%	2.07%
Allowance for loan losses to
nonperforming loans	37.81%	40.92%	37.52%	38.09%

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

The nonaccrual loans are comprised of 61 loans, primarily commercial real estate loans, commercial loans and construction loans.  While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment.  Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2010, nonaccrual loans have increased $1.3 million to $23.8 million at the end of the most recent quarter but have decreased slightly from $24.0 million at March 31, 2011.  The ratio of allowance for loan losses to nonperforming loans increased slightly to 37.81% at June 30, 2011 from 37.52% at December 31, 2010, but reflects a decrease from 40.92% at March 31, 2011.  The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans.  In calculating this metric, the effect of an increase in the allowance for loan losses has been offset by an increase in loans past due 90 days or more and accruing and restructured loans.

At June 30, 2011, the $2.3 million of loans past due 90 days or more and accruing represents a single loan for which a contract for sale of the underlying collateral is pending, with such sale expected to occur in the very near future, with the Corporation receiving a full payoff, including all accrued interest and principal outstanding.

Included in restructured loans as of June 30, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral.  A contract for the sale of the property is currently pending, whereby upon closing of the sale transaction, the Corporation will collect all outstanding principal and accrued interest owed under the loan.  The June 30, 2011 balance in restructured loans also includes two loans to a related borrower for $1.1 million.  While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.  The majority of our nonperforming loans are secured by real estate collateral.  While our nonperforming loans have remained elevated from historic levels since March 31, 2010, the underlying collateral coverage for a considerable portion of the nonperforming loans supports the significant collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses.

At June 30, 2011 the level of loans past due 30-89 days was $3.3 million, an improvement from $13.0 million at March 31, 2011 and $12.4 million at December 31, 2010.  The Corporation will continue to monitor delinquencies for early identification of new problem loans.  As such, the entire commercial construction portfolio is being actively monitored.

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

In establishing the allowance for loan losses, the Corporation utilizes a two tier approach by: (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio.  The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans.  Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record an elevated provision for loan losses.  For the three and six months ended June 30, 2011, the provision for loan losses was $1.915 million and $3.590 million, respectively.  The prior year provision for loan losses was $4.705 million and $6.255 million for the three and six months ended June 30 2010, respectively.  The total allowance for loan losses increased to 2.40% of total loans from a comparable ratio of 2.15% at March 31, 2011 and 1.88% at December 31, 2010.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses.  After net chargeoffs of $559,000 and $850,000 for the three and six months ended June 30, 2011, respectively, the allowance for loan losses totaled $11.2 million as of June 30, 2011 compared to $9.9 million and $8.5 million as of March 31, 2011 and December 31, 2010, respectively.  In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification 310-40.  While we have taken the conservative position of partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

As of June 30, 2011, there were $28.5 million of other loans not included in the above table, compared to $22.2 million and $23.9 million at March 31, 2011 and December 31, 2010, respectively, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming at a future date.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey.  Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation.  The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors.   Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures.  The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital.  Under the regulations, risk-based capital has been classified into two categories.  Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill.  Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities.  Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  At June 30, 2011, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Index

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures.  The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter.  At June 30, 2011 the minimum leverage ratio requirement to be considered well capitalized was 4%.  The following table summarizes the capital ratios for the Corporation and the Bank at June 30, 2011.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Leverage ratio
Corporation	8.53%	4.00%	N/A
Bank	8.11%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	12.01%	4.00%	N/A
Bank	11.38%	4.00%	6.00%
Total
Corporation	13.27%	8.00%	N/A
Bank	12.65%	8.00%	10.00%

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

The primary source of cash from operating activities is net income.  Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in interest-earning cash accounts or in short-term investments, such as federal funds sold.

Cash and cash equivalents increased $5.9 million during the first six months of 2011.  Net operating and financing activities provided $15.0 million and $10.1 million, respectively, while investing activities used $19.2 million.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 Part II -- Other Information

Item 6.                    Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: August 15, 2011	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Claire M. Chadwick
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