Form 10-Q
period 2011-09-30
STEWARDSHIP FINANCIAL CORP
filed 2011-11-14
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-33377

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding, net of treasury stock, of the Issuer’s Common Stock, no par value, as of November 9, 2011 was 5,881,398.

Stewardship Financial Corporation

1

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$22,536,000	$19,838,000
Other interest-earning assets	1,200,000	145,000
Cash and cash equivalents	23,736,000	19,983,000

Securities available for sale	163,092,000	138,628,000
Securities held to maturity; estimated fair value of $42,555,000 (2011) and $47,316,000 (2010)	39,937,000	45,394,000
FHLB-NY stock, at cost	2,491,000	2,497,000
Loans, net of allowance for loan losses of $12,389,000 (2011) and $8,490,000 (2010)	448,055,000	443,245,000
Mortgage loans held for sale	1,152,000	9,818,000
Premises and equipment, net	6,169,000	6,395,000
Accrued interest receivable	2,660,000	2,806,000
Other real estate owned	434,000	615,000
Bank owned life insurance	10,063,000	9,819,000
Other assets	8,455,000	8,918,000
Total assets	$706,244,000	$688,118,000

Liabilities and stockholders’ equity

Liabilities
Deposits:
Noninterest-bearing	$118,117,000	$99,723,000
Interest-bearing	469,747,000	475,880,000
Total deposits	587,864,000	575,603,000

Federal Home Loan Bank of New York advances	33,000,000	36,000,000
Subordinated debentures	7,217,000	7,217,000
Securities sold under agreements to repurchase	15,191,000	14,642,000
Accrued interest payable	745,000	977,000
Accrued expenses and other liabilities	2,675,000	1,547,000
Total liabilities	646,692,000	635,986,000

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares and 10,000 shares issued and outstanding with liquidation preference of $15,000,000 and $10,000,000 at September 30, 2011 and December 31, 2010, respectively.	14,958,000	9,796,000
Common stock, no par value; 10,000,000 shares authorized; 5,872,176 and 5,847,844 shares issued: 5,872,176 and 5,846,927 shares outstanding at September 30, 2011 and December 31, 2010, respectively	40,637,000	40,516,000
Treasury stock, 917 shares outstanding at December 31, 2010	—	(13,000)
Retained earnings	2,176,000	1,959,000
Accumulated other comprehensive income (loss), net	1,781,000	(126,000)
Total stockholders’ equity	59,552,000	52,132,000

Total liabilities and stockholders’ equity	$706,244,000	$688,118,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$6,723,000	$6,797,000	$19,829,000	$20,364,000
Securities held to maturity
Taxable	168,000	239,000	528,000	1,037,000
Non-taxable	218,000	229,000	662,000	693,000
Securities available for sale
Taxable	811,000	758,000	2,528,000	2,463,000
Non-taxable	58,000	34,000	154,000	121,000
FHLB dividends	28,000	29,000	96,000	98,000
Other interest-earning assets	12,000	9,000	29,000	15,000
Total interest income	8,018,000	8,095,000	23,826,000	24,791,000

Interest expense:
Deposits	1,205,000	1,590,000	3,774,000	5,139,000
Borrowed money	527,000	555,000	1,596,000	1,600,000
Total interest expense	1,732,000	2,145,000	5,370,000	6,739,000

Net interest income before provision for loan losses	6,286,000	5,950,000	18,456,000	18,052,000
Provision for loan losses	2,330,000	1,500,000	5,920,000	7,755,000
Net interest income after provision for loan losses	3,956,000	4,450,000	12,536,000	10,297,000

Noninterest income:
Fees and service charges	501,000	514,000	1,550,000	1,486,000
Bank owned life insurance	83,000	82,000	244,000	249,000
Gain on sales of mortgage loans	245,000	94,000	835,000	215,000
Gain on calls and sales of securities	454,000	—	475,000	802,000
Other	67,000	69,000	273,000	265,000
Total noninterest income	1,350,000	759,000	3,377,000	3,017,000

Noninterest expenses:
Salaries and employee benefits	2,380,000	2,077,000	6,877,000	6,151,000
Occupancy, net	516,000	501,000	1,536,000	1,471,000
Equipment	235,000	285,000	731,000	871,000
Data processing	335,000	334,000	1,010,000	986,000
FDIC insurance premium	152,000	251,000	553,000	712,000
Charitable contributions	140,000	150,000	315,000	300,000
Other	857,000	1,010,000	2,813,000	2,712,000
Total noninterest expenses	4,615,000	4,608,000	13,835,000	13,203,000
Income before income tax expense (benefit)	691,000	601,000	2,078,000	111,000
Income tax expense (benefit)	113,000	261,000	432,000	(35,000)
Net income	578,000	340,000	1,646,000	146,000
Dividends on preferred stock and accretion	244,000	137,000	520,000	412,000
Net income (loss) available to common stockholders	$334,000	$203,000	$1,126,000	$(266,000)
Basic earnings (loss) per common share	$0.06	$0.03	$0.19	$(0.05)
Diluted earnings (loss) per common share	$0.06	$0.03	$0.19	$(0.05)
Weighted average number of common shares outstanding	5,866,575	5,842,366	5,855,663	5,842,565
Weighted average number of diluted common shares outstanding	5,866,575	5,842,366	5,855,663	5,842,565

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2011
						Accumulated
						Other
						Comprehensive
						Income
	Preferred	Common Stock		Retained	Treasury	(Loss)
	Stock	Shares	Amount	Earnings	Stock	Net	Total
Balance — December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Proceeds from issuance of preferred stock	15,000,000	—	—	—	—	—	15,000,000
Preferred stock issuance costs	(42,000)	—	—	—	—	—	(42,000)
Repurchase of preferred stock	(10,000,000)	—	—	—	—	—	(10,000,000)
Cash dividends paid on common stock	—	—	—	(878,000)	—	—	(878,000)
Payment of discount on dividend reinvestment plan	—	—	(13,000)	—	—	—	(13,000)
Cash dividends accrued on preferred stock	—	—	—	(347,000)	—	—	(347,000)
Common stock issued under dividend reinvestment plan	—	10,169	47,000	—	—	—	47,000
Common stock issued under stock plans	—	15,080	68,000	—	13,000	—	81,000
Stock option compensation expense	—	—	19,000	—	—	—	19,000
Accretion of discount on preferred stock	174,000	—	—	(174,000)	—		—
Amortization of issuance costs	30,000	—	—	(30,000)	—		—
Comprehensive income:
Net income	—	—	—	1,646,000	—	—	1,646,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $1,498,000)	—	—	—	—	—	2,355,000	2,355,000
Reclassification adjustment for gains in net income (net of taxes of $188,000)	—	—	—	—	—	(288,000)	(287,000)
Change in fair value of interest rate swap (net of taxes of $107,000)	—	—	—	—	—	(160,000)	(161,000)
Total comprehensive income							3,553,000

Balance — September 30, 2011	$14,958,000	5,872,176	$40,637,000	$2,176,000	$—	$1,781,000	$59,552,000

	Nine Months Ended September 30, 2010
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Treasury	Retained	Gain (Loss),
	Stock	Shares	Amount	Stock	Earnings	Net	Total
Balance — December 31, 2009	$9,736,000	5,834,515	$40,415,000	$—	$2,922,000	$438,000	$53,511,000
Cash dividends paid on common stock	—	—	—	—	(1,343,000)	—	(1,343,000)
Payment of discount on dividend reinvestment plan	—	—	(23,000)	—	—	—	(23,000)
Cash dividends accrued on preferred stock	—	—	—	—	(375,000)	—	(375,000)
Common stock issued under stock plans	—	3,037	24,000	29,000	—	—	53,000
Stock option compensation expense	—	—	38,000	—	—	—	38,000
Stock options exercised	—	9,376	55,000	(43,000)	—	—	12,000
Accretion of discount on preferred stock	38,000	—	—	—	(38,000)		—
Amortization of issuance costs	7,000	—	—	—	(7,000)		—
Comprehensive income:
Net income	—	—	—	—	146,000	—	146,000
Change in unrealized holding gains on securities available for sale arising during the period (net taxes of $1,099,000)	—	—	—	—	—	1,716,000	1,716,000
Reclassification adjustment for gains in net income (net of taxes of $316,000)	—	—	—	—	—	(486,000)	(486,000)
Change in fair value of interest rate swap (net of taxes of $266,000)	—	—	—	—	—	(400,000)	(400,000)
Total comprehensive income							976,000
Balance — September 30, 2010	$9,781,000	5,846,928	$40,509,000	$(14,000)	$1,305,000	$1,268,000	$52,849,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$578,000	$340,000	$1,646,000	$146,000

Other comprehensive income (loss):
Change in unrealized holding gains on securities available for sale arising during the period	1,741,000	505,000	3,852,000	2,814,000
Reclassification adjustment for gains in net income	(454,000)	—	(475,000)	(802,000)
Net unrealized gains	1,287,000	505,000	3,377,000	2,012,000
Tax effect	(499,000)	(194,000)	(1,310,000)	(782,000)
Net unrealized gains, net of tax amount	788,000	311,000	2,067,000	1,230,000

Change in fair value of interest rate swap	(210,000)	(200,000)	(267,000)	(666,000)
Tax effect	84,000	80,000	107,000	266,000
Change in fair value of interest rate swap, net of tax amount	(126,000)	(120,000)	(160,000)	(400,000)

Total other comprehensive income	662,000	191,000	1,907,000	830,000

Total comprehensive income (loss)	$1,240,000	$531,000	$3,553,000	$976,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	9/30/2011	12/31/2010

Unrealized gain on securities available for sale	$2,340,000	$272,000
Unrealized loss on fair value of interest rate swap	(559,000)	(398,000)

Accumulated other comprehensive income, net	$1,781,000	$(126,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,646,000	$146,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	449,000	609,000
Amortization of premiums and accretion of discounts, net	977,000	718,000
Accretion of deferred loan fees	(31,000)	(88,000)
Provision for loan losses	5,920,000	7,755,000
Originations of mortgage loans held for sale	(55,354,000)	(29,568,000)
Proceeds from sale of mortgage loans	64,855,000	21,118,000
Gain on sales of mortgage loans	(835,000)	(215,000)
Gain on sales and calls of securities	(475,000)	(802,000)
Deferred income tax benefit	(1,676,000)	(1,044,000)
Decrease in accrued interest receivable	146,000	38,000
Decrease in accrued interest payable	(232,000)	(249,000)
Earnings on bank owned life insurance	(244,000)	493,000
Stock option expense	19,000	(196,000)
(Increase) decrease in other assets	804,000	(275,000)
Decrease in other liabilities	(33,000)	(405,000)
Net cash provided by (used in) operating activities	15,936,000	(1,965,000)

Cash flows from investing activities:
Purchase of securities available for sale	(56,207,000)	(82,727,000)
Proceeds from maturities and principal repayments on securities available for sale	14,362,000	12,796,000
Proceeds from sales and calls on securities available for sale	21,423,000	47,951,000
Purchase of securities held to maturity	—	(5,566,000)
Proceeds from maturities and principal repayments on securities held to maturity	3,950,000	4,469,000
Proceeds from calls on securities held to maturity	1,340,000	21,134,000
Sale of FHLB-NY stock	6,000	730,000
Net (increase) decrease in loans	(10,858,000)	4,206,000
Additions to premises and equipment	(223,000)	(225,000)
Proceeds from sale of other real estate owned	366,000	—
Net cash provided by (used in) investing activities	(25,841,000)	2,768,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	18,394,000	14,393,000
Net increase (decrease) in interest-bearing deposits	(6,133,000)	21,522,000
Net increase in securities sold under agreements to repurchase	549,000	(155,000)
Repayment of long term borrowings	(18,000,000)	(18,600,000)
Proceeds from long term borrowings	15,000,000	—
Proceeds from issuance of preferred stock	14,958,000	—
Repurchase of preferred stock	(10,000,000)	—
Cash dividends paid on common stock	(878,000)	(1,343,000)
Cash dividends paid on preferred stock	(347,000)	(375,000)
Payment of discount on dividend reinvestment plan	(13,000)	(23,000)
Exercise of stock options	—	12,000
Issuance of common stock	128,000	53,000
Net cash provided by financing activities	13,658,000	15,484,000

Net increase in cash and cash equivalents	3,753,000	16,287,000
Cash and cash equivalents - beginning	19,983,000	8,871,000
Cash and cash equivalents - ending	$23,736,000	$25,158,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30, 2011
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,602,000	$7,014,000
Cash paid during the period for income taxes	$1,535,000	$1,930,000
Noncash investing activities - security purchases due brokers	$1,000,000	$—

Supplemental schedule of non-cash flow activities:
Transfer of loans receivable to other real estate owned, net	$159,000	$356,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 30, 2011 (the “2010 Annual Report”).

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (the “Bank”), together referred to as “the Corporation”. The Bank includes its wholly owned subsidiaries, Stewardship Investment Corporation, Stewardship Realty LLC, Atlantic Stewardship Insurance Company, LLC and several other subsidiaries formed to hold title to properties acquired through deed in lieu of foreclosure. The Bank’s subsidiaries have an insignificant impact on the Bank’s daily operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation’s only derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures issued in 2003 to Stewardship Statutory Trust I (the “Trust”), a statutory business trust (see Note 8 to the Notes to the Audited Consolidated Financial Statements of the Corporation contained in the 2010 Annual Report). The Corporation does not use derivatives for trading purposes. (See Note 4 to the Notes to the Consolidated Financial Statements).

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

Index

Note 2. Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$13,129,000	$266,000	$—	$13,395,000
U.S. government-sponsored agencies	21,273,000	195,000	18,000	21,450,000
Obligations of state and political subdivisions	8,163,000	391,000	11,000	8,543,000
Mortgage-backed securities - residential	113,446,000	2,975,000	35,000	116,386,000
Other equity investments	3,249,000	69,000	—	3,318,000
	$159,260,000	$3,896,000	$64,000	$163,092,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$9,141,000	$109,000	$1,000	$9,249,000
U.S. government-sponsored agencies	13,600,000	97,000	111,000	13,586,000
Obligations of state and political subdivisions	4,219,000	79,000	19,000	4,279,000
Mortgage-backed securities - residential	108,078,000	1,169,000	920,000	108,327,000
Other equity investments	3,135,000	52,000	—	3,187,000
	$138,173,000	$1,506,000	$1,051,000	$138,628,000

Cash proceeds realized from sales and calls of securities available for sale for the three and nine months ended September 30, 2011 were $15,866,000 and $21,423,000, respectively. There were gross gains totaling $476,000 and gross losses of $1,000 realized on sales or calls during the nine months ended September 30, 2011. There were gross gains totaling $806,000 and gross losses totaling $4,000 on sales and calls during the nine months ended September 30, 2010.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	September 30, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,779,000	$97,000	$—	$2,876,000
Obligations of state and political subdivisions	25,147,000	1,641,000	—	26,788,000
Mortgage-backed securities - residential	12,011,000	880,000	—	12,891,000
	$39,937,000	$2,618,000	$—	$42,555,000

	December 31, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$4,208,000	$146,000	$—	$4,354,000
Obligations of state and political subdivisions	26,148,000	1,046,000	20,000	27,174,000
Mortgage-backed securities - residential	15,038,000	750,000	—	15,788,000
	$45,394,000	$1,942,000	$20,000	$47,316,000

Cash proceeds realized from calls of held to maturity for the three and nine months ended September 30, 2011 were $1,340,000 and $340,000, respectively. There were no gross gains and no gross losses realized from calls during the nine months ended September 30, 2011 or 2010.

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2011 and December 31, 2010, and if the unrealized loss was continuous for the twelve months prior to September 30, 2011 and December 31, 2010.

Index

Available for Sale
September 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-sponsored agencies	3,682,000	(18,000)	—	—	3,682,000	(18,000)
Obligations of state and political subdivisions	1,200,000	(11,000)	—	—	1,200,000	(11,000)
Mortgage-backed securities - residential	10,946,000	(35,000)	—	—	10,946,000	(35,000)
Other equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$15,828,000	$(64,000)	$—	$—	$15,828,000	$(64,000)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$1,522,000	$(1,000)	$—	$—	$1,522,000	$(1,000)
U.S. government-sponsored agencies	3,418,000	(111,000)	—	—	3,418,000	(111,000)
Obligations of state and political subdivisions	1,153,000	(19,000)	—	—	1,153,000	(19,000)
Mortgage-backed securities - residential	39,179,000	(920,000)	—	—	39,179,000	(920,000)
Other equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$45,272,000	$(1,051,000)	$—	$—	$45,272,000	$(1,051,000)

Held to Maturity
September 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-sponsored agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities - residential	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-sponsored agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	1,403,000	(20,000)	—	—	1,403,000	(20,000)
Mortgage-backed securities - residential	—	—	—	—	—	—
Total temporarily impaired securities	$1,403,000	$(20,000)	$—	$—	$1,403,000	$(20,000)

Index

Other-Than-Temporary-Impairment

At September 30, 2011 there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to the changes in interest rates and other market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Note 3. Loans and Allowance for Loan Losses

The following table sets forth the composition of loans:

	September 30,	December 31,
	2011	2010

Commercial:
Secured by real estate	$67,145,000	$65,200,000
Other	37,440,000	44,327,000
Commercial real estate	246,922,000	219,875,000
Construction:
Commercial	20,178,000	28,652,000
Residential	255,000	875,000
Residential real estate	47,129,000	42,145,000
Consumer:
Secured by real estate	40,257,000	49,360,000
Other	1,115,000	1,280,000
Other	77,000	152,000
Total gross loans	460,518,000	451,866,000

Less: Deferred loan fees, net of costs	74,000	131,000
Allowance for loan losses	12,389,000	8,490,000
	12,463,000	8,621,000

Loans, net	$448,055,000	$443,245,000

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Balance, beginning of period	$5,577,000	$4,197,000	$570,000	$419,000	$460,000	$5,000	$2,000	$11,230,000
Provision charged to operations	90,000	2,029,000	55,000	12,000	136,000	(1,000)	9,000	2,330,000
Loans charged off	(281,000)	(747,000)	(19,000)	(72,000)	(64,000)	—	—	(1,183,000)
Recoveries of loans charged off	4,000	—	4,000	—	2,000	2,000	—	12,000

Balance, end of period	$5,390,000	$5,479,000	$610,000	$359,000	$534,000	$6,000	$11,000	$12,389,000

	For the nine months ended September 30, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Balance, beginning of period	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000
Provision charged to operations	2,291,000	3,506,000	(282,000)	247,000	146,000	8,000	4,000	5,920,000
Loans charged off	(669,000)	(1,139,000)	(42,000)	(72,000)	(124,000)	(8,000)	—	(2,054,000)
Recoveries of loans charged off	23,000	—	4,000	—	2,000	4,000	—	33,000

Balance, end of period	$5,390,000	$5,479,000	$610,000	$359,000	$534,000	$6,000	$11,000	$12,389,000

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Balance, beginning of period	$8,745,000	$6,920,000
Provision charged to operations	1,500,000	7,755,000
Loans charged off	921,000	5,435,000
Recoveries of loans charged off	3,000	87,000

Balance, end of period	$9,327,000	$9,327,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2011 and December 31, 2010.

	September 30, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans

Individually evaluated for impairment	$1,868,000	$1,157,000	$117,000	$3,000	$64,000	$—	$—	$3,209,000

Collectively evaluated for impairment	3,522,000	4,322,000	493,000	357,000	469,000	6,000	11,000	9,180,000
Total ending allowance balance	$5,390,000	$5,479,000	$610,000	$360,000	$533,000	$6,000	$11,000	$12,389,000

Loans:
Loans individually evaluated for impairment	$11,843,000	$15,006,000	$3,472,000	$605,000	$835,000	$—	$—	$31,761,000

Loans collectively evaluated for impairment	92,742,000	231,916,000	16,961,000	46,524,000	40,537,000	77,000	—	428,757,000
Total ending loan balance	$104,585,000	$246,922,000	$20,433,000	$47,129,000	$41,372,000	$77,000	$—	$460,518,000

Index

	December 31, 2010
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans

Individually evaluated for impairment	$1,336,000	$276,000	$29,000	$3,000	$—	$—	$—	$1,644,000

Collectively evaluated for impairment	2,409,000	2,836,000	901,000	181,000	510,000	2,000	7,000	6,846,000
Total ending allowance balance	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000

Loans:
Loans individually evaluated for impairment	$7,852,000	$10,540,000	$2,303,000	$1,106,000	$829,000	$—	$—	$22,630,000

Loans collectively evaluated for impairment	101,675,000	209,335,000	27,224,000	41,039,000	49,811,000	152,000	—	429,236,000

Total ending loan balance	$109,527,000	$219,875,000	$29,527,000	$42,145,000	$50,640,000	$152,000	$—	$451,866,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	September 30,	December 31,
	2011	2010

Commercial:
Secured by real estate	$6,625,000	$5,924,000
Other	1,852,000	1,798,000
Commercial real estate	11,594,000	10,540,000
Construction:
Commercial	2,656,000	2,020,000
Residential	255,000	283,000
Residential real estate	605,000	1,106,000
Consumer:
Secured by real estate	835,000	829,000
Other	—	—
Other	—	—

Total nonaccrual loans	$24,422,000	$22,500,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At September 30, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$4,701,000	$3,495,000
Other	616,000	616,000
Commercial real estate	10,759,000	9,012,000
Construction:
Commercial	2,525,000	2,193,000
Residential	275,000	255,000
Residential real estate	287,000	237,000
Consumer:
Secured by real estate	687,000	680,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	5,875,000	5,713,000	$896,000
Other	2,050,000	2,019,000	972,000
Commercial real estate	6,698,000	5,994,000	1,157,000
Construction:
Commercial	1,024,000	1,024,000	117,000
Residential	—	—	—
Residential real estate	415,000	368,000	3,000
Consumer:
Secured by real estate	155,000	155,000	64,000
Other	—	—	—
Other	—	—	—
Total nonperfoming loans	$36,067,000	$31,761,000	$3,209,000

Index

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,108,000	$7,000	$2,117,000	$11,000
Other	538,000	4,000	495,000	16,000
Commercial real estate	9,134,000	30,000	6,757,000	30,000
Construction:
Commercial	1,912,000	9,000	1,707,000	9,000
Residential	266,000	—	273,000	—
Residential real estate	119,000	—	310,000	—
Consumer:
Secured by real estate	753,000	—	791,000	—
Other	—	—	—	—
Other	—	—	—	—

With an allowance recorded:
Commercial:
Secured by real estate	4,769,000	19,000	4,837,000	25,000
Other	1,699,000	3,000	1,567,000	3,000
Commercial real estate	5,756,000	16,000	6,301,000	26,000
Construction:
Commercial	695,000	—	606,000	—
Residential	—	—	—	—
Residential real estate	737,000	—	671,000	—
Consumer:
Secured by real estate	78,000	—	39,000	—
Other	—	—	—	—
Other	—	—	—	—
Total nonperfoming loans	$29,564,000	$88,000	$26,471,000	$120,000

Index

	At and for the year ended December 31, 2010
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$1,037,000	$911,000
Other	646,000	618,000
Commercial real estate	4,808,000	4,199,000
Construction:
Commercial	1,540,000	1,504,000
Residential	284,000	283,000
Residential real estate	716,000	716,000
Consumer:
Secured by real estate	1,037,000	829,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	6,056,000	5,013,000	$730,000
Other	1,311,000	1,310,000	606,000
Commercial real estate	6,777,000	6,341,000	276,000
Construction:
Commercial	959,000	516,000	29,000
Residential	—	—	—
Residential real estate	415,000	390,000	3,000
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
Total nonperfoming loans	$25,586,000	$22,630,000	$1,644,000	$23,766,000	$216,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2011
			Greater than			Loans
	30-59 Days	60-89 Days	90 Days		Total	Not
	Past Due	Past Due	Past Due		Past Due	Past Due	Total

Commercial:
Secured by real estate	$—	$1,494,000	$6,078,000		$7,572,000	$59,573,000	$67,145,000
Other	207,000	321,000	1,752,000		2,280,000	35,160,000	37,440,000
Commercial real estate:	—	—	11,639,000	(1)	11,639,000	235,283,000	246,922,000
Construction:
Commercial	—	1,101,000	1,741,000		2,842,000	17,336,000	20,178,000
Residential	—	—	255,000		255,000	—	255,000
Residential real estate	—	—	851,000		851,000	46,278,000	47,129,000
Consumer:
Secured by real estate	242,000	298,000	835,000		1,375,000	38,882,000	40,257,000
Other	—	—	—		—	1,115,000	1,115,000
Other	—	—	—		—	77,000	77,000
Total	$449,000	$3,214,000	$23,151,000		$26,814,000	$433,704,000	$460,518,000

(1) The $11,639,000 includes a single loan with a recorded investment of $2,342,000 representing a loan in the Corporation’s portfolio that was past due 90 days or more and accruing. A full payoff of this loan occurred subsequent to September 30, 2011.

	December 31, 2010
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$490,000	$4,014,000	$2,296,000	$6,800,000	$58,400,000	$65,200,000
Other	—	—	1,798,000	1,798,000	42,529,000	44,327,000
Commercial real estate:	1,789,000	2,324,000	6,650,000	10,763,000	209,112,000	219,875,000
Construction:
Commercial	—	2,731,000	916,000	3,647,000	25,005,000	28,652,000
Residential	—	—	283,000	283,000	592,000	875,000
Residential real estate	—	458,000	1,106,000	1,564,000	40,581,000	42,145,000
Consumer:
Secured by real estate	114,000	449,000	829,000	1,392,000	47,968,000	49,360,000
Other	3,000	—	—	3,000	1,277,000	1,280,000
Other	—	—	—	—	152,000	152,000
Total	$2,396,000	$9,976,000	$13,878,000	$26,250,000	$425,616,000	$451,866,000

Troubled Debt Restructurings

At September 30, 2011 and December 31, 2010, the Corporation had $11.7 million and $4.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.3 million and $130,000 were performing in accordance with their new terms at September 30, 2011 and December 31, 2010, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $59,000 have been allocated for the troubled debt restructurings at September 30, 2011. No reserves were deemed necessary at December 31, 2010. As of September 30, 2011 and December 31, 2010, the Corporation has not committed any additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans primarily represent an extension of the maturity date at terms more favorable than the current market terms for new debt with similar risk, including a lower interest rate. Many of the

Index

modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods indicated:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	5	$1,155,000	$1,155,000	11	$2,602,000	$2,602,000
Other	6	396,000	396,000	10	793,000	793,000
Commercial real estate	2	586,000	586,000	3	2,864,000	2,864,000
Construction:
Commercial	2	561,000	561,000	4	1,475,000	1,475,000
Total trouble debt restructure	15	$2,698,000	$2,698,000	28	$7,734,000	$7,734,000

For the three and nine months ended September 30, 2011, the troubled debt restructurings described above increased the allowance for loan losses by $27,000 and $159,000, respectively. There were no charge offs in 2011 related to these troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There are no trouble debt restructurings that have defaulted since modification in 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators

The Corporation categorizes certain loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial, commercial real estate and commercial construction loans. This analysis is performed at the time the loan is originated and annually thereafter. The Corporation uses the following definitions for risk ratings.

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

Doubtful – A doubtful loan has all weaknesses inherent to those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable or improbable. The likelihood of loss is extremely high, but because of certain important and reasonably specific factors, an estimated loss is deferred until a more exact status can be determined.

Index

Loss – A loan classified Loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$57,702,000	$3,325,000	$5,801,000	$—	$317,000	$67,145,000
Other	34,805,000	808,000	100,000	1,727,000	—	37,440,000
Commercial real estate:	230,262,000	6,973,000	7,277,000	2,410,000	—	246,922,000
Construction:
Commercial	16,961,000	2,571,000	646,000	—	—	20,178,000
Residential	—	255,000	—	—	—	255,000
Total	$339,730,000	$13,932,000	$13,824,000	$4,137,000	$317,000	$371,940,000

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,206,000	$4,173,000	$1,801,000	$—	$20,000	$65,200,000
Other	42,399,000	618,000	—	1,267,000	43,000	44,327,000
Commercial real estate:	209,512,000	4,668,000	5,695,000	—	—	219,875,000
Construction:
Commercial	26,631,000	1,614,000	407,000	—	—	28,652,000
Residential	592,000	283,000	—	—	—	875,000
Total	$338,340,000	$11,356,000	$7,903,000	$1,267,000	$63,000	$358,929,000

For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010. For purposes of the following table, Nonperforming means loans that are 30 days or more past due:

	September 30, 2011
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$46,278,000	$851,000	$47,129,000
Consumer:
Secured by real estate	38,882,000	1,375,000	40,257,000
Other	1,115,000	—	1,115,000
Total	$86,275,000	$2,226,000	$88,501,000

Index

	December 31, 2010
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$40,581,000	$1,564,000	$42,145,000
Consumer:
Secured by real estate	47,968,000	1,392,000	49,360,000
Other	1,277,000	3,000	1,280,000
Total	$89,826,000	$2,959,000	$92,785,000

Note 4. Federal Home Loan Bank of New York Advances

On August 19, 2011 the Corporation refinanced borrowings with the FHLB in the amount of $15 million. The FHLB advances repaid had a blended rate of 3.30% and an average life of 1.8 years. The new borrowings have a blended stated rate of 1.67% and an average life of 4.0 year. In connection with the repayment, the Corporation incurred a prepayment penalty of $814,000. The prepayment penalty is being amortized into earnings over the life of the new borrowings resulting in an effective interest rate for the borrowings of 2.75%.

Note 5. Interest Rate Swap

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge: During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010. An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three and nine months ended September 30, 2011. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of September 30, 2011, the interest rate swap is secured by investment securities with a fair value of $1,023,000.

Summary information about the interest rate swap designated as a cash flow hedge as of September 30, 2011 is as follows:

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Fair value	($931,000)

The net expense recorded on the swap transaction totaled $68,000 and $200,000 for the three and nine months ended September 30, 2011, respectively, and is reported as a component of interest expense – borrowed money. The net expense recorded on the swap transaction totaled $63,000 and $140,000 for the three and nine months ended September 30, 2010, respectively.

The fair value of the interest rate swap of ($931,000) and ($664,000) at September 30, 2011 and December 31, 2010, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

Index

For the nine months ended September 30, 2011
Amount of gain
	Amount of gain	Amount of gain	(loss) recognized
	(loss) recognized	(loss) reclassified	in other
	in OCI	from OCI	noninterest income
	(Effective Portion)	to interest income	(Ineffective Portion)

Interest rate contract	$(161,000)	$—	$—

For the nine months ended September 30, 2010
Amount of gain
	Amount of gain	Amount of gain	(loss) recognized
	(loss) recognized	(loss) reclassified	in other
	in OCI	from OCI	noninterest income
	(Effective Portion)	to interest income	(Ineffective Portion)

Interest rate contract	$(400,000)	$—	$—

Note 6. Fair Value of Financial Instruments

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Index

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2011
Assets:
Available for sale securities
U.S. Treasuries	$13,395,000	$—	13,395,000	$—
U.S. government - sponsered agencies	21,450,000	—	21,450,000	—
Obligations of state and political subdivisions	8,543,000	—	8,543,000	—
Mortgage-backed securities - residential	116,386,000	—	116,386,000	—
Other equity investments	3,318,000	—	3,318,000	—
Total available for sale securities	$163,092,000	$—	$163,092,000	$—

Liabilities:
Interest rate swap	$931,000	$—	$931,000	$—

	At December 31, 2010
Assets:
Available for sale securities
U.S. Treasuries	$9,249,000	$—	$9,249,000	$—
U.S. government - sponsered agencies	13,586,000	—	13,586,000	—
Obligations of state and political subdivisions	4,279,000	—	4,279,000	—
Mortgage-backed securities - residential	108,327,000	—	108,327,000	—
Other equity investments	3,187,000	—	3,187,000	—
Total available for sale securities	$138,628,000	$—	$138,628,000	$—

Liabilities:
Interest rate swap	$664,000	$—	$664,000	$—

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$418,000	$—	$—	$418,000
Other	—	—	—	—
Commercial real estate	3,043,000	—	—	3,043,000
Construction:
Commercial	907,000	—	—	907,000
Residential real estate	365,000	—	—	365,000
Construction:
Secured by real estate	91,000	—	—	91,000
	$4,824,000	$—	$—	$4,824,000

	At December 31, 2010
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,725,000	$—	$—	$5,326,000
Other	—	—	—	704,000
Commercial real estate	2,426,000	—	—	6,065,000
Construction:
Commercial	487,000	—	—	487,000
Residential real estate	387,000	—	—	387,000
	$5,025,000	$—	$—	$12,969,000

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $6,091,000 at September 30, 2011, with a valuation allowance of $1,267,000, resulting in an additional provision for loan losses of $1,677,000 for the nine months ended September 30, 2011.

Collateral dependent impaired loans had a recorded investment of $5,152,000 with a valuation allowance of $127,000, resulting in an additional provision for loan losses of $413,000 for the year ended December 31, 2010.

Index

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,736,000	$23,736,000	$19,983,000	$19,983,000
Securities available for sale	163,092,000	163,092,000	138,628,000	138,628,000
Securities held to maturity	39,937,000	42,555,000	45,394,000	47,316,000
FHLB-NY stock	2,491,000	N/A	2,497,000	N/A
Net loans	448,055,000	449,526,000	443,245,000	445,671,000
Accrued interest receivable	2,660,000	2,660,000	2,806,000	2,806,000

Financial liabilities:
Deposits	587,864,000	590,710,000	575,603,000	577,485,000
FHLB-NY Advances	33,000,000	33,942,233	36,000,000	33,892,000
Securities sold under agreements to repurchase	15,191,000	15,191,000	14,642,000	14,642,000
Subordinated debenture	7,217,000	6,382,000	7,217,000	6,803,000
Accrued interest payable	745,000	745,000	977,000	977,000
Interest rate swap	931,000	931,000	664,000	664,000

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
Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter-parties. At September 30, 2011 and December 31, 2010 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic

Index

conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 7. Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the average daily number of shares of common stock outstanding during the period. Common stock equivalents are not included in the calculation. Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive shares of common stock were issued.

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net income	$578	$340	$1,646	$146
Dividends on preferred stock and accretion	244	137	520	412
Net income (loss) available to common stockholders	$334	$203	$1,126	$(266)

Weighted average shares	5,867	5,842	5,856	5,843
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,867	5,842	5,856	5,843

Basic earnings (loss) per common share	$0.06	$0.03	$0.19	$(0.05)

Diluted earnings (loss) per common share	$0.06	$0.03	$0.19	$(0.05)

For periods in which a loss is reported, the impact of dilutive stock options and common stock warrants is not considered as the result would be antidilutive. For the three and nine months ended September 30, 2011, stock options to purchase 64,728 average shares of common stock were not considered in computing diluted earnings per share of common stock because they were antidilutive. Stock options to purchase average shares of common stock of 71,613 and 71,922 were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2010, respectively, because they were antidilutive. The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock in both the three and nine month periods ended September 30, 2011 was not considered in computing diluted earnings per common share because it was antidilutive.

Note 8. Preferred Stock

On September 1, 2011, in exchange for issuing 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, the Corporation received $15.0 million as part of the United States Treasury Department’s Small Business Lending Fund (“SBLF”) program. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

Using proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Shares”) previously issued under the United States Treasury Department’s Troubled Assets Relief Program

Index

Capital Purchase Program (the “Capital Purchase Program”),, for a purchase price of $10,022,222, including accrued but unpaid dividends through the date of repurchase.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. The Corporation accrues the preferred dividends as earned over the period the Series B Preferred Shares are outstanding.

The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of “Qualified Small Business Lending” (QSBL - as defined in the Securities Purchase Agreement). In general, the dividend rate decreases as the level of the Bank’s QSBL increases. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. The dividend rate for future dividend periods will be set based upon changes in the level of QSBL as compared to the baseline level. Such dividend rate may vary from 1% to 5% per annum for the second through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QBSL. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities.

Subject to regulatory approval, the Corporation may redeem the Series B Preferred Shares at any time. The Series B Preferred Shares are includable in Tier I capital for regulatory capital.

Subsequent to the end of the quarter, on October 26, 2011, the Corporation completed the repurchase of a warrant held by the United States Treasury Department. The 10-year warrant was issued on January 29, 2009 as part of the Corporation’s participation in the Capital Purchase Program, and entitled the Treasury to purchase 133,475 shares of Stewardship Financial Corporation stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the Treasury to repurchase the warrant.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 30, 2011 (the “2010 Annual Report”) contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased $18.1 million, or 2.6%, to $706.2 million at September 30, 2011 from $688.1 million at December 31, 2010. Cash and cash equivalents increased $3.8 million to $23.7 million at September 30, 2011 from $20.0 million at December 31, 2010, reflecting planned additional liquidity. Securities available for sale increased $24.5 million to $163.1 million while securities held to maturity decreased $5.5 million to $39.9 million. Net loans increased $4.8 million from $443.2 million at December 31, 2010 to $448.1 million at September 30, 2011. Increases due to new loans originated were partially offset by a $3.9 million net increase in the allowance for loan losses and regular principal payments and payoffs during the nine months ended September 30, 2011. Loans held for sale totaled $1.2 million at September 30, 2011 and reflect mortgage loan applications which had funded and were pending sale. The balance at September 30, 2011 reflects a decrease from $9.8 million at December 31, 2011. Rising mortgage interest rates during the early part of 2011 have been followed by falling mortgage interest rates, contributing to an increase in loan application volume.

Index

Deposits totaled $587.9 million at September 30, 2011, an increase of $12.3 million, or 2.1%, from $575.6 million at December 31, 2010. The growth in deposits consisted of a $18.4 million increase in noninterest-bearing accounts partially offset by a $6.1 million decrease in interest-bearing accounts.

FHLB – NY advances were $33.0 million at September 30, 2011 compared to $36.0 million at December 31, 2010. The decrease in these borrowings was the result of an increase in deposits which was used to pay down maturing advances.

Results of Operations

General

The Corporation reported net income of $578,000, or $0.06 diluted earnings per common share for the three months ended September 30, 2011, compared to net income of $340,000, or a $0.03 per diluted common share for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the Corporation reported net income of $1.6 million compared to net income of $146,000 for the nine months ended September 30, 2010. The earnings during the first nine months of 2010 reflect a higher provision for loan loss. After dividends on preferred stock and accretion, the net income available to the common shareholders was $1.1 million for the first nine months of 2011, or $0.19 per diluted common share, compared to a net loss of $266,000, or $0.05 per diluted common share, during the same period in 2010.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2011 was $6.3 million and $18.6 million, respectively, compared to $6.0 million and $18.1 million recorded in the prior year periods. The increases in the current year periods are primarily due to a decline in the cost of interest bearing liabilities. The net interest rate spread and net yield on interest earning assets for the three months ended September 30, 2011 were 3.61% and 3.87%, respectively, compared to 3.53% and 3.83% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the net interest rate spread and net yield on interest earning assets were 3.61% and 3.86%, respectively, compared to 3.56% and 3.90% for the nine months ended September 30, 2010. The net yield on interest earning assets during the current year periods reflects a decline in loan interest rates and yields on securities offset by a decline in the interest rates on deposits and borrowings.

The following table reflects the components of the Corporation’s net interest income for the three and nine months ended September 30, 2011 and 2010 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended September 30

	2011			2010
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$464,838	$6,735	5.75%	$458,443	$6,809	5.96%
Taxable investment securities (1)	161,874	1,007	2.47	145,343	1,025	2.83
Tax-exempt investment securities (1) (2)	32,275	408	5.02	30,524	389	5.11
Other interest-earning assets	883	12	5.84	3,526	9	1.02
Total interest-earning assets	659,870	8,162	4.91	637,836	8,232	5.18

Non-interest-earning assets:
Allowance for loan losses	(11,630)			(9,032)
Other assets	58,265			48,935
Total assets	$706,505			$677,739

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$249,030	$426	0.68%	$243,019	$703	1.16%
Savings deposits	53,283	35	0.26	46,054	37	0.32
Time deposits	171,842	744	1.72	172,760	849	1.97
Repurchase agreements	15,257	186	4.81	15,250	186	4.89
FHLB-NY borrowing	33,000	214	2.57	36,000	242	2.70
Subordinated debenture	7,217	127	6.98	7,217	127	7.06
Total interest-bearing liabilities	529,629	1,732	1.30	520,300	2,144	1.65
Non-interest-bearing liabilities:
Demand deposits	115,313			100,841
Other liabilities	5,252			3,269
Stockholders’ equity	56,311			53,329
Total liabilities and stockholders’ equity	$706,505			$677,739

Net interest income (taxable equivalent basis)		6,430			6,088
Tax Equivalent adjustment		(144)			(138)
Net interest income		$6,286			$5,950

Net interest spread (taxable equivalent basis)			3.61%			3.53%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.87%			3.83%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Nine Months Ended September 30,

	2011			2010
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$461,718	$19,863	5.75%	$460,761	$20,398	5.92%
Taxable investment securities (1)	159,074	3,152	2.65	139,247	3,598	3.45
Tax-exempt investment securities (1) (2)	31,732	1,209	5.09	31,396	1,201	5.11
Other interest-earning assets	782	29	4.96	1,639	15	1.22
Total interest-earning assets	653,306	24,253	4.96	633,043	25,212	5.32

Non-interest-earning assets:
Allowance for loan losses	(10,237)			(7,969)
Other assets	53,696			42,911
Total assets	$696,765			$667,985

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,906	$1,385	0.74%	$234,097	$2,298	1.31%
Savings deposits	51,323	100	0.26	47,248	138	0.39
Time deposits	173,549	2,289	1.76	169,735	2,703	2.13
Repurchase agreements	15,445	551	4.76	15,348	551	4.80
FHLB-NY borrowing	33,748	668	2.65	39,324	728	2.48
Subordinated debenture	7,217	377	6.98	7,217	321	5.95
Total interest-bearing liabilities	530,188	5,370	1.35	512,969	6,739	1.76
Non-interest-bearing liabilities:
Demand deposits	108,850			96,960
Other liabilities	3,634			4,042
Stockholders’ equity	54,093			54,014
Total liabilities and stockholders’ equity	$696,765			$667,985

Net interest income (taxable equivalent basis)		18,883			18,473
Tax Equivalent adjustment		(427)			(421)
Net interest income		$18,456			$18,052

Net interest spread (taxable equivalent basis)			3.61%			3.56%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.86%			3.90%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three months ended September 30, 2011, total interest income, on a tax equivalent basis, decreased $71,000 to $8.161 million when compared to the same prior year period. The decrease was due to a decrease in yields on interest-

Index

earning assets partially offset by an increase in the average balance of interest-earning assets. Total interest income on a tax equivalent basis decreased $959,000 to $24.253 million for the nine months ended September 30, 2011, or 3.8%, compared to the same period for 2010. Consistent with the three month period, the decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets. The average rate earned on interest-earning assets was 4.91% and 4.96% for the three and nine months ended September 30, 2011, respectively, compared to an average rate of 5.18% and 5.32% for the three and nine months ended September 30, 2010, respectively. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets increased $22.0 million and $20.3 million for the three and nine months ended September 30, 2011, respectively, when compared to the same prior year periods.

Interest paid on deposits and borrowed money decreased $413,000, or 19.2%, to $1.732 million and $1.369 million, or 20.3%, to $5.370 million for the three and nine months ended September 30, 2011 compared to the same periods for 2010. The declines are due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities. The average balance of total interest-bearing deposits and borrowings increased $9.3 million and $17.2 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods. For the three months ended September 30, 2011, the total cost for interest-bearing liabilities declined to 1.30% representing a 35 basis point decline when compared to the same prior year period. Costs of deposits and borrowed money decreased 41 basis points from 1.76% for the nine month period ended September 30, 2011 to 1.35% for the comparable period in 2010.

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

The loan loss provision totaled $2.330 million and $5.920 million for the three and nine months ended September 30, 2011, respectively, compared to $1.500 million and $7.755 million for the three and nine months ended September 30, 2010, respectively. Nonaccrual loans of $24.4 million at September 30, 2011 reflected an increase from $22.5 million of nonaccrual loans at December 31, 2010. The allowance for loan losses related to the impaired loans increased from $1,644,000 at December 31, 2010 to $3,209,000 at September 30, 2011. During the first nine months of 2011, the Corporation charged off loans totaling $2.1 million and recovered $33,000 in previously charged off loans compared to $5.4 million and $87,000, respectively, during the same period in 2010. For 2011, $795,000 of charge offs relate to one loan relationship. Approximately $2.1 million of the charge offs in 2010 were related to a loan to one borrower.

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

Noninterest Income

Noninterest income was $1.4 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, compared to $759,000 and $3.0 million for the comparable prior year periods, respectively. Gains on sales of mortgage loans totaled $245,000 and $835,000 for the three and nine months ended September 30, 2011, respectively, an increase from $94,000 and $215,000 for the three and nine months ended September 30, 2010. The current year periods reflect the increased mortgage activity resulting from lower mortgage loan interest rates in the 2011 periods and the Corporation’s promotion of a no-cost closing program. Current year noninterest income includes gains on calls and sales of securities of $454,000 and $475,000 for the three and nine months ended September 30, 2011, respectively. There were no gains on calls and sales of securities for the comparable prior year quarter, but $802,000 of gains on calls and sales of securities were realized in the nine months ended September 30, 2010.

Index

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2011 were $4.6 million and $13.9 million, respectively. For the comparable prior year periods, noninterest expenses were $4.6 million and $13.2 million, respectively. Noninterest expenses in the current year periods reflects higher salary and employee benefits expense, reflective of the increase in mortgage loan activity and associated with the management of nonperforming assets. In addition, due to increased profitability, the accruals for benefits such as the Corporation’s profit sharing plan are higher in the current year periods when compared with the prior year periods. Partially offsetting these expense increases is a decrease in the FDIC insurance premiums reflecting a recent change in the quarterly assessment base.

Income Tax Expense

Income tax expense totaled $113,000 and $432,000 for the three and nine months ended September 30, 2011, respectively. In the prior year, for the three months ended September 30, 2010, the Corporation recorded income tax expense of $261,000. For the nine months ended September 30, 2010, income taxes represented a benefit of $35,000. The effective tax rate for the three and nine months ended September 30, 2011 of 16.4% and 20.87%, respectively, reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings. The tax benefit for the prior year to date period reflects the utilization of a capital loss carryforward to offset the taxability of a portion of the gain on calls and sales of securities. In addition, the tax benefit for the nine months ended September 30, 2010 reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2010

Nonaccrual loans (1)	$24,422	$23,834	$24,010	$22,500
Loans past due 90 days or more and accruing (2)	2,589	2,342	—	—
Total nonperforming loans	27,011	26,176	24,010	22,500

Other real estate owned	434	275	313	615
Total nonperforming assets	$27,445	$26,451	$24,323	$23,115

Performing restructured loans (3)	$7,339	$3,527	$120	$130

Allowance for loan losses	$12,389	$11,230	$9,874	$8,490

Nonperforming loans to total gross loans	5.87%	5.59%	5.23%	4.98%
Nonperforming assets to total assets	3.89%	3.78%	3.47%	3.36%
Allowance for loan losses to total gross loans	2.69%	2.40%	2.15%	1.88%
Allowance for loan losses to nonperforming loans	45.87%	42.90%	41.12%	37.73%

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
(3) At September 30, 2011, restructured loans include $11.7 million of commercial and commercial mortgage loans, which are troubled debt restructured loans and considered impaired. Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not also in restructured loans.

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

The nonaccrual loans are comprised of 76 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2010, nonaccrual loans have increased $1.9 million to $24.4 million at the end of the most recent quarter. The ratio of allowance for loan losses to nonperforming loans increased to 45.87% at September 30, 2011 from 37.73% at December 31, 2010. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. In calculating this metric, the effect of an increase in the allowance for loan losses has been offset by an increase in loans past due 90 days or more.

At September 30, 2011, the $2.6 million of loans past due 90 days or more and accruing represent two loans for which the Corporation received full payoffs subsequent to quarter end, including all accrued interest and principal outstanding.

At September 30, 2011 and December 31, 2010, the Corporation had $11.7 million and $4.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.3 million and $130,000 were performing in accordance with their new terms at September 30, 2011 and December 31, 2010, respectively. The remaining troubled debt restructured loans are reported as nonaccrual loans. Specific reserves of $59,000 have been allocated for the troubled debt restructured loans at September 30, 2011. No reserves were deemed necessary at December 31, 2010. As of September 30, 2011 and December 31, 2010, the Corporation has not committed any additional funds to customers with outstanding loans that are classified as troubled debt restructured loans.

Included in performing restructured loans as of September 30, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. There is a signed contract for the sale of the property. Upon closing of the sale transaction, the Corporation will collect all outstanding principal and accrued interest owed under the loan. The September 30, 2011 balance in performing restructured loans also includes two loans to a related borrower for $1.1 million. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have remained elevated from historic levels since March 31, 2010, the underlying collateral coverage for a considerable portion of the nonperforming loans supports the significant collection of our principal.

At September 30, 2011 the level of loans past due 30-89 days was $3.7 million, relatively comparable to $3.3 million at June 30, 2011 and an improvement from $12.4 million at December 31, 2010. The Corporation will continue to monitor delinquencies for early identification of new problem loans. As such, the entire commercial construction portfolio is being actively monitored.

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

Index

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record an elevated provision for loan losses. For the three and nine months ended September 30, 2011, the provision for loan losses was $2.330 million and $5.920 million, respectively. The prior year provision for loan losses was $1.500 million and $7.755 million for the three and nine months ended September 30 2010, respectively. The total allowance for loan losses increased to 2.69% of total loans from a comparable ratio of 2.40% at June 30, 2011 and 1.88% at December 31, 2010.

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses. After net chargeoffs of $1.2 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, the allowance for loan losses totaled $12.6 million as of September 30, 2011 compared to $11.2 million and $8.5 million as of June 30, 2011 and December 31, 2010, respectively. In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the evaluation of market values of the underlying real estate collateral in accordance with FASB Accounting Standards Codification Topic 310-40. While we have taken the conservative position of partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

As of September 30, 2011, there were $27.4 million of other loans not included in the above table, compared to $28.5 million and $23.9 million at June 30, 2011 and December 31, 2010, respectively, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2011, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Index

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2011 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at September 30, 2011.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.17%	4.00%	N/A
Bank	8.81%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.10%	4.00%	N/A
Bank	12.57%	4.00%	6.00%
Total
Corporation	14.36%	8.00%	N/A
Bank	13.83%	8.00%	10.00%

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

Cash and cash equivalents increased $3.8 million during the first nine months of 2011. Net operating and financing activities provided $15.9 million and $13.7 million, respectively, while investing activities used $25.8 million.

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

On September 1, 2011, in exchange for issuing 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, the Corporation received $15.0 million as part of the United States Treasury Department’s Small Business Lending Fund (“SBLF”) program. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

Using proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Shares”) previously issued under the United States Treasury Department’s Troubled Assets Relief Program Capital Purchase Program (the “Capital Purchase Program”), for a purchase price of $10,013,888.89, including accrued

Index

but unpaid dividends through the date of repurchase. (See Note 7 to the Notes to Consolidated Financial Statements for additional information regarding the Series B Preferred Shares.)

Subsequent to the end of the Corporation’s third fiscal quarter, on October 26, 2011. The Corporation completed the repurchase of the warrant held by the United States Treasury Department. The 10-year warrant was issued on January 29, 2009 as part of the Corporation’s participation in the Capital Purchase Program and entitled the United States Treasury to purchase 133,475 shares of the Corporation’s common stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the United States Treasury to repurchase the warrant.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2011, in exchange for issuing 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, the Corporation received $15.0 million as part of the United States Treasury Department’s Small Business Lending Fund (“SBLF”) program. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. (See Note 7 to the Notes to Consolidated Financial Statements for further information regarding the Series B Preferred Shares.)

Using proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Shares”) previously issued under the United States Treasury Department’s Troubled Assets Relief Program Capital Purchase Program (the “Capital Purchase Program”), for a purchase price of $10,013,888.89, including accrued but unpaid dividends through the date of repurchase.

Subsequent to the end of the Corporation’s third fiscal quarter, on October 26, 2011, the Corporation completed the repurchase of the warrant held by the United States Treasury Department. The 10-year warrant was issued on January 29, 2009 as part of the Corporation’s participation in the Capital Purchase Program and entitled the United States Treasury to purchase 133,475 shares of the Corporation’s common stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the United States Treasury to repurchase the warrant.

Item 6.  Exhibits

      See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	November 14, 2011	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of the Company establishing the terms of the Series B Preferred Stock1
4.1	Form of Certificate representing Series B Preferred Shares2
10.1	Securities Purchase Agreement, dated September 1, 2011, between the Company and the Secretary of the Treasury3
10.2	Repurchase Letter, dated September 1, 2011, between the Company and the United States Department of the Treasury4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text5

1 Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011.
2 Incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011.
3 Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011.
4 Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011.
5 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.