Form 10-K
period 2011-12-31
STEWARDSHIP FINANCIAL CORP
filed 2012-03-30
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2011 was $24,692,000. As of March 22, 2012, 5,895,707 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting of Shareholders.

FORM 10-K

STEWARDHSHIP FINANCIAL CORPORATION

For the Year Ended December 31, 2011

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”). Such statements are not historical facts and may involve risks and uncertainties. Such statements include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

▪	impairment charges with respect to securities,
▪	unanticipated costs in connection with new branch openings,
▪	further deterioration of the economy,
▪	decline in commercial and residential real estate values,
▪	unexpected changes in interest rates,
▪	inability to manage growth in commercial loans,
▪	unexpected loan prepayment volume,
▪	unanticipated exposure to credit risks,
▪	insufficient allowance for loan losses,
▪	competition from other financial institutions,
▪	adverse effects of government regulation or different than anticipated effects from existing regulations,
▪	passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us,
▪	a decline in the levels of loan quality and origination volume,
▪	a decline in deposits, and
▪	other unexpected events.

The Corporation undertakes no obligation to update or revise any forward-looking statements in the future.

Part I

Item 1. Business

General

Stewardship Financial Corporation (the “Corporation” or the “Registrant”) is a one-bank holding company, which was incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the “Bank”). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”). Pursuant to the New Jersey Banking Act of 1948, as amended (the “New Jersey Banking Act”), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value of the Corporation (“Common Stock”), for each outstanding share of the common stock of the Bank. The only significant activity of the Corporation is ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. Throughout 2011 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches located in the State of New Jersey.

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

Stewardship Investment Corp. is a wholly-owned, non-bank subsidiary of the Bank, whose primary business is to own and manage an investment portfolio. Stewardship Realty, LLC is a wholly-owned, non-bank subsidiary of the Bank, whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey. Atlantic Stewardship Insurance Company, LLC is a wholly-owned, non-bank subsidiary of the Bank, whose primary business is insurance. The Bank also has several other wholly-owned, non-bank subsidiaries formed to hold title to properties acquired through foreclosure or deed in lieu of foreclosure. In addition to the Bank, in 2003, the Corporation formed, Stewardship Statutory Trust I, a wholly-owned, non-bank subsidiary for the purpose of issuing trust preferred securities.

The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432. Our telephone number is (201) 444-7100 and our website address is http://www.asbnow.com.

Business of the Corporation

The Corporation’s primary business is the ownership and supervision of the Bank. The Corporation, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Corporation structures the Bank’s specific products and services in a manner designed to attract the business of the small and medium-sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic counties, New Jersey. The Corporation engages in a wide range of lending activities and offers commercial, consumer, residential real estate, home equity and personal loans.

In addition, in forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its stockholders. This vision has been reflected in the Bank’s tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian and civic organizations in the communities where the Bank maintains branches.

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2011, the Bank operated from its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

Recent Developments

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced that it would purchase equity stakes, in the form of preferred stock, in a wide variety of banks and thrifts under a program, known as the Capital Purchase Program (the “CPP”) under the Troubled Assets Relief Program (“TARP”), from the $700 billion authorized by the EESA. Although we believed that our capital position was sound, we concluded that the CPP would allow us to raise additional capital on favorable terms in comparison with other available alternatives. Accordingly, on January 30, 2009, the Treasury purchased 10,000 shares of cumulative perpetual preferred stock of the Corporation with a liquidation value of $1,000 per share (the “Series A Preferred Shares”) and a ten-year warrant to purchase up to 127,119 shares of our Common Stock at an exercise price of $11.80 per share (the “Warrant”) under the TARP CPP for an aggregate purchase price of $10 million in cash. The Warrant was subsequently adjusted to apply to 133,475 shares of our Common Stock with an exercise price of $11.24 per share to reflect the 5% stock dividend paid in November 2009. The terms of the Series A Preferred Shares issued to the Treasury provided for a dividend of 5% for the first five years and 9% thereafter.

Subsequently, the Corporation determined to repurchase the Series A Preferred Shares through participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Accordingly, on September 1, 2011, the Treasury purchased 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B stock (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share for an aggregate purchase price of $15 million in cash.

The terms of the newly-established Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Company has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Stock with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the Company’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the Federal Reserve, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are includable in Tier I capital for regulatory capital.

Using the proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of the Series A Preferred Shares previously issued under the TARP CPP for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase. Thereafter, on October 26, 2011, the Corporation completed the repurchase of the Warrant held by the Treasury for an aggregate purchase price of $107,398, in cash.

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

Employees

At December 31, 2011, the Corporation employed 119 full-time employees and 41 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes extensive changes across the financial regulatory landscape, including provisions that, among other things, will:

▪	centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;
▪	apply to most bank holding companies the same leverage and risk-based capital requirements applicable to insured depository institutions. The Corporation’s existing trust preferred securities will continue to be treated as Tier 1 capital;
▪	change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;
▪	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
▪	make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of the Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
▪	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
▪	restrict the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater.

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

The BHCA prohibits depository institutions whose deposits are insured by the FDIC and bank holding companies, among others, from transferring and sponsoring and investing in private equity funds and hedge funds.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Regulation of the Bank

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control by the FDIC, an agency of the federal government, also. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

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

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, become effective April 1, 2011 and were used to calculate the June 30, 2011 assessment. As of December 31, 2011, the Bank’s assessment rate averaged $0.09 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) issued in connection with the failure of certain savings and loan associations. This payment is established quarterly and averaged 0.84 basis points for each of the years ended December 31, 2011 and 2010, respectively. The Corporation paid $50,000 and $57,000 under this assessment for the years ended December 31, 2011 and 2010, respectively. These assessments will continue until the FICO bonds mature in 2017.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The Bank prepaid $3.2 million of such premium on December 30, 2009. At December 31, 2011 and 2010 the prepaid premium was $1.6 million and $2.3 million, respectively.

DIVIDEND RIGHTS. Under the New Jersey Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

USA PATRIOT ACT OF 2001 (the “Patriot Act”). On October 26, 2001, the Patriot Act was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Regulations promulgated under the Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Failure of a financial institution to comply with the Patriot Act’s requirements could have serious legal consequences for the institution and adversely affect its reputation.

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

A continuing economic recession and struggling financial markets have adversely affected our industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

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

A breach of our information systems through a security breach, computer virus or disruption of service or a compliance breach by one of our vendors could negatively affect our reputation and business.

We rely heavily upon a variety of computing platforms and networks over the Internet for the purpose of data processing, communication and information exchange and to conduct our business and provide our customers with the ability to bank online. Despite the safeguards instituted by management, our systems are susceptible to a breach of security through unauthorized access, phishing schemes, computer viruses and other security problems. In addition, we rely on the service of a variety of third-party vendors to meet our processing needs. If confidential information is compromised, we could be exposed to claims, litigation, financial losses, costs and damages. Such damages could materially affect our earnings. In addition, any failure, interruption or breach in security could also result in failures or disruptions in our general ledger, deposit, loan and other systems and could subject us to additional regulatory scrutiny. In addition, the negative affect on our reputation could affect our ability to deliver products and services successfully to new and existing customers.

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

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

▪  actual or anticipated fluctuation in operating results;

▪  changes in interest rates;

▪  changes in legal or regulatory environment;

▪  press releases, publicity, or announcements;

▪  changes in expectation of our future financial performance;

▪  future sales of our common stock;

▪  changes in economic conditions; and

▪  other developments affecting us or our competitors.

These factors may adversely affect the trading price of our Common Stock, regardless of our actual operating performance, and could prevent a shareholder from selling Common Stock at or above the current market price.

Because of our participation in the Treasury’s Small Business Lending Fund, the Corporation is subject to certain restrictions including limitations on the payment of dividends.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level. This restriction on declaring or paying dividends could negatively effect the value of our Common Stock.

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

If we are unable to redeem the Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund within four and one half years, the cost of the capital received will increase.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. As discussed elsewhere in this Form 10-K, the dividend rate can fluctuate from 1% to 5% per annum on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding. In addition, for the eleventh through the first half of the nineteenth dividend periods such dividend rate may vary from 1% to 7%. In the event that we are unable to redeem the Series B Preferred Shares and such shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. This increase in the annual dividend rate on the Series B Preferred Shares could have a material negative effect on our liquidity.

The Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund reduces our net income available to common stockholders and earnings per share of Common Stock.

The Series B Preferred Shares pay non-cumulative dividends at the rate of 1% to 5% per annum during the first ten quarters, based upon changes in the level of our Qualified Small Business Lending over the base line level. The dividend rate for the initial dividend period was 1%. Such dividend rate may vary from 1% to 5% per annum for the second through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QBSL. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on our Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities. These dividends will reduce our net income and earnings per common share. The Series B Preferred Shares ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Corporation will be unable to: meet its obligations as they come due; capitalize on growth opportunities as they arise; or pay regular dividends, because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices. The property located at 612 Godwin Avenue is to be used for future administrative offices. The property located at 121 Franklin Avenue is a remote drive-up location. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2011.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	-
Midland Park, NJ

630 Godwin Avenue	Owned	-
Midland Park, NJ

386 Lafayette Avenue	Owned	-
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/14
Wayne, NJ

64 Franklin Turnpike	Owned	-
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/17
Ridgewood, NJ

121 Franklin Avenue	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/13
Wayne, NJ

249 Newark Pompton Turnpike	Owned	-
Pequannock, NJ

1111 Goffle Road	Leased	05/31/12
Hawthorne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

378 Franklin Avenue	Leased	05/31/12
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/14
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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of December 31, 2011, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. .

	Sales Price		Cash
	High	Low	Dividend
Year Ended December 31, 2011
Fourth quarter	$6.50	$4.70	$0.05
Third quarter	7.00	4.51	0.05
Second quarter	7.40	4.71	0.05
First quarter	7.90	5.73	0.05

Year Ended December 31, 2010
Fourth quarter	$8.50	$5.75	$0.05
Third quarter	9.49	5.45	0.05
Second quarter	9.49	7.01	0.09
First quarter	9.44	8.46	0.09

The Corporation may pay dividends as declared from time to time by the Corporation’s Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank are a major source of income for the Corporation, any restriction on the Bank’s ability to pay dividends will act as a restriction on the Corporation’s ability to pay dividends. Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock or (ii) the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends if doing so would reduce its capital below the regulatory imposed minimums.

Also, our ability to pay future cash dividends is subject to the terms of our Series B Preferred Stock which provide that we may only declare and pay dividends on our Common Stock if we have declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares.

During fiscal 2011, the Corporation paid quarterly cash dividends totaling $0.20 per share for an annual dividend payout ratio of 171.2%. During fiscal 2010, the Corporation paid quarterly cash dividends totaling $0.28 per share for an annual dividend payout ratio of 132.7%.

We did not repurchase any shares of our Common Stock during the fourth quarter of 2011.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2006 in: (a) Stewardship Financial Corporation’s common stock; (b) NASDAQ Composite; (c) NASDAQ Bank; and Peer Group 2011. The Peer Group indices consist of New Jersey-based commercial banks with total asset size and operating performance comparable with the Corporation. The Peer Group 2011 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Community Partners Bancorp, Parke Bancorp, Inc., Somerset Hills Bancorp, Sussex Bancorp, and Unity Bancorp, Inc. The information provided is not necessarily indicative of the Corporation’s future performance.

STEWARDSHIP FINANCIAL CORPORATION

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Stewardship Financial Corporation	$100.00	$107.72	$87.76	$80.85	$57.26	$54.63
NASDAQ Composite	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
NASDAQ Bank	$100.00	$80.09	$62.84	$52.60	$60.04	$53.74
Peer Group 2011	$100.00	$85.51	$47.65	$47.13	$56.22	$55.55

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED

FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$24,610	$24,206	$23,345	$22,303	$19,430
Provision for loan losses	(10,845)	(9,575)	(3,575)	(3,585)	(530)
Net interest income after provision for loan losses	13,765	14,631	19,770	18,718	18,900
Noninterest income	5,160	4,387	3,133	4,217	4,414
Noninterest expense	18,656	17,950	17,790	17,986	16,629
Income before income tax (benefit) expense	269	1,068	5,113	4,949	6,685
Income tax (benefit) expense	(415)	(165)	1,479	1,448	2,078
Net income	684	1,233	3,634	3,501	4,607
Dividends on preferred stock and accretion	558	550	504	-	-
Net income available to common stockholders	$126	$683	$3,130	$3,501	$4,607

Common Share Data: (1)

Basic net income	$0.02	$0.12	$0.54	$0.60	$0.79
Diluted net income	0.02	0.12	0.54	0.60	0.79
Cash dividends declared	0.20	0.28	0.36	0.34	0.31
Book value at year end	7.28	7.24	7.50	7.31	7.02
Average shares outstanding net of treasury stock	5,861	5,843	5,832	5,854	5,836
Shares outstanding at year end	5,883	5,846	5,835	5,854	5,851
Dividend payout ratio	171.25%	132.68%	58.15%	56.18%	39.35%

Selected Consolidated Ratios:

Return on average assets	0.10%	0.18%	0.57%	0.58%	0.86%
Return on average common stockholders' equity	0.29%	1.55%	7.25%	8.34%	11.76%
Average stockholders' equity as a percentage of average total assets	7.92%	7.99%	8.23%	6.98%	7.34%
Leverage (Tier-I) capital (2)	8.86%	8.58%	9.22%	8.01%	8.56%
Tier-I risk based capital (3)	12.65%	12.20%	11.99%	10.50%	10.76%
Total risk based capital (3)	13.91%	13.45%	13.24%	11.60%	11.76%
Allowance for loan loss to total loans	2.54%	1.88%	1.50%	1.18%	1.06%
Nonperforming loans to total loans	6.08%	4.98%	4.36%	1.04%	0.11%

Selected Year-end Balances:

Total assets	$708,818	$688,118	$663,844	$611,816	$571,905
Total loans, net of allowance for loan loss	444,803	443,245	453,119	434,103	415,690
Total deposits	593,552	575,603	529,930	506,531	472,299
Stockholders' equity	57,792	52,132	53,511	42,796	41,090

(1)	All share and per share amounts have been restated to reflect 5% stock dividends paid November 2007, 2008 and 2009.
(2)	As a percentage of average quarterly assets.
(3)	As a percentage of total risk-weighted assets.
13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

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

The Corporation has developed a strong deposit base with good franchise value. A mix of a variety of different deposit products and electronic services, along with a strong focus on customer service, is used to attract customers and build depositor relationships. Challenges facing the Corporation include our ability to continue to grow the branch deposit levels, provide adequate technology enhancements to achieve efficiencies, offer a competitive product line, and provide the highest level of customer service.

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

The branch network coupled with our online services provides for solid coverage in both existing and new markets in key towns in the three counties in which we operate. The Corporation continually evaluates the need to further develop the infrastructure to enable the entity to continue to build franchise value, expand its customer base, and offer appropriate products and services to its existing and future customer base.

In 2010 and 2011, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment. The Corporation’s results have been affected by the economic downturn through higher loan loss provisions and managing credit risk remains a significant challenge for the Bank. In addition, competition in the northern New Jersey market remained intense and the challenges of operating throughout these years in a flat interest rate market continued to make it somewhat difficult to attract deposits at appropriate interest rate levels. While the Bank has seen growth in deposits, and although the area in which the Bank operates has not been as dramatically affected by the national economic downturn as other areas in the country, management continues to find strong competition for low cost, core deposits. Furthermore, while the current economic conditions and softness in the real estate market have contributed to an increase in loan delinquencies, new lending opportunities are being appropriately evaluated. The Corporation has not been involved in the subprime lending area.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. In mid-February 2009 we introduced our Power Rate checking product. This account pays a premium rate of interest and refunds ATM fees charged by other financial institutions. In return, the customer has simple monthly qualification factors such as enrolling in online banking with electronic statements and minimum levels of debit card usage. Although balances in these deposits were relatively unchanged in 2011, this product contributed to the growth in deposits during 2010. Both 2010 and 2011 benefited from increased fee income related to debit cards and reduced expenses related to providing more cost effective electronic statements as customers’ acceptance of such increases.

Improvements and upgrades of our electronic / online banking products and services continue to be a priority. During 2009 we introduced an online banking / cash management product as well as remote deposit capture services for businesses. Additional development and testing of technology included the introduction of mobile banking for consumers in 2010. The rollout of a smartphone application is expected by the spring of 2012. Steps toward the introduction of mobile deposit capture are well underway. Plans for the offering of business mobile banking are in place.

Beginning in mid-2010 the Corporation began to experience an increase in mortgage loan refinance activity due to the Corporation’s promotion of a ‘no cost closing’ program and the lower rate environment. This activity has allowed the Corporation to sell a larger volume into the secondary market resulting in increased gains from the sale of mortgage loans. In addition to concentrating on increasing noninterest income, expense control is always a focus. However, the increase in noninterest expense for 2011 is reflective of the increase in mortgage loan activity and expenses associated with the management of nonperforming assets.

In September 2011, the Corporation received $15 million in connection with its participation in the Treasury’s Small Business Lending Fund (“SBLF”) program. In exchange, the Corporation issued to the Treasury 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B. The Corporation used the proceeds to simultaneously repurchase the Corporation’s shares of cumulative perpetual preferred stock, Series A previously issued under the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (the “CPP”). In addition, the Corporation completed the repurchase of a warrant held by the Treasury that had been issued as part of the Corporation's participation in the TARP CPP. The additional capital provided by the SBLF further solidified our already well capitalized position, thereby enhancing our ability to continue to grow assets and increasing our ability to make new loans. Accordingly, we can better serve the lending needs of consumers and businesses in our market.

Despite facing unprecedented economic challenges in 2010 and 2011, the Corporation reported a net profit for each of the years. The Corporation will continue to concentrate its efforts on improving asset quality, developing its existing branch network, introducing new products and services, capitalizing on technology and focusing on improved efficiencies during 2012.

Recent Accounting Pronouncements

A discussion of recent pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $684,000 for the year ended December 31, 2011, compared to $1.2 million for 2010. The decrease in earnings during 2011 is primarily related to a higher provision for loan loss. After dividends on preferred stock and accretion, net income available to common stockholders was $126,000 for 2011, or $0.02 per diluted common share, compared to $683,000, or $0.12 per diluted common share for the year ended December 31, 2010.

The return on average assets was 0.10% in 2011 compared to 0.18% in 2010. The return on average common equity decreased to 0.29% for 2011 from 1.55% in 2010.

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

For the year ended December 31, 2011, net interest income, on a tax equivalent basis, increased to $25.2 million from $24.8 million for the year ended December 31, 2010, reflecting an increase of $421,000, or 1.7%. The increase in the current year is primarily due to a decline in the cost of interest bearing liabilities. The net interest rate spread and net yield on interest earning assets for the year ended December 31, 2011 were 3.58% and 3.83%, respectively, compared to 3.57% and 3.89% for the year ended December 31, 2010. The net interest rate spread and net yield on interest earning assets for the current year reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets are partially attributable to historically low market rates in the current environment.

For the year ended December 31, 2011, total interest income, on a tax equivalent basis, decreased $1.4 million, or 4.2%, when compared to the prior year. The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets. The average rate earned on interest-earning assets decreased 38 basis points from 5.27% for the year ended December 31, 2010 to 4.89% in the current year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans, including those transferred to nonaccrual during the current year. Average interest-earning assets increased $20.8 million in 2011, or 3.3%, over the 2010 amount with average loans increasing $1.1 million and investment securities increasing $19.9 million.

Interest expense decreased $1.8 million, or 20.7%, during the year ended December 31, 2011 to $7.0 million. The decrease was attributable to a decline in the average rate paid on deposits partially offset by an increase in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 1.31% for the year ended December 31, 2011 compared to 1.70% during 2010, reflecting a general decline in rates paid on deposits. Average interest-bearing liabilities were $529.8 million for the year ended December 31, 2011, reflecting an increase of $12.3 million, or 2.4%, when compared to $517.5 million for the year ended December 31, 2010. The increase in average interest-bearing liabilities is primarily attributable to the Corporation’s expanding customer base. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source help to lower cost of funds and provide for better management of interest rate risk. There were no brokered certificates of deposit utilized during 2011.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2011, 2010 and 2009 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2011			2010			2009
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$461,808	$26,357	5.71%	$460,721	$27,336	5.93%	$445,586	$26,981	6.06%
Taxable investment securities	162,035	4,125	2.55	142,146	4,593	3.23	138,514	6,131	4.43
Tax-exempt investment securities (2)	32,162	1,625	5.05	31,107	1,587	5.10	30,057	1,590	5.29
Other interest-earning assets	796	42	5.28	2,055	26	1.27	124	9	7.26
Total interest-earning assets	656,801	32,149	4.89	636,029	33,542	5.27	614,281	34,711	5.65

Non-interest-earning assets:
Allowance for loan losses	(10,921)			(8,399)			(6,193)
Other assets	55,690			45,886			34,474
Total assets	$701,570			$673,516			$642,562

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,887	$1,740	0.70%	$237,616	$2,904	1.22%	$190,522	$2,549	1.34%
Savings deposits	52,370	136	0.26	47,251	169	0.36	42,328	206	0.49
Time deposits	172,791	2,984	1.73	171,745	3,551	2.07	191,738	6,038	3.15
Repurchase agreements	15,246	735	4.82	15,221	736	4.84	15,315	754	4.92
FHLB-NY borrowings	33,339	865	2.59	38,486	970	2.52	44,651	979	2.19
Subordinated debentures	7,217	504	6.98	7,217	448	6.21	7,217	285	3.95
Total interest-bearing liabilities	529,850	6,964	1.31	517,536	8,778	1.70	491,771	10,811	2.20
Noninterest-bearing liabilities:
Demand deposits	112,646			98,507			93,030
Other liabilities	3,503			3,649			4,870
Stockholders' equity	55,571			53,824			52,891
Total liabilities and stockholders equity	$701,570			$673,516			$642,562

Net interest income (taxable equivalent basis)		25,185			24,764			23,900
Tax equivalent adjustment		(575)			(558)			(555)
Net interest income		$24,610			$24,206			$23,345

Net interest spread (taxable equivalent basis)			3.58%			3.57%			3.45%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.83%			3.89%			3.89%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.
18

The following table analyzes net interest income for the year ended December 31, 2011 over the year ended December 31, 2010 in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2011 Versus 2010			2010 Versus 2009
	(In thousands)

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$64	$(1,043)	$(979)	$905	$(550)	$355
Taxable investment securities	589	(1,057)	(468)	157	(1,695)	(1,538)
Tax-exempt investment securities	53	(15)	38	55	(58)	(3)
Other interest-earning assets	(24)	40	16	30	(13)	17

Total interest-earning assets	682	(2,075)	(1,393)	1,147	(2,316)	(1,169)

Interest expense:

Interest-bearing demand deposits	132	(1,296)	(1,164)	590	(235)	355
Savings deposits	17	(50)	(33)	22	(59)	(37)
Time deposits	22	(589)	(567)	(579)	(1,908)	(2,487)
Repurchase agreements	1	(2)	(1)	(5)	(13)	(18)
FHLB borrowings	(133)	28	(105)	(145)	136	(9)
Subordinated debentures	-	56	56	-	163	163

Total interest-bearing liabilities	39	(1,853)	(1,814)	(117)	(1,916)	(2,033)

Net change in net interest income	$643	$(222)	$421	$1,264	$(400)	$864

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

The loan loss provision of $10.8 million for the year ended December 31, 2011 was higher than the $9.6 million loan loss provision recorded for the year ended December 31, 2010. The allowance for loan loss was $11.6 million, or 2.54% of total loans as of December 31, 2011 compared to $8.5 million, or 1.88% of total loans a year earlier.

The loan loss provision takes into account growth in the loan portfolio and an increase in nonperforming loans as well as the impact of chargeoffs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonaccrual loans increased from $22.5 million, or 4.98% of total loans, at December 31, 2010 to $27.7 million, or 6.08% of total loans at December 31, 2011. During the year ended December 31, 2011, the Corporation charged off loans totaling $7.8 million compared to loans charged off of $8.1 million in the prior year. The allowance for loan losses related to the impaired loans increased from $1.6 million at December 31, 2010 to $3.1 million at December 31, 2011 due, in part, to chargeoffs down to the net realizable value of collateral for some of the impaired loans.

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

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, income derived from bank owned life insurance, gain on sales of mortgage loans and income derived from debit cards and ATM usage. In addition, gains from calls and sales of securities are reflected as noninterest income.

Noninterest income increased $773,000 to $5.2 million for the year ended December 31, 2011 as compared to $4.4 million for the prior year. For the year ended December 31, 2011, noninterest income included $1.2 million from gains on calls and sales of securities compared to $1.1 million in 2010. Gains on sales of mortgage loans totaled $1.2 million for 2011, an increase from $671,000 for the year ended December 31, 2010 resulting from lower mortgage loan interest rates and the Corporation’s promotion of a no cost closing program. The increase in the activity for the current year resulted in an increase in the volume of loans sold and ultimately, an increase in gains on mortgages sold.

Noninterest Expense

Noninterest expense for the years ended December 31, 2011 and 2010 were $18.7 million and $17.9 million, respectively. Noninterest expense for 2011 reflects higher salary and employee benefits expense, reflective of the increase in mortgage loan activity and associated with the management of nonperforming assets. Partially offsetting these expense increases is a decrease in the FDIC insurance premiums reflecting a recent change in the quarterly assessment base.

Income Taxes

For the year ended December 31, 2011, income taxes represented a benefit of $415,000 compared to a benefit of $165,000 for the year ended December 31, 2010. The tax benefit for both years reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower earnings.

Financial Condition

Total assets at December 31, 2011 were $708.8 million, an increase of $20.7 million, or 2.9%, over the $688.1 million at December 31, 2010. This increase in assets reflects, among other things, a $32.3 million increase in securities available for sale and a $4.7 million increase in other real estate owned partially offset by a $6.2 million decrease in cash and cash equivalents, a $7.0 million decrease in securities held to maturity and a $5.1 million decrease in mortgage loans held for sale.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2011, net of allowance for loan losses, totaled $444.8 million, an increase of $1.6 million, or less than a 1% increase over the $443.2 million at December 31, 2010. Residential real estate mortgages increased $12.5 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $259.5 million, or 56.8% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $10.9 million from $248.5 million, or 55.0% of the total loan portfolio at December 31, 2010. Commercial loans decreased $7.0 million to $102.5 million, representing 22.5% of the total loan portfolio. Consumer installment loans and home equity loans decreased $8.2 million and $3.1 million, respectively, partially attributable to borrowers continuing to consolidate secondary liens on their homes as they refinance in the lower interest rate environment.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey and therefore collectability of the loan portfolio is susceptible to changes in real estate market conditions in the northern New Jersey market. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2011, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Real estate mortgage:
Residential (1)	$54,946	$43,020	$36,246	$40,337	$44,719
Commercial (1)	259,462	248,527	246,212	226,183	209,082

Commercial loans	102,500	109,527	114,893	100,282	89,845

Consumer loans:
Installment (2)	21,310	29,522	41,006	51,290	56,796
Home equity	17,889	20,965	21,779	21,208	19,723
Other	306	305	340	356	424

Total gross loans	456,413	451,866	460,476	439,656	420,589
Less: Allowance for loan losses	11,604	8,490	6,920	5,166	4,457
Deferred loan fees	6	131	437	387	442
Net loans	$444,803	$443,245	$453,119	$434,103	$415,690

(1) Includes construction loans.
(2) Includes automobile, home improvement, second mortgages and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2011 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$12,669	$11,145	$290,594	$314,408
Commercial	49,426	31,545	21,529	102,500
Consumer	1,006	4,411	34,088	39,505
Total gross loans	$63,101	$47,101	$346,211	$456,413

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2011, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$69,585	$232,154	$301,739
Commercial	31,083	21,991	53,074
Consumer	21,243	17,256	38,499
	$121,911	$271,401	$393,312

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

In establishing the allowance for loan losses, the Corporation utilizes a two tier approach by (1) identifying problem loans and allocating specific loss allowances to such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $11.6 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2011.

Nonperforming Assets

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned (i.e., property acquired through foreclosure or deed in lieu of foreclosure). The Corporation’s loans are generally placed in a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest or earlier if collection of principal or interest is considered doubtful. Interest previously accrued on these loans and not yet paid is charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash. Loans past due 90 days or more and accruing represent those loans which are sufficiently collateralized and management believes all interest and principal owed will be collected. Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform. Management can make concessions to the terms of the loan or reduce the contractual interest rates to below market rates in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans: (1)
Construction	$8,092	$2,303	$8,581	$2,575	$-
Residential real estate	779	1,106	1,131	-	-
Commercial real estate	9,302	10,540	5,109	291	73
Commercial	8,672	7,722	3,638	825	307
Consumer	891	829	1,197	539	75
Total nonaccrual loans	27,736	22,500	19,656	4,230	455

Loans past due 90 days or more and accruing: (2)
Construction	-	-	415	-	-
Commercial real estate	-	-	-	-	-
Commercial	-	-	-	353	25
Consumer	-	-	-	-	1
Total loans past due ninety days or more and accruing	-	-	415	353	26

Total nonperforming loans	27,736	22,500	20,071	4,583	481
Other real estate owed	5,288	615	-	-	-
Total nonperforming assets	$33,024	$23,115	$20,071	$4,583	$481

Restructured loans: (3)
Construction	$561	$-	$-	$-	$-
Commercial real estate	3,386	-	665	1,483	-
Commercial	2,032	130	2,181	372	-
Total restructured loans	$5,979	$130	$2,846	$1,855	$-

Allowance for loan losses	$11,604	$8,490	$6,920	$5,166	$4,457

Nonaccrual loans to total gross loans	6.08%	4.98%	4.27%	0.96%	0.11%

Nonperforming loans to total gross loans	6.08%	4.98%	4.36%	1.04%	0.11%

Nonperforming assets to total assets	4.66%	3.36%	3.02%	0.75%	0.08%

Allowance for loan losses to nonperforming loans	41.84%	37.73%	34.48%	112.72%	926.61%

(1)	Restructured loans classified in the nonaccrual category totaled $9.1 million, $4.0 million, $23,000, $22,000 and $73,000 for the years ended December 31, 2011, 2010, 2009, 2008 and, 2007, respectively.
(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.
(3)	Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not also in restructured loans.

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The identification of nonaccrual loans reflects careful monitoring of the loan portfolio. The Corporation has been diligent and proactive in identifying and dealing with problem credits and is focused on resolving the nonperforming loans and mitigating future losses in the portfolio. All delinquent loans continue to be reviewed by management.

At December 31, 2011, the nonaccrual loans were comprised of 95 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2010, nonperforming loans have increased $5.2 million to $27.7 million at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans increased to 41.84% at December 31, 2011 from 37.73% at December 31, 2010. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. In calculating this metric, the effect of an increase in the allowance for loan losses has been partially offset by an increase in nonperforming loans.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have remained elevated, we have recorded appropriate chargeoffs and the underlying collateral coverage for a considerable portion of the nonperforming loans currently supports the significant collection of our remaining principal.

For loans not included in nonperforming loans, at December 31, 2011, the level of loans past due 30-89 days was $1.0 million, an improvement from $12.4 million at December 31, 2010. We will continue to monitor delinquencies for early identification of new problem loans. While not a significantly large portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio. The Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments.

The adequacy of the allowance for loan losses is based upon management’s evaluation of the known and inherent risks in the portfolio, consideration of the size and composition of the loan portfolio, actual loan loss experience, the level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record an elevated provision for loan losses. For the years ended December 31, 2011 and 2010, the provision for loan losses was $10.845 million and $9.575 million, respectively. The total allowance for loan losses increased to 2.54% of total loans from a comparable ratio of 1.88% at December 31, 2010.

At December 31, 2011 and 2010, the Corporation had $15.1 million and $4.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $6.0 million and $130,000 were performing in accordance with their new terms at December 31, 2011 and 2010, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $1.2 million have been allocated for the troubled debt restructurings at December 31, 2011. No reserves for trouble debt restructurings were deemed necessary at December 31, 2010. As of December 31, 2011, the Corporation has committed $416,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. As of December 31, 2010, there were no additional funds committed on outstanding loans that were classified as troubled debt restructurings.

Included in performing restructured loans as of December 31, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. There is a signed contract for the sale of the property and upon closing of the sale transaction, the Corporation should collect all outstanding principal and accrued interest owed under the loan.

The December 31, 2011 balance in performing restructured loans also includes two loans to a related borrower for $1.1 million. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

For the year ended December 31, 2011, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $1.6 million, of which $0.2 million was included in interest income for the year ended December 31, 2011.

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

When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as loss against the allowance for loan losses. For the year ended December 31, 2011, net chargeoffs were $7.7 million. While many of the nonaccrual loans continue to make normal monthly payments, larger chargeoffs resulted from the borrowers’ inability to provide adequate documentation that they could continue to service their debt. Therefore, consideration has been given to any underlying collateral and appropriate chargeoffs recorded based, in general, on the deficiency of such collateral. In general, the chargeoffs reflect partial writedowns and full chargeoffs on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. While we have taken the conservative position of partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

As of December 31, 2011, there were $36.1 million of other loans not included in the above table, compared to $23.9 million at December 31, 2010, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$8,490	$6,920	$5,166	$4,457	$4,101

Loans charged off:
Construction	839	1,231	1,003	-	-
Residential real estate	112	25	85	-	-
Commercial real estate	1,911	1,241	-	-	-
Commercial	4,603	5,082	623	2,841	82
Consumer	304	519	215	61	103
Total loans charged off	7,769	8,098	1,926	2,902	185

Recoveries of loans previously charged off:
Construction	3	72	-	-	-
Commercial	29	10	93	-	-
Consumer	6	11	12	26	11
Total recoveries of loans previously charged off	38	93	105	26	11

Net loans charged off	7,731	8,005	1,821	2,876	174
Provisions charged to operations	10,845	9,575	3,575	3,585	530
Balance at end of period	$11,604	$8,490	$6,920	$5,166	$4,457

Net charge offs during the period to average loans outstanding during the period	1.67%	1.74%	0.41%	0.66%	0.05%

Balance of allowance for loan losses at the end of year to gross year end loans	2.54%	1.88%	1.50%	1.18%	1.06%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2011		2010		2009		2008		2007
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)
Real estate – Residential	$303	12.0%	$188	9.5%	$155	7.9%	$245	9.2%	$256	10.6%
Real estate – commercial	5,423	56.8%	4,038	55.0%	2,677	53.5%	2,164	51.4%	1,900	49.7%
Commercial	5,368	22.5%	3,745	24.2%	3,148	24.9%	2,086	22.8%	1,640	21.4%
Consumer	500	8.7%	512	11.3%	940	13.7%	671	16.6%	661	18.3%
Unallocated	10	-%	7	-%	-	-%	-	-%	-	-%
Total allowance for loan losses	$11,604	100.0%	$8,490	100.0%	$6,920	100.0%	$5,166	100.0%	$4,457	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is comprised of U.S. Treasury securities, U.S. government and agency obligations, mortgage-backed securities, state and political subdivision obligations and other equity investments, and has been classified as held to maturity or available for sale. Investments in debt securities that the Corporation has the positive intent and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders’ equity. Securities in the available for sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available for sale increased to $170.9 million at December 31, 2011, from $138.6 million at December 31, 2010, an increase of $32.3 million, or 23.3%. The increase in securities available for sale reflects the Corporation’s focus on liquidity in the current economic environment. Securities held to maturity decreased $7.0 million, or 15.5%, to $38.4 million at December 31, 2011 from $45.4 million at December 31, 2010.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2011		2010		2009
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury	$4,050	2.4%	$9,249	6.7%	$-	-%
U.S. government-sponsored agencies	20,744	12.1	13,586	9.8	32,286	31.3
Obligations of state and
political subdivisions	9,318	5.4	4,279	3.1	5,397	5.3
Mortgage-backed securities-residential	133,467	78.1	108,327	78.1	62,228	60.4
Other equity investments	3,346	2.0	3,187	2.3	3,115	3.0
Total	$170,925	100.0%	$138,628	100.0%	$103,026	100.0%

Securities held to maturity:
U.S. government-sponsored agencies	$2,770	7.2%	$4,208	9.3%	$19,921	29.4%
Obligations of state and
political subdivisions	24,575	64.1	26,148	57.6	27,038	39.9
Mortgage-backed securities-residential	11,009	28.7	15,038	33.1	20,758	30.7
Total	$38,354	100.0%	$45,394	100.0%	$67,717	100.0%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available for sale as of December 31, 2011. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$-	$4,050	$-	$-	$4,050
Yield	-%	0.70%	-%	-%	0.70%
U.S. government-sponsored agencies:
Carrying value	-	1,022	10,017	9,705	20,744
Yield	-%	1.40%	2.04%	2.08%	2.03%
Obligations of state and political subdivisions:
Carrying value	-	348	6,999	1,971	9,318
Yield	-%	3.64%	2.37%	3.75%	2.71%
Total carrying value	$-	$5,420	$17,016	$11,676	$34,112
Weighted average yield	-%	1.02%	2.18%	2.36%	2.06%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s securities held to maturity as of December 31, 2011. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Carrying value	$-	$-	$262	$2,508	$2,770
Yield	-%	-%	4.54%	4.22%	4.25%
Obligations of state and political subdivisions:
Carrying value	913	14,032	8,961	669	24,575
Yield	2.14%	3.34%	3.75%	4.01%	3.46%
Total carrying value	$913	$14,032	$9,223	$3,177	$27,345
Weighted average yield	2.14%	3.34%	3.77%	4.18%	3.54%

Deposits

The Corporation had deposits at December 31, 2011 totaling $593.6 million, an increase of $17.9 million, or 3.1%, over the comparable period of 2010, when deposits totaled $575.6 million. The Corporation relied on its branch network and current competitive products and services to provide growth during 2011. There were no brokered certificates of deposit at December 31, 2011 or 2010.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand	$115,776	19.5%	$99,723	17.3%	$88,427	16.7%
Interest-bearing demand	249,058	41.9%	248,240	43.1%	218,284	41.2%
Saving deposits	57,967	9.8%	47,692	8.3%	45,783	8.6%
Certificates of deposit	170,751	28.8%	179,948	31.3%	177,436	33.5%
Total	$593,552	100.0%	$575,603	100.0%	$529,930	100.0%

As of December 31, 2011, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (In thousands):

Three months or less	$14,867
Four months through six months	15,024
Seven months through twelve months	19,361
Over twelve months	53,096

Total	$102,348

Borrowings

Although deposits with the Bank are the Corporation’s primary source of funds, the Corporation’s policy has been to utilize borrowings to the extent that they are a less costly source of funds, when the Corporation desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk. The Corporation’s borrowings are a combination of advances from the Federal Home Loan Bank of New York (“FHLB-NY”), including overnight repricing lines of credit, and, to a lesser extent, securities sold under agreement to repurchase.

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2011. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate mortgage	$24,525	$40,862	$249,021	$-	$314,408
Commercial	51,486	12,480	38,534	-	102,500
Consumer	18,182	2,450	18,873	-	39,505
Mortgage loans held for sale	4,711	-	-	-	4,711
Investment securities (1)	20,091	33,211	158,455	-	211,757
Other assets	409	-	-	35,528	35,937
Total assets	$119,404	$89,003	$464,883	$35,528	$708,818

Source of funds:
Interest-bearing demand	$249,058	$-	$-	$-	$249,058
Savings	57,967	-	-	-	57,967
Certificate of deposit	26,851	61,344	82,556	-	170,751
FHLB of NY advances	4,700	3,000	25,000	-	32,700
Repurchase agreements	14,000	342	-	-	14,342
Subordinated debenture	-	-	7,217	-	7,217
Other liabilities	-	-	-	118,991	118,991
Stockholders' equity	-	-	-	57,792	57,792
Total source of funds	$352,576	$64,686	$114,773	$176,783	$708,818

Interest rate sensitivity gap	$(233,172)	$(24,317)	$350,110	$(141,255)
Cumulative interest rate sensitivity gap	$(233,172)	$(208,855)	$141,255	$-

Ratio of GAP to total assets	-32.9%	3.4%	49.4%	-19.9%
Ratio of cumulative GAP assets to total assets	-32.9%	-29.5%	19.9%	-%

(1) Includes securities held to maturity, securities available for sale and FHLB-NY stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2011, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 8.8%, or $2.3 million, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 5.3% or $1.4 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents – beginning	$19,983	$8,871
Operating activities:
Net income	684	1,233
Adjustments to reconcile net income to net cash provided by operating activities	15,385	(698)
Net cash provided by operating activities	16,069	535
Net cash used in investing activities	(40,160)	(13,643)
Net cash provided by financing activities	17,806	24,220
Net increase (decrease) in cash and cash equivalents	(6,285)	11,112
Cash and cash equivalents – ending	$13,698	$19,983

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$4,299	$920	$1,561	$514	$1,304
Total contracted cost obligations	$4,299	$920	$1,561	$514	$1,304

Other long-term liabilities/long-term debt
Time deposits	$170,751	$87,829	$72,365	$10,557	$-
Federal Home Loan Bank advances	32,700	7,700	5,000	10,000	10,000
Securities sold under agreements to repurchase	14,342	342	14,000	-	-
Subordinated debentures	7,217	-	-	-	7,217
Total other long-term liabilities/long-term debt	$225,010	$95,871	$91,365	$20,557	$17,217

Other commitments - off balance sheet
Letters of credit	$1,552	$1,287	$265	$-	$-
Commitments to extend credit	15,838	15,838	-	-	-
Unused lines of credit	67,504	67,504	-	-	-
Total off balance sheet arrangements and contractual obligations	$84,894	$84,629	$265	$-	$-

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $16 million on an unsecured basis.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $1.6 million commitments under standby and commercial letters of credit, $1.3 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2011, the Corporation had residential mortgage commitments to extend credit aggregating approximately $339,000 with a variable rate of 3.25% and $7.9 million at fixed rates averaging 4.08%. Approximately $7.1 million of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $6.8 million were extended with variable rates averaging 5.29% and $804,000 were extended at fixed rates averaging 6.38%. Generally, commitments were due to expire within approximately 120 days.

The unused lines of credit consist of $14.7 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.9 million relating to an unsecured overdraft protection program, and $47.9 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2011.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action

Leverage ratio *
Corporation	8.86%	4.00%	N/A
Bank	8.57%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	12.65%	4.00%	N/A
Bank	12.22%	4.00%	6.00%

Total
Corporation	13.91%	8.00%	N/A
Bank	13.49%	8.00%	10.00%

* The minimum leverage ratio set by the FRB and the FDIC is 3.00%. Institutions, which are not “top-rated”, will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

On September 1, 2011, in exchange for issuing 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, the Corporation received $15.0 million as part of the Treasury’s SBLF program. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

Using proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Shares”) previously issued under the TARP CPP, for a purchase price of $10,022,222, including accrued but unpaid dividends through the date of repurchase.

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

On October 26, 2011, the Corporation completed the repurchase of the 10-year warrant held by the Treasury which was issued as part of the Corporation's participation in the TARP CPP, and entitled the Treasury to purchase 133,475 shares of the Corporation’s Common Stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the Treasury to repurchase the warrant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary

Midland Park, New Jersey

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Livingston, New Jersey

March 30, 2012

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Financial Condition

	December 31,
	2011	2010
Assets
Cash and due from banks	$13,289,000	$19,838,000
Other interest-earning assets	409,000	145,000
Cash and cash equivalents	13,698,000	19,983,000

Securities available for sale	170,925,000	138,628,000
Securities held to maturity; estimated fair value
of $40,984,000 (2011) and $47,316,000 (2010)	38,354,000	45,394,000
Federal Home Loan Bank of New York stock, at cost	2,478,000	2,497,000
Mortgage loans held for sale	4,711,000	9,818,000
Loans, net of allowance for loan losses of $11,604,000 (2011)
and $8,490,000 (2010)	444,803,000	443,245,000
Premises and equipment, net	6,101,000	6,395,000
Accrued interest receivable	2,618,000	2,806,000
Other real estate owned, net	5,288,000	615,000
Bank owned life insurance	10,145,000	9,819,000
Other assets	9,697,000	8,918,000

Total assets	$708,818,000	$688,118,000

Liabilities and Stockholders' equity

Liabilities
Deposits:
Noninterest-bearing	$115,776,000	$99,723,000
Interest-bearing	477,776,000	475,880,000
Total deposits	593,552,000	575,603,000

Federal Home Loan Bank of New York advances – short term	7,700,000	3,000,000
Federal Home Loan Bank of New York advances – long term	25,000,000	33,000,000
Securities sold under agreements to repurchase	14,342,000	14,642,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	775,000	977,000
Accrued expenses and other liabilities	2,440,000	1,547,000

Total liabilities	651,026,000	635,986,000

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
15,000 and 10,000 shares issued and outstanding at
December 31, 2011 and 2010, respectively. Liquidation
preference of $15,000,000 and $10,000,000, respectively	14,955,000	9,796,000
Common stock, no par value; 10,000,000 shares authorized;
5,882,504 and 5,847,844 shares issued; 5,882,504 and 5,846,927
shares outstanding at December 31, 2011 and 2010, respectively	40,420,000	40,516,000
Treasury stock, 917 shares at December 31, 2010	-	(13,000)
Retained earnings	1,043,000	1,959,000
Accumulated other comprehensive income (loss), net	1,374,000	(126,000)
Total Stockholders' equity	57,792,000	52,132,000

Total liabilities and Stockholders' equity	$708,818,000	$688,118,000

See accompanying notes to consolidated financial statements

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
Interest income:
Loans	$26,312,000	$27,290,000
Securities held to maturity:
Taxable	687,000	1,239,000
Nontaxable	878,000	918,000
Securities available for sale:
Taxable	3,316,000	3,219,000
Nontaxable	217,000	157,000
FHLB dividends	122,000	135,000
Other interest-earning assets	42,000	26,000
Total interest income	31,574,000	32,984,000

Interest expense:
Deposits	4,860,000	6,624,000
Borrowed money	2,104,000	2,154,000
Total interest expense	6,964,000	8,778,000
Net interest income before provision for loan losses	24,610,000	24,206,000
Provision for loan losses	10,845,000	9,575,000
Net interest income after provision for loan losses	13,765,000	14,631,000

Noninterest income:
Fees and service charges	2,074,000	1,990,000
Bank owned life insurance	325,000	331,000
Gain on calls and sales of securities, net	1,161,000	1,081,000
Gain on sales of mortgage loans	1,209,000	671,000
Miscellaneous	391,000	314,000
Total noninterest income	5,160,000	4,387,000

Noninterest expense:
Salaries and employee benefits	8,983,000	8,331,000
Occupancy, net	2,023,000	1,954,000
Equipment	970,000	1,129,000
Data processing	1,351,000	1,322,000
Advertising	446,000	523,000
FDIC insurance premium	714,000	976,000
Charitable contributions	398,000	360,000
Stationery and supplies	196,000	258,000
Legal	502,000	446,000
Bank-card related services	496,000	435,000
Other real estate owned	85,000	61,000
Miscellaneous	2,492,000	2,155,000
Total noninterest expenses	18,656,000	17,950,000
Income before income tax benefit	269,000	1,068,000
Income tax benefit	(415,000)	(165,000)
Net income	684,000	1,233,000
Dividends on preferred stock and accretion	558,000	550,000
Net Income available to common stockholders	$126,000	$683,000

Basic earnings per common share	$0.02	$0.12

Diluted earnings per common share	$0.02	$0.12

Weighted average number of common shares outstanding	5,861,465	5,843,419

Weighted average number of diluted common shares outstanding	5,861,465	5,843,756

See accompanying notes to consolidated financial statements
37

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2011 and 2010
							Accumulated
							Other
							Compre- hensive
	Preferred	Common Stock		Retained	Treasury Stock		Income
	Stock	Shares	Amount	Earnings	Shares	Amount	(Loss), Net	Total

Balance -- December 31, 2009	$9,736,000	5,834,515	$40,415,000	$2,922,000	-	$-	$438,000	$53,511,000
Cash dividends declared ($0.28 per share)	-	-	-	(1,636,000)	-	-	-	(1,636,000)
Payment of discount on dividend reinvestment plan	-	-	(29,000)	-	-	-	-	(29,000)
Cash dividends declared on preferred stock	-	-	-	(500,000)	-	-	-	(500,000)
Common stock issued under stock plans	-	3,036	24,000	-	3,644	30,000	-	54,000
Stock option compensation expense	-	-	51,000	-	-	-	-	51,000
Repurchase of treasury stock for stock options	-	-	-	-	(4,561)	(43,000)	-	(43,000)
Stock options exercised	-	9,376	55,000	-	-	-	-	55,000
Accretion of discount on preferred stock	50,000	-	-	(50,000)	-	-	-	-
Amortization of issuance costs	10,000	-	-	(10,000)	-	-	-	-
Comprehensive income:
Net income	-	-	-	1,233,000	-	-	-	1,233,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $220,000)	-	-	-	-	-	-	334,000	334,000
Reclassification adjustment for gains in net income (net of taxes of $426,000)	-	-	-	-	-	-	(655,000)	(655,000)
Change in fair value of interest rate swap (net of taxes of $162,000)	-	-	-	-	-	-	(243,000)	(243,000)
Total comprehensive income								669,000
Balance -- December 31, 2010	9,796,000	5,846,927	40,516,000	1,959,000	(917)	(13,000)	(126,000)	52,132,000

Proceeds from issuance of preferred stock	15,000,000	-	-	-	-	-	-	15,000,000
Preferred stock issuance costs	(48,000)	-	-	-	-	-	-	(48,000)
Repurchase of preferred stock	(10,000,000)	-	-	-	-	-	-	(10,000,000)
Redemption of common stock warrants	-	-	(269,000)	161,000	-	-	-	(108,000)
Cash dividends declared ($0.20 per share)	-	-	-	(1,171,000)	-	-	-	(1,171,000)
Payment of discount on dividend reinvestment plan	-	-	(15,000)	-	-	-	-	(15,000)
Cash dividends declared on preferred stock	-	-	-	(383,000)	-	-	-	(383,000)
Common stock issued under dividend Reinvestment plan	-	19,298	94,000	-	-	-	-	94,000
Common stock issued under stock plans	-	16,279	75,000	-	917	13,000	-	88,000
Stock option compensation expense	-	-	19,000	-	-	-	-	19,000
Accretion of discount on preferred stock	174,000	-	-	(174,000)	-	-	-	-
Amortization of issuance costs	33,000	-	-	(33,000)	-	-	-	-
Comprehensive income:
Net income	-	-	-	684,000	-	-	-	684,000
Change in unrealized holding gains on securities available for sale arising during the period (net of taxes of $1,495,000)	-	-	-	-	-	-	2,342,000	2,342,000
Reclassification adjustment for gains in net income (net of taxes of $457,000)	-	-	-	-	-	-	(704,000)	(704,000)
Change in fair value of interest rate swap (net of taxes of $92,000)	-	-	-	-	-	-	(138,000)	(138,000)
Total comprehensive income								2,184,000
Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	-	$-	$1,374,000	$57,792,000

See accompanying notes to consolidated financial statements
38

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010

Net income	$684,000	$1,233,000

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale arising during the period	3,837,000	554,000
Reclassification adjustment for gains in net income	(1,161,000)	(1,081,000)
Net unrealized gain (losses)	2,676,000	(527,000)
Tax effect	(1,038,000)	206,000
Net unrealized gain (losses), net of tax amount	1,638,000	(321,000)

Change in fair value of interest rate swap	(230,000)	(405,000)
Tax effect	92,000	162,000
Change in fair value of interest rate swap, net of tax amount	(138,000)	(243,000)

Total other comprehensive income (loss)	1,500,000	(564,000)

Total comprehensive income	$2,184,000	$669,000

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	At December 31,
	2011	2010

Unrealized gain on securities available for sale	$1,910,000	$272,000
Unrealized loss on fair value of interest rate swap	(536,000)	(398,000)

Accumulated other comprehensive income (loss), net	$1,374,000	$(126,000)

See accompanying notes to consolidated financial statements
39

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$684,000	$1,233,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	594,000	775,000
Amortization of premiums and accretion of discounts, net	1,372,000	1,094,000
Accretion of deferred loan fees	(16,000)	(112,000)
Provision for loan losses	10,845,000	9,575,000
Originations of mortgage loans held for sale	(85,615,000)	(58,713,000)
Proceeds from sale of mortgage loans	91,931,000	50,226,000
Gain on sale of mortgage loans	(1,209,000)	(671,000)
Gains on sales and calls of securities	(1,161,000)	(1,081,000)
(Gain) loss on sale of OREO	(10,000)	40,000
Deferred income tax benefit	(1,338,000)	(851,000)
Decrease in accrued interest receivable	188,000	361,000
Decrease in accrued interest payable	(202,000)	(216,000)
Earnings on bank owned life insurance	(325,000)	(331,000)
Stock option expense	19,000	51,000
Increase in other assets	(442,000)	(322,000)
Increase (decrease) in other liabilities	754,000	(523,000)
Net cash provided by operating activities	16,069,000	535,000

Cash flows from investing activities:
Purchase of securities available for sale	(97,018,000)	(121,488,000)
Proceeds from maturities and principal repayments on securities available for sale	21,148,000	19,990,000
Proceeds from sales and calls on securities available for sale	46,245,000	65,676,000
Purchase of securities held to maturity	-	(5,566,000)
Proceeds from maturities and principal repayments on securities held to maturity	4,938,000	6,433,000
Proceeds from calls of securities held to maturity	1,895,000	21,135,000
Sale of FHLB-NY stock	19,000	730,000
Net increase in loans	(17,453,000)	(1,244,000)
Proceeds from sale of other real estate owned	366,000	1,000,000
Additions to premises and equipment	(300,000)	(309,000)
Net cash used in investing activities	(40,160,000)	(13,643,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	16,053,000	11,296,000
Net increase in interest-bearing deposits	1,896,000	34,377,000
Net decrease in securities sold under agreements to repurchase	(300,000)	(754,000)
Net increase (decrease) in short term borrowings	4,700,000	(18,600,000)
Repayment of long term borrowings	(18,000,000)	-
Proceeds from long term borrowings	10,000,000	-
Proceeds from issuance of preferred stock, net of issuance costs	14,952,000	-
Repurchase of preferred stock and warrant	(10,108,000)	-
Cash dividends paid on common stock	(1,171,000)	(1,636,000)
Cash dividends paid on preferred stock	(383,000)	(500,000)
Payment of discount on dividend reinvestment plan	(15,000)	(29,000)
Repurchase of treasury stock for stock options	-	(43,000)
Exercise of stock options	-	55,000
Issuance of common stock	182,000	54,000
Net cash provided by financing activities	17,806,000	24,220,000

Net (decrease) increase in cash and cash equivalents	(6,285,000)	11,112,000
Cash and cash equivalents - beginning	19,983,000	8,871,000
Cash and cash equivalents - ending	$13,698,000	$19,983,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,165,000	$8,994,000
Cash paid during the year for income taxes	$1,880,000	$2,277,000
Transfers from loans to other real estate owned	$5,067,000	$1,655,000

See accompanying notes to consolidated financial statements
40

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (“the Bank”), together referred to as “the Corporation”. The Bank includes its wholly-owned subsidiaries, Stewardship Investment Corporation (whose primary business is to own and manage an investment portfolio), Stewardship Realty LLC (whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey), Atlantic Stewardship Insurance Company, LLC (whose primary business is insurance) and several other subsidiaries formed to hold title to properties acquired through foreclosure or deed in lieu of foreclosure. The Bank’s subsidiaries have an insignificant impact on the daily operations. All intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-

term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Construction – Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required. If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

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

Consumer loans – Consumer loans secured by real estate may entail greater risk than do residential mortgage loans due to a lower lien position. In addition, other consumer loans, particularly loans secured by assets that depreciate rapidly, such as motor vehicles, are subject to greater risk. In all cases, collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of property acquired through foreclosure or deed in lieu of foreclosure and property that is in-substance foreclosed. OREO is initially recorded at fair value less estimated selling costs. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. Subsequent adjustments to the carrying value are recorded in an allowance for OREO and charged to OREO expense.

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

Dividend Reinvestment Plan

The Corporation offers stockholders the opportunity to participate in a dividend reinvestment plan. Plan participants may reinvest cash dividends to purchase new shares of stock at 95% of the market value, based on the most recent trades. Cash dividends due the plan participants are utilized to acquire shares from either, or a combination of, the issuance of authorized shares or purchases of shares in the open market through an approved broker. The Corporation reimburses the broker for the 5% discount when the purchase of the Corporation’s stock is completed.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its stockholders. The Corporation's ability to pay cash dividends is based on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the proceeding two years. At December 31, 2011 the Bank could have paid dividends totaling approximately $2.0 million. At December 31, 2011, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating. Also, please see Note 11 with respect to restrictions on the Corporation’s ability to declare and pay dividends imposed by the Series B Preferred Shares.

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

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. This documentation includes linking the fair value of the cash flow hedge to the subordinated debt on the balance sheet. The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in cash flows of the subordinated debt.

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

Note 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on the Bank’s deposits. The average amounts of the reserves on deposit for each of the years ended December 31, 2011 and 2010 were approximately $25,000.

Note 3. SECURITIES - AVAILABLE FOR SALE AND HELD TO MATURITY

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,027,000	$23,000	$-	$4,050,000
U.S. government-sponsored agencies	20,702,000	46,000	4,000	20,744,000
Obligations of state and political subdivisions	8,866,000	461,000	9,000	9,318,000
Mortgage-backed securities-residential	130,912,000	2,583,000	28,000	133,467,000

Total debt securities	164,507,000	3,113,000	41,000	167,579,000
Other equity investments	3,287,000	59,000	-	3,346,000
	$167,794,000	$3,172,000	$41,000	$170,925,000

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$9,141,000	$109,000	$1,000	$9,249,000
U.S. government-sponsored agencies:	13,600,000	97,000	111,000	13,586,000
Obligations of state and political subdivisions	4,219,000	79,000	19,000	4,279,000
Mortgage-backed securities-residential	108,078,000	1,169,000	920,000	108,327,000

Total debt securities	135,038,000	1,454,000	1,051,000	135,441,000
Other equity investments	3,135,000	52,000	-	3,187,000
	$138,173,000	$1,506,000	$1,051,000	$138,628,000

Cash proceeds realized from sales and calls of securities available for sale for the years ended December 31, 2011 and 2010 were $46,245,000 and $65,676,000, respectively. There were gross gains totaling $1,157,000 and gross losses totaling $1,000 realized on sales or calls during the year ended December 31, 2011. The tax provision related to these realized gains was $455,000. There were gross gains totaling $1,107,000 and gross losses totaling $26,000 realized on sales or calls during the year ended December 31, 2010. The tax provision related to these realized gains was $375,000.

The fair value of available for sale securities pledged to secure public deposits for the year ending December 31, 2011 and 2010 was $1,440,000 and $706,000, respectively. There were no securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2011. The fair value of securities pledged to secure treasury tax and loan deposits for the year ending December 31, 2010 was $501,000. See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,770,000	$80,000	$-	$2,850,000
Obligations of state and political subdivisions	24,575,000	1,705,000	-	26,280,000
Mortgage-backed securities-residential	11,009,000	845,000	-	11,854,000
	$38,354,000	$2,630,000	$-	$40,984,000

	December 31, 2010
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$4,208,000	$146,000	$-	$4,354,000
Obligations of state and political subdivisions	26,148,000	1,046,000	20,000	27,174,000
Mortgage-backed securities-residential	15,038,000	750,000	-	15,788,000
	$45,394,000	$1,942,000	$20,000	$47,316,000

Cash proceeds realized from calls of securities held to maturity for the years ended December 31, 2011 and 2010 were $1,895,000 and $21,135,000, respectively. There were gross gains totaling $5,000 and no gross losses realized from calls for the year ended December 31, 2011. The tax provision related to these realized gains was $2,000. There were no gross gains and no gross losses realized from calls for the year ended December 31, 2010.

See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized above.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks and the Federal Home Loan Mortgage Corporation. At year end 2011 and 2010, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of stockholders' equity.

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2011 and 2010, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2011 and 2010.

Available for Sale

2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. government-
sponsored agencies	1,993,000	(4,000)	-	-	1,993,000	(4,000)
Obligations of state and political
subdivisions	1,335,000	(9,000)	-	-	1,335,000	(9,000)
Mortgage-backed securities-residential	10,637,000	(28,000)	-	-	10,637,000	(28,000)
Other equity investments	-	-	-	-	-	-
Total temporarily impaired securities	$13,965,000	$(41,000)	$-	$-	$13,965,000	$(41,000)

2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$1,522,000	$(1,000)	$-	$-	$1,522,000	$(1,000)
U.S. government-
sponsored agencies	3,418,000	(111,000)	-	-	3,418,000	(111,000)
Obligations of state and political
subdivisions	1,153,000	(19,000)	-	-	1,153,000	(19,000)
Mortgage-backed securities-residential	39,179,000	(920,000)	-	-	39,179,000	(920,000)
Other equity investments	-	-	-	-	-	-
Total temporarily impaired securities	$45,272,000	$(1,051,000)	$-	$-	$45,272,000	$(1,051,000)

Held to Maturity

2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and political
subdivisions	-	-	-	-	-	-
Mortgage-backed securities-residential	-	-	-	-	-	-
Total temporarily impaired securities	$-	$-	$-	$-	$-	$-

2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of state and political
subdivisions	1,403,000	(20,000)	-	-	1,403,000	(20,000)
Mortgage-backed securities-residential	-	-	-	-	-	-
Total temporarily impaired securities	$1,403,000	$(20,000)	$-	$-	$1,403,000	$(20,000)

Other-Than-Temporary-Impairment

At December 31, 2011, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Note 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2011 and 2010, respectively, the loan portfolio consisted of the following:

	December 31,
	2011	2010

Commercial:
Secured by real estate	$60,650,000	$65,200,000
Other	41,850,000	44,327,000
Commercial real estate	246,549,000	219,875,000
Construction:
Commercial	12,913,000	28,652,000
Residential	252,000	875,000
Residential real estate	54,694,000	42,145,000
Consumer:
Secured by real estate	38,278,000	49,360,000
Other	1,086,000	1,280,000
Other	141,000	152,000
Total gross loans	456,413,000	451,866,000

Less: Deferred loan fees, net of costs	6,000	131,000
Allowance for loan losses	11,604,000	8,490,000
	11,610,000	8,621,000

Loans, net	$444,803,000	$443,245,000

At December 31, 2011 and 2010, loans participated by the Corporation to other organizations totaled approximately $31,060,000 and $27,259,000, respectively. These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions in the ordinary course of business with directors, executive officers and principal stockholders of the Corporation and their affiliates. At December 31, 2011 and 2010, these loans aggregated approximately $2,434,000 and $2,389,000, respectively. During the year ended December 31, 2011, new loans totaling $1,481,000 were granted and repayments totaled approximately $1,436,000. The loans, at December 31, 2011, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	For the year ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Balance, beginning	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000
Provision charged to operations	6,197,000	3,742,000	386,000	231,000	281,000	5,000	3,000	10,845,000
Loans charged off	(4,603,000)	(1,911,000)	(839,000)	(112,000)	(296,000)	(8,000)	-	(7,769,000)
Recoveries of loans charged off	29,000	-	3,000	-	3,000	3,000	-	38,000

Balance, ending	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

For the year ended December 31, 2010

Balance, beginning	$6,920,000
Provision charged to operations	9,575,000
Loans charged off	(8,098,000)
Recoveries of loans charged off	93,000

Balance, ending	$8,490,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011 and 2010:

	December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan losses:
Ending Allowance balance attributable to loans

Individually evaluated for impairment	$1,908,000	$947,000	$266,000	$-	$-	$-	$-	$3,121,000

Collectively evaluated for impairment	3,460,000	3,996,000	214,000	303,000	498,000	2,000	10,000	8,483,000

Total ending allowance balance	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

Loans:
Loans individually evaluated for impairment	$10,265,000	$13,128,000	$8,653,000	$779,000	$891,000	$-	$-	$33,716,000

Loans collectively evaluated for impairment	92,235,000	233,421,000	4,512,000	53,915,000	38,473,000	141,000	-	422,697,000

Total ending Loan balance	$102,500,000	$246,549,000	$13,165,000	$54,694,000	$39,364,000	$141,000	$-	$456,413,000

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan losses:
Ending Allowance balance attributable to loans

Individually evaluated for impairment	$1,336,000	$276,000	$29,000	$3,000	$-	$-	$-	$1,644,000

Collectively evaluated for impairment	2,409,000	2,836,000	901,000	181,000	510,000	2,000	7,000	6,846,000

Total ending allowance balance	$3,745,000	$3,112,000	$930,000	$184,000	$510,000	$2,000	$7,000	$8,490,000

Loans:
Loans individually evaluated for impairment	$7,852,000	$10,540,000	$2,303,000	$1,106,000	$829,000	$-	$-	$22,630,000

Loans collectively evaluated for impairment	101,675,000	209,335,000	27,224,000	41,039,000	49,811,000	152,000	-	429,236,000

Total ending Loan balance	$109,527,000	$219,875,000	$29,527,000	$42,145,000	$50,640,000	$152,000	$-	$451,866,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2011	2010

Commercial:
Secured by real estate	$6,178,000	$5,924,000
Other	2,494,000	1,798,000
Commercial real estate	9,302,000	10,540,000
Construction:
Commercial	7,840,000	2,020,000
Residential	252,000	283,000
Residential real estate	779,000	1,106,000
Consumer:
Secured by real estate	891,000	829,000
Other	-	-
Other	-	-

Total nonaccrual loans	$27,736,000	$22,500,000

There were no loans past due 90 days and still on accrual at December 31, 2011or 2010.

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,306,000	$2,831,000		$2,260,000	$22,000
Other	-	-		396,000	23,000
Commercial real estate	10,691,000	8,523,000		7,110,000	52,000
Construction:
Commercial	8,453,000	7,609,000		2,888,000	26,000
Residential	-	-		219,000	-
Residential real estate	866,000	779,000		404,000	-
Consumer:
Secured by real estate	911,000	891,000		811,000	-
Other	-	-		-	-
Other	-	-		-	-

With an allowance recorded:
Commercial:
Secured by real estate	7,287,000	4,590,000	$468,000	4,788,000	34,000
Other	2,876,000	2,844,000	1,440,000	1,822,000	5,000
Commercial real estate	4,747,000	4,605,000	947,000	5,962,000	63,000
Construction:
Commercial	1,085,000	792,000	264,000	643,000	12,000
Residential	273,000	252,000	2,000	50,000	-
Residential real estate	-	-	-	537,000	-
Consumer:
Secured by real estate	-	-	-	31,000	-
Other	-	-	-	-	-
Other	-	-	-	-	-
Total nonperforming loans	$40,495,000	$33,716,000	$3,121,000	$27,921,000	$237,000

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$1,037,000	$911,000
Other	646,000	618,000
Commercial real estate	4,808,000	4,199,000
Construction:
Commercial	1,540,000	1,504,000
Residential	284,000	283,000
Residential real estate	716,000	716,000
Consumer:
Secured by real estate	1,037,000	829,000
Other	-	-
Other	-	-

With an allowance recorded:
Commercial:
Secured by real estate	6,056,000	5,013,000	$730,000
Other	1,311,000	1,310,000	606,000
Commercial real estate	6,777,000	6,341,000	276,000
Construction:
Commercial	959,000	516,000	29,000
Residential	-	-	-
Residential real estate	415,000	390,000	3,000
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total nonperforming loans	$25,586,000	$22,630,000	$1,644,000

For the year ended December 31, 2010

Average investment in impaired loans	$23,766,000

Interest income recognized on impaired loans	$216,000
56

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2011 and 2010. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$875,000	$546,000	$3,977,000	$5,398,000	$55,252,000	$60,650,000
Other	53,000	260,000	1,752,000	2,065,000	39,785,000	41,850,000
Commercial real estate	-	736,000	5,352,000	6,088,000	240,461,000	246,549,000
Construction:
Commercial	-	561,000	2,640,000	3,201,000	9,712,000	12,913,000
Residential	-	-	252,000	252,000	-	252,000
Residential real estate	-	-	779,000	779,000	53,915,000	54,694,000
Consumer:
Secured by real estate	581,000	-	719,000	1,300,000	36,978,000	38,278,000
Other	4,000	-	-	4,000	1,082,000	1,086,000
Other	-	-	-	-	141,000	141,000
Total	$1,513,000	$2,103,000	$15,471,000	$19,087,000	$437,326,000	$456,413,000

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$490,000	$4,014,000	$2,296,000	$6,800,000	$58,400,000	$65,200,000
Other	-	-	1,798,000	1,798,000	42,529,000	44,327,000
Commercial real estate	1,789,000	2,324,000	6,650,000	10,763,000	209,112,000	219,875,000
Construction:
Commercial	-	2,731,000	916,000	3,647,000	25,005,000	28,652,000
Residential	-	-	283,000	283,000	592,000	875,000
Residential real estate	-	458,000	1,106,000	1,564,000	40,581,000	42,145,000
Consumer:
Secured by real estate	114,000	449,000	829,000	1,392,000	47,968,000	49,360,000
Other	3,000	-	-	3,000	1,277,000	1,280,000
Other	-	-	-	-	152,000	152,000
Total	$2,396,000	$9,976,000	$13,878,000	$26,250,000	$425,616,000	$451,866,000

Troubled Debt Restructurings

At December 31, 2011 and 2010, the Corporation had $15.1 million and $4.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $6.0 million and $130,000 were performing in accordance with their new terms at December 31, 2011 and 2010, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $1.2 million have been allocated for the troubled debt restructurings at December 31, 2011. No reserves were deemed necessary at December 31, 2010. As of

December 31, 2011, the Corporation has committed $416,000 of additional funds to a single customer with an outstanding construction loan that is classified as troubled debt restructuring. As of December 31, 2010, the Corporation there were no additional funds committed on outstanding loans that were classified as troubled debt restructurings.

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans primarily represent an extension of the maturity date at terms more favorable than the current market terms for new debt with similar risk, including a lower interest rate. Many of the modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial:
Secured by real estate	15	$3,002,000	$3,002,000
Other	11	678,000	678,000
Commercial real estate	3	2,864,000	2,864,000
Construction:
Commercial	7	5,961,000	5,961,000
Residential	-	-	-
Residential real estate	-	-	-
Consumer:
Secured by real estate	-	-	-
Other	-	-	-
Other	-	-	-
Total trouble debt restructurings	36	$12,505,000	$12,505,000

For the year ended December 31, 2011, the troubled debt restructurings described above increased the allowance for loan losses by $1.6 million. There were $1.1 million of charge offs in 2011 related to these troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There are $813,000 of trouble debt restructurings that have defaulted since modification in 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$52,004,000	$3,234,000	$5,248,000	$164,000	$-	$60,650,000
Other	38,790,000	566,000	617,000	1,877,000	-	41,850,000
Commercial real estate	233,295,000	3,512,000	7,333,000	2,409,000	-	246,549,000
Construction:
Commercial	4,512,000	1,656,000	6,745,000	-	-	12,913,000
Residential	-	-	252,000	-	-	252,000
Total	$328,601,000	$8,968,000	$20,195,000	$4,450,000	$-	$362,214,000

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$59,206,000	$4,173,000	$1,801,000	$-	$20,000	$65,200,000
Other	42,399,000	618,000	-	1,267,000	43,000	44,327,000
Commercial real estate	209,512,000	4,668,000	5,695,000	-	-	219,875,000
Construction:
Commercial	26,631,000	1,614,000	407,000	-	-	28,652,000
Residential	592,000	283,000	-	-	-	875,000
Total	$338,340,000	$11,356,000	$7,903,000	$1,267,000	$63,000	$358,929,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2011 and 2010.

	December 31, 2011
	Current	Past Due and Nonaccrual	Total

Residential real estate	$53,915,000	$779,000	$54,694,000
Consumer:
Secured by real estate	36,978,000	1,300,000	38,278,000
Other	1,082,000	4,000	1,086,000
Total	$91,975,000	$2,083,000	$94,058,000

	December 31, 2010
	Current	Past Due and Nonaccrual	Total

Residential real estate	$40,581,000	$1,564,000	$42,145,000
Consumer:
Secured by real estate	47,968,000	1,392,000	49,360,000
Other	1,277,000	3,000	1,280,000
Total	$89,826,000	$2,959,000	$92,785,000

Note 5. PREMISES AND EQUIPMENT, NET

	December 31,
	2011	2010

Land	$2,999,000	$2,999,000
Buildings and improvements	2,936,000	2,932,000
Leasehold improvements	2,244,000	2,244,000
Furniture, fixtures and equipment	3,219,000	3,566,000
	11,398,000	11,741,000
Less: accumulated depreciation and amortization	5,297,000	5,346,000
Total premises & equipment, net	$6,101,000	$6,395,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $594,000 and $775,000 in 2011 and 2010, respectively.

Note 6. OTHER REAL ESTATE OWNED

	December 31,
	2011	2010

Acquired by foreclosure or deed in lieu of foreclosure	$3,873,000	$615,000
In-substance foreclosure	1,453,000	-
Allowance for losses on other real estate owned	(38,000)	-
Other real estate owned, net	$5,288,000	$615,000

Activity in the allowance for losses on other real estate owned was as follows:

	For the year ended December 31,
	2011	2010

Beginning of year	$-	$-
Additions charged to expense	38,000	-
End of year	$38,000	$-

Expenses related to other real estate owned include:

	For the year ended December 31,
	2011	2010

Net loss (gain) on sales	$(10,000)	$40,000
Provision for unrealized losses	38,000	-
Operating expenses, net of rental income	57,000	21,000
	$85,000	$61,000

Note 7. DEPOSITS

	December 31,
	2011	2010

Noninterest-bearing demand	$115,776,000	$99,723,000

NOW accounts	175,514,000	175,566,000
Money market accounts	73,544,000	72,674,000
Total interest-bearing demand	249,058,000	248,240,000

Statement savings and clubs	51,769,000	44,418,000
Business savings	6,198,000	3,274,000
Total savings	57,967,000	47,692,000

IRA investment and variable rate savings	38,257,000	37,659,000
Money market certificates	132,494,000	142,289,000
Total certificates of deposit	170,751,000	179,948,000

Total interest-bearing deposits	477,776,000	475,880,000

Total deposits	$593,552,000	$575,603,000

Certificates of deposit with balances of $100,000 or more at December 31, 2011 and 2010, totaled $102,348,000 and $100,704,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2012	$87,829,000
2013	46,376,000
2014	25,989,000
2015	4,517,000
2016	6,040,000
$170,751,000

Note 8. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2011		December 31, 2010
		Weighted Average		Weighted Average
Advances maturing	Amount	Rate	Amount	Rate

Within one year	$7,700,000	1.30%	$3,000,000	2.28%
After one year, but within two years	-	-%	3,000,000	2.86%
After two years, but within three years	5,000,000	1.72%	15,000,000	3.30%
After three years, but within four years	-	-%	-	-%
After four years, but within five years	10,000,000	1.64%	5,000,000	2.25%
After five years	10,000,000	1.85%	10,000,000	1.85%
	$32,700,000	1.64%	$36,000,000	2.63%

During the years 2011 and 2010, the maximum amount of FHLB-NY advances outstanding at any month end was $36.0 million and $48.7 million, respectively. The average amount of advances outstanding during the year ended December 31, 2011 and 2010 was $33.3 million and $38.5 million, respectively.

On August 19, 2011 the Corporation refinanced borrowings with the FHLB in the amount of $15.0 million. The FHLB advances repaid had a blended rate of 3.30% and an average life of 1.8 years. The new borrowings have a blended stated rate of 1.67% and an average life of 4.0 years. In connection with the repayment, the Corporation incurred a prepayment penalty of $814,000. The prepayment penalty is being amortized into earnings over the life of the new borrowings resulting in an effective interest rate for the borrowings of 2.75%. In addition, on December 14, 2011 the Corporation prepaid a borrowing with the FHLB in the amount of $5 million. This advance had a rate of 1.85% and a remaining life of 3.2 years. This transaction resulted in a prepayment penalty of $268,000 which was fully expensed in 2011 and is included in miscellaneous expense on the Consolidated Statement of Income.

At December 31, 2011, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2011 and 2010, the advances were collateralized by $37.7 million and $27.3 million, respectively, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $14.3 million and $21.0 million of investment securities as of December 31, 2011 and 2010, respectively. Based on the collateral the Corporation was eligible to borrow up to a total of $52.0 million at December 31, 2011 and $48.3 million at December 31, 2010.

The Corporation has the ability to borrow overnight with the FHLB-NY. At December 31, 2011 there was $4.7 million in overnight borrowings with the FHLB-NY. There were no overnight borrowings at December 31, 2010. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $16 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2011 and 2010.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

At December 31, 2011 and 2010, included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker to borrow $14.0 million with a maturity in 2014. The borrowing had a fixed interest rate of 3.25% for the first year and then converted to a floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker. The remaining balances at December 31, 2011 as well as the balances at December 31, 2010 were securities sold to Bank customers at fixed rates with a maturities varying from 91 days to one year. These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2011 and 2010, securities sold under agreements to repurchase were collateralized by U.S. Treasury and U.S. government-sponsored agency securities having a carrying value of approximately $19,269,000 and $20,949,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2011	2010

Balance	$14,342,000	$14,642,000
Weighted average interest rate at year end	5.04%	4.94%
Maximum amount outstanding at any month end
during the year	$16,993,000	$15,400,000
Average amount outstanding during the year	$15,246,000	$15,221,000
Average interest rate during the year	4.82%	4.84%

Note 9. SUBORDINATED DEBENTURES

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

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month London Interbank Offered Rate (LIBOR) plus 2.95%. At December 31, 2011 and 2010, the rate on both the Capital Securities and the Debentures was 3.51% and 3.20%, respectively. The Corporation has the right to defer payments of interest on the subordinated debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 10. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

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

At year end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed the institution's category.

Management believes that, as of December 31, 2011, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2011 and 2010 compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under the prompt corrective action regulations:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Leverage (Tier 1) capital
Consolidated	$63,418,000	8.86%	$28,634,000	4.00%	N/A	N/A
Bank	61,193,000	8.57%	28,546,000	4.00%	$35,683,000	5.00%

Risk-based capital:
Tier 1
Consolidated	63,418,000	12.65%	20,051,000	4.00%	N/A	N/A
Bank	61,193,000	12.22%	20,023,000	4.00%	30,034,000	6.00%

Total
Consolidated	69,750,000	13.91%	40,103,000	8.00%	N/A	N/A
Bank	67,516,000	13.49%	40,046,000	8.00%	50,057,000	10.00%

December 31, 2010
Leverage (Tier 1) capital
Consolidated	$59,258,000	8.58%	$27,631,000	4.00%	N/A	N/A
Bank	55,023,000	8.01%	27,487,000	4.00%	$34,359,000	5.00%

Risk-based capital:
Tier 1
Consolidated	59,258,000	12.20%	19,435,000	4.00%	N/A	N/A
Bank	55,023,000	11.34%	19,401,000	4.00%	29,101,000	6.00%

Total
Consolidated	65,361,000	13.45%	38,869,000	8.00%	N/A	N/A
Bank	61,116,000	12.60%	38,802,000	8.00%	48,502,000	10.00%

Note 11. PREFERRED STOCK

In connection with the Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion, on September 1, 2011, the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for an aggregate purchase price of $15 million, in cash.

Using the proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) previously issued under the Treasury’s Troubled Assets Relief

Program Capital Purchase Program (the “CPP”) for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase.

The terms of the newly-established Series B Preferred Shares provide for a liquidation preference of $1,000 per share and impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of the Corporation’s Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Company has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury may designate two additional directors to be elected to the Company’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the Federal Reserve, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are includable in Tier I capital for regulatory capital.

On October 26, 2011, the Corporation completed the repurchase of a warrant held by the United States Treasury Department. The 10-year warrant was issued on January 29, 2009 as part of the Corporation's participation in the Capital Purchase Program, and entitled the Treasury to purchase 133,475 shares of Stewardship Financial Corporation stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the Treasury to repurchase the warrant.

Note 12. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. There was no profit sharing plan expense for the year ended December 31, 2011 or 2010.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2011 and 2010 amounted to approximately $136,000 and $131,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation. Total stock purchases amounted to 8,824 and 6,108 shares during 2011 and 2010, respectively. At December 31, 2011, the Corporation had 202,108 shares reserved for issuance under this plan.

Note 13. STOCK-BASED COMPENSATION

At December 31, 2011, the Corporation had various types of stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 3,715 and 3,404 shares for 2011 and 2010, respectively. At December 31, 2011, the Corporation had 545,908 shares authorized but unissued for this plan.

Employee Stock Option Plan

The Employee Stock Option Plan provided for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee. There were no options granted during 2011 or 2010. While there are still options outstanding under this plan, the plan does not allow for additional grants after May 2006. Under the plan, the exercise price of options may be paid in cash or with shares already owned. There were no options exercised during 2011. During 2010, 4,561 shares were acquired to satisfy the exercise of options. A summary of the status of the qualified stock options as of December 31, 2011 and changes during the year then ended is presented as follows:

	2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	7,598	$11.19
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	7,598	$11.19

Intrinsic value at year end	$-
Options exercisable at year end	7,598
Intrinsic value of options exercisable	$-
Weighted-average remaining contractual term (years)	1.54

As noted in the table above, there were no options exercised for the year ended December 31, 2011. For the year ended December 31, 2010 the intrinsic value of options exercised was $33,000 for which the Corporation received cash in the amount of $12,000.

The following table summarizes information about the qualified employee stock options outstanding and exercisable at December 31, 2011:

	Number	Weighted-Average
Exercise	Outstanding	Remaining
Price	at 12/31/11	Life
$ 11.19	7,598	1.54 years

Non-Employee Directors Stock Option Plan

The 2006 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be granted to non-employee directors of the Corporation. The options granted under the plan had exercise prices which represented market price of the stock at the date of grant. No options have been granted since 2009. Under this plan, options vested in equal installments over a period of five years on an annual basis. Options expire on the earlier of the sixth anniversary of the date of the grant or May 15, 2012. At December 31, 2011 the Corporation had 9,724 shares authorized but unissued for this plan.

Total compensation cost that has been charged against income for these plans was $19,000 and $51,000 for the years ended December 31, 2011 and 2010, respectively.

A summary of the status of the nonqualified stock options issued under the 2006 Stock Option Plan for Non-Employee Directors as of December 31, 2011 is presented below:

	2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	57,130	$11.02
Forfeited	-	-
Outstanding at end of year	57,130	$11.02

Intrinsic value at year end	$-
Options exercisable at year end	57,130
Intrinsic value of options exercisable	$-
Weighted-average remaining contractual term (years)	0.37

No options were exercised under the 2006 Stock Option Plan for Non-Employee Directors during the years ended December 31, 2011 and 2010.

The following table summarizes information about the nonqualified Non-Employee Director stock options outstanding and exercisable at December 31, 2011:

	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining		Exercisable
Price	at 12/31/11	Life		at 12/31/11
$11.11	54,699	0.37	years	54,699
9.00	2,431	0.37		2,431
$11.02	57,130	0.37	years	57,130

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. During 2011 each non-employee director received an award of 250 shares under the 2010 Stock Incentive Plan for a total of 2,500 shares. In addition, during 2011 5,145 shares were awarded to employees. Total cost that has been charged against income for these plans was $26,000 for the year ended December 31, 2011. No awards were given during the year ended December 31, 2010. At December 31, 2011 the Corporation had 192,355 shares authorized but unissued for this plan.

Note 14. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 2011 and 2010:

	2011	2010

Net income	$684,000	$1,233,000
Dividends on preferred stock and accretion	558,000	550,000
Net income available to common stockholders	$126,000	$683,000

Weighted average common shares outstanding - basic	5,861,465	5,843,419
Effect of dilutive securities - stock options	-	337

Weighted average common shares outstanding - diluted	5,861,465	5,843,756

Earnings per common share:
Basic	$0.02	$0.54
Diluted	$0.02	$0.54

For the years ended December 31, 2011 and 2010, stock options to purchase 64,728 and 70,231 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive. The U.S. Treasury’s warrant to purchase 108,974 and 133,475 average shares of common stock for the years ended December 31, 2011 and 2010, respectively, was not considered in computing diluted earnings per common share because it was antidilutive.

Note 15. INCOME TAXES

The components of income tax (benefit) expense are summarized as follows:

	Years ended December 31,
	2011	2010
Current tax expense:
Federal	$1,050,000	$461,000
State	385,000	225,000
	1,435,000	686,000
Deferred tax (benefit) expense:
Federal	(1,432,000)	(661,000)
State	(432,000)	(200,000)
Valuation allowance	14,000	10,000
	(1,850,000)	(851,000)

	$(415,000)	$(165,000)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2011	2010

Federal income tax	$92,000	$363,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	(17,000)	23,000
Nontaxable interest income	(401,000)	(395,000)
Life insurance	(113,000)	(115,000)
Nondeductible expenses	17,000	24,000
Other items, net	7,000	(65,000)

Effective federal income taxes	$(415,000)	$(165,000)

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$4,635,000	$3,391,000
Accrued reserves	-	8,000
Stock compensation	107,000	99,000
Nonaccrual loan interest	1,136,000	594,000
Depreciation	406,000	374,000
Contribution carry forward	276,000	260,000
State capital loss carry forward	17,000	2,000
Unrealized loss on securities available for sale	-	59,000
	6,577,000	4,787,000
Valuation reserve	(129,000)	(115,000)
	6,448,000	4,672,000
Deferred tax liabilities:
Unrealized gains on securities available for sale	896,000	-
Other	4,000	19,000
	900,000	19,000

Net deferred tax assets	$5,548,000	$4,653,000

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

There were no unrecognized tax benefits during the years or at the years ended December 31, 2011 and 2010 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2011 and 2010. There were no tax interest and penalties accrued for the years ended December 31, 2011 and 2010.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2008.

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

At December 31, 2011, the Corporation had residential mortgage commitments to extend credit aggregating approximately $339,000 at variable rates averaging 3.25% and $8.0 million at fixed rates averaging 4.08%. Approximately $7.1 million of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $6.8 million were extended with variable rates averaging 5.29% and $804,000 were extended at fixed rates averaging 5.38%. Generally, commitments were due to expire within approximately 120 days.

Additionally, at December 31, 2011, the Corporation was committed for approximately $67.5 million of unused lines of credit, consisting of $14.7 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.9 million relating to an unsecured overdraft protection program, and $47.9 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $1.6 million at December 31, 2011, of which $1.3 million expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

Rental expense under long-term operating leases for branch offices amounted to approximately $1,132,000 and $1,089,000 during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ending December 31	Minimum Rent

2012	$920,000
2013	907,000
2014	654,000
2015	292,000
2016	222,000
Thereafter	1,304,000
$4,299,000

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

Interest Rate Swap Designated as Cash Flow Hedge: During the second quarter of 2009, the Corporation entered into a swap with an effective date of March 17, 2010. An interest rate swap with a notional amount of $7 million was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the years ended December 31, 2011 and 2010. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of December 31, 2011, the interest rate swap is secured by investment securities with a fair value of $1,013,000.

Summary information about the interest rate swap designated as a cash flow hedge as of December 31, 2011 is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Fair value	($893,000)

The net expense recorded on the swap transaction totaled $265,000 and $207,000 for the year ended December 31, 2011 and 2010, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of ($893,000) and ($664,000) at December 31, 2011 and 2010, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

For the year ended December 31, 2011
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$ (138,000)	$ -	$ -

For the year ended December 31, 2010
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$ (243,000)	$ -	$ -

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2011
Assets:
Available for sale securities
U.S. Treasuries	$4,050,000	$-	$4,050,000	$-
U.S. government -
sponsored agencies	20,744,000	-	20,744,000	-
Obligations of state and
political subdivisions	9,318,000	-	9,318,000	-
Mortgage-backed securities-
residential	133,467,000	-	133,467,000	-
Other equity investments	3,346,000	-	3,346,000	-
Total available for
sale securities	$170,925,000	$-	$170,925,000	$-
Liabilities:
Interest rate swap	$893,000	$-	$893,000	$-

	December 31, 2010
Assets:
Available for sale securities
U.S. Treasuries	$9,249,000	$-	$9,249,000	$-
U.S. government -
sponsored agencies	13,586,000	-	13,586,000	-
Obligations of state and
political subdivisions	4,279,000	-	4,279,000	-
Mortgage-backed securities-
residential	108,327,000	-	108,327,000	-
Other equity investments	3,187,000	-	3,187,000	-
Total available for
sale securities	$138,628,000	$-	$138,628,000	$-
Liabilities:
Interest rate swap	$664,000	$-	$664,000	$-

There were no transfers between Level 1 and Level 2 during 2011 and 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$2,945,000	$-	$-	$2,945,000
Other	-	-	-	-
Commercial real estate	2,417,000	-	-	2,417,000
Construction:
Commercial	4,569,000	-	-	4,569,000
Residential	250,000	-	-	250,000
Residential real estate	779,000	-	-	779,000
Consumer:
Secured by real estate	40,000	-	-	40,000
	$11,000,000	$-	$-	$11,000,000

	December 31, 2010
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,725,000	$-	$-	$1,725,000
Other	-	-	-	-
Commercial real estate	2,426,000	-	-	2,426,000
Construction:
Commercial	487,000	-	-	487,000
Residential	-	-	-	-
Residential real estate	387,000	-	-	387,000
Consumer:
Secured by real estate	-	-	-	-
	$5,025,000	$-	$-	$5,025,000

Collateral dependent impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $11,612,000, with a valuation allowance of $612,000, resulting in an additional provision for loan losses of $4,915,000 for the year ended December 31, 2011.

Collateral dependent impaired loans had a recorded investment of $9,060,000, with a valuation allowance of $1,644,000, resulting in an additional provision for loan losses of $1,886,000 for the year ended December 31, 2010.

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.

	December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$13,698,000	$13,698,000	$19,983,000	$19,983,000
Securities available for sale	170,925,000	170,925,000	138,628,000	138,628,000
Securities held to maturity	38,354,000	40,984,000	45,394,000	47,316,000
FHLB-NY stock	2,478,000	N/A	2,497,000	N/A
Net loans, including impaired loans	444,803,000	453,604,000	443,245,000	445,671,000
Accrued interest receivable	2,618,000	2,618,000	2,806,000	2,806,000

Financial liabilities:
Deposits	593,552,000	595,939,000	575,603,000	577,485,000
FHLB-NY Advances	32,700,000	33,482,000	36,000,000	33,892,000
Securities sold under agreements to repurchase	14,342,000	14,786,000	14,642,000	14,642,000
Subordinated debenture	7,217,000	6,297,000	7,217,000	6,803,000
Accrued interest payable	775,000	775,000	977,000	977,000
Interest rate swap	893,000	893,000	664,000	664,000

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

FHLB-NY advances – With respect to FHLB-NY borrowings, the carrying amount of the borrowings which mature in one day approximates fair value. For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect the interest rate risk and credit risk inherent in the term borrowings.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at December 31, 2011 and 2010 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2011 and 2010 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2011 and 2010, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 19. PARENT COMPANY ONLY

The Corporation was formed in January 1995 to operate its wholly-owned subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2011	2010
Assets

Cash and due from banks	$861,000	$1,793,000
Securities available for sale	-	1,216,000
Securities held to maturity	993,000	993,000
Investment in subsidiary	63,103,000	55,288,000
Accrued interest receivable	12,000	16,000
Other assets	646,000	541,000
Total assets	$65,615,000	$59,847,000

Liabilities and Stockholders’ Equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	606,000	498,000
Stockholders' equity	57,792,000	52,132,000
Total liabilities and Stockholders' equity	$65,615,000	$59,847,000

Condensed Statements of Income

	Years ended December 31,
	2011	2010

Interest income - securities available for sale	$23,000	$85,000
Interest income - securities held to maturity	54,000	54,000
Dividend income	-	1,750,000
Other income	27,000	(11,000)
Total income	104,000	1,878,000

Interest expense	504,000	448,000
Other expenses	306,000	337,000
Total expenses	810,000	785,000

(Loss) income before income tax benefit	(706,000)	1,093,000
Tax benefit	(239,000)	(222,000)
(Loss) income before equity in undistributed earnings of subsidiary	(467,000)	1,315,000
Equity in undistributed earnings of subsidiary	1,151,000	(82,000)
Net income	684,000	1,233,000
Dividends on preferred stock and accretion	558,000	550,000
Net income available to common stockholders	$126,000	$683,000

Condensed Statements of Cash Flows

	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$684,000	$1,233,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,151,000)	82,000
Amortization of premiums and accretion of discounts, net	4,000	7,000
(Gains) losses on sales and calls of securities	(19,000)	21,000
Decrease in accrued interest receivable	4,000	14,000
Increase in other assets	(102,000)	(39,000)
(Decrease) increase in other liabilities	(29,000)	14,000
Net cash (used in) provided by operating activities	(609,000)	1,332,000

Cash flows from investing activities:
Purchase of securities available for sale	-	(1,000,000)
Proceeds from principal repayments on securities available for sale	149,000	212,000
Proceeds from sales and calls on securities available for sale	1,071,000	3,054,000
Investment in subsidiary bank	(5,000,000)	-
Net cash (used in) provided by investing activities	(3,780,000)	2,266,000

Cash flows from financing activities:
Proceeds from issuance of preferred stock	14,952,000	-
Repurchase of preferred stock and warrant	(10,108,000)	-
Cash dividends paid on common stock	(1,171,000)	(1,636,000)
Cash dividends paid on preferred stock	(383,000)	(500,000)
Payment of discount on dividend reinvestment plan	(15,000)	(29,000)
Exercise of stock options	-	12,000
Issuance of common stock	182,000	54,000
Net cash provided by (used in) financing activities	3,457,000	(2,099,000)

Net (decrease) increase in cash and cash equivalents	(932,000)	1,499,000
Cash and cash equivalents - beginning	1,793,000	294,000
Cash and cash equivalents - ending	$861,000	$1,793,000

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2011 and 2010 (dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2011:

Interest income	$7,775	$8,033	$8,018	$7,748	$31,574
Interest expense	1,826	1,812	1,732	1,594	6,964
Net interest income before provision for loan losses	5,949	6,221	6,286	6,154	24,610
Provision for loan losses	1,675	1,915	2,330	4,925	10,845
Net interest income after provision for loan losses	4,274	4,306	3,956	1,229	13,765
Noninterest income	1,084	943	1,350	1,783	5,160
Noninterest expenses	4,684	4,536	4,615	4,821	18,656
Income (loss) before income tax expense (benefit)	674	713	691	(1,809)	269
Income tax expense (benefit)	191	128	113	(847)	(415)
Net income (loss)	483	585	578	(962)	684
Dividends on preferred stock and accretion	138	138	244	38	558
Net income (loss) available to common stockholders	$345	$447	$334	$(1,000)	$126
Basic earnings (loss) per share	$0.06	$0.08	$0.05	$(0.17)	$0.02
Diluted earnings (loss) per share	$0.06	$0.08	$0.05	$(0.17)	$0.02

Year ended December 31, 2010:

Interest income	$8,495	$8,201	$8,095	$8,193	$32,984
Interest expense	2,316	2,278	2,145	2,039	8,778
Net interest income before provision for loan losses	6,179	5,923	5,950	6,154	24,206
Provision for loan losses	1,550	4,705	1,500	1,820	9,575
Net interest income after provision for loan losses	4,629	1,218	4,450	4,334	14,631
Noninterest income	1,011	1,247	759	1,370	4,387
Noninterest expenses	4,424	4,171	4,608	4,747	17,950
Income (loss) before income tax expense (benefit)	1,216	(1,706)	601	957	1,068
Income tax expense (benefit)	345	(641)	261	(130)	(165)
Net income (loss)	871	(1,065)	340	1,087	1,233
Dividends on preferred stock and accretion	137	138	137	138	550
Net income (loss) available to common stockholders	$734	$(1,203)	$203	$949	$683
Basic earnings (loss) per share	$0.13	$(0.21)	$0.03	$0.16	$0.12
Diluted earnings (loss) per share	$0.13	$(0.21)	$0.03	$0.16	$0.12

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Principal Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Code of Ethics

The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation’s Code of Ethical Conduct for Senior Financial Managers is posted on our website, www.asbnow.com. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K and by posting such information on its website.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2011 were Howard Yeaton (Chairman), Harold Dyer, John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined in Item 407(b)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. All members of our Audit Committee are “independent” as defined under Rule 6320A of FINRA’s listing standards.

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2011:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	64,728	$11.0’4	406,618
Equity compensation plans not approved by security holders	-	-	545,907
Total	64,728	$11.04	952,525

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 3,715 shares of the Corporation’s Common Stock in the open market during 2011 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2011 and Fiscal 2010,” in the Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description of Exhibits
3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(ii)	By-Laws of Stewardship Financial Corporation
4(i)	Form of Certificate for the Series A Preferred Shares (2)
4(ii)	Warrant to Purchase up to 127,119 Shares of Common Stock (3)
4(iii)	Certificate for Series B Preferred Shares (4)
10(i)	1995 Incentive Stock Option Plan (5)
10(ii)	1995 Employee Stock Purchase Plan (6)
10(iii)	Stewardship Financial Corporation Dividend Reinvestment Plan (7)
10(iv)	Stewardship Financial Corporation Director Stock Plan (8)
10(v)	Amended and Restated 1995 Stock Option Plan (8)
10(vi)	Amended and Restated Director Stock Plan (9)
10(vii)	Dividend Reinvestment Plan (10)
10(viii)	2001 Stock Option Plan For Non-Employee Directors (11)
10(ix)	Dividend Reinvestment Plan (12)
10(x)	2006 Stock Option Plan for Non-Employee Directors (13)
10(xi)	Letter Agreement, dated January 30, 2009, including Securities PurchaseAgreement – Standard Terms incorporated by reference therein, between Stewardship Financial Corporation and the Treasury (14)
10(xii)	Form of Waiver, executed by each of Paul Van Ostenbridge, Claire M. Chadwick, Julie E. Holland and Robert C. Vliet (15)
10(xiii)	Dividend Reinvestment Plan (16)
10(xiv)	2010 Stock Incentive Plan (17)
10(xv)	Securities Purchase Agreement and Repurchase Letter (18)
13	Annual Report to Shareholders for the year ended December 31, 2011
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008
99.2	Certification of Chief Financial Officer pursuant to the Emergency EconomicStability Act of 2008
99.3	Press Release dated March 30, 2012
101	The following material from Stewardship Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.
82

(2)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(3)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(4)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(5)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.
(6)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(7)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.
(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.
(9)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(10)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.
(11)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.
(12)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.
(13)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.
(14)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(15)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(16)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3, Registration No. 333-167374, filed June 8, 2010.
(17)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.

(18)	Incorporated by reference from Exhibits 10.1 and 10.2 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 30, 2012
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 30, 2012
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard W. Culp	Director	March 30, 2012
Richard W. Culp

/s/ Harold Dyer	Director	March 30, 2012
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 30, 2012
William Hanse

/s/ Margo Lane	Director	March 30, 2012
Margo Lane

/s/ Arie Leegwater	Director	March 30, 2012
Arie Leegwater

/s/ John L. Steen	Director	March 30, 2012
John L. Steen

/s/ Robert Turner	Secretary and Director	March 30, 2012
Robert Turner

/s/ William J. Vander Eems	Director	March 30, 2012
William J. Vander Eems

/s/ Michael Westra	Vice Chairman of the Board	March 30, 2012
Michael Westra

/s/ Howard Yeaton	Director	March 30, 2012
Howard Yeaton

