Form 10-Q
period 2012-03-31
STEWARDSHIP FINANCIAL CORP
filed 2012-05-11
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 2, 2012 was 5,985,869.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2012	2011
Assets

Cash and due from banks	$23,376,000	$13,289,000
Other interest-earning assets	805,000	409,000
Cash and cash equivalents	24,181,000	13,698,000

Securities available for sale	175,102,000	170,925,000
Securities held to maturity; estimated fair value of $38,858,000 (2012) and
$40,984,000 (2011)	36,353,000	38,354,000
FHLB-NY stock, at cost	2,266,000	2,478,000
Mortgage loans held for sale	1,395,000	4,711,000
Loans, net of allowance for loan losses of $13,097,000 (2012) and $11,604,000 (2011)	440,636,000	444,803,000
Premises and equipment, net	5,981,000	6,101,000
Accrued interest receivable	2,507,000	2,618,000
Other real estate owned, net	3,840,000	5,288,000
Bank owned life insurance	10,225,000	10,145,000
Other assets	9,559,000	9,697,000
Total assets	$712,045,000	$708,818,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$118,597,000	$115,776,000
Interest-bearing	483,486,000	477,776,000
Total deposits	602,083,000	593,552,000

Federal Home Loan Bank of New York advances	28,000,000	32,700,000
Securities sold under agreements to repurchase	14,342,000	14,342,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	673,000	775,000
Accrued expenses and other liabilities	1,675,000	2,440,000
Total liabilities	653,990,000	651,026,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2012 and December 31, 2011
liquidation preference of $15,000,000	14,957,000	14,955,000
Common stock, no par value; 10,000,000 shares authorized;
5,895,707 and 5,882,504 shares issued and outstanding at March 31, 2012
and December 31, 2011, respectively	40,487,000	40,420,000
Retained earnings	1,447,000	1,043,000
Accumulated other comprehensive income, net	1,164,000	1,374,000
Total shareholders' equity	58,055,000	57,792,000

Total liabilities and shareholders' equity	$712,045,000	$708,818,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans	$6,259,000	$6,440,000
Securities held to maturity
Taxable	152,000	183,000
Non-taxable	209,000	223,000
Securities available for sale
Taxable	799,000	839,000
Non-taxable	61,000	44,000
FHLB dividends	29,000	38,000
Other interest-earning assets	7,000	8,000
Total interest income	7,516,000	7,775,000

Interest expense:
Deposits	983,000	1,289,000
Borrowed money	482,000	537,000
Total interest expense	1,465,000	1,826,000

Net interest income before provision for loan losses	6,051,000	5,949,000
Provision for loan losses	1,765,000	1,675,000
Net interest income after provision for loan losses	4,286,000	4,274,000

Noninterest income:
Fees and service charges	515,000	511,000
Bank owned life insurance	80,000	80,000
Gain on calls and sales of securities	433,000	—
Gain on sales of mortgage loans	411,000	404,000
Miscellaneous	111,000	89,000
Total noninterest income	1,550,000	1,084,000

Noninterest expenses:
Salaries and employee benefits	2,386,000	2,236,000
Occupancy, net	487,000	545,000
Equipment	248,000	258,000
Data processing	334,000	337,000
Advertising	139,000	77,000
FDIC insurance premium	148,000	254,000
Charitable contributions	150,000	100,000
Miscellaneous	862,000	877,000
Total noninterest expenses	4,754,000	4,684,000
Income before income tax expense	1,082,000	674,000
Income tax expense	306,000	191,000
Net income	776,000	483,000
Dividends on preferred stock and accretion	75,000	138,000
Net income available to common shareholders	$701,000	$345,000

Basic earnings per common share	$0.12	$0.06
Diluted earnings per common share	$0.12	$0.06

Weighted average number of common shares outstanding	5,892,366	5,849,723
Weighted average number of diluted common
shares outstanding	5,892,366	5,849,723

See notes to unaudited consolidated financial statements. 2

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2012
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income (Loss),
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$—	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(295,000)	—	—	(295,000)
Payment of discount on dividend
reinvestment plan	—	—	(2,000)	—	—	—	(2,000)
Cash dividends accrued on preferred stock	—	—	—	(75,000)	—	—	(75,000)
Common stock issued under stock plans	—	13,203	69,000	—	—	—	69,000
Amortization of issuance costs	2,000	—	—	(2,000)	—		—
Net income	—	—	—	776,000	—	—	776,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $145,000)	—	—	—	—	—	(228,000)	(228,000)
Change in fair value of interest rate
swap (net of taxes of $12,000)	—	—	—	—	—	18,000	18,000

Balance -- March 31, 2012	$14,957,000	5,895,707	$40,487,000	$1,447,000	$—	$1,164,000	$58,055,000

	Three Months Ended March 31, 2011
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income (Loss),
	Stock	Shares	Amount	Earnings	Stock	Net	Total

Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Cash dividends paid on common stock	—	—	—	(293,000)	—	—	(293,000)
Payment of discount on dividend
reinvestment plan	—	—	(5,000)	—	—	—	(5,000)
Cash dividends accrued on preferred stock	—	—	—	(125,000)	—	—	(125,000)
Common stock issued under stock plans	—	3,543	12,000	—	13,000	—	25,000
Stock option compensation expense	—	—	13,000	—	—	—	13,000
Accretion of discount on preferred stock	13,000	—	—	(13,000)	—		—
Amortization of issuance costs	2,000	—	—	(2,000)	—		—
Net income	—	—	—	483,000	—	—	483,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $47,000)	—	—	—	—	—	(63,000)	(63,000)
Change in fair value of interest rate
swap (net of taxes of $39,000)	—	—	—	—	—	59,000	59,000

Balance -- March 31, 2011	$9,811,000	5,850,470	$40,536,000	$2,009,000	$—	$(130,000)	$52,226,000

See notes to unaudited consolidated financial statements. 3

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$776,000	$483,000

Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on securities
available for sale arising during the period	60,000	(110,000)
Reclassification adjustment for gains in net income	(433,000)	—
Net unrealized gains (losses)	(373,000)	(110,000)
Tax effect	145,000	47,000
Net unrealized gains (losses), net of tax amount	(228,000)	(63,000)

Change in fair value of interest rate swap	30,000	98,000
Tax effect	(12,000)	(39,000)
Change in fair value of interest rate swap, net of tax amount	18,000	59,000

Total other comprehensive income (loss)	(210,000)	(4,000)

Total comprehensive income	$566,000	$479,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	March 31, 2012	December 31, 2011

Unrealized gain on securities available for sale	$1,682,000	$1,910,000
Unrealized loss on fair value of interest rate swap	(518,000)	(536,000)

Accumulated other comprehensive income, net	$1,164,000	$1,374,000

See notes to unaudited consolidated financial statements. 4

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$776,000	$483,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	142,000	153,000
Amortization of premiums and accretion of discounts, net	403,000	333,000
Accretion (amortization) of deferred loan fees	12,000	(12,000)
Provision for loan losses	1,765,000	1,675,000
Originations of mortgage loans held for sale	(26,709,000)	(24,113,000)
Proceeds from sale of mortgage loans	30,436,000	33,508,000
Gain on sales of mortgage loans	(411,000)	(404,000)
Gain on sales and calls of securities	(433,000)	—
Gain on sale of other real estate owned	(99,000)	—
Deferred income tax benefit	(642,000)	(600,000)
Decrease in accrued interest receivable	110,000	135,000
Decrease in accrued interest payable	(102,000)	(138,000)
Earnings on bank owned life insurance	(80,000)	(80,000)
Stock option expense	—	13,000
Decrease in other assets	969,000	1,172,000
Increase (decrease) in other liabilities	(746,000)	13,000
Net cash provided by operating activities	5,391,000	12,138,000

Cash flows from investing activities:
Purchase of securities available for sale	(22,929,000)	(16,030,000)
Proceeds from maturities and principal repayments on securities available for sale	6,490,000	5,101,000
Proceeds from sales and calls on securities available for sale	11,960,000	1,000,000
Proceeds from maturities and principal repayments on securities held to maturity	1,355,000	1,868,000
Proceeds from calls on securities held to maturity	605,000	1,000,000
Sale of FHLB-NY stock	212,000	136,000
Net (increase) decrease in loans	1,639,000	(7,966,000)
Proceeds from sale of other real estate owned	2,254,000	—
Additions to premises and equipment	(22,000)	(78,000)
Net cash provided by (used in) investing activities	1,564,000	(14,969,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,821,000	13,831,000
Net increase in interest-bearing deposits	5,710,000	2,075,000
Net increase in securities sold under agreements to repurchase	—	1,000
Net decrease in short term borrowings	(4,700,000)	—
Repayment of long term borrowings	—	(3,000,000)
Cash dividends paid on common stock	(295,000)	(293,000)
Cash dividends paid on preferred stock	(75,000)	(125,000)
Payment of discount on dividend reinvestment plan	(2,000)	(5,000)
Issuance of common stock	69,000	25,000
Net cash provided by financing activities	3,528,000	12,509,000

Net increase in cash and cash equivalents	10,483,000	9,678,000
Cash and cash equivalents - beginning	13,698,000	19,983,000
Cash and cash equivalents - ending	$24,181,000	$29,661,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,567,000	$1,964,000

See notes to unaudited consolidated financial statements. 6

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012 (the “2011 Annual Report”).

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly-owned subsidiary, Atlantic Stewardship Bank (the “Bank”), together referred to as “the Corporation”. The Bank includes its wholly-owned subsidiaries, Stewardship Investment Corporation, Stewardship Realty LLC, Atlantic Stewardship Insurance Company, LLC and several other subsidiaries formed to hold title to properties acquired through foreclosure or deed in lieu of foreclosure. The Bank’s subsidiaries have an insignificant impact on the Bank’s daily operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation’s only derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures issued in 2003 to Stewardship Statutory Trust I (the “Trust”), a statutory business trust (see Note 9 to the Notes to the Audited Consolidated Financial Statements of the Corporation contained in the 2011 Annual Report). The Corporation does not use derivatives for trading purposes. (See Note 4 below).

The Corporation designated the interest rate swap as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the change in the fair value on the derivative is reported in other comprehensive income and is reclassified into earnings in

Index

the same periods during which the hedged transaction affects earnings. Net cash settlements on this interest rate swap that qualify for hedge accounting are recorded in interest expense. Changes in fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. This documentation includes linking the fair value of the cash flow hedge to subordinated debt on the balance sheet. The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in cash flows of the subordinated debt.

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that would be accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (the”FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (together, “the Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments of this ASU are to be applied prospectively. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on the Corporation’s consolidated financial statements.

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

Index

Note 2. Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,021,000	$17,000	$—	$4,038,000
U.S. government-sponsored agencies	31,341,000	25,000	173,000	31,193,000
Obligations of state and political
subdivisions	9,432,000	401,000	36,000	9,797,000
Mortgage-backed securities - residential	124,227,000	2,498,000	29,000	126,696,000

Total debt securities	169,021,000	2,941,000	238,000	171,724,000
Other equity investments	3,323,000	55,000	—	3,378,000
	$172,344,000	$2,996,000	$238,000	$175,102,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,027,000	$23,000	$—	$4,050,000
U.S. government-sponsored agencies	20,702,000	46,000	4,000	20,744,000
Obligations of state and political
subdivisions	8,866,000	461,000	9,000	9,318,000
Mortgage-backed securities - residential	130,912,000	2,583,000	28,000	133,467,000

Total debt securities	164,507,000	3,113,000	41,000	167,579,000
Other equity investments	3,287,000	59,000	—	3,346,000
	$167,794,000	$3,172,000	$41,000	$170,925,000

Cash proceeds realized from sales and calls of securities available for sale for the quarter ended March 31, 2012 and 2011 were $11,960,000 and $1,000,000, respectively. There were gross gains totaling $433,000 and no gross losses realized on sales or calls during the quarter ended March 31, 2012. The tax provision related to these realized gains was $168,000. There were no gross gains and no gross losses realized on sales or calls during the quarter ended March 31, 2011.

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,761,000	$59,000	—	$2,820,000
Obligations of state and political
subdivisions	23,405,000	1,638,000	—	25,043,000
Mortgage-backed securities - residential	10,187,000	808,000	—	10,995,000
	$36,353,000	$2,505,000	$—	$38,858,000

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,770,000	$80,000	$—	$2,850,000
Obligations of state and political
subdivisions	24,575,000	1,705,000	—	26,280,000
Mortgage-backed securities - residential	11,009,000	845,000	—	11,854,000
	$38,354,000	$2,630,000	$—	$40,984,000

Cash proceeds realized from calls of securities held to maturity for the quarters ended March 31, 2012 and 2011 were $605,000 and $1,000,000, respectively. There were no gross gains and no gross losses realized from calls for the quarter ended March 31, 2012 or 2011.

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2012 and December 31, 2011, and if the unrealized loss was continuous for the twelve months prior to March 31, 2012 and December 31, 2011.

Available for Sale
March 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	20,168,000	(173,000)	—	—	20,168,000	(173,000)
Obligations of state and
political subdivisions	1,888,000	(36,000)	—	—	1,888,000	(36,000)
Mortgage-backed
securities - residential	9,404,000	(29,000)	—	—	9,404,000	(29,000)
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$31,460,000	$(238,000)	$—	$—	$31,460,000	$(238,000)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	1,993,000	(4,000)	—	—	1,993,000	(4,000)
Obligations of state and
political subdivisions	1,335,000	(9,000)	—	—	1,335,000	(9,000)
Mortgage-backed
securities - residential	10,637,000	(28,000)	—	—	10,637,000	(28,000)
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$13,965,000	$(41,000)	$—	$—	$13,965,000	$(41,000)

There were no unrealized losses on held to maturity securities at either March 31, 2012 or December 31, 2011.

Other-Than-Temporary-Impairment

At March 31, 2012, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Index

Note 3. Loans and Nonperforming Loans

The following table sets forth the composition of loans:

		March 31,	December 31,
		2012	2011

	Commercial:
	Secured by real estate	$61,275,000	$60,650,000
	Other	36,394,000	41,850,000
	Commercial real estate	245,764,000	246,549,000
	Construction:
	Commercial	13,437,000	12,913,000
	Residential	249,000	252,000
	Residential real estate	59,647,000	54,694,000
	Consumer:
	Secured by real estate	35,724,000	38,278,000
	Other	1,006,000	1,086,000
Other		176,000	141,000
	Total gross loans	453,672,000	456,413,000

Less:	Deferred loan fees, net of costs	(61,000)	6,000
	Allowance for loan losses	13,097,000	11,604,000
		13,036,000	11,610,000

	Loans, net	$440,636,000	$444,803,000

Index

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$11,604,000	$8,490,000
Provision charged to operations
Commercial:
Secured by real estate	651,000	1,201,000
Other	245,000	150,000
Commercial real estate	575,000	297,000
Construction:
Commercial	291,000	(166,000)
Residential	6,000	(3,000)
Residential real estate	35,000	104,000
Consumer:
Secured by real estate	(57,000)	82,000
Other	4,000	(1,000)
Other	—	3,000
Unallocated	15,000	8,000
Total provision charged to operations	1,765,000	1,675,000

Loans charged off
Commercial:
Secured by real estate	193,000	91,000
Other	25,000	37,000
Commercial real estate	70,000	104,000
Construction:
Commercial	—	9,000
Residential	—	—
Residential real estate	—	—
Consumer:
Secured by real estate	1,000	59,000
Other	5,000	—
Other	—	3,000
Total loans charged off	294,000	303,000

Recoveries of loans charged off
Commercial:
Secured by real estate	22,000	10,000
Other	—	1,000
Commercial real estate	—	—
Construction:
Commercial	—	—
Residential	—	—
Residential real estate	—	—
Consumer:
Secured by real estate	—	—
Other	—	—
Other	—	1,000
Total recoveries of loans charged off	22,000	12,000
Balance, end of period	$13,097,000	$9,874,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012 and December 31, 2011.

	March 31, 2012
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$2,371,000	$1,299,000	$505,000	$2,000	$—	$—	$—	$4,177,000

Collectively
evaluated for
impairment	3,697,000	4,149,000	272,000	336,000	439,000	2,000	25,000	8,920,000
Total ending
allowance
balance	$6,068,000	$5,448,000	$777,000	$338,000	$439,000	$2,000	$25,000	$13,097,000

Loans:
Loans
individually
evaluated for
impairment	$9,567,000	$12,572,000	$8,670,000	$779,000	$1,082,000	$—	$—	$32,670,000

Loans
collectively
evaluated for
impairment	88,102,000	233,192,000	5,016,000	58,868,000	35,648,000	176,000	—	421,002,000
Total ending
loan balance	$97,669,000	$245,764,000	$13,686,000	$59,647,000	$36,730,000	$176,000	$—	$453,672,000

Index

	December 31, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$1,908,000	$947,000	$266,000	$—	$—	$—	$—	$3,121,000

Collectively
evaluated for
impairment	3,460,000	3,996,000	214,000	303,000	498,000	2,000	10,000	8,483,000
Total ending
allowance
balance	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

Loans:
Loans
individually
evaluated for
impairment	$10,265,000	$13,128,000	$8,653,000	$779,000	$891,000	$—	$—	$33,716,000

Loans
collectively
evaluated for
impairment	92,235,000	233,421,000	4,512,000	53,915,000	38,473,000	141,000	—	422,697,000
Total ending
loan balance	$102,500,000	$246,549,000	$13,165,000	$54,694,000	$39,364,000	$141,000	$—	$456,413,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	March 31,	December 31,
	2012	2011

Commercial:
Secured by real estate	$5,229,000	$6,178,000
Other	2,432,000	2,494,000
Commercial real estate	9,190,000	9,302,000
Construction:
Commercial	7,862,000	7,840,000
Residential	249,000	252,000
Residential real estate	779,000	779,000
Consumer:
Secured by real estate	1,082,000	891,000
Other	—	—
Other	—	—

Total nonperfoming loans	$26,823,000	$27,736,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At March 31, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,201,000	$2,780,000
Other	—	—
Commercial real estate	7,718,000	6,469,000
Construction:
Commercial	5,253,000	4,827,000
Residential	—	—
Residential real estate	415,000	361,000
Consumer:
Secured by real estate	1,104,000	1,082,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	6,553,000	3,713,000	$710,000
Other	3,238,000	3,074,000	1,661,000
Commercial real estate	7,255,000	6,103,000	1,299,000
Construction:
Commercial	4,389,000	3,594,000	497,000
Residential	270,000	249,000	8,000
Residential real estate	451,000	418,000	2,000
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$39,847,000	$32,670,000	$4,177,000

Index

	At December 31, 2011
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,306,000	$2,831,000
Other	—	—
Commercial real estate	10,691,000	8,523,000
Construction:
Commercial	8,453,000	7,609,000
Residential	—	—
Residential real estate	866,000	779,000
Consumer:
Secured by real estate	911,000	891,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	7,287,000	4,590,000	$468,000
Other	2,876,000	2,844,000	1,440,000
Commercial real estate	4,747,000	4,605,000	947,000
Construction:
Commercial	1,085,000	792,000	264,000
Residential	273,000	252,000	2,000
Residential real estate	—	—	—
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$40,495,000	$33,716,000	$3,121,000

	For the three months ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial:
Secured by real estate	$6,958,000	$30,000	$6,032,000	$—
Other	2,959,000	7,000	1,889,000	2,000
Commercial real estate	12,850,000	59,000	11,226,000	—
Construction:
Commercial	8,411,000	10,000	2,019,000	—
Residential	251,000	—	281,000	—
Residential real estate	779,000	—	1,107,000	—
Consumer:
Secured by real estate	987,000	—	829,000	—
Other	—	—	—	—
Other	—	—	—	—

Total nonperfoming loans	$33,195,000	$106,000	$23,383,000	$2,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$1,077,000	$84,000	$3,774,000	$4,935,000	$56,340,000	$61,275,000
Other	699,000	99,000	2,164,000	2,962,000	33,432,000	36,394,000
Commercial real estate:	7,058,000	—	5,860,000	12,918,000	232,846,000	245,764,000
Construction:
Commercial	—	1,295,000	2,640,000	3,935,000	9,502,000	13,437,000
Residential	—	—	249,000	249,000	—	249,000
Residential real estate	—	—	779,000	779,000	58,868,000	59,647,000
Consumer:
Secured by real estate	715,000	—	914,000	1,629,000	34,095,000	35,724,000
Other	—	—	—	—	1,006,000	1,006,000
Other	—	—	—	—	176,000	176,000
Total	$9,549,000	$1,478,000	$16,380,000	$27,407,000	$426,265,000	$453,672,000

	December 31, 2011
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$875,000	$546,000	$3,977,000	$5,398,000	$55,252,000	$60,650,000
Other	53,000	260,000	1,752,000	2,065,000	39,785,000	41,850,000
Commercial real estate:	—	736,000	5,352,000	6,088,000	240,461,000	246,549,000
Construction:
Commercial	—	561,000	2,640,000	3,201,000	9,712,000	12,913,000
Residential	—	—	252,000	252,000	—	252,000
Residential real estate	—	—	779,000	779,000	53,915,000	54,694,000
Consumer:
Secured by real estate	581,000	—	719,000	1,300,000	36,978,000	38,278,000
Other	4,000	—	—	4,000	1,082,000	1,086,000
Other	—	—	—	—	141,000	141,000
Total	$1,513,000	$2,103,000	$15,471,000	$19,087,000	$437,326,000	$456,413,000

Troubled Debt Restructurings

At March 31, 2012 and December 31, 2011, the Corporation had $15.0 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.8 million and $6.0 million were performing in accordance with their new terms at March 31, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $1.6 million and $1.2 million have been allocated for the troubled debt restructurings at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Corporation has committed $296,000 and $416,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as troubled debt restructuring.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There are no troubled debt restructurings that have defaulted since modification in the last 12-month period. During the three months ended March 31, 2012 there were no loans modified as troubled debt restructurings.

Index

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

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

Doubtful – A Doubtful loan with all weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently know facts, conditions, and values, highly questionable or improbable. The likelihood of loss is extremely high, but because of certain important and reasonably specific factors, an estimated loss is deferred until a more exact status can be determined.

Loss – A loan classified Loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$53,254,000	$2,899,000	$4,877,000	$245,000	$—	$61,275,000
Other	33,382,000	581,000	583,000	1,848,000	—	36,394,000
Commercial real estate:	232,837,000	3,737,000	6,787,000	2,403,000	—	245,764,000
Construction:
Commercial	5,016,000	1,655,000	6,766,000	—	—	13,437,000
Residential	—	—	249,000	—	—	249,000
Total	$324,489,000	$8,872,000	$19,262,000	$4,496,000	$—	$357,119,000

Index

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$52,004,000	$3,234,000	$5,248,000	$164,000	$—	$60,650,000
Other	38,790,000	566,000	617,000	1,877,000	—	41,850,000
Commercial real estate:	233,295,000	3,512,000	7,333,000	2,409,000	—	246,549,000
Construction:
Commercial	4,512,000	1,656,000	6,745,000	—	—	12,913,000
Residential	—	—	252,000	—	—	252,000
Total	$328,601,000	$8,968,000	$20,195,000	$4,450,000	$—	$362,214,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011.

	March 31, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$58,868,000	$779,000	$59,647,000
Consumer:
Secured by real estate	34,095,000	1,629,000	35,724,000
Other	1,006,000	—	1,006,000
Total	$93,969,000	$2,408,000	$96,377,000

	December 31, 2011
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$53,915,000	$779,000	$54,694,000
Consumer:
Secured by real estate	36,978,000	1,300,000	38,278,000
Other	1,082,000	4,000	1,086,000
Total	$91,975,000	$2,083,000	$94,058,000

Note 4. Interest Rate Swap

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge: During the second quarter of 2009, the Corporation entered into a swap with a notional amount of $7 million and an effective date of March 17, 2010. It was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the three months ended March 31, 2012 and 2011. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of March 31, 2012, the interest rate swap is secured by investment securities with a fair value of $1,001,000.

Summary information as of March 31, 2012 about the interest rate swap designated as a cash flow hedge is as follows:

Index

Notional amount	$7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	($863,000)

The net expense recorded on the swap transaction totaled $62,000 and $66,000 for the three months ended March 31, 2012 and 2011, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of ($863,000) and ($893,000) at March 31, 2012 and December 31, 2011, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

For the three months ended March 31, 2012
Amount of gain
	Amount of gain	Amount of gain	(loss) recognized
	(loss) recognized	(loss) reclassified	in other
	in OCI	from OCI	noninterest income
	(Effective Portion)	to interest income	(Ineffective Portion)

Interest rate contract	$18,000	$—	$—

For the three months ended March 31, 2011
Amount of gain
	Amount of gain	Amount of gain	(loss) recognized
	(loss) recognized	(loss) reclassified	in other
	in OCI	from OCI	noninterest income
	(Effective Portion)	to interest income	(Ineffective Portion)

Interest rate contract	$59,000	$—	$—

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

Index

The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Generally, impaired loans carried at fair value have been partially charged off or receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals are generally obtained to support the fair value of collateral.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by licensed appraisers whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, the Lending Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.

Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties.  In addition, appraisers may make adjustments to the sales price of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property.  Management generally applies a 12% discount to real estate appraised values to not only cover disposition / selling costs but additionally, to reflect the potential price reductions in the market necessary to complete an expedient transaction and to factor in impact of the perception that a transaction being completed by a bank may result in further price reduction pressure.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,038,000	$4,038,000	$—	$—
U.S. government -
sponsered agencies	31,193,000	—	31,193,000	—
Obligations of state and
political subdivisions	9,797,000	—	9,797,000	—
Mortgage-backed
securities - residential	126,696,000	—	126,696,000	—
Other equity investments	3,378,000	—	3,378,000	—
Total available for
sale securities	$175,102,000	$4,038,000	$171,064,000	$—

Liabilities:
Interest rate swap	$863,000	$—	$863,000	$—

	At December 31, 2011
Assets:
Available for sale securities
U.S. Treasuries	$4,050,000	$4,050,000	$—	$—
U.S. government -
sponsered agencies	20,744,000	—	20,744,000	—
Obligations of state and
political subdivisions	9,318,000	—	9,318,000	—
Mortgage-backed
securities - residential	133,467,000	—	133,467,000	—
Other equity investments	3,346,000	—	3,346,000	—
Total available for
sale securities	$170,925,000	$4,050,000	$166,875,000	$—

Liabilities:
Interest rate swap	$893,000	$—	$893,000	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,225,000	$—	$—	$1,225,000
Other	384,000	—	—	384,000
Commercial real estate	2,491,000	—	—	2,491,000
Construction:
Commercial	3,096,000	—	—	3,096,000
Residential	241,000	—	—	241,000
Residential real estate	—	—	—	—
Consumer
Secured by real estate	—	—	—	—
	$7,437,000	$—	$—	$7,437,000

	At December 31, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$2,945,000	$—	$—	$2,945,000
Other	—	—	—	—
Commercial real estate	2,417,000	—	—	2,417,000
Construction:
Commercial	4,569,000	—	—	4,569,000
Residential	250,000	—	—	250,000
Residential real estate	779,000	—	—	779,000
Consumer
Secured by real estate	40,000	—	—	40,000
	$11,000,000	$—	$—	$11,000,000

Collateral dependent impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $8,768,000, with a valuation allowance of $1,331,000, resulting in an additional provision for loan losses of $777,000 for the three months ended March 31, 2012.

Collateral dependent impaired loans had a recorded investment of $11,612,000, with a valuation allowance of $612,000, resulting in an additional provision for loan losses of $4,915,000 for the year ended December 31, 2011.

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2012
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$24,181,000	$24,181,000	$—	$—
Securities available for sale	175,102,000	—	175,102,000	—
Securities held to maturity	36,353,000	—	38,858,000	—
FHLB-NY stock	2,266,000	N/A	N/A	N/A
Mortgage loans held for sale	1,395,000	—	1,395,000	—
Loans, net	440,636,000	—	—	456,075,000
Accrued interest receivable	2,507,000	2,000	800,000	1,705,000

Financial liabilities:
Deposits	602,083,000	437,100,000	167,127,000	—
FHLB-NY Advances	28,000,000	—	28,686,000	—
Securities sold under
agreements to repurchase	14,342,000	—	15,633,000	—
Subordinated debenture	7,217,000	—	—	6,895,000
Accrued interest payable	673,000	2,000	663,000	8,000
Interest rate swap	863,000	—	863,000	—

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,698,000	$13,698,000
Securities available for sale	170,925,000	170,925,000
Securities held to maturity	38,354,000	40,984,000
FHLB-NY stock	2,478,000	N/A
Mortgage loans held for sale	4,711,000	4,711,000
Loans, net	444,803,000	453,604,000
Accrued interest receivable	2,618,000	2,618,000

Financial liabilities:
Deposits	593,552,000	595,939,000
FHLB-NY Advances	32,700,000	33,482,000
Securities sold under agreements
to repurchase	14,342,000	14,786,000
Subordinated debenture	7,217,000	6,297,000
Accrued interest payable	775,000	775,000
Interest rate swap	893,000	893,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value and are classified a Level 1.

Securities available for sale and held to maturity – The methods for determining fair values were described previously.

FHLB-NY stock – It is not practicable to determine the fair value of stock of the Federal Home Loan Bank of New York (“FHLB-NY”) due to restrictions placed on the transferability of the stock.

Index

Mortgage loans held for sale – Loans in this category have been committed for sale to third party investors at the current carrying amount resulting in a Level 2 classification.

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. The fair value of loans is estimated by discounting cash flows using estimated marked discount rates which reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification.

Accrued interest receivable – The carrying amount approximates fair value.

Deposits – The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand resulting in a Level 1 classification. The fair value of the certificates of deposit is based on the discounted value of cash flows resulting in a Level 2 classification. The discount rate is estimated using marked discount rates which reflect interest rate risk inherent in the certificates of deposit.

FHLB-NY advances – With respect to the FHLB-NY borrowings, the carrying amount of the borrowings which mature in one day approximates fair value. For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect the interest rate risk inherent in the term borrowings resulting in a Level 2 classification.

Securities sold under agreements to repurchase – The carrying value approximates fair value due to the relatively short time before maturity resulting in a Level 2 classification.

Subordinated debenture – The fair value of the subordinated debenture is based on the discounted value of cash flows. The discount rate is estimated using market rates which reflect the interest rate risk inherent in the debenture resulting in a Level 3 classification.

Accrued interest payable – The carrying amount approximates fair value.

Interest rate swap – The methods for determining fair values were described previously.

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at March 31, 2012 and December 31, 2011 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

Index

	Three Months Ended
	March 31,
	2012	2011

Net income	$776,000	$483,000
Dividends on preferred stock and accretion	75,000	138,000
Net income available to common stockholders	$701,000	$345,000

Weighted average shares	5,892,366	5,849,723
Effect of dilutive stock options	—	—
Total weighted average dilutive shares	5,892,366	5,849,723

Basic earnings per common share	$0.12	$0.06

Diluted earnings per common share	$0.12	$0.06

For the three months ended March 31, 2012 and 2011, stock options to purchase 59,635 and 64,728 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive. The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock was not considered in computing diluted earnings per common share for the three months ended March 31, 2011 because it was antidilutive.

Note 7. Preferred Stock

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

Index

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the 2011 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased $3.2 million to $712.0 million at March 31, 2012 from $708.8 million at December 31, 2011. Cash and cash equivalents increased $10.5 million to $24.2 million at March 31, 2012 from $13.7 million at December 31, 2011, reflecting deposit growth. Securities available for sale increased $4.2 million to $175.1 million while securities held to maturity decreased $2.0 million to $36.4 million. Net loans decreased $4.2 million from $444.8 million at December 31, 2011 to $440.6 million at March 31, 2012. Increases due to new loans originated were more than offset by regular principal payments and payoffs in the first quarter loan as well as a $1.5 million net increase in the allowance for loan losses. Loans held for sale totaled $4.7 million at March 31, 2012, a decrease from $1.4 million at December 31, 2011. Other real estate owned (OREO) declined $1.4 million primarily reflecting sales of properties partially offset by the foreclosure on another property.

Deposits totaled $602.1 million at March 31, 2012, an increase of $8.5 million from $593.6 million at December 31, 2011. The growth in deposits consisted of a $2.8 million increase in noninterest-bearing accounts and a $5.7 million increase in interest-bearing accounts.

Index

FHLB – NY advances were $28.0 million at March 31, 2012 compared to $32.7 million at December 31, 2011. The decrease in these borrowings was the result of an increase in deposits which was used to pay down maturing advances.

Results of Operations

General

The Corporation reported net income of $776,000, or $0.12 diluted earnings per common share for the three months ended March 31, 2012, compared to $483,000, or $0.06 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2012 was $6.1 million compared to $5.9 million recorded in the prior year period. The increase in the current year is primarily due to an increase in average interest earning assets and a decline in the cost of interest bearing liabilities partially offset by a decline in the yield on interest-earning assets. The net interest rate spread and net yield on interest earning assets for the three months ended March 31, 2012 were 3.48% and 3.71%, respectively, compared to 3.59% and 3.84% for the three months ended March 31, 2012. The net interest rate spread and net yield on interest earning assets for the current year period reflects a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect both the elevated level of nonperforming loans as well as the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2012 and 2011 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended March 31,

	2012			2011
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$460,066	$6,270	5.47%	$456,285	$6,451	5.73%
Taxable investment securities (1)	174,996	979	2.24	155,127	1,060	2.77
Tax-exempt investment securities (1) (2)	33,190	402	4.86	31,030	396	5.18
Other interest-earning assets	1,513	7	1.86	592	8	7.89
Total interest-earning assets	669,765	7,658	4.59	643,034	7,915	4.99

Non-interest-earning assets:
Allowance for loan losses	(12,109)			(8,777)
Other assets	52,461			51,857
Total assets	$710,117			$686,114

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$253,978	$314	0.50%	$249,366	$476	0.77%
Savings deposits	58,499	29	0.21	48,369	31	0.26
Time deposits	166,971	640	1.54	175,300	782	1.81
Repurchase agreements	14,342	183	5.09	14,643	181	5.01
FHLB-NY borrowing	30,142	173	2.30	35,268	232	2.67
Subordinated debenture	7,217	126	7.00	7,217	124	6.97
Total interest-bearing liabilities	531,149	1,465	1.11	530,163	1,826	1.40
Non-interest-bearing liabilities:
Demand deposits	117,704			100,315
Other liabilities	2,830			3,125
Stockholders' equity	58,434			52,511
Total liabilities and stockholders' equity	$710,117			$686,114

Net interest income (taxable equivalent basis)		6,193			6,089
Tax Equivalent adjustment		(142)			(140)
Net interest income		$6,051			$5,949

Net interest spread (taxable equivalent basis)			3.48%			3.59%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.71%			3.84%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2012, total interest income, on a tax equivalent basis, decreased $257,000 to $7.658 million, or 3.3%, when compared to the same prior year period. The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets. The average rate earned on interest-earning assets decreased 40 basis points from 4.99% for the three months ended March 31, 2011 to 4.59% in the current year period. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets increased $26.7 million for the three months ended March 31, 2012, or 4.2%, when compared to the prior year period with average investment securities increasing $22.0 million. Average loans increased $3.8 million to an average of $460.1 million for the three months ended March 31, 2012 from an average of $456.3 million for the comparable period in 2011.

Interest paid on deposits and borrowed money decreased $361,000 to $1.465 million, or 19.8%, for the three months ended March 31, 2012 compared to the same period for 2011. The decline is due to general decreases in rates paid on deposits and borrowings, partially offset by increases in average interest-bearing liabilities. For the three months ended March 31, 2012, the total cost for interest-bearing liabilities declined to 1.11% representing a 29 basis point decline when compared to the same prior year period. The average balance of total interest-bearing deposits and borrowings increased only $986,000 for the three months ended March 31, 2012 from the comparable 2011 period.

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

The loan loss provision totaled $1.765 million for the three months ended March 31, 2012 compared to $1.675 million for the three months ended March 31, 2011. Nonaccrual loans of $26.8 million at March 31, 2012 reflected a slight decrease from $27.7 million of nonaccrual loans at December 31, 2011. The allowance for loan losses related to the impaired loans increased from $3.1 million at December 31, 2011 to $4.2 million at March 31, 2012. During the three months ended March 31, 2012, the Corporation charged off $294,000 of loan balances and recovered $22,000 in previously charged off loans compared to $303,000 and $12,000, respectively, during the same period in 2011.

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

Noninterest Income

Noninterest income was $1.6 million for the three months ended March 31, 2012 compared to $1.1 million for the prior year period. The increase is primarily due to $433,000 from gains on calls and sales of securities for the three months ended March 31, 2012. There were no such gains in the prior year period.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2012 increased slightly to $4.8 million compared to $4.7 million in the comparable prior year period. The increase in noninterest expenses reflects higher salary and employee benefits expense, partially associated with the management of nonperforming assets. Partially offsetting these expense increases is a decrease in the FDIC insurance premiums reflecting the second quarter 2011 change in the quarterly assessment base.

Index

Income Tax Expense

Income tax expense totaled $306,000 for the three months ended March 31, 2012 compared to an income tax expense of $191,000 for the three months ended March 31, 2011. The effective tax rate was 28.3% for both the three months ended March 31, 2012 and 2011.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2012	2011	2011	2011

Nonaccrual loans (1)	$26,823	$27,736	$24,422	$23,834
Loans past due 90 days or more and accruing (2)	—	—	2,589	2,342
Total nonperforming loans	26,823	27,736	27,011	26,176

Other real estate owned	3,840	5,288	434	275
Total nonperforming assets	$30,663	$33,024	$27,445	$26,451

Performing restructured loans (3)	$5,847	$5,979	$7,339	$3,527

Allowance for loan losses	$13,097	$11,604	$12,389	$11,230

Nonperforming loans to total gross loans	5.91%	6.08%	5.87%	5.59%
Nonperforming assets to total assets	4.31%	4.66%	3.89%	3.78%
Allowance for loan losses to total gross loans	2.89%	2.54%	2.69%	2.40%
Allowance for loan losses to
nonperforming loans	48.83%	41.84%	45.87%	42.90%

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

At March 31, 2012, the nonaccrual loans were comprised of 94 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Index

Since December 31, 2011, nonaccrual loans have decreased $913,000 to $26.8 million at the end of the most recent quarter. The decrease primarily represents payments being received on nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 48.83% at March 31, 2012 from 41.84% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. This metric reflects both the effect of an increase in the allowance for loan losses and the decrease in nonaccrual loans.

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

For loans not included in nonperforming loans, at March 31, 2012, the level of loans past due 30-89 days was $8.3 million compared to $1.0 million at December 31, 2011. While many of the loans that were past due 30-89 days at March 31, 2012 have made their payment, we will continue to monitor delinquencies for early identification of new problem loans. While not a significantly large portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation recorded an elevated provision for loan losses. For the three months ended March 31, 2012, the provision for loan losses was $1.765 million compared to $1.675 million for the three months ended March 31 2011. The total allowance for loan losses increased to 2.89% of total loans from a comparable ratio of 2.54% at December 31, 2011.

At March 31, 2012 and December 31, 2011, the Corporation had $15.0 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.8 million and $6.0 million were performing in accordance with their new terms at March 31, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $1.6 million and $1.2 million were allocated for the troubled debt restructurings at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Corporation has committed $296,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. As of December 31, 2011, the Corporation had committed to $416,000 of additional funds committed on outstanding loans that were classified as troubled debt restructurings.

Index

Included in performing restructured loans at both March 31, 2012 and December 31, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. There is a signed contract for the sale of the property and upon closing of the sale transaction, the Corporation should collect all outstanding principal and accrued interest owed under the loan.

The balance in performing restructured loans also includes two loans to a related borrower for $1.1 million at both March 31, 2012 and December 31, 2011. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

When it is confirmed that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses. For the three months ended March 31, 2012, net chargeoffs were $272,000. while many of the nonaccrual loans continue to make normal monthly payments, chargeoffs result from the borrowers’ inability to provide adequate documentation that they could continue to service their debt. Therefore, consideration has been given to any underlying collateral and appropriate chargeoffs recorded based, in general, on the deficiency of such collateral. In general, the chargeoffs reflect partial writedowns on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. While we have taken the conservative position of partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

As of March 31, 2012, there were $35.4 million of other loans not included in the preceding table, compared to $36.1 million at December 31, 2011, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2012, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2012 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at March 31, 2012.

Index

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.00%	4.00%	N/A
Bank	8.77%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.00%	4.00%	N/A
Bank	12.66%	4.00%	6.00%
Total
Corporation	14.27%	8.00%	N/A
Bank	13.93%	8.00%	10.00%

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

The primary source of cash from operating activities is net income. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in interest-earning cash accounts or short-term investments, such as federal funds sold.

Cash and cash equivalents increased $10.5 million during the first three months of 2012. Net operating and financing activities provided $5.4 million and $1.6 million, respectively, and investing activities provided $3.5 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend, however management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the SBLF program, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Stock for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent chargeoffs and any redemption of the Series B Preferred shares.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: May 11, 2012	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text (1)

(1) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

