Form 10-Q
period 2012-06-30
STEWARDSHIP FINANCIAL CORP
filed 2012-08-14
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 7, 2012 was 5,909,595.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$24,616,000	$13,289,000
Other interest-earning assets	724,000	409,000
Cash and cash equivalents	25,340,000	13,698,000

Securities available for sale	172,712,000	170,925,000
Securities held to maturity; estimated fair value of $35,380,000 (2012) and
$40,984,000 (2011)	32,993,000	38,354,000
FHLB-NY stock, at cost	2,213,000	2,478,000
Mortgage loans held for sale	3,334,000	4,711,000
Loans, net of allowance for loan losses of $11,934,000 (2012) and $11,604,000 (2011)	433,378,000	444,803,000
Premises and equipment, net	5,873,000	6,101,000
Accrued interest receivable	2,489,000	2,618,000
Other real estate owned, net	1,991,000	5,288,000
Bank owned life insurance	10,306,000	10,145,000
Other assets	9,499,000	9,697,000
Total assets	$700,128,000	$708,818,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$124,017,000	$115,776,000
Interest-bearing	469,478,000	477,776,000
Total deposits	593,495,000	593,552,000

Federal Home Loan Bank of New York advances	25,000,000	32,700,000
Securities sold under agreements to repurchase	14,342,000	14,342,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	644,000	775,000
Accrued expenses and other liabilities	1,539,000	2,440,000
Total liabilities	642,237,000	651,026,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2012 and December 31, 2011
liquidation preference of $15,000,000	14,960,000	14,955,000
Common stock, no par value; 10,000,000 shares authorized;
5,905,358 and 5,882,504 shares issued and outstanding at June 30, 2012
and December 31, 2011, respectively	40,529,000	40,420,000
Retained earnings	846,000	1,043,000
Accumulated other comprehensive income, net	1,556,000	1,374,000
Total shareholders' equity	57,891,000	57,792,000

Total liabilities and shareholders' equity	$700,128,000	$708,818,000

See notes to unaudited consolidated financial statements. 1

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans	$6,085,000	$6,666,000	$12,344,000	$13,106,000
Securities held to maturity
Taxable	128,000	177,000	280,000	360,000
Non-taxable	204,000	221,000	413,000	444,000
Securities available for sale
Taxable	798,000	878,000	1,597,000	1,717,000
Non-taxable	64,000	52,000	125,000	96,000
FHLB dividends	28,000	30,000	57,000	68,000
Other interest-earning assets	10,000	9,000	17,000	17,000
Total interest income	7,317,000	8,033,000	14,833,000	15,808,000

Interest expense:
Deposits	894,000	1,280,000	1,877,000	2,569,000
Borrowed money	463,000	532,000	945,000	1,069,000
Total interest expense	1,357,000	1,812,000	2,822,000	3,638,000

Net interest income before provision for loan losses	5,960,000	6,221,000	12,011,000	12,170,000
Provision for loan losses	2,900,000	1,915,000	4,665,000	3,590,000
Net interest income after provision for loan losses	3,060,000	4,306,000	7,346,000	8,580,000

Noninterest income:
Fees and service charges	531,000	538,000	1,046,000	1,049,000
Bank owned life insurance	81,000	81,000	161,000	161,000
Gain on calls and sales of securities	12,000	21,000	445,000	21,000
Gain on sales of mortgage loans	154,000	186,000	565,000	590,000
Miscellaneous	133,000	117,000	244,000	206,000
Total noninterest income	911,000	943,000	2,461,000	2,027,000

Noninterest expenses:
Salaries and employee benefits	2,257,000	2,261,000	4,643,000	4,497,000
Occupancy, net	471,000	475,000	958,000	1,020,000
Equipment	243,000	238,000	491,000	496,000
Data processing	316,000	338,000	650,000	675,000
Advertising	139,000	139,000	278,000	216,000
FDIC insurance premium	155,000	147,000	303,000	401,000
Charitable contributions	25,000	75,000	175,000	175,000
Miscellaneous	848,000	863,000	1,710,000	1,740,000
Total noninterest expenses	4,454,000	4,536,000	9,208,000	9,220,000
(Loss) income before income tax (benefit) expense	(483,000)	713,000	599,000	1,387,000
Income tax (benefit) expense	(159,000)	128,000	147,000	319,000
Net (loss) income	(324,000)	585,000	452,000	1,068,000
Dividends on preferred stock and accretion	38,000	138,000	113,000	276,000
Net (loss) income available to common shareholders	$(362,000)	$447,000	$339,000	$792,000

Basic (loss) earnings per common share	$(0.06)	$0.08	$0.06	$0.14
Diluted (loss) earnings per common share	$(0.06)	$0.08	$0.06	$0.14

Weighted average number of common shares outstanding	5,902,167	5,850,506	5,897,266	5,850,116
Weighted average number of diluted common
shares outstanding	5,902,167	5,850,506	5,897,266	5,850,116

See notes to unaudited consolidated financial statements. 2

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2012
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income
	Stock	Shares	Amount	Earnings	Stock	(Loss), Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$—	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(531,000)	—	—	(531,000)
Payment of discount on dividend
reinvestment plan	—	—	(5,000)	—	—	—	(5,000)
Cash dividends accrued on preferred stock	—	—	—	(113,000)	—	—	(113,000)
Common stock issued under stock plans	—	22,854	114,000	—	—	—	114,000
Amortization of issuance costs	5,000	—	—	(5,000)	—		—
Net income	—	—	—	452,000	—	—	452,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $111,000)	—	—	—	—	—	172,000	172,000
Change in fair value of interest rate
swap (net of taxes of $7,000)	—	—	—	—	—	10,000	10,000

Balance -- June 30, 2012	$14,960,000	5,905,358	$40,529,000	$846,000	$—	$1,556,000	$57,891,000

	Six Months Ended June 30, 2011
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income
	Stock	Shares	Amount	Earnings	Stock	(Loss), Net	Total

Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Cash dividends paid on common stock	—	—	—	(585,000)	—	—	(585,000)
Payment of discount on dividend
reinvestment plan	—	—	(10,000)	—	—	—	(10,000)
Cash dividends accrued on preferred stock	—	—	—	(250,000)	—	—	(250,000)
Common stock issued under stock plans	—	3,631	12,000	—	13,000	—	25,000
Stock option compensation expense	—	—	22,000	—	—	—	22,000
Accretion of discount on preferred stock	26,000	—	—	(26,000)	—		—
Amortization of issuance costs	5,000	—	—	(5,000)	—		—
Net income	—	—	—	1,068,000	—	—	1,068,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $811,000)	—	—	—	—	—	1,279,000	1,279,000
Change in fair value of interest rate
swap (net of taxes of $23,000)	—	—	—	—	—	(34,000)	(34,000)

Balance -- June 30, 2011	$9,827,000	5,850,558	$40,540,000	$2,161,000	$—	$1,119,000	$53,647,000

See notes to unaudited consolidated financial statements. 3

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(324,000)	$585,000	$452,000	$1,068,000

Other comprehensive income:
Change in unrealized holding gains on securities
available for sale arising during the period	668,000	2,221,000	728,000	2,111,000
Reclassification adjustment for gains in net income	(12,000)	(21,000)	(445,000)	(21,000)
Net unrealized gains	656,000	2,200,000	283,000	2,090,000
Tax effect	(256,000)	(858,000)	(111,000)	(811,000)
Net unrealized gains, net of tax amount	400,000	1,342,000	172,000	1,279,000

Change in fair value of interest rate swap	(13,000)	(155,000)	17,000	(57,000)
Tax effect	5,000	62,000	(7,000)	23,000
Change in fair value of interest rate swap, net of tax amount	(8,000)	(93,000)	10,000	(34,000)

Total other comprehensive income	392,000	1,249,000	182,000	1,245,000

Total comprehensive income	$68,000	$1,834,000	$634,000	$2,313,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	06/30/12	12/31/11

Unrealized gain on securities available for sale	$2,082,000	$1,910,000
Unrealized loss on fair value of interest rate swap	(526,000)	(536,000)

Accumulated other comprehensive income, net	$1,556,000	$1,374,000

See notes to unaudited consolidated financial statements. 4

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$452,000	$1,068,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	276,000	300,000
Amortization of premiums and accretion of discounts, net	791,000	637,000
Accretion (amortization) of deferred loan fees	25,000	(20,000)
Provision for loan losses	4,665,000	3,590,000
Originations of mortgage loans held for sale	(39,324,000)	(35,536,000)
Proceeds from sale of mortgage loans	41,266,000	45,944,000
Gain on sales of mortgage loans	(565,000)	(590,000)
Gain on sales and calls of securities	(445,000)	(21,000)
Gain on sale of other real estate owned	(469,000)	—
Deferred income tax benefit	(142,000)	(1,188,000)
Decrease in accrued interest receivable	129,000	3,000
Decrease in accrued interest payable	(131,000)	(79,000)
Earnings on bank owned life insurance	(161,000)	(161,000)
Stock option expense	—	22,000
Decrease in other assets	315,000	1,150,000
Decrease in other liabilities	(891,000)	(163,000)
Net cash provided by operating activities	5,791,000	14,956,000

Cash flows from investing activities:
Purchase of securities available for sale	(40,525,000)	(21,306,000)
Proceeds from maturities and principal repayments on securities available for sale	12,783,000	9,602,000
Proceeds from sales and calls on securities available for sale	25,960,000	6,032,000
Proceeds from maturities and principal repayments on securities held to maturity	2,188,000	2,851,000
Proceeds from calls on securities held to maturity	3,105,000	1,000,000
Sale of FHLB-NY stock	265,000	6,000
Net decrease (increase) in loans	5,853,000	(17,654,000)
Proceeds from sale of other real estate owned	4,562,000	366,000
Additions to premises and equipment	(48,000)	(114,000)
Net cash provided by (used in) investing activities	14,143,000	(19,217,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,241,000	14,795,000
Net decrease in interest-bearing deposits	(8,298,000)	(1,980,000)
Net increase in securities sold under agreements to repurchase	—	1,149,000
Net decrease in short term borrowings	(4,700,000)	—
Repayment of long term borrowings	(3,000,000)	(3,000,000)
Cash dividends paid on common stock	(531,000)	(585,000)
Cash dividends paid on preferred stock	(113,000)	(250,000)
Payment of discount on dividend reinvestment plan	(5,000)	(10,000)
Issuance of common stock	114,000	25,000
Net cash (used in) provided by financing activities	(8,292,000)	10,144,000

Net increase in cash and cash equivalents	11,642,000	5,883,000
Cash and cash equivalents - beginning	13,698,000	19,983,000
Cash and cash equivalents - ending	$25,340,000	$25,866,000

Index

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,953,000	$3,717,000
Cash paid during the period for income taxes	$1,194,000	$1,215,000
Transfers from loans to other real estate owned	$882,000	$—

See notes to unaudited consolidated financial statements. 6

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.

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

Index

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

Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (the ”FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (together, “the Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments of this ASU are to be applied prospectively. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on the Corporation’s consolidated financial statements.

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

Index

Note 2. Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,015,000	$12,000	$—	$4,027,000
U.S. government-sponsored agencies	24,353,000	52,000	21,000	24,384,000
Obligations of state and political
subdivisions	10,514,000	408,000	25,000	10,897,000
Mortgage-backed securities - residential	125,523,000	2,971,000	33,000	128,461,000
Asset-backed securities (a)	1,044,000	—	4,000	1,040,000
Corporate debt	491,000	—	1,000	490,000

Total debt securities	165,940,000	3,443,000	84,000	169,299,000
Other equity investments	3,358,000	55,000	—	3,413,000
	$169,298,000	$3,498,000	$84,000	$172,712,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,027,000	$23,000	$—	$4,050,000
U.S. government-sponsored agencies	20,702,000	46,000	4,000	20,744,000
Obligations of state and political
subdivisions	8,866,000	461,000	9,000	9,318,000
Mortgage-backed securities - residential	130,912,000	2,583,000	28,000	133,467,000

Total debt securities	164,507,000	3,113,000	41,000	167,579,000
Other equity investments	3,287,000	59,000	—	3,346,000
	$167,794,000	$3,172,000	$41,000	$170,925,000

(a) Collateralized by student loans.

Cash proceeds realized from sales and calls of securities available for sale for the three and six months ended June 30, 2012 were $14,000,000 and $25,960,000, respectively. Cash proceeds realized from sales and calls of securities available for sale for the three and six months ended June 30, 2011 were $5,032,000 and $6,032,000, respectively. Gross gains realized on sales or calls during the three and six months ended June 30, 2012 totaled $5,000 and $438,000, respectively. The tax provision related to these realized gains was $2,000 and $170,000, respectively. There were no gross losses realized on sales or calls during the three and six months ended June 30, 2012. Gross gains realized on sales or calls during the three and six months ended June 30, 2011 totaled $21,000 and $21,000, respectively. The tax provision related to these realized gains was $8,000 and $8,000, respectively. There were no gross losses realized on sales or calls during the three and six months ended June 30, 2011.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	June 30, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$261,000	$47,000	$—	$308,000
Obligations of state and political
subdivisions	23,388,000	1,547,000	—	24,935,000
Mortgage-backed securities - residential	9,344,000	793,000	—	10,137,000
	$32,993,000	$2,387,000	$—	$35,380,000

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,770,000	$80,000	$—	$2,850,000
Obligations of state and political
subdivisions	24,575,000	1,705,000	—	26,280,000
Mortgage-backed securities - residential	11,009,000	845,000	—	11,854,000
	$38,354,000	$2,630,000	$—	$40,984,000

Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2012 were $2,500,000 and $3,105,000, respectively. There were no cash proceeds realized from calls of securities held to maturity for the three months ended June 30, 2011. Cash proceeds realized from calls of securities held to maturity for the six months ended June 30, 2011 were $1,000,000. Gross gains realized on calls during the three and six months ended June 30, 2012 totaled $7,000 and $7,000, respectively. The tax provision related to these realized gains was $3,000 and $3,000, respectively. There were no gross losses realized on calls during the three and six months ended June 30, 2012. There were no gross gains and no gross losses realized from calls for the three and six months ended June 30, 2011.

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

	June 30, 2012
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
Within one year	$5,020,000	$5,043,000
After one year, but within five years	3,857,000	3,878,000
After five years, but within ten years	17,295,000	17,562,000
After ten years	13,201,000	13,315,000
Mortgage-backed securities - residential	125,523,000	128,461,000
Asset-backed securities	1,044,000	1,040,000
Total	$165,940,000	$169,299,000

Held to maturity
Within one year	$647,000	$651,000
After one year, but within five years	14,745,000	15,644,000
After five years, but within ten years	8,079,000	8,759,000
After ten years	178,000	189,000
Mortgage-backed securities - residential	9,344,000	10,137,000
Total	$32,993,000	$35,380,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2012 and December 31, 2011, and if the unrealized loss was continuous for the twelve months prior to June 30, 2012 and December 31, 2011.

Available for Sale June 30, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	8,486,000	(21,000)	—	—	8,486,000	(21,000)
Obligations of state and
political subdivisions	2,994,000	(25,000)	—	—	2,994,000	(25,000)
Mortgage-backed
securities - residential	5,288,000	(33,000)	—	—	5,288,000	(33,000)
Asset-backed securities	1,040,000	(4,000)	—	—	1,040,000	(4,000)
Corporate debt	490,000	(1,000)	—	—	490,000	(1,000)
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$18,298,000	$(84,000)	$—	$—	$18,298,000	$(84,000)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	1,993,000	(4,000)	—	—	1,993,000	(4,000)
Obligations of state and
political subdivisions	1,335,000	(9,000)	—	—	1,335,000	(9,000)
Mortgage-backed
securities - residential	10,637,000	(28,000)	—	—	10,637,000	(28,000)
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$13,965,000	$(41,000)	$—	$—	$13,965,000	$(41,000)

There were no unrealized losses on held to maturity securities at either June 30, 2012 or December 31, 2011.

Other-Than-Temporary-Impairment

At June 30, 2012, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Index

Note 3. Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	June 30,	December 31,
	2012	2011

Commercial:
Secured by real estate	$56,999,000	$60,650,000
Other	35,464,000	41,850,000
Commercial real estate	242,858,000	246,549,000
Construction:
Commercial	11,390,000	12,913,000
Residential	248,000	252,000
Residential real estate	63,081,000	54,694,000
Consumer:
Secured by real estate	34,411,000	38,278,000
Other	647,000	1,086,000
Other	169,000	141,000
Total gross loans	445,267,000	456,413,000

Less: Deferred loan fees, net	(45,000)	6,000
Allowance for loan losses	11,934,000	11,604,000
	11,889,000	11,610,000

Loans, net	$433,378,000	$444,803,000

Activity in the allowance for loan losses is summarized as follows for the periods indicated:

	For the three months ended June 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$6,068,000	$1,994,000	$2,068,000	$29,000	$6,023,000
Commercial real estate	5,448,000	918,000	1,839,000	—	4,527,000
Construction	777,000	(118,000)	145,000	—	514,000
Residential real estate	338,000	54,000	—	—	392,000
Consumer	439,000	39,000	41,000	—	437,000
Other loans	2,000	1,000	—	1,000	4,000
Unallocated	25,000	12,000	—	—	37,000
Total	$13,097,000	$2,900,000	$4,093,000	$30,000	$11,934,000

Index

	For the six months ended June 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,368,000	$2,960,000	$2,356,000	$51,000	$6,023,000
Commercial real estate	4,943,000	1,423,000	1,839,000	—	4,527,000
Construction	480,000	179,000	145,000	—	514,000
Residential real estate	303,000	89,000	—	—	392,000
Consumer	498,000	(14,000)	47,000	—	437,000
Other loans	2,000	1,000	—	1,000	4,000
Unallocated	10,000	27,000	—	—	37,000
Total	$11,604,000	$4,665,000	$4,387,000	$52,000	$11,934,000

	For the three months ended June 30, 2011
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,979,000	$850,000	$260,000	$8,000	$5,577,000
Commercial real estate	3,305,000	1,180,000	288,000	—	4,197,000
Construction	752,000	(168,000)	14,000	—	570,000
Residential real estate	288,000	131,000	—	—	419,000
Consumer	532,000	(71,000)	1,000	—	460,000
Other loans	3,000	6,000	5,000	1,000	5,000
Unallocated	14,000	(12,000)	—	—	2,000
Total	$9,873,000	$1,916,000	$568,000	$9,000	$11,230,000

	For the six months ended June 30, 2011
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,745,000	$2,201,000	$388,000	$19,000	$5,577,000
Commercial real estate	3,112,000	1,477,000	392,000	—	4,197,000
Construction	930,000	(337,000)	23,000	—	570,000
Residential real estate	184,000	235,000	—	—	419,000
Consumer	510,000	10,000	60,000	—	460,000
Other loans	2,000	9,000	8,000	2,000	5,000
Unallocated	7,000	(5,000)	—	—	2,000
Total	$8,490,000	$3,590,000	$871,000	$21,000	$11,230,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012 and December 31, 2011.

	June 30, 2012
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans:

Individually
evaluated for
impairment	$2,135,000	$67,000	$281,000	$14,000	$—	$—	$—	$2,497,000

Collectively
evaluated for
impairment	3,888,000	4,460,000	233,000	378,000	437,000	4,000	37,000	9,437,000
Total ending
allowance
balance	$6,023,000	$4,527,000	$514,000	$392,000	$437,000	$4,000	$37,000	$11,934,000

Loans:
Loans
individually
evaluated for
impairment	$9,941,000	$13,956,000	$7,393,000	$779,000	$1,039,000	$—	$—	$33,108,000

Loans
collectively
evaluated for
impairment	82,522,000	228,902,000	4,245,000	62,302,000	34,019,000	169,000	—	412,159,000
Total ending
loan balance	$92,463,000	$242,858,000	$11,638,000	$63,081,000	$35,058,000	$169,000	$—	$445,267,000

Index

	December 31, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans:

Individually
evaluated for
impairment	$1,908,000	$947,000	$266,000	$—	$—	$—	$—	$3,121,000

Collectively
evaluated for
impairment	3,460,000	3,996,000	214,000	303,000	498,000	2,000	10,000	8,483,000
Total ending
allowance
balance	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

Loans:
Loans
individually
evaluated for
impairment	$10,265,000	$13,128,000	$8,653,000	$779,000	$891,000	$—	$—	$33,716,000

Loans
collectively
evaluated for
impairment	92,235,000	233,421,000	4,512,000	53,915,000	38,473,000	141,000	—	422,697,000
Total ending
loan balance	$102,500,000	$246,549,000	$13,165,000	$54,694,000	$39,364,000	$141,000	$—	$456,413,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	June 30,	December 31,
	2012	2011

Commercial:
Secured by real estate	$4,872,000	$6,178,000
Other	3,518,000	2,494,000
Commercial real estate	12,278,000	9,302,000
Construction:
Commercial	6,807,000	7,840,000
Residential	248,000	252,000
Residential real estate	779,000	779,000
Consumer:
Secured by real estate	1,039,000	891,000
Other	—	—
Other	—	—

Total nonperfoming loans	$29,541,000	$27,736,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At June 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,347,000	$2,863,000
Other	713,000	255,000
Commercial real estate	13,299,000	10,979,000
Construction:
Commercial	6,534,000	5,706,000
Residential	—	—
Residential real estate	—	—
Consumer:
Secured by real estate	1,049,000	1,039,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	6,306,000	3,081,000	$474,000
Other	3,748,000	3,742,000	1,661,000
Commercial real estate	4,414,000	2,977,000	67,000
Construction:
Commercial	1,581,000	1,439,000	266,000
Residential	269,000	248,000	15,000
Residential real estate	866,000	779,000	14,000
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$42,126,000	$33,108,000	$2,497,000

Index

	At December 31, 2011
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,306,000	$2,831,000
Other	—	—
Commercial real estate	10,691,000	8,523,000
Construction:
Commercial	8,453,000	7,609,000
Residential	—	—
Residential real estate	866,000	779,000
Consumer:
Secured by real estate	911,000	891,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	7,287,000	4,590,000	$468,000
Other	2,876,000	2,844,000	1,440,000
Commercial real estate	4,747,000	4,605,000	947,000
Construction:
Commercial	1,085,000	792,000	264,000
Residential	273,000	252,000	2,000
Residential real estate	—	—	—
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$40,495,000	$33,716,000	$3,121,000

	For the three months ended		For the six months ended
	June 30, 2012		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial:
Secured by real estate	$6,219,000	$13,000	$6,619,000	$43,000
Other	3,535,000	4,000	3,305,000	11,000
Commercial real estate	13,264,000	67,000	13,219,000	126,000
Construction:
Commercial	7,783,000	8,000	7,989,000	18,000
Residential	249,000	—	250,000	—
Residential real estate	779,000	—	779,000	—
Consumer:
Secured by real estate	1,060,000	—	1,004,000	—
Other	—	—	—	—
Other	—	—	—	—

Total nonperfoming loans	$32,889,000	$92,000	$33,165,000	$198,000

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial:
Secured by real estate	$6,343,000	$—	$6,203,000	$—
Other	1,844,000	2,000	1,871,000	4,000
Commercial real estate	13,342,000	10,000	12,408,000	10,000
Construction:
Commercial	2,007,000	—	2,011,000	—
Residential	278,000	—	279,000	—
Residential real estate	1,107,000	—	1,106,000	—
Consumer:
Secured by real estate	828,000	—	828,000	—
Other	—	—	—	—
Other	—	—	—	—

Total nonperfoming loans	$25,749,000	$12,000	$24,706,000	$14,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$319,000	$99,000	$3,611,000	$4,029,000	$52,970,000	$56,999,000
Other	170,000	—	282,000	452,000	35,012,000	35,464,000
Commercial real estate:	923,000	3,848,000	7,385,000	12,156,000	230,702,000	242,858,000
Construction:
Commercial	—	300,000	2,377,000	2,677,000	8,713,000	11,390,000
Residential	—	—	248,000	248,000	—	248,000
Residential real estate	—	—	779,000	779,000	62,302,000	63,081,000
Consumer:
Secured by real estate	230,000	—	1,039,000	1,269,000	33,142,000	34,411,000
Other	—	—	—	—	647,000	647,000
Other	—	—	—	—	169,000	169,000
Total	$1,642,000	$4,247,000	$15,721,000	$21,610,000	$423,657,000	$445,267,000

	December 31, 2011
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$875,000	$546,000	$3,977,000	$5,398,000	$55,252,000	$60,650,000
Other	53,000	260,000	1,752,000	2,065,000	39,785,000	41,850,000
Commercial real estate:	—	736,000	5,352,000	6,088,000	240,461,000	246,549,000
Construction:
Commercial	—	561,000	2,640,000	3,201,000	9,712,000	12,913,000
Residential	—	—	252,000	252,000	—	252,000
Residential real estate	—	—	779,000	779,000	53,915,000	54,694,000
Consumer:
Secured by real estate	581,000	—	719,000	1,300,000	36,978,000	38,278,000
Other	4,000	—	—	4,000	1,082,000	1,086,000
Other	—	—	—	—	141,000	141,000
Total	$1,513,000	$2,103,000	$15,471,000	$19,087,000	$437,326,000	$456,413,000

Troubled Debt Restructurings

At June 30, 2012 and December 31, 2011, the Corporation had $9.8 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $3.7 million and $6.0 million were performing in accordance with their new terms at June 30, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $624,000 and $1.2 million have been allocated for the troubled debt restructurings at June 30, 2012 and December 31, 2011, respectively. While there were no funds committed at June 30, 2012, as of December 31, 2011, the Corporation had committed $416,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

During the six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans primarily represents an extension of the maturity date at terms more favorable than the current market term for new debt with similar risk. Many of the modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 to 5 years.

Index

There were no new troubled debt restructurings during the first three months of 2012 ended March 31, 2012. The following table presents loans by class modified as troubled debt restructurings that occurred during the second three months ended June 30, 2012:

		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Commercial:
Secured by real estate	2	$226,000	$226,000
Other	1	74,000	72,000
Commercial real estate	—	—	—
Construction:
Commercial	—	—	—
Residential	—	—	—
Residential real estate	—	—	—
Consumer
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
Total trouble debt restructurings	3	$300,000	$298,000

For the six months ended June 30, 2012, the troubled debt restructurings described above resulted in no increase to the allowance for loan losses. There were no chargeoffs during the six months ended June 30, 2012 related to these troubled debt restructurings.

A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms. There are no troubled debt restructurings that have defaulted since modification in the last 12-month period.

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$50,000,000	$2,643,000	$4,185,000	$171,000	$—	$56,999,000
Other	31,216,000	773,000	400,000	3,075,000	—	35,464,000
Commercial real estate:	228,247,000	7,106,000	5,817,000	1,688,000	—	242,858,000
Construction:
Commercial	4,244,000	1,653,000	5,493,000	—	—	11,390,000
Residential	—	—	248,000	—	—	248,000
Total	$313,707,000	$12,175,000	$16,143,000	$4,934,000	$—	$346,959,000

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$52,004,000	$3,234,000	$5,248,000	$164,000	$—	$60,650,000
Other	38,790,000	566,000	617,000	1,877,000	—	41,850,000
Commercial real estate:	233,295,000	3,512,000	7,333,000	2,409,000	—	246,549,000
Construction:
Commercial	4,512,000	1,656,000	6,745,000	—	—	12,913,000
Residential	—	—	252,000	—	—	252,000
Total	$328,601,000	$8,968,000	$20,195,000	$4,450,000	$—	$362,214,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011.

	June 30, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$62,302,000	$779,000	$63,081,000
Consumer:
Secured by real estate	33,142,000	1,269,000	34,411,000
Other	647,000	—	647,000
Total	$96,091,000	$2,048,000	$98,139,000

	December 31, 2011
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$53,915,000	$779,000	$54,694,000
Consumer:
Secured by real estate	36,978,000	1,300,000	38,278,000
Other	1,082,000	4,000	1,086,000
Total	$91,975,000	$2,083,000	$94,058,000

Index

Note 4. Fair Value of Financial Instruments

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

The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Generally, impaired loans carried at fair value have been partially charged off or receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals are generally obtained to support the fair value of collateral.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by licensed appraisers whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, the Lending Department reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties.  In addition, appraisers may make adjustments to the sales price of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property.  Management generally applies a 12% discount to real estate appraised values to cover disposition / selling costs and to reflect the potential price reductions in the market necessary to complete an expedient transaction and to factor in impact of the perception that a transaction being completed by a bank may result in further price reduction pressure.

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,027,000	$4,027,000	$—	$—
U.S. government -
sponsered agencies	24,384,000	—	24,384,000	—
Obligations of state and
political subdivisions	10,897,000	—	10,897,000	—
Mortgage-backed
securities - residential	128,461,000	—	128,461,000	—
Asset-backed securities	1,040,000		1,040,000
Corporate debt	490,000		490,000
Other equity investments	3,413,000	3,353,000	60,000	—
Total available for
sale securities	$172,712,000	$7,380,000	$165,332,000	$—

Liabilities:
Interest rate swap	$876,000	$—	$876,000	$—

	At December 31, 2011
Assets:			‘
Available for sale securities
U.S. Treasuries	$4,050,000	$4,050,000		$—	$—
U.S. government -
sponsered agencies	20,744,000	—		20,744,000	—
Obligations of state and
political subdivisions	9,318,000	—		9,318,000	—
Mortgage-backed
securities - residential	133,467,000	—		133,467,000	—
Other equity investments	3,346,000	3,286,000		60,000	—
Total available for
sale securities	$170,925,000	$7,336,000		$163,589,000	$—

Liabilities:
Interest rate swap	$893,000	$—		$893,000	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 or 2011.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,560,000	$—	$—	$1,560,000
Other	—	—	—	—
Commercial real estate	2,866,000	—	—	2,866,000
Construction:
Commercial	1,173,000	—	—	1,173,000
Residential	232,000	—	—	232,000
Residential real estate	766,000	—	—	766,000
Consumer
Secured by real estate	—	—	—	—

Other real estate owned	1,119,000	—	—	1,119,000

	$7,716,000	$—	$—	$7,716,000

	At December 31, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$2,945,000	$—	$—	$2,945,000
Other	—	—	—	—
Commercial real estate	2,417,000	—	—	2,417,000
Construction:
Commercial	4,569,000	—	—	4,569,000
Residential	250,000	—	—	250,000
Residential real estate	779,000	—	—	779,000
Consumer
Secured by real estate	40,000	—	—	40,000

Other real estate owned	2,912,000	—	—	2,912,000

	$13,912,000	$—	$—	$13,912,000

Collateral dependent impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $7,355,000, with a valuation allowance of $759,000, resulting in an additional provision for loan losses of $105,000 and $882,000 for the three and six months ended June 30, 2012.

Collateral dependent impaired loans had a recorded investment of $11,612,000, with a valuation allowance of $612,000, resulting in an additional provision for loan losses of $4,915,000 for the year ended December 31, 2011.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$6,597,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 14%
			Estimated selling costs.	7%

Other real estate owned	$1,119,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 12%
			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2012
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$25,340,000	$25,340,000	$—	$—
Securities available for sale	172,712,000	7,380,000	165,332,000	—
Securities held to maturity	32,993,000	—	35,380,000	—
FHLB-NY stock	2,213,000	N/A	N/A	N/A
Mortgage loans held for sale	3,334,000	—	3,337,000	—
Loans, net	433,378,000	—	—	444,611,000
Accrued interest receivable	2,489,000	21,000	920,000	1,548,000

Financial liabilities:
Deposits	593,495,000	429,487,000	165,977,000	—
FHLB-NY Advances	25,000,000	—	25,859,000	—
Securities sold under
agreements to repurchase	14,342,000	—	15,684,000	—
Subordinated debenture	7,217,000	—	—	6,751,000
Accrued interest payable	644,000	2,000	626,000	16,000
Interest rate swap	876,000	—	876,000	—

Index

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,698,000	$13,698,000
Securities available for sale	170,925,000	170,925,000
Securities held to maturity	38,354,000	40,984,000
FHLB-NY stock	2,478,000	N/A
Mortgage loans held for sale	4,711,000	4,711,000
Loans, net	444,803,000	453,604,000
Accrued interest receivable	2,618,000	2,618,000

Financial liabilities:
Deposits	593,552,000	595,939,000
FHLB-NY Advances	32,700,000	33,482,000
Securities sold under agreements
to repurchase	14,342,000	14,786,000
Subordinated debenture	7,217,000	6,297,000
Accrued interest payable	775,000	775,000
Interest rate swap	893,000	893,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value and are classified as Level 1.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at June 30, 2012 and December 31, 2011 the fair value of such commitments were not material.

Index

Limitations

The preceding fair value estimates were made at June 30, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings (Loss) Per Share

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

The following reconciles the income (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income	$(324,000)	$585,000	$452,000	$1,068,000
Dividends on preferred stock and accretion	38,000	138,000	113,000	276,000
Net (loss) income available to common stockholders	$(362,000)	$447,000	$339,000	$792,000

Weighted average shares	5,902,167	5,850,506	5,897,266	5,850,116
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,902,167	5,850,506	5,897,266	5,850,116

Basic (loss) earnings per common share	$(0.06)	$0.08	$0.06	$0.14

Diluted (loss) earnings per common share	$(0.06)	$0.08	$0.06	$0.14

For the three and six months ended June 30, 2012, stock options to purchase 62,937 and 63,714 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive. Stock options to purchase 64,728 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2011 because they were antidilutive. The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock was not considered in computing diluted earnings per common share in both the three and six months ended June 30, 2011 because it was antidilutive.

Note 6. Preferred Stock

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

Index

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

In addition, the Series B Preferred Shares are non-voting except in limited circumstances. In the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the Federal Reserve, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are includable in Tier I capital for regulatory capital.

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

Financial Condition

Total assets decreased $8.7 million to $700.1 million at June 30, 2012 from $708.8 million at December 31, 2011. Cash and cash equivalents increased $11.6 million to $25.3 million at June 30, 2012 from $13.7 million at December 31, 2011, reflecting net decreases in the securities portfolio and the loan portfolio. Securities available for sale increased $1.8 million to $172.7 million while securities held to maturity decreased $5.4 million to $33.0 million. Net loans decreased $11.4 million from $444.8 million at December 31, 2011 to $433.4 million at June 30, 2012. Increases due to new loans originated were more than offset by regular principal payments and payoffs in the first six months of 2012. Loans held for sale totaled $3.3 million at June 30, 2012, a decrease from $4.7 million at December 31, 2011. Other real estate owned (OREO) declined $3.3 million primarily reflecting sales of properties partially offset by the foreclosure on another two properties.

Total deposits at June 30, 2012 of $593.5 million were relatively unchanged from December 31, 2011. However, growth of $8.2 million was experienced in noninterest-bearing accounts while interest-bearing accounts declined $8.3 million.

Index

FHLB – NY advances were $25.0 million at June 30, 2012 compared to $32.7 million at December 31, 2011. The decrease in these borrowings was primarily the result of a decrease in assets.

Results of Operations

General

The Corporation reported a net loss of $324,000 or a $0.06 loss per diluted common share for the three months ended June 30, 2012, compared to net income of $585,000, or $0.08 diluted earnings per common share for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Corporation reported net income of $452,000, or $0.06 diluted earnings per common share. These results compare to net income of $1.1 million, or $0.14 per diluted common share, for the six months ended June 30, 2011.

Net Interest Income

Net interest income for the three and six months ended June 30, 2012 was $6.0 million and $12.0 million, respectively, compared to $6.2 million and $12.2 million recorded in the prior year periods. The current year periods reflect increases in average interest-earning assets and declines in the cost of interest bearing liabilities offset by declines in the yield on interest-earning assets. The net interest rate spread and net yield on interest-earning assets for the three months ended June 30, 2012 were 3.47% and 3.69%, respectively, compared to 3.62% and 3.89% for the three months ended June 30, 2011. For the six months ended June 30, 2012, the net interest rate spread and net yield on interest-earning assets were 3.47% and 3.70%, respectively, compared to 3.61% and 3.86% for the six months ended June 30, 2011. The net interest rate spread and net yield on interest-earning assets for the current year period reflects a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect both the elevated level of nonperforming loans as well as the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and six months ended June 30, 2012 and 2011 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)
For the Three Months Ended June 30,

	2012			2011
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$452,280	$6,096	5.41%	$463,938	$6,677	5.77%
Taxable investment securities (1)	176,487	954	2.17	159,968	1,085	2.72
Tax-exempt investment securities (1) (2)	33,211	399	4.82	31,878	405	5.10
Other interest-earning assets	829	10	4.35	1,045	9	3.45
Total interest-earning assets	662,807	7,459	4.51	656,829	8,176	4.99

Non-interest-earning assets:
Allowance for loan losses	(13,251)			(10,274)
Other assets	54,088			50,898
Total assets	$703,644			$697,453

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$247,257	$298	0.48%	$248,327	$484	0.78%
Savings deposits	61,961	31	0.20	52,262	34	0.26
Time deposits	163,364	565	1.39	173,542	762	1.76
Repurchase agreements	14,342	182	5.09	16,428	184	4.49
FHLB-NY borrowing	27,074	155	2.30	33,001	222	2.70
Subordinated debenture	7,217	126	7.00	7,217	126	7.00
Total interest-bearing liabilities	521,215	1,357	1.04	530,777	1,812	1.37
Non-interest-bearing liabilities:
Demand deposits	120,768			110,758
Other liabilities	2,781			2,502
Stockholders' equity	58,880			53,416
Total liabilities and stockholders' equity	$703,644			$697,453

Net interest income (taxable equivalent basis)		6,102			6,364
Tax Equivalent adjustment		(142)			(143)
Net interest income		$5,960			$6,221

Net interest spread (taxable equivalent basis)			3.47%			3.62%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.69%			3.89%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)
For the Six Months Ended June 30,

	2012			2011
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$456,173	$12,366	5.44%	$460,133	$13,128	5.75%
Taxable investment securities (1)	175,742	1,934	2.21	157,651	2,145	2.74
Tax-exempt investment securities (1) (2)	33,201	801	4.84	31,456	801	5.14
Other interest-earning assets	1,171	17	2.91	730	17	4.70
Total interest-earning assets	666,287	15,118	4.55	649,970	16,091	4.99

Non-interest-earning assets:
Allowance for loan losses	(12,680)			(9,529)
Other assets	53,455			51,374
Total assets	$707,062			$691,815

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$250,618	$612	0.49%	$248,843	$959	0.78%
Savings deposits	60,230	61	0.20	50,326	65	0.26
Time deposits	165,168	1,204	1.46	174,416	1,545	1.79
Repurchase agreements	14,342	365	5.09	15,540	365	4.74
FHLB-NY borrowing	28,608	328	2.30	34,128	454	2.68
Subordinated debenture	7,217	252	7.00	7,217	250	6.99
Total interest-bearing liabilities	526,183	2,822	1.08	530,470	3,638	1.38
Non-interest-bearing liabilities:
Demand deposits	119,236			105,566
Other liabilities	2,986			2,813
Stockholders' equity	58,657			52,966
Total liabilities and stockholders' equity	$707,062			$691,815

Net interest income (taxable equivalent basis)		12,296			12,453
Tax Equivalent adjustment		(285)			(283)
Net interest income		$12,011			$12,170

Net interest spread (taxable equivalent basis)			3.47%			3.61%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.70%			3.86%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended June 30, 2012, total interest income, on a tax equivalent basis, decreased $820,000 to $7.4 million, or 10.0%, when compared to the same prior year period. The decrease was due to a decrease in yields on interest-earning assets partially offset by an increase in the average balance of interest-earning assets. Total interest income on a tax equivalent basis decreased $973,000 to $15.1 million for the six months ended June 30, 2012, or 6.0%, compared to the same period for 2011. Consistent with the three month period, the decrease in the current six month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets. The average rate earned on interest-earning assets was 4.45% and 4.55% for the three and six months ended June 30, 2012, respectively, compared to an average rate of 4.99% for both the three and six months ended June 30, 2011, respectively. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets increased $6.0 million and $16.3 million for the three and six months ended June 30, 2012 compared to the same prior year periods. The change in average interest-earning assets reflects an increase in average investment securities of $17.9 million and $19.8 million for the current three and six month periods, respectively, partially offset by a decrease in average loans from the comparable periods in 2011 of $11.7 million and $4.0 million.

Interest paid on deposits and borrowed money decreased $455,000 and $816,000 for the three and six months ended June 30, 2012, respectively, compared to the same periods for 2011. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended June 30, 2012, the total cost for interest-bearing liabilities declined to 1.04% representing a 33 basis point decline when compared to the same prior year period. The cost for deposits and borrowed money decreased 30 basis points from 1.38% for the six month period ended June 30, 2011 to 1.08% for the comparable period in 2012. The average balance of total interest-bearing deposits and borrowings decreased $9.6 million and $4.3 million for the three months and six ended June 30, 2012, respectively, from the comparable 2011 periods.

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

The loan loss provision totaled $2.900 million and $4.665 million for the three and six months ended June 30, 2012, respectively, compared to $1.915 million and $3.590 million for the three and six months ended June 30, 2011, respectively. Nonaccrual loans of $29.5 million at June 30, 2012 reflected an increase from $27.7 million of nonaccrual loans at December 31, 2011. The allowance for loan losses related to the impaired loans decreased from $3.1 million at December 31, 2011 to $2.5 million at June 30, 2012. During the first six months of 2012, the Corporation charged off $4.4 million of loan balances and recovered $52,000 in previously charged off loans compared to $871,000 and $21,000, respectively, during the same period in 2011.

The current period loan loss provision primarily is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market. In addition, based on recent developments occurring in August 2012 surrounding a single borrower, a $3.0 million loan was placed on nonaccrual, which is secured by general business assets of the borrower. Management’s evaluation of the collectability of this loan is based on the best information available at the timing of filing but could change in the future as more information becomes available. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $911,000 and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to $943,000 and $2.0 million for the comparable prior year periods. On a year to date basis, the increase is primarily due to gains on calls and sales of securities for the six months ended June 30, 2012. There were limited gains recognized in the prior year six month period.

Index

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2012 increased slightly to $4.6 million and $9.3 million, respectively, compared to $4.5 million and $9.2 million in the comparable prior year periods. The increase in noninterest expenses reflects higher salary and employee benefits expense, partially associated with the management of nonperforming assets. When comparing the year to date periods, the current six months ended reflects lower FDIC insurance premiums reflecting the change in the quarterly assessment base which became effective in the second quarter in 2011.

Income Tax Expense

For the three months ended June 30, 2012, the Corporation recorded an income tax benefit of $159,000 compared to an income tax expense of $128,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, income tax expense totaled $467,000 representing an effective tax rate of 24.5% compared to income tax expense of $319,000, or an effective tax rate of 23.0%, for the six months ended June 30, 2011

Asset Quality

The Corporation’s principal earning asset is its loan portfolio. Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay loans under existing loan agreements. To address this risk, reserves are maintained to absorb probable incurred loan losses. In determining the adequacy of the allowance for loan losses, management of the Corporation considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with general economic and real estate market conditions. Although management attempts to establish a reserve sufficient to offset probable incurred losses in the portfolio, changes in economic conditions, regulatory policies and borrowers’ performance could require future changes to the allowance.

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

	June 30,	March 31,	December 31,	September 30,
	2012	2012	2011	2011
	(Dollars in thousands)

Nonaccrual loans (1)	$29,541	$26,823	$27,736	$24,422
Loans past due 90 days or more and accruing (2)	200	—	—	2,589
Total nonperforming loans	29,741	26,823	27,736	27,011

Other real estate owned	1,991	3,840	5,288	434
Total nonperforming assets	$31,732	$30,663	$33,024	$27,445

Performing restructured loans (3)	$3,716	$5,847	$5,979	$7,339

Allowance for loan losses	$11,934	$13,097	$11,604	$12,389

Nonperforming loans to total gross loans	6.68%	5.91%	6.08%	5.87%
Nonperforming assets to total assets	4.53%	4.31%	4.66%	3.89%
Allowance for loan losses to total gross loans	2.68%	2.89%	2.54%	2.69%
Allowance for loan losses to
nonperforming loans	40.13%	48.83%	41.84%	45.87%

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

(3) Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not reflected in restructured loans.

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The identification of nonaccrual loans reflects careful monitoring of the loan portfolio. The Corporation is focused on resolving the nonperforming loans and mitigating future losses in the portfolio. All delinquent loans continue to be reviewed by management.

Index

At June 30, 2012, the nonaccrual loans were comprised of 72 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2011, nonaccrual loans have increased $1.8 million to $29.5 million at the end of the most recent quarter. Included in nonaccrual loans at June 30, 2012 is one loan for $3.0 million. Although the loan is not delinquent, management placed the loan on nonaccrual based on recent developments surrounding the borrower which may impact the borrower’s repayment ability, The increase in nonaccruals due to this loan was partially offset by payments being received on other nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans decreased slightly to 40.13% at June 30, 2012 from 41.84% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. This metric reflects the effect of the increase in nonaccrual loans partially offset by an increase in the allowance for loan losses.

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

For loans not included in nonperforming loans, at June 30, 2012, the level of loans past due 30-89 days was $1.5 million compared to $1.0 million at December 31, 2011. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record elevated levels of provision for loan losses. For the three and six months ended June 30, 2012, the provision for loan losses was $2.900 million and $4.665 million, respectively, compared to $1.915 million and $3.590 million for the three and six months ended June 30, 2011, respectively. The total allowance for loan losses increased to 2.68% of total loans from a comparable ratio of 2.54% at December 31, 2011. The increase in the ratio includes the recording of the additional provision for loan losses offset by the impact of net chargeoffs.

Index

When it is believed that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses. For the six months ended June 30, 2012, net chargeoffs were $4.335 million compared to $850,000 for the six months ended June 30, 2011. While regular monthly payments continue to be made on many of the nonaccrual loans, certain chargeoffs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Therefore, consideration has been given to any underlying collateral and appropriate chargeoffs recorded based, in general, on the deficiency of such collateral. In general, these chargeoffs reflect partial writedowns on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. In addition, the current year reflects an increased level of chargeoffs of previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Management believes the chargeoff of these reserves provides a clearer indication of the value of nonaccrual loans. The chargeoff of reserves increases the average historical chargeoff experience, thereby resulting in an increase in Corporation’s level of general reserves on performing loans. Regardless of our actions of recording partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

At June 30, 2012 and December 31, 2011, the Corporation had $9.8 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $3.7 million and $6.0 million were performing in accordance with their new terms at June 30, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $624,000 and $1.2 million were allocated for the troubled debt restructurings at June 30, 2012 and December 31, 2011, respectively. While there were no funds committed at June 30, 2012, as of December 31, 2011, the Corporation had committed $416,000 of additional funds to a single customer with an outstanding construction loan that is classified as troubled debt restructuring.

Included in performing restructured loans at December 31, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. The property was sold in 2012 and the Corporation collected all outstanding principal and accrued interest owed under the loan.

The balance in performing restructured loans also includes two loans to a related borrower for $1.1 million at both June 30, 2012 and December 31, 2011. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

As of June 30, 2012, there were $29.9 million of other loans not included in the preceding risk elements table, compared to $36.1 million at December 31, 2011, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2012, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2012 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at June 30, 2012.

Index

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.01%	4.00%	N/A
Bank	8.80%	4.00%	5.00%
Risk-based capital
Tier 1
Corporation	13.22%	4.00%	N/A
Bank	12.90%	4.00%	6.00%
Total
Corporation	14.49%	8.00%	N/A
Bank	14.16%	8.00%	10.00%

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

Cash and cash equivalents increased $11.6 million during the first six months of 2012. Net operating and investing activities provided $5.8 million and $14.1 million, respectively, while financing activities used $8.3 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend, however management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to the Corporation’s participation in the SBLF program, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock issued in connection with the participation in the SBLF program) if it has declared and paid dividends on the Series B Preferred Stock for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent chargeoffs and any redemption of the Series B Preferred shares.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 5.	Other Information

On May 14, 2012, at the Corporation’s annual meeting of shareholders, in a non-binding vote of the Corporation’s shareholders regarding the frequency of holding future non-binding advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every year. In light of this result and other factors considered by the Corporation’s Board of Directors in making its original recommendation to the shareholders that the non-binding advisory ovte on executive compensation be held annually, the Corporation will hold a non-binding advisory vote on executive compensation every year until the next advisory vote on the frequency of say on pay votes occurs.

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date:	August 14, 2012	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.[1]

1  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

