Form 10-Q
period 2012-09-30
STEWARDSHIP FINANCIAL CORP
filed 2012-11-09
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 1, 2012 was 5,919,816.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$16,754,000	$13,289,000
Other interest-earning assets	633,000	409,000
Cash and cash equivalents	17,387,000	13,698,000

Securities available for sale	173,999,000	170,925,000
Securities held to maturity; estimated fair value of $34,300,000 (2012) and $40,984,000 (2011)	31,890,000	38,354,000
FHLB-NY stock, at cost	2,213,000	2,478,000
Mortgage loans held for sale	938,000	4,711,000
Loans, net of allowance for loan losses of $12,598,000 (2012) and $11,604,000 (2011)	425,494,000	444,803,000
Premises and equipment, net	5,759,000	6,101,000
Accrued interest receivable	2,204,000	2,618,000
Other real estate owned, net	2,985,000	5,288,000
Bank owned life insurance	10,389,000	10,145,000
Other assets	10,554,000	9,697,000
Total assets	$683,812,000	$708,818,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$125,060,000	$115,776,000
Interest-bearing	458,366,000	477,776,000
Total deposits	583,426,000	593,552,000

Federal Home Loan Bank of New York advances	25,000,000	32,700,000
Securities sold under agreements to repurchase	7,342,000	14,342,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	547,000	775,000
Accrued expenses and other liabilities	2,406,000	2,440,000
Total liabilities	625,938,000	651,026,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2012 and December 31, 2011
liquidation preference of $15,000,000	14,963,000	14,955,000
Common stock, no par value; 10,000,000 shares authorized;
5,919,578 and 5,882,504 shares issued and outstanding at September 30, 2012
and December 31, 2011, respectively	40,585,000	40,420,000
Retained earnings	824,000	1,043,000
Accumulated other comprehensive income, net	1,502,000	1,374,000
Total shareholders' equity	57,874,000	57,792,000

Total liabilities and shareholders' equity	$683,812,000	$708,818,000

See notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans	$5,951,000	$6,723,000	$18,295,000	$19,829,000
Securities held to maturity
Taxable	109,000	168,000	389,000	528,000
Non-taxable	203,000	218,000	616,000	662,000
Securities available for sale
Taxable	747,000	811,000	2,344,000	2,528,000
Non-taxable	73,000	58,000	198,000	154,000
FHLB dividends	26,000	28,000	83,000	96,000
Other interest-earning assets	11,000	12,000	28,000	29,000
Total interest income	7,120,000	8,018,000	21,953,000	23,826,000

Interest expense:
Deposits	802,000	1,205,000	2,679,000	3,774,000
Borrowed money	457,000	527,000	1,402,000	1,596,000
Total interest expense	1,259,000	1,732,000	4,081,000	5,370,000

Net interest income before provision for loan losses	5,861,000	6,286,000	17,872,000	18,456,000
Provision for loan losses	2,000,000	2,330,000	6,665,000	5,920,000
Net interest income after provision for loan losses	3,861,000	3,956,000	11,207,000	12,536,000

Noninterest income:
Fees and service charges	496,000	501,000	1,542,000	1,550,000
Bank owned life insurance	83,000	83,000	244,000	244,000
Gain on calls and sales of securities, net	891,000	454,000	1,336,000	475,000
Gain on sales of mortgage loans	162,000	245,000	727,000	835,000
Miscellaneous	87,000	67,000	331,000	273,000
Total noninterest income	1,719,000	1,350,000	4,180,000	3,377,000

Noninterest expenses:
Salaries and employee benefits	2,394,000	2,380,000	7,037,000	6,877,000
Occupancy, net	494,000	516,000	1,452,000	1,536,000
Equipment	240,000	235,000	731,000	731,000
Data processing	324,000	335,000	974,000	1,010,000
Advertising	145,000	180,000	423,000	396,000
FDIC insurance premium	154,000	152,000	457,000	553,000
Loss on early extinguishment of debt	691,000	—	691,000	—
Miscellaneous	764,000	817,000	2,649,000	2,732,000
Total noninterest expenses	5,206,000	4,615,000	14,414,000	13,835,000
Income before income tax expense	374,000	691,000	973,000	2,078,000
Income tax expense	46,000	113,000	193,000	432,000
Net income	328,000	578,000	780,000	1,646,000
Dividends on preferred stock and accretion	112,000	244,000	225,000	520,000
Net income available to common shareholders	$216,000	$334,000	$555,000	$1,126,000

Basic earnings per common share	$0.04	$0.06	$0.09	$0.19
Diluted earnings per common share	$0.04	$0.06	$0.09	$0.19

Weighted average number of common shares outstanding	5,916,123	5,866,575	5,903,598	5,855,663
Weighted average number of diluted common
shares outstanding	5,916,123	5,866,575	5,903,598	5,855,663

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2012
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income
	Stock	Shares	Amount	Earnings	Stock	(Loss), Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$—	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(766,000)	—	—	(766,000)
Payment of discount on dividend
reinvestment plan	—	—	(7,000)	—	—	—	(7,000)
Cash dividends accrued on preferred stock	—	—	—	(225,000)	—	—	(225,000)
Common stock issued under stock plans	—	37,074	172,000	—	—	—	172,000
Amortization of issuance costs	8,000	—	—	(8,000)	—		—
Net income	—	—	—	780,000	—	—	780,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $67,000)	—	—	—	—	—	119,000	119,000
Change in fair value of interest rate
swap (net of taxes of $6,000)	—	—	—	—	—	9,000	9,000

Balance -- September 30, 2012	$14,963,000	5,919,578	$40,585,000	$824,000	$—	$1,502,000	$57,874,000

	Nine Months Ended September 30, 2011
						Accumulated
						Other
						Comprehensive
	Preferred	Common Stock		Retained	Treasury	Income
	Stock	Shares	Amount	Earnings	Stock	(Loss), Net	Total

Balance -- December 31, 2010	$9,796,000	5,846,927	$40,516,000	$1,959,000	$(13,000)	$(126,000)	$52,132,000
Proceeds from issuance of preferred stock	15,000,000	—	—	—	—	—	15,000,000
Preferred stock issuance costs	(42,000)	—	—	—	—	—	(42,000)
Repurchase of preferred stock	(10,000,000)	—	—	—	—	—	(10,000,000)
Cash dividends paid on common stock	—	—	—	(878,000)	—	—	(878,000)
Payment of discount on dividend
reinvestment plan	—	—	(13,000)	—	—	—	(13,000)
Cash dividends accrued on preferred stock	—	—	—	(347,000)	—	—	(347,000)
Common stock issued under dividend
reinvestment plan	—	10,169	47,000	—	—	—	47,000
Common stock issued under stock plans	—	15,080	68,000	—	13,000	—	81,000
Stock option compensation expense	—	—	19,000	—	—	—	19,000
Accretion of discount on preferred stock	174,000	—	—	(174,000)	—		—
Amortization of issuance costs	30,000	—	—	(30,000)	—		—
Net income	—	—	—	1,646,000	—	—	1,646,000
Change in unrealized holding gains on
securities available for sale arising during
the period (net of taxes of $1,498,000)	—	—	—	—	—	2,355,000	2,355,000
Reclassification adjustment for gains in net
income (net of taxes of $188,000)	—	—	—	—	—	(288,000)	(288,000)
Change in fair value of interest rate
swap (net of taxes of $107,000)	—	—	—	—	—	(160,000)	(160,000)

Balance -- September 30, 2011	$14,958,000	5,872,176	$40,637,000	$2,176,000	$—	$1,781,000	$59,552,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$328,000	$578,000	$780,000	$1,646,000

Other comprehensive income:
Change in unrealized holding gains on securities
available for sale arising during the period	794,000	1,741,000	1,522,000	3,852,000
Reclassification adjustment for gains in net income	(891,000)	(454,000)	(1,336,000)	(475,000)
Net unrealized (losses) gains	(97,000)	1,287,000	186,000	3,377,000
Tax effect	44,000	(499,000)	(67,000)	(1,310,000)
Net unrealized(losses) gains, net of tax amount	(53,000)	788,000	119,000	2,067,000

Change in fair value of interest rate swap	(2,000)	(210,000)	15,000	(267,000)
Tax effect	1,000	84,000	(6,000)	107,000
Change in fair value of interest rate swap, net of tax amount	(1,000)	(126,000)	9,000	(160,000)

Total other comprehensive (loss) income	(54,000)	662,000	128,000	1,907,000

Total comprehensive income	$274,000	$1,240,000	$908,000	$3,553,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	09/30/12	12/31/11

Unrealized gain on securities available for sale	$2,029,000	$1,910,000
Unrealized loss on fair value of interest rate swap	(527,000)	(536,000)

Accumulated other comprehensive income, net	$1,502,000	$1,374,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$780,000	$1,646,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	408,000	449,000
Amortization of premiums and accretion of discounts, net	1,203,000	977,000
Accretion (amortization) of deferred loan fees	31,000	(31,000)
Provision for loan losses	6,665,000	5,920,000
Originations of mortgage loans held for sale	(49,899,000)	(55,354,000)
Proceeds from sale of mortgage loans	54,399,000	64,855,000
Gain on sales of mortgage loans	(727,000)	(835,000)
Gain on sales and calls of securities, net	(1,336,000)	(475,000)
Gain on sale of other real estate owned	(432,000)	—
Loss on early extinguishment of debt	691,000	—
Deferred income tax benefit	(427,000)	(1,676,000)
Decrease in accrued interest receivable	414,000	146,000
Decrease in accrued interest payable	(228,000)	(232,000)
Earnings on bank owned life insurance	(244,000)	(244,000)
Stock option expense	—	19,000
(Increase) decrease in other assets	(435,000)	804,000
Decrease in other liabilities	(24,000)	(33,000)
Net cash provided by operating activities	10,839,000	15,936,000

Cash flows from investing activities:
Purchase of securities available for sale	(86,581,000)	(56,207,000)
Proceeds from maturities and principal repayments on securities available for sale	20,546,000	14,362,000
Proceeds from sales and calls on securities available for sale	63,374,000	21,423,000
Proceeds from maturities and principal repayments on securities held to maturity	3,264,000	3,950,000
Proceeds from calls on securities held to maturity	3,105,000	1,340,000
Sale of FHLB-NY stock	265,000	6,000
Net decrease (increase) in loans	9,855,000	(10,858,000)
Proceeds from sale of other real estate owned	5,431,000	366,000
Additions to premises and equipment	(66,000)	(223,000)
Net cash provided by (used in) investing activities	19,193,000	(25,841,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,284,000	18,394,000
Net decrease in interest-bearing deposits	(19,410,000)	(6,133,000)
Net (decrease) increase in securities sold under agreements to repurchase	(7,691,000)	549,000
Net decrease in short term borrowings	(4,700,000)	—
Repayment of long term borrowings	(3,000,000)	(18,000,000)
Proceeds from long term borrowings	—	15,000,000
Proceeds from issuance of preferred stock	—	14,958,000
Repurchase of preferred stock	—	(10,000,000)
Cash dividends paid on common stock	(766,000)	(878,000)
Cash dividends paid on preferred stock	(225,000)	(347,000)
Payment of discount on dividend reinvestment plan	(7,000)	(13,000)
Issuance of common stock	172,000	128,000
Net cash (used in) provided by financing activities	(26,343,000)	13,658,000

Net increase in cash and cash equivalents	3,689,000	3,753,000
Cash and cash equivalents - beginning	13,698,000	19,983,000
Cash and cash equivalents - ending	$17,387,000	$23,736,000

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,309,000	$5,602,000
Cash paid during the period for income taxes	$1,299,000	$1,535,000
Noncash investing activities - security purchases due brokers	$—	$1,000,000
Transfers from loans to other real estate owned	$2,758,000	$159,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

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

Basis of presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (together, “the Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments of this ASU are to be applied prospectively. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on the Corporation’s consolidated financial statements.

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

Index

Note 2. Securities – Available for Sale and Held to Maturity

The fair value of the available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,009,000	$9,000	$—	$4,018,000
U.S. government-sponsored agencies	29,678,000	61,000	45,000	29,694,000
Obligations of state and political
subdivisions	13,966,000	493,000	14,000	14,445,000
Mortgage-backed securities - residential	109,269,000	2,777,000	3,000	112,043,000
Asset-backed securities (a)	9,876,000	12,000	51,000	9,837,000
Corporate debt	492,000	2,000	—	494,000

Total debt securities	167,290,000	3,354,000	113,000	170,531,000
Other equity investments	3,392,000	76,000	—	3,468,000
	$170,682,000	$3,430,000	$113,000	$173,999,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,027,000	$23,000	$—	$4,050,000
U.S. government-sponsored agencies	20,702,000	46,000	4,000	20,744,000
Obligations of state and political
subdivisions	8,866,000	461,000	9,000	9,318,000
Mortgage-backed securities - residential	130,912,000	2,583,000	28,000	133,467,000

Total debt securities	164,507,000	3,113,000	41,000	167,579,000
Other equity investments	3,287,000	59,000	—	3,346,000
	$167,794,000	$3,172,000	$41,000	$170,925,000

(a) Collateralized by student loans.

Cash proceeds realized from sales and calls of securities available for sale for the three and nine months ended September 30, 2012 were $37,414,000 and $63,374,000, respectively. Cash proceeds realized from sales and calls of securities available for sale for the three and nine months ended September 30, 2011 were $15,866,000 and $21,423,000, respectively. Gross gains realized on sales or calls during the three and nine months ended September 30, 2012 totaled $898,000 and $1,336,000, respectively. The tax provision related to these realized gains was $354,000 and $524,000, respectively. Gross losses realized on sales or calls during the three and nine months ended September 30, 2012 totaled $7,000 and $7,000, respectively. Gross gains realized on sales or calls during the three and nine months ended September 30, 2011 totaled $455,000 and $476,000, respectively. The tax provision related to these realized gains was $180,000 and $188,000, respectively. Gross losses realized on sales or calls during the three and nine months ended September 30, 2011 totaled $1,000 and $1,000, respectively.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	September 30, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$261,000	$47,000	$—	$308,000
Obligations of state and political
subdivisions	23,105,000	1,563,000	—	24,668,000
Mortgage-backed securities - residential	8,524,000	800,000	—	9,324,000
	$31,890,000	$2,410,000	$—	$34,300,000

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,770,000	$80,000	$—	$2,850,000
Obligations of state and political
subdivisions	24,575,000	1,705,000	—	26,280,000
Mortgage-backed securities - residential	11,009,000	845,000	—	11,854,000
	$38,354,000	$2,630,000	$—	$40,984,000

There were no cash proceeds realized from calls of securities held to maturity for the three months ended September 30, 2012. Proceeds realized from calls of securities held to maturity for the nine months ended September 30, 2012 totaled $3,105,000. Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2011 were $340,000 and $1,340,000, respectively. There were no gross gains realized from calls for the three months ended September 30, 2012. Gross gains realized on calls during the nine months ended September 30, 2012 totaled $7,000. The tax provision related to these realized gains was $3,000. There were no gross losses realized on calls during the three and nine months ended September 30, 2012. There were no gross gains and no gross losses realized from calls for the three and nine months ended September 30, 2011.

The following table presents the amortized cost and fair value of the investment securities portfolio by contractual maturity. As issuers may have the right to call or prepay obligations with or without call or prepayment premiums, the actual maturities may differ from contractual maturities. Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

Index

	September 30, 2012
	Amortized	Fair
	Cost	Value

Maturity
Available for sale
Within one year	$5,013,000	$5,030,000
After one year, but within five years	4,976,000	5,013,000
After five years, but within ten years	22,137,000	22,514,000
After ten years	16,019,000	16,094,000
Mortgage-backed securities - residential	109,269,000	112,043,000
Asset-backed securities	9,876,000	9,837,000
Total	$167,290,000	$170,531,000

Held to maturity
Within one year	$1,008,000	$1,026,000
After one year, but within five years	14,768,000	15,702,000
After five years, but within ten years	7,412,000	8,057,000
After ten years	178,000	191,000
Mortgage-backed securities - residential	8,524,000	9,324,000
Total	$31,890,000	$34,300,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2012 and December 31, 2011, and if the unrealized loss was continuous for the twelve months prior to September 30, 2012 and December 31, 2011.

Available for Sale
September 30, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	6,623,000	(45,000)	—	—	6,623,000	(45,000)
Obligations of state and
political subdivisions	3,855,000	(14,000)	—	—	3,855,000	(14,000)
Mortgage-backed
securities - residential	1,401,000	(3,000)	—	—	1,401,000	(3,000)
Asset-backed securities	8,783,000	(51,000)	—	—	8,783,000	(51,000)
Corporate debt	—	—	—	—	—	—
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$20,662,000	$(113,000)	$—	$—	$20,662,000	$(113,000)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	1,993,000	(4,000)	—	—	1,993,000	(4,000)
Obligations of state and
political subdivisions	1,335,000	(9,000)	—	—	1,335,000	(9,000)
Mortgage-backed
securities - residential	10,637,000	(28,000)	—	—	10,637,000	(28,000)
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$13,965,000	$(41,000)	$—	$—	$13,965,000	$(41,000)

There were no unrealized losses on held to maturity securities at either September 30, 2012 or December 31, 2011.

Other-Than-Temporary-Impairment

At September 30, 2012, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Index

Note 3. Loans and Nonperforming Loans

The following table sets forth the composition of loans:

	September 30,	December 31,
	2012	2011

Commercial:
Secured by real estate	$56,329,000	$60,650,000
Other	32,670,000	41,850,000
Commercial real estate	238,192,000	246,549,000
Construction:
Commercial	10,469,000	12,913,000
Residential	—	252,000
Residential real estate	67,363,000	54,694,000
Consumer:
Secured by real estate	32,258,000	38,278,000
Other	643,000	1,086,000
Other	75,000	141,000
Total gross loans	437,999,000	456,413,000

Less: Deferred loan (fees) cost, net	(93,000)	6,000
Allowance for loan losses	12,598,000	11,604,000
	12,505,000	11,610,000

Loans, net	$425,494,000	$444,803,000

Activity in the allowance for loan losses is summarized as follows for the periods indicated:

	For the three months ended September 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$6,023,000	$1,620,000	$865,000	$167,000	$6,945,000
Commercial real estate	4,527,000	542,000	606,000	—	4,463,000
Construction	514,000	(137,000)	20,000	3,000	360,000
Residential real estate	392,000	18,000	15,000	—	395,000
Consumer	437,000	(28,000)	1,000	1,000	409,000
Other loans	4,000	(2,000)	1,000	1,000	2,000
Unallocated	37,000	(13,000)	—	—	24,000
Total	$11,934,000	$2,000,000	$1,508,000	$172,000	$12,598,000

Index

	For the nine months ended September 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,368,000	$4,581,000	$3,221,000	$217,000	$6,945,000
Commercial real estate	4,943,000	1,964,000	2,445,000	1,000	4,463,000
Construction	480,000	42,000	165,000	3,000	360,000
Residential real estate	303,000	107,000	15,000	—	395,000
Consumer	498,000	(42,000)	48,000	1,000	409,000
Other loans	2,000	(1,000)	1,000	2,000	2,000
Unallocated	10,000	14,000	—	—	24,000
Total	$11,604,000	$6,665,000	$5,895,000	$224,000	$12,598,000

	For the three months ended September 30, 2011
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,577,000	$90,000	$281,000	$4,000	$5,390,000
Commercial real estate	4,197,000	2,029,000	747,000	—	5,479,000
Construction	570,000	55,000	19,000	4,000	610,000
Residential real estate	419,000	12,000	72,000	—	359,000
Consumer	460,000	136,000	64,000	2,000	534,000
Other loans	5,000	(1,000)	—	2,000	6,000
Unallocated	2,000	9,000	—	—	11,000
Total	$11,230,000	$2,330,000	$1,183,000	$12,000	$12,389,000

	For the nine months ended September 30, 2011
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,745,000	$2,291,000	$669,000	$23,000	$5,390,000
Commercial real estate	3,112,000	3,506,000	1,139,000	—	5,479,000
Construction	930,000	(282,000)	42,000	4,000	610,000
Residential real estate	184,000	247,000	72,000	—	359,000
Consumer	510,000	146,000	124,000	2,000	534,000
Other loans	2,000	8,000	8,000	4,000	6,000
Unallocated	7,000	4,000	—	—	11,000
Total	$8,490,000	$5,920,000	$2,054,000	$33,000	$12,389,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012 and December 31, 2011.

	September 30, 2012
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans:

Individually
evaluated for
impairment	$3,420,000	$54,000	$87,000	$7,000	$—	$—	$—	$3,568,000

Collectively
evaluated for
impairment	3,525,000	4,409,000	273,000	388,000	409,000	2,000	24,000	9,030,000
Total ending
allowance
balance	$6,945,000	$4,463,000	$360,000	$395,000	$409,000	$2,000	$24,000	$12,598,000

Loans:
Loans
individually
evaluated for
impairment	$12,447,000	$12,917,000	$5,723,000	$418,000	$631,000	$—	$—	$32,136,000

Loans
collectively
evaluated for
impairment	76,552,000	225,275,000	4,746,000	66,945,000	32,270,000	75,000	—	405,863,000
Total ending
loan balance	$88,999,000	$238,192,000	$10,469,000	$67,363,000	$32,901,000	$75,000	$—	$437,999,000

Index

	December 31, 2011
		Commercial		Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans:

Individually
evaluated for
impairment	$1,908,000	$947,000	$266,000	$—	$—	$—	$—	$3,121,000

Collectively
evaluated for
impairment	3,460,000	3,996,000	214,000	303,000	498,000	2,000	10,000	8,483,000
Total ending
allowance
balance	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

Loans:
Loans
individually
evaluated for
impairment	$10,265,000	$13,128,000	$8,653,000	$779,000	$891,000	$—	$—	$33,716,000

Loans
collectively
evaluated for
impairment	92,235,000	233,421,000	4,512,000	53,915,000	38,473,000	141,000	—	422,697,000
Total ending
loan balance	$102,500,000	$246,549,000	$13,165,000	$54,694,000	$39,364,000	$141,000	$—	$456,413,000

The following table presents the recorded investment in nonaccrual loans as of the dates indicated:

	September 30,	December 31,
	2012	2011

Commercial:
Secured by real estate	$6,169,000	$6,178,000
Other	3,435,000	2,494,000
Commercial real estate	10,354,000	9,302,000
Construction:
Commercial	3,953,000	7,840,000
Residential	—	252,000
Residential real estate	418,000	779,000
Consumer:
Secured by real estate	631,000	891,000
Other	—	—
Other	—	—

Total nonperfoming loans	$24,960,000	$27,736,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At September 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$9,179,000	$6,512,000
Other	531,000	186,000
Commercial real estate	14,343,000	10,456,000
Construction:
Commercial	5,204,000	4,709,000
Residential	—	—
Residential real estate	—	—
Consumer:
Secured by real estate	639,000	631,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	1,577,000	1,343,000	$311,000
Other	4,439,000	4,406,000	3,109,000
Commercial real estate	2,861,000	2,461,000	54,000
Construction:
Commercial	1,380,000	1,014,000	87,000
Residential	—	—	—
Residential real estate	451,000	418,000	7,000
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$40,604,000	$32,136,000	$3,568,000

Index

	At December 31, 2011
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial:
Secured by real estate	$3,306,000	$2,831,000
Other	—	—
Commercial real estate	10,691,000	8,523,000
Construction:
Commercial	8,453,000	7,609,000
Residential	—	—
Residential real estate	866,000	779,000
Consumer:
Secured by real estate	911,000	891,000
Other	—	—
Other	—	—

With an allowance recorded:
Commercial:
Secured by real estate	7,287,000	4,590,000	$468,000
Other	2,876,000	2,844,000	1,440,000
Commercial real estate	4,747,000	4,605,000	947,000
Construction:
Commercial	1,085,000	792,000	264,000
Residential	273,000	252,000	2,000
Residential real estate	—	—	—
Consumer:
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
	$40,495,000	$33,716,000	$3,121,000

	For the three months ended		For the nine months ended
	September 30, 2012		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial:
Secured by real estate	$6,883,000	$37,000	$6,810,000	$80,000
Other	3,377,000	22,000	3,795,000	33,000
Commercial real estate	13,143,000	25,000	13,437,000	151,000
Construction:
Commercial	7,423,000	14,000	6,434,000	32,000
Residential	745,000	—	1,239,000	—
Residential real estate	689,000	—	598,000	—
Consumer:
Secured by real estate	910,000	—	835,000	—
Other	—	—	—	—
Other	—	—	—	—

Total nonperfoming loans	$33,170,000	$98,000	$33,148,000	$296,000

Index

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial:
Secured by real estate	$7,877,000	$26,000	$6,954,000	$36,000
Other	2,237,000	7,000	2,062,000	19,000
Commercial real estate	14,890,000	46,000	13,058,000	56,000
Construction:
Commercial	2,607,000	9,000	2,313,000	9,000
Residential	266,000	—	273,000	—
Residential real estate	856,000	—	981,000	—
Consumer:
Secured by real estate	831,000	—	830,000	—
Other	—	—	—	—
Other	—	—	—	—

Total nonperfoming loans	$29,564,000	$88,000	$26,471,000	$120,000

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$989,000	$237,000	$2,976,000	$4,202,000	$52,127,000	$56,329,000
Other	94,000	3,317,000	327,000	3,738,000	28,932,000	32,670,000
Commercial real estate:	—	—	9,872,000	9,872,000	228,320,000	238,192,000
Construction:
Commercial	—	—	882,000	882,000	9,587,000	10,469,000
Residential	—	—	—	—	—	—
Residential real estate	140,000	—	418,000	558,000	66,805,000	67,363,000
Consumer:
Secured by real estate	—	193,000	474,000	667,000	31,591,000	32,258,000
Other	—	—	—	—	643,000	643,000
Other	—	—	—	—	75,000	75,000
Total	$1,223,000	$3,747,000	$14,949,000	$19,919,000	$418,080,000	$437,999,000

Index

	December 31, 2011
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$875,000	$546,000	$3,977,000	$5,398,000	$55,252,000	$60,650,000
Other	53,000	260,000	1,752,000	2,065,000	39,785,000	41,850,000
Commercial real estate:	—	736,000	5,352,000	6,088,000	240,461,000	246,549,000
Construction:
Commercial	—	561,000	2,640,000	3,201,000	9,712,000	12,913,000
Residential	—	—	252,000	252,000	—	252,000
Residential real estate	—	—	779,000	779,000	53,915,000	54,694,000
Consumer:
Secured by real estate	581,000	—	719,000	1,300,000	36,978,000	38,278,000
Other	4,000	—	—	4,000	1,082,000	1,086,000
Other	—	—	—	—	141,000	141,000
Total	$1,513,000	$2,103,000	$15,471,000	$19,087,000	$437,326,000	$456,413,000

Troubled Debt Restructurings

At September 30, 2012 and December 31, 2011, the Corporation had $14.6 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.2 million and $6.0 million were performing in accordance with their new terms at September 30, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $3.3 million and $1.2 million have been allocated for the troubled debt restructurings at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Corporation had committed $377,000 and $416,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

During the nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans primarily represents an extension of the maturity date at terms more favorable than the current market term for new debt with similar risk. Many of the modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 to 5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2012:

	For the three months ended			For the nine months ended
	September 30, 2012			September 30, 2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	6	$1,581,000	$1,581,000	8	$1,806,000	$1,806,000
Other	4	660,000	660,000	5	3,735,000	3,735,000
Commercial real estate	—	—	—	—	—	—
Construction:
Commercial	1	300,000	300,000	1	300,000	300,000
Residential	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Secured by real estate	—	—	—	—	—	—
Other	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total trouble debt restructurings	11	$2,541,000	$2,541,000	14	$5,841,000	$5,841,000

Index

For the nine months ended September 30, 2012, the troubled debt restructurings described above resulted in a $2.1 million increase to the allowance for loan losses. Chargeoffs during the nine months ended September 30, 2012 related to these troubled debt restructurings totaled $1.2 million..

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,445,000	$3,898,000	$4,986,000	$—	$—	$56,329,000
Other	27,746,000	1,449,000	422,000	3,053,000	—	32,670,000
Commercial real estate:	221,657,000	4,998,000	9,849,000	1,688,000	—	238,192,000
Construction:
Commercial	4,746,000	1,810,000	3,913,000	—	—	10,469,000
Residential	—	—	—	—	—	—
Total	$301,594,000	$12,155,000	$19,170,000	$4,741,000	$—	$337,660,000

Index

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$52,004,000	$3,234,000	$5,248,000	$164,000	$—	$60,650,000
Other	38,790,000	566,000	617,000	1,877,000	—	41,850,000
Commercial real estate:	233,295,000	3,512,000	7,333,000	2,409,000	—	246,549,000
Construction:
Commercial	4,512,000	1,656,000	6,745,000	—	—	12,913,000
Residential	—	—	252,000	—	—	252,000
Total	$328,601,000	$8,968,000	$20,195,000	$4,450,000	$—	$362,214,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011.

	September 30, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$66,805,000	$558,000	$67,363,000
Consumer:
Secured by real estate	31,591,000	667,000	32,258,000
Other	643,000	—	643,000
Total	$99,039,000	$1,225,000	$100,264,000

	December 31, 2011
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$53,915,000	$779,000	$54,694,000
Consumer:
Secured by real estate	36,978,000	1,300,000	38,278,000
Other	1,082,000	4,000	1,086,000
Total	$91,975,000	$2,083,000	$94,058,000

Index

Note 4. Borrowings

On September 21, 2012 the Corporation refinanced borrowings with the FHLB in the amount of $5 million. The FHLB amount that was repaid had a rate of 1.72% and a remaining average life of 1.9 years. The new borrowing has a stated rate of 1.16% and an average life of 5.0 years. In connection with the repayment, the Corporation incurred a prepayment premium of $135,000 which is being amortized into earnings over the life of the new borrowings resulting in an effective interest rate for the borrowings of 1.70%.

On September 25, 2012 the Corporation repaid $7 million of a $14 million wholesale repurchase agreement which has a maturity in 2014. The borrowing had a current floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.00% floor. In connection with the repayment, the Corporation incurred a prepayment premium of $691,000 which is included in noninterest expenses in the Consolidated Statement of Income for the three and nine months ended September 30, 2012.

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

The fair values of investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,018,000	$4,018,000	$—	$—
U.S. government -
sponsered agencies	29,694,000	—	29,694,000	—
Obligations of state and
political subdivisions	14,445,000	—	14,445,000	—
Mortgage-backed
securities - residential	112,043,000	—	112,043,000	—
Asset-backed securities	9,837,000		9,837,000
Corporate debt	494,000		494,000
Other equity investments	3,468,000	3,408,000	60,000	—
Total available for
sale securities	$173,999,000	$7,426,000	$166,573,000	$—

Liabilities:
Interest rate swap	$878,000	$—	$878,000	$—

	At December 31, 2011
Assets:
Available for sale securities
U.S. Treasuries	$4,050,000	$4,050,000	$—	$—
U.S. government -
sponsered agencies	20,744,000	—	20,744,000	—
Obligations of state and
political subdivisions	9,318,000	—	9,318,000	—
Mortgage-backed
securities - residential	133,467,000	—	133,467,000	—
Other equity investments	3,346,000	3,286,000	60,000	—
Total available for
sale securities	$170,925,000	$7,336,000	$163,589,000	$—

Liabilities:
Interest rate swap	$893,000	$—	$893,000	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 or 2011.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$306,000	$—	$—	$306,000
Other	—	—	—	—
Commercial real estate	2,061,000	—	—	2,061,000
Construction:
Commercial	927,000	—	—	927,000
Residential	—	—	—	—
Residential real estate	411,000	—	—	411,000
Consumer
Secured by real estate	—	—	—	—

Other real estate owned	2,985,000	—	—	2,985,000

	$6,690,000	$—	$—	$6,690,000

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

Collateral dependent impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4,082,000, with a valuation allowance of $377,000, resulting in an additional provision for loan losses of $657,000 and $1,539,000 for the three and nine months ended September 30, 2012.

Collateral dependent impaired loans had a recorded investment of $11,612,000, with a valuation allowance of $612,000, resulting in an additional provision for loan losses of $4,915,000 for the year ended December 31, 2011.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$3,705,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%
			Estimated selling costs.	7%

Other real estate owned	$2,985,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 12%
			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2012
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$17,387,000	$17,387,000	$—	$—
Securities available for sale	173,999,000	7,426,000	166,573,000	—
Securities held to maturity	31,890,000	—	34,300,000	—
FHLB-NY stock	2,213,000	N/A	N/A	N/A
Mortgage loans held for sale	938,000	—	938,000	—
Loans, net	425,494,000	—	—	441,783,000
Accrued interest receivable	2,204,000	15,000	685,000	1,504,000

Financial liabilities:
Deposits	583,426,000	424,050,000	161,208,000	—
FHLB-NY Advances	25,000,000	—	25,903,000	—
Securities sold under
agreements to repurchase	7,342,000	—	7,979,000	—
Subordinated debenture	7,217,000	—	—	7,257,000
Accrued interest payable	547,000	1,000	528,000	18,000
Interest rate swap	878,000	—	878,000	—

Index

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,698,000	$13,698,000
Securities available for sale	170,925,000	170,925,000
Securities held to maturity	38,354,000	40,984,000
FHLB-NY stock	2,478,000	N/A
Mortgage loans held for sale	4,711,000	4,711,000
Loans, net	444,803,000	453,604,000
Accrued interest receivable	2,618,000	2,618,000

Financial liabilities:
Deposits	593,552,000	595,939,000
FHLB-NY Advances	32,700,000	33,482,000
Securities sold under agreements
to repurchase	14,342,000	14,786,000
Subordinated debenture	7,217,000	6,297,000
Accrued interest payable	775,000	775,000
Interest rate swap	893,000	893,000

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at September 30, 2012 and December 31, 2011 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation’s financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Index

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$328,000	$578,000	$780,000	$1,646,000
Dividends on preferred stock and accretion	112,000	244,000	225,000	520,000
Net income available to common stockholders	$216,000	$334,000	$555,000	$1,126,000

Weighted average shares	5,916,123	5,866,575	5,903,598	5,855,663
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,916,123	5,866,575	5,903,598	5,855,663

Basic earnings per common share	$0.04	$0.06	$0.09	$0.19

Diluted earnings per common share	$0.04	$0.06	$0.09	$0.19

For the three and nine months ended September 30, 2012, stock options to purchase 6,983 and 42,321 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive. Stock options to purchase 64,728 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2011 because they were antidilutive. The U.S. Treasury’s warrant to purchase 133,475 average shares of common stock was not considered in computing diluted earnings per common share in both the three and nine months ended September 30, 2011 because it was antidilutive.

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

Recent Storm Related Events

We are in the process of assessing the impact of Hurricane Sandy that occurred in late October. The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our borrowers and their ability to repay their obligations to the Bank. In addition, the power outages caused by the storm temporarily interrupted our ability to open some of our branches. These impacts could adversely affect our future earnings.

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

Financial Condition

Total assets decreased $25.0 million to $683.8 million at September 30, 2012 from $708.8 million at December 31, 2011. Cash and cash equivalents increased $3.7 million to $17.4 million at September 30, 2012 from $13.7 million at December 31, 2011. Securities available for sale increased $3.1 million to $174.0 million while securities held to maturity decreased $6.5 million to $31.9 million. Net loans decreased $19.3 million from $444.8 million at December 31, 2011 to $425.5 million at September 30, 2012. Increases due to new loans originated were more than offset by regular principal payments and payoffs in the first nine months of 2012. In addition, $2.8 million of loans were transferred to other real estate owned (OREO). Loans held for sale totaled $938,000 at September 30, 2012, a decrease from $3.8 million at December 31, 2011. OREO reflected a net decline of $2.3 million primarily reflecting sales of properties partially offset by the foreclosure on additional properties.

Deposits totaled $583.4 million at September 30, 2012, a decrease of $10.1 million from $593.5 million at December 31, 2011. The change in total deposits consisted of a $9.3 million increase in noninterest-bearing accounts offset by a $19.4 million decrease in interest-bearing accounts.

Index

FHLB – NY advances were $25.0 million at September 30, 2012 compared to $32.7 million at December 31, 2011. The decrease in these borrowings was primarily the result of a decrease in assets. In addition, securities sold under agreements to repurchase declined $7.0 million reflecting the early repayment of a portion of a wholesale repurchase agreement.

Results of Operations

General

The Corporation reported net income of $328,000, or $0.04 per diluted common share for the three months ended September 30, 2012, compared to net income of $578,000, or $0.06 diluted earnings per common share for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Corporation reported net income of $780,000, or $0.09 diluted earnings per common share. These results compare to net income of $1.6 million, or $0.19 per diluted common share, for the nine months ended September 30, 2011.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2012 was $5.9 million and $17.9 million, respectively, compared to $6.3 million and $18.5 million recorded in the prior year periods. For the three months ended September 30, 2012, average interest-earning assets were relatively unchanged. However, the current nine month period reflects an increase in average interest-earning assets. The current year periods both include declines in the cost of interest bearing liabilities offset by declines in the yield on interest-earning assets. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2012 were 3.41% and 3.62%, respectively, compared to 3.61% and 3.87% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the net interest rate spread and net yield on interest-earning assets were 3.45% and 3.67%, respectively, compared to 3.61% and 3.86% for the nine months ended September 30, 2011. The net interest rate spread and net yield on interest-earning assets for the current year period reflects a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect both an elevated level of nonperforming loans as well as the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and nine months ended September 30, 2012 and 2011 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2012			2011
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$445,722	$5,962	5.31%	$464,838	$6,735	5.75%
Taxable investment securities (1)	176,773	882	1.98	161,874	1,007	2.47
Tax-exempt investment securities (1) (2)	35,670	410	4.56	32,275	408	5.02
Other interest-earning assets	658	11	6.63	883	12	5.84
Total interest-earning assets	658,823	7,265	4.37	659,870	8,162	4.91

Non-interest-earning assets:
Allowance for loan losses	(12,351)			(11,630)
Other assets	55,923			58,265
Total assets	$702,395			$706,505

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$243,105	$236	0.39%	$249,030	$426	0.68%
Savings deposits	64,532	23	0.14	53,283	35	0.26
Time deposits	161,551	543	1.33	171,842	744	1.72
Repurchase agreements	13,885	179	5.11	15,257	186	4.81
FHLB-NY borrowing	25,096	151	2.39	33,000	214	2.57
Subordinated debenture	7,217	127	6.98	7,217	127	6.98
Total interest-bearing liabilities	515,386	1,259	0.97	529,629	1,732	1.30
Non-interest-bearing liabilities:
Demand deposits	125,443			115,313
Other liabilities	3,105			5,252
Stockholders' equity	58,461			56,311
Total liabilities and stockholders' equity	$702,395			$706,505

Net interest income (taxable equivalent basis)		6,006			6,430
Tax Equivalent adjustment		(145)			(144)
Net interest income		$5,861			$6,286

Net interest spread (taxable equivalent basis)			3.40%			3.61%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.62%			3.87%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2012			2011
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$452,664	$18,328	5.39%	$461,718	$19,863	5.75%
Taxable investment securities (1)	176,088	2,816	2.13	159,074	3,152	2.65
Tax-exempt investment securities (1) (2)	34,030	1,210	4.74	31,732	1,209	5.09
Other interest-earning assets	998	28	3.87	782	29	4.96
Total interest-earning assets	663,780	22,382	4.49	653,306	24,253	4.96

Non-interest-earning assets:
Allowance for loan losses	(12,574)			(10,237)
Other assets	54,286			53,696
Total assets	$705,492			$696,765

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,095	$847	0.45%	$248,906	$1,385	0.74%
Savings deposits	61,674	84	0.18	51,323	100	0.26
Time deposits	163,954	1,748	1.42	173,549	2,289	1.76
Repurchase agreements	14,188	543	5.10	15,445	551	4.76
FHLB-NY borrowing	27,428	480	2.33	33,748	668	2.65
Subordinated debenture	7,217	379	7.00	7,217	377	6.98
Total interest-bearing liabilities	522,556	4,081	1.04	530,188	5,370	1.35
Non-interest-bearing liabilities:
Demand deposits	121,320			108,850
Other liabilities	3,027			3,634
Stockholders' equity	58,589			54,093
Total liabilities and stockholders' equity	$705,492			$696,765

Net interest income (taxable equivalent basis)		18,301			18,883
Tax Equivalent adjustment		(429)			(427)
Net interest income		$17,872			$18,456

Net interest spread (taxable equivalent basis)			3.45%			3.61%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.67%			3.86%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended September 30, 2012, total interest income, on a tax equivalent basis, decreased $897,000 to $7.3 million, or 11.0%, when compared to the same prior year period. The decrease was due to a decrease in yields on interest-earning assets. Total interest income on a tax equivalent basis decreased $1.9 million to $22.4 million for the nine months ended September 30, 2012, or 7.7%, compared to the same period for 2011. The decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets, partially offset by an increase in the average interest-earning assets. The average rate earned on interest-earning assets was 4.37% and 4.49% for the three and nine months ended September 30, 2012, respectively, compared to an average rate of 4.91 and 4.96% for the three and nine months ended September 30, 2011, respectively. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets decreased $1.0 million but increased $10.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same prior year periods. When compared to the prior year period, the change in average interest-earning assets for the nine months ended September 30, 2012 reflects an increase in average investment securities of $19.3 million partially offset by a decrease of $9.1 million in average loans.

Interest paid on deposits and borrowed money decreased $473,000 and $1.3 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods for 2011. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended September 30, 2012, the total cost for interest-bearing liabilities declined to 0.97% representing a 33 basis point decline when compared to the same prior year period. The cost for deposits and borrowed money decreased 31 basis points from 1.35% for the nine month period ended September 30, 2011 to 1.04% for the comparable period in 2012. The average balance of total interest-bearing deposits and borrowings decreased $14.2 million and $7.6 million for the three months and nine months ended September 30, 2012, respectively, from the comparable 2011 periods.

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

The loan loss provision totaled $2.000 million and $6.665 million for the three and nine months ended September 30, 2012, respectively, compared to $2.330 million and $5.920 million for the three and nine months ended September 30, 2011, respectively. Nonaccrual loans of $25.0 million at September 30, 2012 reflected a decrease from $27.7 million of nonaccrual loans at December 31, 2011. The allowance for loan losses related to the impaired loans increased from $3.1 million at December 31, 2011 to $3.6 million at September 30, 2012. During the first nine months of 2012, the Corporation charged off $5.9 million of loan balances and recovered $224,000 in previously charged off loans compared to $2.1 million and $33,000, respectively, during the same period in 2011.

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

Index

Noninterest Income

Noninterest income was $1.7 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, compared to $1.4 million and $3.4 million for the comparable prior year periods, respectively. The increase is primarily due to higher gains on calls and sales of securities for the current year periods. Current year noninterest income includes gains on calls and sales of securities of $891,000 and $1.3 million for the three and nine months ended September 30, 2012, respectively, greater than those realized for the three and nine months ended September 30, 2011 of $454,000 and $475,000, respectively. The gain for the three months ended September reflects a transaction executed to lower the Company’s risk exposure to rising interest rates and delever the balance sheet through the partial repayment of a higher costing wholesale repurchase agreement. A resulting gain was partially offset by a prepayment penalty discussed below.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2012 was $5.2 million and $14.4 million, respectively, compared to $4.6 million and $13.8 million in the comparable prior year periods. Included in noninterest expense for the current year periods is $691,000 related to a prepayment premium resulting from the repayment of $7 million of a wholesale repurchase agreement.

Income Tax Expense

Income tax expense totaled $46,000 and $193,000 for the three and nine months ended September 30, 2012, respectively, compared to $113,000 and $432,000 for the same prior year periods. The effective tax rate for the three and nine months ended September 30, 2012 of 12.3% and 19.8%, respectively, reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower projected earnings. Likewise, the effective tax rate for the three and nine months ended September 30, 2011 was 16.4% and 20.87%, respectively.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of the last four quarters:

Index

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
	(Dollars in thousands)

Nonaccrual loans (1)	$24,960	$29,541	$26,823	$27,736
Loans past due 90 days or more and accruing (2)	75	200	—	—
Total nonperforming loans	25,035	29,741	26,823	27,736

Other real estate owned	2,985	1,991	3,840	5,288
Total nonperforming assets	$28,020	$31,732	$30,663	$33,024

Performing restructured loans (3)	$7,176	$3,716	$5,847	$5,979

Allowance for loan losses	$12,598	$11,934	$13,097	$11,604

Nonperforming loans to total gross loans	5.72%	6.68%	5.91%	6.08%
Nonperforming assets to total assets	4.10%	4.53%	4.31%	4.66%
Allowance for loan losses to total gross loans	2.88%	2.68%	2.89%	2.54%
Allowance for loan losses to
nonperforming loans	50.32%	40.13%	48.83%	41.84%

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

At September 30, 2012, the nonaccrual loans were comprised of 59 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the amount of nonaccrual loans is reflective of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2011, nonaccrual loans have decreased $2.8 million to $25.0 million at the end of the most recent quarter. Included in nonaccrual loans at September 30, 2012 is one loan for $3.0 million. During the second quarter of 2012, management placed the loan on nonaccrual based on developments relating to the borrower which have impacted the borrower’s repayment ability. The increase in nonaccruals due to this loan was offset by payments being received on other nonaccrual loans, payoffs of loans, certain loans transferring to OREO and loans returning to an accrual status. The ratio of allowance for loan losses to nonperforming loans increased to 50.32% at September 30, 2012 from 41.84% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. This metric reflects the effect of the increase in nonaccrual loans partially offset by an increase in the allowance for loan losses.

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

Index

For loans not included in nonperforming loans, at September 30, 2012, the level of loans past due 30-89 days was $2.0 million compared to $1.0 million at December 31, 2011. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a large number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record elevated levels of provision for loan losses. For the three and nine months ended September 30, 2012, the provision for loan losses was $2.000 million and $6.665 million, respectively, compared to $2.330 million and $5.920 million for the three and nine months ended September 30, 2011, respectively. The total allowance for loan losses increased to 2.88% of total loans from a comparable ratio of 2.54% at December 31, 2011. The increase in the ratio includes the recording of the additional provision for loan losses offset by the impact of net chargeoffs.

When it is believed that some portion or all of a loan balance will not be collected, that amount is charged off as a loss against the allowance for loan losses. For the nine months ended September 30, 2012, net chargeoffs were $5.671 million compared to $2.021 for the nine months ended September 30, 2011. While regular monthly payments continue to be made on many of the nonaccrual loans, certain chargeoffs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Therefore, consideration has been given to any underlying collateral and appropriate chargeoffs recorded based, in general, on the deficiency of such collateral. In general, these chargeoffs reflect partial writedowns on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. In addition, the current year reflects an increased level of chargeoffs of previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Management believes the chargeoff of these reserves provides a clearer indication of the value of nonaccrual loans. The chargeoff of reserves increases the average historical chargeoff experience, thereby resulting in an increase in Corporation’s level of general reserves on performing loans. In addition to our actions of recording partial and full chargeoffs on loans, we continue to aggressively pursue collection, including legal action.

At September 30, 2012 and December 31, 2011, the Corporation had $14.6 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.2 million and $6.0 million were performing in accordance with their new terms at September 30, 2012 and December 31, 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $3.3 million and $1.2 million were allocated for the troubled debt restructurings at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Corporation had committed $377,000 and $416,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

Index

Included in performing restructured loans at December 31, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. The property was sold in 2012 and the Corporation collected all outstanding principal and accrued interest owed under the loan.

The balance in performing restructured loans also includes two loans to a related borrower for $1.1 million at both September 30, 2012 and December 31, 2011. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

As of September 30, 2012, there were $32.0 million of other loans not included in the preceding risk elements table, compared to $36.1 million at December 31, 2011, where credit conditions of borrowers caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital includes common and qualifying perpetual preferred shareholders’ equity less goodwill. Tier 2 capital includes mandatory convertible debt, allowance for loan losses, subject to certain limitations, and certain subordinated and term debt securities. Total qualifying capital consists of Tier 1 capital and Tier 2 capital; however; the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2012, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2012 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at September 30, 2012.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.03%	4.00%	N/A
Bank	8.88%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.68%	4.00%	N/A
Bank	13.44%	4.00%	6.00%
Total
Corporation	14.95%	8.00%	N/A
Bank	14.70%	8.00%	10.00%

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

Cash and cash equivalents increased $3.7 million during the first nine months of 2012. Net operating and investing activities provided $10.8 million and $19.2 million, respectively, while financing activities used $26.3 million.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: November 9, 2012	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements[1]

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

