Form 10-K
period 2012-12-31
STEWARDSHIP FINANCIAL CORP
filed 2013-03-28
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒          No ☐

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2012 was $21,378,000. As of March 22, 2013, 5,933,028 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2013 Annual Meeting of Shareholders.

FORM 10-K

STEWARDSHIP FINANCIAL CORPORATION

For the Year Ended December 31, 2012

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”). Such statements are not historical facts and may involve risks and uncertainties. Such statements include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

▪	impairment charges with respect to securities,
▪	unanticipated costs in connection with new branch openings,
▪	further deterioration of the economy,
▪	acts of war, acts of terrorism and natural disasters,
▪	decline in commercial and residential real estate values,
▪	unexpected changes in interest rates,
▪	inability to manage growth in commercial loans,
▪	unexpected loan prepayment volume,
▪	unanticipated exposure to credit risks,
▪	insufficient allowance for loan losses,
▪	competition from other financial institutions,
▪	adverse effects of government regulation or different than anticipated effects from existing regulations,
▪	passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us,
▪	a decline in the levels of loan quality and origination volume,
▪	a decline in deposits, and
▪	other unexpected events.

The Corporation undertakes no obligation to update or revise any forward-looking statements in the future.

Part I

Item 1. Business

General

Stewardship Financial Corporation (the “Corporation” or the “Registrant”) is a one-bank holding company, which was incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the “Bank”). The Corporation was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”). Pursuant to the New Jersey Banking Act of 1948, as amended (the “New Jersey Banking Act”), and pursuant to approval of the shareholders of the Bank, the Corporation acquired the Bank and became its holding company on November 22, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value of the Corporation (“Common Stock”), for each outstanding share of the common stock of the Bank held. The only significant activity of the Corporation is ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. Throughout 2012 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches located in the State of New Jersey.

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

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2012, the Bank operated from its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

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

Subsequently, the Corporation elected to repurchase the Series A Preferred Shares through participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Accordingly, on September 1, 2011, the Treasury purchased 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B stock (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share for an aggregate purchase price of $15 million in cash.

The terms of the newly-established Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. During 2012, the dividend rate ranged between 1% and 3.39%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

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

Employees

At December 31, 2012, the Corporation employed 122 full-time employees and 37 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes extensive changes across the financial regulatory landscape, including provisions that, among other things, have:

•	centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;
•	applied to most bank holding companies, the same leverage and risk-based capital requirements applicable to insured depository institutions. The Corporation’s existing trust preferred securities will continue to be treated as Tier 1 capital;
•	changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increased the floor on the size of the DIF, which generally requires an increase in the level of assessments for institutions with assets in excess of $10 billion;
•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•	made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of the Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
3

•	restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater.

Additional aspects of the Dodd-Frank Act are subject to implementation through rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, the Bank and its customers or the financial industry in general. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

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

Additionally, the BHCA prohibits, with certain limited exceptions, a bank holding company from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I” capital, consisting of common shareholders’ equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Regulation of the Bank

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is also subject to regulation, supervision and control by the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

INSURANCE OF DEPOSITS. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors issued a final rule to implement the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, become effective April 1, 2011 and were first used to calculate the June 30, 2011 assessment. As of December 31, 2012, the Bank’s assessment rate averaged $0.09 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) issued in connection with the failure of certain savings and loan associations. This payment is established quarterly and averaged 0.66% and 0.84% for the years ended December 31, 2012 and 2011, respectively. The Corporation paid $42,000 and $50,000 under this assessment for the years ended December 31, 2012 and 2011, respectively. These assessments will continue until the FICO bonds mature in 2017.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The Bank prepaid $3.2 million of such premium on December 30, 2009. At December 31, 2012 and 2011 the prepaid premium was $1.0 million and $1.6 million, respectively.

Capital Adequacy Guidelines FOR BANKS. Similar to the FRB, the FDIC has promulgated risk-based capital guidelines for banks that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. These guidelines are substantially the same as those put in place by the FRB for bank holding companies.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. To be profitable we must earn more interest from our interest-earning assets than we pay on our interest-bearing liabilities. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of governmental and regulatory agencies such as the Federal Reserve Bank. Changes in monetary policy and interest rates can also adversely affect our ability to originate loans and deposits, the fair value of financial assets and liabilities and the average duration of our assets and liabilities.

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

Our success depends on the general economic conditions of the nation, the State of New Jersey, and the northern New Jersey area. The nation’s current economic environment and the related struggling financial markets have severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. We believe recovery will continue to be slow and do not believe these difficult economic conditions are likely to improve dramatically in the near term. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any further significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition within the financial services industry could adversely affect our profitability.

We face strong competition from banks, other financial institutions, money market mutual funds and brokerage firms within the New York metropolitan area. A number of these entities have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Competition among depository institutions for customer deposits has increased significantly in the current continuing difficult economic situation. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and suffer adverse consequences to our business, results of operations and financial condition.

Federal and State regulations could restrict our business and increase our costs and non-compliance would result in penalties, litigation and damage to our reputation.

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey. The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.” Such regulation and supervision of the activities in which bank and bank holding companies may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time. Any such changes could subject the Corporation to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Due to our nation’s current economic situation and a low level of confidence in the financial markets, new federal and/or state laws and regulations of lending and funding practices and liquidity standards continue to be implemented. Bank regulatory agencies are being very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements. Any increased government oversight, including the full implementation of the Dodd-Frank Act, may increase our costs and limit our business opportunities. Our failure to comply with laws, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

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

The market price of our Common Stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

•	actual or anticipated fluctuation in operating results;
•	press releases, publicity, or announcements;
•	changes in expectation of our future financial performance;
•	future sales of our Common Stock; and
•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our Common Stock, regardless of our actual operating performance, and could prevent a shareholder from selling Common Stock at or above the current market price.

Because of our participation in the Treasury’s Small Business Lending Fund, the Corporation is subject to certain restrictions including limitations on the payment of dividends.

The Series B Preferred Shares issued in connection with our participation in the SBLF pay a non-cumulative quarterly dividend in arrears. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level. This restriction on declaring or paying dividends could negatively affect the value of our Common Stock.

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

If we are unable to redeem the Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund and Series B Preferred Shares remain outstanding for more than four and one half years, the cost of the capital received will increase.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. As discussed elsewhere in this Form 10-K, the dividend rate can fluctuate from 1% to 5% per annum on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding. In addition, for the eleventh through the first half of the nineteenth dividend periods such dividend rate may vary from 1% to 7%. In the event that we are unable to redeem the Series B Preferred Shares and such shares remain outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. This increase in the annual dividend rate on the Series B Preferred Shares could have a material adverse effect on our liquidity.

The Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund reduces our net income available to common shareholders and earnings per share of Common Stock.

As discussed elsewhere in the Form 10-K, the Series B Preferred Shares pay non-cumulative dividends at the rate of 1% to 5% per annum during the first ten quarters, based upon changes in the level of our QSBL over the base line level. Such dividend rate may vary from 1% to 5% per annum for the second through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QBSL. The dividend rate for the initial dividend period was 1% and, during 2012, the dividend rate ranged between 1% and 3.39%. In the event that the Series B Preferred Shares remain outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on our Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities. These dividends will reduce our net income and earnings per common share. The Series B Preferred Shares ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

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

Liquidity is required to fund various obligations, including credit commitments to borrowers, loan originations, withdrawals by depositors, repayment of borrowings, operating expenses, capital expenditures and dividends to shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices. The property located at 612 Godwin Avenue is intended to be used for future administrative offices. The property located at 121 Franklin Avenue is a remote drive-up location. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2012.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	—
Midland Park, NJ

630 Godwin Avenue	Owned	—
Midland Park, NJ

386 Lafayette Avenue	Owned	—
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/14
Wayne, NJ

64 Franklin Turnpike	Owned	—
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/17
Ridgewood, NJ

121 Franklin Avenue	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/13
Wayne, NJ

249 Newark Pompton Turnpike	Owned	—
Pequannock, NJ

1111 Goffle Road	Leased	05/31/13
Hawthorne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/14
North Haledon, NJ

We believe that our properties are in good condition, well maintained and adequate for the present and anticipated needs of our business.

Item 3. Legal Proceedings

The Corporation and the Bank are parties to or otherwise involved in legal proceedings arising in the normal course of business from time to time, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there is any pending or threatened proceeding against the Corporation or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Corporation or the Bank.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 22, 2013, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend
Year Ended December 31, 2012
Fourth quarter	$4.84	$3.40	$0.02
Third quarter	5.25	4.07	0.04
Second quarter	5.35	4.22	0.04
First quarter	6.30	4.75	0.05

Year Ended December 31, 2011
Fourth quarter	$6.50	$4.70	$0.05
Third quarter	7.00	4.51	0.05
Second quarter	7.40	4.71	0.05
First quarter	7.90	5.73	0.05

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

Also, our ability to pay future cash dividends is subject to the terms of our Series B Preferred Stock issued in connection with the Corporation’s participation in the SBLF program which provide that we may only declare and pay dividends on our Common Stock if we have declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares.

During fiscal 2012, the Corporation paid quarterly cash dividends totaling $0.15 per share compared to quarterly cash dividends totaling $0.20 per share during fiscal 2011.

We did not repurchase any shares of our Common Stock during the fourth quarter of 2012.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2007 in: (a) Stewardship Financial Corporation’s common stock; (b) NASDAQ Composite; (c) NASDAQ Bank; and (d) Peer Group 2012. The Peer Group 2012 index consists of New Jersey-based commercial banks with total asset size and operating performance comparable with the Corporation. The Peer Group 2012 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Community Partners Bancorp, Parke Bancorp, Inc., Somerset Hills Bancorp, Sussex Bancorp, and Unity Bancorp, Inc. The information provided is not necessarily indicative of the Corporation’s future performance.

STEWARDSHIP FINANCIAL CORPORATION

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Stewardship Financial Corporation	$100.00	$81.47	$75.06	$53.16	$50.71	$39.33
NASDAQ Composite	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42
NASDAQ Bank	$100.00	$78.46	$65.67	$74.97	$67.10	$79.64
Peer Group 2012	$100.00	$56.08	$55.12	$65.75	$64.95	$76.49

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED

FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$23,532	$24,610	$24,206	$23,345	$22,303
Provision for loan losses	9,995	10,845	9,575	3,575	3,585
Net interest income after provision for loan losses	13,537	13,765	14,631	19,770	18,718
Noninterest income	6,389	5,170	4,387	3,133	4,217
Noninterest expense	19,653	18,666	17,950	17,790	17,986
Income before income tax expense (benefit)	273	269	1,068	5,113	4,949
Income tax expense (benefit)	(247)	(415)	(165)	1,479	1,448
Net income	520	684	1,233	3,634	3,501
Dividends on preferred stock and accretion	352	558	550	504	—
Net income available to common shareholders	$168	$126	$683	$3,130	$3,501

Common Share Data: (1)

Basic net income	$0.03	$0.02	$0.12	$0.54	$0.60
Diluted net income	0.03	0.02	0.12	0.54	0.60
Cash dividends declared	0.15	0.20	0.28	0.36	0.34
Book value at year end	6.98	7.28	7.24	7.50	7.31
Average shares outstanding net of treasury stock	5,909	5,861	5,843	5,832	5,854
Shares outstanding at year end	5,925	5,883	5,846	5,835	5,854

Selected Consolidated Ratios:

Return on average assets	0.07%	0.10%	0.18%	0.57%	0.58%
Return on average common shareholders' equity	0.39%	0.29%	1.55%	7.25%	8.34%
Average shareholders' equity as a percentage of average total assets	8.33%	7.92%	7.99%	8.23%	6.98%
Leverage (Tier-I) capital (2)	9.09%	8.86%	8.58%	9.22%	8.01%
Tier-I risk based capital (3)	13.63%	12.65%	12.20%	11.99%	10.50%
Total risk based capital (3)	14.89%	13.91%	13.45%	13.24%	11.60%
Allowance for loan loss to total loans	2.42%	2.54%	1.88%	1.50%	1.18%
Nonperforming loans to total loans	4.14%	6.08%	4.98%	4.36%	1.04%

Selected Year-end Balances:

Total assets	$688,388	$708,818	$688,118	$663,844	$611,816
Total loans, net of allowance for loan loss	429,832	444,803	443,245	453,119	434,103
Total deposits	590,254	593,552	575,603	529,930	506,531
Shareholders' equity	56,346	57,792	52,132	53,511	42,796
(1)	All share and per share amounts have been restated to reflect 5% stock dividends paid November 2008 and 2009.
(2)	As a percentage of average quarterly assets.
(3)	As a percentage of total risk-weighted assets.
13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

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

The branch network coupled with our online services provides for solid coverage in both existing and new markets in key towns in the three counties in which we operate. The Corporation continually evaluates the need to further develop the infrastructure, including electronic products and services, to enable it to continue to build franchise value and expand its existing and future customer base.

In 2011 and 2012, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment. The Corporation’s results have been affected by the economic downturn through higher loan loss provisions and managing credit risk remains a significant challenge for the Bank. In addition, competition in the northern New Jersey market remained intense and the challenges of operating throughout these years in a flat interest rate market continued to make it somewhat difficult to attract deposits at appropriate interest rate levels. While the Bank has seen growth in deposits, management continues to find strong competition for low cost, core deposits. Furthermore, while the current economic conditions and softness in the real estate market have contributed to an increase in loan delinquencies, new lending opportunities are being appropriately evaluated. The Corporation has not been involved in the subprime lending area.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Within the last several years we introduced an online banking / cash management product as well as remote deposit capture services for businesses. In early 2012 we enhanced our security for online banking customers by upgrading to multi-factor authentication sign-on. In April, 2012, after a significant amount of preparation and testing, we introduced both our application for smartphones and our application for the iPad providing additional means for our customers to access their accounts conveniently. By December, 2012, our mobile banking application had been upgraded to include mobile deposit allowing customers to deposit checks remotely by taking pictures of checks and transmitting them. Plans for the offering of business mobile banking are in place.

Beginning in mid-2010 the Corporation began to experience an increase in mortgage loan refinance activity due to the Corporation’s promotion of a ‘no cost closing’ program and the lower rate environment. This activity has allowed the Corporation to sell a larger volume into the secondary market resulting in increased gains from the sale of mortgage loans. In addition to concentrating on increasing noninterest income, expense control continues to be a focus. However, the increase in noninterest expense for 2012 is reflective of increasing regulatory compliance requirements and the staffing necessary to oversee all compliance-related issues. In addition, an increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with enhancements to the credit review function. Finally, noninterest expense reflects increased costs associated with the workout of problem loans, primarily legal costs, as well as costs related to holding other real estate owned that is acquired through foreclosure or deed in lieu of foreclosure.

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

Recent Storm Related Events

On October 29, 2012, Super Storm Sandy struck the Northeastern United States and significantly impacted the region including the primary operating areas of the Corporation. While we experienced no substantial damage to any of our facilities, we were affected by power outages and certain limitations on operational capabilities and many of our customers have been negatively impacted. We have completed an assessment of the impact of Super Storm Sandy on our business and based upon our assessment, we do not believe there has been significant adverse effect on the collateral of our borrowers and/or their ability to repay their obligations to the Bank. Furthermore, we do not believe that the prolonged power outages caused by the storm, that temporarily interrupted our ability to open some of our branches, has had a significant or lasting impact on our business. Nevertheless, these impacts were not favorable to our business and our assessment is preliminary and, as such, there could be an adverse effect from the storm on our future earnings.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U. S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2012 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $520,000 for the year ended December 31, 2012, compared to $684,000 for 2011. Earnings in both 2012 and 2011 reflected a large provision for loan loss. After dividends on preferred stock and accretion, net income available to common shareholders was $168,000 for 2012, or $0.03 per diluted common share, compared to $126,000, or $0.02 per diluted common share for the year ended December 31, 2011.

The return on average assets was 0.07% in 2012 compared to 0.10% in 2011. The return on average common equity was 0.39% for 2012 as compared to 0.29% in 2011.

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

For the year ended December 31, 2012, net interest income, on a tax equivalent basis, decreased to $24.1 million from $25.2 million for the year ended December 31, 2011, reflecting a decrease of $1.1 million, or 4.3%. The net interest rate spread and net yield on interest earning assets for the year ended December 31, 2012 were 3.44% and 3.66%, respectively, compared to 3.58% and 3.83% for the year ended December 31, 2011. The net interest rate spread and net yield on interest earning assets for the current year reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect both an elevated level of nonperforming loans as well as historically low market rates in the current environment.

For the year ended December 31, 2012, total interest income, on a tax equivalent basis, decreased $2.9 million, or 8.9%, when compared to the prior year. The decrease was due to a decrease in yields on interest-earning assets partially offset by a small increase in the average balance of interest-earning assets. The average rate earned on interest-earning assets decreased 45 basis points from 4.89% for the year ended December 31, 2011 to 4.44% in the current year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets increased $2.4 million in 2012 over the 2011 amount with average investment securities increasing $14.7 million partially offset by a decrease of $12.4 million in average loans.

Interest expense decreased $1.8 million, or 25.7%, during the year ended December 31, 2012 to $5.2 million. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 1.00% for the year ended December 31, 2012 compared to 1.31% during 2011, reflecting a general decline in rates paid on deposits. Average interest-bearing liabilities were $518.2 million for the year ended December 31, 2012, reflecting a decrease of $11.6 million, or 2.2%, when compared to $529.8 million for the year ended December 31, 2011. While the Corporation experienced an increase in core deposits, the decrease in average interest-bearing liabilities reflects a decline in time deposits and a reduced reliance on borrowings. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that help to lower cost of funds and provide for better management of interest rate risk. There were no brokered certificates of deposit utilized during 2012.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2012, 2011 and 2010 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2012			2011			2010
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$449,362	$24,099	5.36%	$461,808	$26,357	5.71%	$460,721	$27,336	5.93%
Taxable investment securities	174,044	3,518	2.02	162,035	4,125	2.55	142,146	4,593	3.23
Tax-exempt investment securities (2)	34,856	1,624	4.66	32,162	1,625	5.05	31,107	1,587	5.10
Other interest-earning assets	940	41	4.36	796	42	5.28	2,055	26	1.27
Total interest-earning assets	659,202	29,282	4.44	656,801	32,149	4.89	636,029	33,542	5.27

Non-interest-earning assets:
Allowance for loan losses	(12,518)			(10,921)			(8,399)
Other assets	55,501			55,690			45,886
Total assets	$702,185			$701,570			$673,516

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,731	$1,050	0.43%	$248,887	$1,740	0.70%	$237,616	$2,904	1.22%
Savings deposits	62,767	102	0.16	52,370	136	0.26	47,251	169	0.36
Time deposits	162,129	2,250	1.39	172,791	2,984	1.73	171,745	3,551	2.07
Repurchase agreements	12,468	636	5.10	15,246	735	4.82	15,221	736	4.84
FHLB-NY borrowings	26,867	631	2.35	33,339	865	2.59	38,486	970	2.52
Subordinated debentures	7,217	506	7.01	7,217	504	6.98	7,217	448	6.21
Total interest-bearing liabilities	518,179	5,175	1.00	529,850	6,964	1.31	517,536	8,778	1.70
Noninterest-bearing liabilities:
Demand deposits	122,548			112,646			98,507
Other liabilities	2,991			3,503			3,649
Shareholders' equity	58,467			55,571			53,824
Total liabilities and Shareholders’ equity	$702,185			$701,750			$673,516

Net interest income (taxable equivalent basis)		24,107			25,185			24,764
Tax equivalent adjustment		(575)			(575)			(558)
Net interest income		$23,532			$24,610			$24,206

Net interest spread (taxable equivalent basis)			3.44%			3.58%			3.57%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.66%			3.83%			3.89%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.
18

The following table compares net interest income for the year ended December 31, 2012 over the year ended December 31, 2011 in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2012 Versus 2011			2011 Versus 2010
	(In thousands)
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$(697)	$(1,561)	$(2,258)	$64	$(1,043)	$(979)
Taxable investment securities	289	(896)	(607)	589	(1,057)	(468)
Tax-exempt investment securities	131	(132)	(1)	53	(15)	38
Other interest-earning assets	7	(8)	(1)	(24)	40	16

Total interest-earning assets	(270)	(2,597)	(2,867)	682	(2,075)	(1,393)

Interest expense:

Interest-bearing demand deposits	(15)	(675)	(690)	132	(1296)	(1,164)
Savings deposits	24	(58)	(34)	17	(50)	(33)
Time deposits	(176)	(558)	(734)	22	(589)	(567)
Repurchase agreements	(140)	41	(99)	1	(2)	(1)
FHLB borrowings	(157)	(77)	(234)	(133)	28	(105)
Subordinated debentures	—	2	2	—	56	56

Total interest-bearing liabilities	(464)	(1,325)	(1,789)	39	(1,853)	(1,814)

Net change in net interest income	$194	$(1,272)	$(1,078)	$643	$(222)	$421

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

The loan loss provision of $10.0 million for the year ended December 31, 2012 compares to a $10.8 million loan loss provision recorded for the year ended December 31, 2011. The allowance for loan loss was $10.6 million, or 2.42% of total loans as of December 31, 2012 compared to $11.6 million, or 2.54% of total loans a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonperforming loans decreased from $27.7 million, or 6.08% of total loans at December 31, 2011 to $18.2 million, or 4.14% of total loans at December 31, 2012. During the year ended December 31, 2012, the Corporation charged-off $11.2 million of loan balances and recovered $252,000 in previously charged-off loans compared to $7.8 million and $38,000, respectively, in the prior year. The allowance for loan losses related to the impaired loans decreased from $3.1 million at December 31, 2011 to $266,000 at December 31, 2012 primarily due to charge-offs down to the net realizable value of collateral for some of the impaired loans.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio. The asset quality issues, caused by the national economic downturn which began in 2008, and the current year charge-offs and provision for loan losses are reflective of current economic conditions that contributed to an increase in loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section below for further information concerning the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, income derived from bank-owned life insurance, gains from calls and sales of securities, gains on sales of mortgage loans and income derived from debit cards and ATM usage. In addition, gains on sales of other real estate owned (“OREO”) are reflected as noninterest income.

Noninterest income increased $1.2 million to $6.4 million for the year ended December 31, 2012 as compared to $5.2 million for the prior year. For the year ended December 31, 2012, noninterest income included $2.3 million from gains on calls and sales of securities compared to $1.2 million in 2011. Gains on sales of mortgage loans totaled $887,000 for 2012, a decrease from $1.2 million for the year ended December 31, 2011 reflective of retaining a higher amount of mortgage loans for portfolio. Gains on sales of other real estate owned represent a net amount resulting from increased OREO activity.

Noninterest Expense

Noninterest expense for the years ended December 31, 2012 and 2011 were $19.7 million and $18.7 million, respectively. Noninterest expense for 2012 reflects higher salary and employee benefits expense, reflective of increasing regulatory compliance and the attendant staffing necessary to oversee all compliance-related issues. In addition, the increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with an enhanced credit review function. An increase in expense related to other real estate owned is reflective of increased activity. Included in miscellaneous expense for the current year period is $691,000 related to a prepayment premium resulting from the repayment of $7 million of a wholesale repurchase agreement.

Income Taxes

For the year ended December 31, 2012, income taxes represented a benefit of $247,000 compared to a benefit of $415,000 for the year ended December 31, 2011. The tax benefit for both years reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower earnings. In addition, the tax benefit for the year ended December 31, 2012 includes the write-off of certain deferred tax assets which will not be realized related to contribution carryovers and expired stock options.

Financial Condition

Total assets at December 31, 2012 were $688.4 million, a decrease of $20.4 million, or 2.9%, over the $708.8 million at December 31, 2011. Cash and cash equivalents increased $7.3 million to $21.0 million at December 31, 2012 from $13.7 million at December 31, 2011. Securities available-for-sale increased $3.8 million to $174.7 million while securities held to maturity decreased $8.6 million to $29.7 million. Net loans decreased $15.0 million from $444.8 million at December 31, 2011 to $429.8 million at December 31, 2012. Increases due to new loans originated were more than offset by regular principal payments and payoffs in 2012. In addition, $2.8 million of loans were transferred to other real estate owned. Loans held for sale totaled $784,000 at December 31, 2012, a decrease from $4.7 million at December 31, 2011. OREO reflected a net decline of $4.2 million primarily reflecting sales of properties partially offset by the foreclosure on additional properties.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2012, net of allowance for loan losses, totaled $429.8 million, a decrease of $15.0 million, or a 3.4% decrease over the $444.8 million at December 31, 2011. Residential real estate mortgages increased $12.3 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $252.1 million, or 57.2% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected a decrease of $7.4 million from $259.5 million, or 56.8% of the total loan portfolio at December 31, 2011. Commercial loans decreased $13.1 million to $89.4 million, representing 20.3% of the total loan portfolio. Consumer installment loans and home equity loans decreased $4.8 million and $3.0 million, respectively, partially attributable to borrowers continuing to consolidate secondary liens on their homes as they refinance in the lower interest rate environment.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2012, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Real estate mortgage:
Residential (1)	$67,200	$54,946	$43,020	$36,246	$40,337
Commercial (1)	252,087	259,462	248,527	246,212	226,183

Commercial loans	89,414	102,500	109,527	114,893	100,282

Consumer loans:
Installment (2)	16,544	21,310	29,522	41,006	51,290
Home equity	14,912	17,889	20,965	21,779	21,208
Other	266	306	305	340	356

Total gross loans	440,423	456,413	451,866	460,476	439,656
Less: Allowance for loan losses	10,641	11,604	8,490	6,920	5,166
Deferred loan (fees) costs	(50)	6	131	437	387
Net loans	$429,832	$444,803	$443,245	$453,119	$434,103

(1) Includes construction loans.

(2) Includes automobile, home improvement, second mortgages and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2012 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$8,754	$12,872	$297,661	$319,287
Commercial	37,265	28,833	23,316	89,414
Consumer	262	3,420	28,040	31,722
Total gross loans	$46,281	$45,125	$349,017	$440,423

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2012, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$75,294	$235,239	$310,533
Commercial	29,214	22,935	52,149
Consumer	16,946	14,514	31,460
	$121,454	$272,688	$394,142

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tiered approach by (1) identifying problem loans and allocating specific loss allowances to such loans and (2) establishing a general valuation allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $10.6 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2012.

Nonperforming Assets

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned (i.e., property acquired through foreclosure or deed in lieu of foreclosure). The Corporation’s loans are generally placed in a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest or earlier if collection of principal or interest is considered doubtful. Interest previously accrued on these loans and not yet paid is charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash. Loans past due 90 days or more and accruing represent those loans which are in the process of collection, adequately collateralized and management believes all interest and principal owed will be collected. Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform. Management can make concessions to the terms of the loan or reduce the contractual interest rates to below market rates in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans: (1)
Construction	$3,080	$8,092	$2,303	$8,581	$2,575
Residential real estate	413	779	1,106	1,131	—
Commercial real estate	10,083	9,302	10,540	5,109	291
Commercial	3,735	8,672	7,722	3,638	825
Consumer	800	891	829	1,197	539
Total nonaccrual loans	18,011	27,736	22,500	19,656	4,230

Loans past due 90 days or more and accruing: (2)
Construction	—	—	—	415	—
Commercial real estate	—	—	—	—	—
Commercial	237	—	—	—	353
Consumer	—	—	—	—	—
Total loans past due ninety days or more and Accruing	237	—	—	415	353

Total nonperforming loans	18,248	27,736	22,500	20,071	4,583
Other real estate owed	1,058	5,288	615	—	—
Total nonperforming assets	$19,306	$33,024	$23,115	$20,071	$4,583

Restructured loans: (3)
Construction	$3,244	$561	$—	$—	$—
Commercial real estate	2,425	3,386	—	665	1,483
Commercial	4,704	2,032	130	2,181	372
Total restructured loans	$10,373	$5,979	$130	$2,846	$1,855

Allowance for loan losses	$10,641	$11,604	$8,490	$6,920	$5,166

Nonaccrual loans to total gross loans	4.09%	6.08%	4.98%	4.27%	0.96%

Nonperforming loans to total gross loans	4.14%	6.08%	4.98%	4.36%	1.04%

Nonperforming assets to total assets	2.80%	4.66%	3.36%	3.02%	0.75%

Allowance for loan losses to nonperforming loans	58.31%	41.84%	37.73%	34.48%	112.72%

(1)	Restructured loans classified in the nonaccrual category totaled $1.3 million, $9.1 million, $4.0 million, $23,000 and $22,000 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.
(3)	Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not reflected in restructured loans.

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

At December 31, 2012, the nonaccrual loans were comprised of 55 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and cautious review, management has continued to keep these loans on nonaccrual.

Since December 31, 2011, nonperforming loans have decreased $9.5 million to $18.2 million at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans increased to 58.31% at December 31, 2012 from 41.84% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable incurred losses we have identified with these nonperforming loans. This metric reflects the effect of the decrease in nonaccrual loans partially offset by a decrease in the allowance for loan losses.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have remained elevated, we have recorded appropriate charge-offs and the underlying collateral coverage for a considerable portion of the nonperforming loans currently supports the collection of our remaining principal.

For loans not included in nonperforming loans, at December 31, 2012, the level of loans past due 30-89 days was $3.1 million, an increase from $1.0 million at December 31, 2011. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

Primarily as a result of the continuing higher level of nonperforming loans, the Corporation continues to record an elevated provision for loan losses. For the years ended December 31, 2012 and 2011, the provision for loan losses was $9.995 million and $10.845 million, respectively. The total allowance for loan losses represented 2.42% of total loans at December 31, 2012 compared to a ratio of 2.54% at December 31, 2011.

At December 31, 2012 and 2011, the Corporation had $11.7 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.4 million and $6.0 million were performing in accordance with their new terms at December 31, 2012 and 2011, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $246,000 and $1.2 million have been allocated for the troubled debt restructurings at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Corporation had committed $241,000 and $416,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

Included in performing restructured loans as of December 31, 2011 is a loan for $2.3 million for which the estate of our borrower was provided with a forbearance to allow time to market for sale the underlying commercial real estate collateral. The property was sold in 2012 and the Corporation collected all outstanding principal and accrued interest owed under the loan.

The balance in performing restructured loans also includes two loans to a related borrower for $1.1 million at both December 31, 2012 and 2011. While these loans are current under their restructured terms, because of the below market rate of interest, these loans will continue to be reflected as restructured loans in accordance with accounting practices.

For the year ended December 31, 2012, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $815,000 million, of which $394,000 was included in interest income for the year ended December 31, 2012.

When it is believed that some portion or all of a loan balance will not be collected, that amount is charged-off as loss against the allowance for loan losses. For the year ended December 31, 2012, net charge-offs were $11.0 million compared to $7.7 million for the year ended December 31, 2011. Included in charge-offs for the current year is one loan for $3.0 million. During the second quarter of 2012, management placed the loan on nonaccrual status based on developments relating to the borrower which have impacted the borrower’s repayment ability. During the fourth quarter of 2012, management made the decision to charge-off this loan in its entirety as collectability was believed to be remote.

While regular monthly payments continue to be made on many of the nonaccrual loans, certain charge-offs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Therefore, consideration has been given to any underlying collateral and appropriate charge-offs recorded based, in general, on the deficiency of such collateral. In general, the charge-offs reflect partial writedowns and full charge-offs on nonaccrual loans due to the initial evaluation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. In addition, the current year reflects an increased level of charge-offs of previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Management believes the charge-off of these reserves provides a clearer indication of the value of nonaccrual loans. The charge-off of reserves increases the average historical charge-off experience, thereby resulting in an increase in Corporation’s level of general reserves on performing loans. In addition to our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

As of December 31, 2012, there were $44.2 million of other loans not included in the preceding risk elements table, compared to $36.1 million at December 31, 2011, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$11,604	$8,490	$6,920	$5,166	$4,457

Loans charged-off:
Construction	394	839	1,231	1,003	—
Residential real estate	21	112	25	85	—
Commercial real estate	3,577	1,911	1,241	—	—
Commercial	7,144	4,603	5,082	623	2,841
Consumer	74	304	519	215	61
Total loans charged-off	11,210	7,769	8,098	1,926	2,902

Recoveries of loans previously charged-off:
Construction	6	3	72	—	—
Commercial	240	29	10	93	—
Consumer	6	6	11	12	26
Total recoveries of loans previously charged-off	252	38	93	105	26

Net loans charged-off	10,958	7,731	8,005	1,821	2,876
Provisions charged to operations	9,995	10,845	9,575	3,575	3,585
Balance at end of period	$10,641	$11,604	$8,490	$6,920	$5,166

Net charge-offs during the period to average loans outstanding during the period	2.44%	1.67%	1.74%	0.41%	0.66%

Balance of allowance for loan losses at the end of year to gross year end loans	2.42%	2.54%	1.88%	1.50%	1.18%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2012		2011		2010		2009		2008
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percen to Total (1)
	(Dollars in thousands)
Real estate – Residential	$308	15.3%	$303	12.0%	$188	9.5%	$155	7.9%	$245	9.2%
Real estate – commercial	5,105	57.2%	5,423	56.8%	4,038	55.0%	2,677	53.5%	2,164	51.4%
Commercial	4,832	20.3%	5,368	22.5%	3,745	24.2%	3,148	24.9%	2,086	22.8%
Consumer	355	7.2%	500	8.7%	512	11.3%	940	13.7%	671	16.6%
Unallocated	41	—%	10	—%	7	—%	—	—%	—	—%
Total allowance for loan losses	$10,641	100.0%	$11,604	100.0%	$8,490	100.0%	$6,920	100.0%	$5,166	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is comprised of U.S. Treasury securities, U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale increased to $174.7 million at December 31, 2012, from $170.9 million at December 31, 2011, an increase of $3.8 million, or 2.2%. The increase in securities available-for-sale reflects the Corporation’s focus on liquidity in the current economic environment. Securities held to maturity decreased $8.6 million, or 22.5%, to $29.7 million at December 31, 2012 from $38.4 million at December 31, 2011.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2012		2011		2010
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,006	2.3%	$4,050	2.4%	$9,249	6.7%
U.S. government-sponsored agencies	37,255	21.3	20,744	12.1	13,586	9.8
Obligations of state and
political subdivisions	14,170	8.1	9,318	5.4	4,279	3.1
Mortgage-backed securities-residential	105,428	60.3	133,467	78.1	108,327	78.1
Asset-backed securities (a)	9,884	5.7	—	—	—	—
Corporate debt	495	0.3	—	—	—	—
Other equity investments	3,462	2.0	3,346	2.0	3,187	2.3
Total	$174,700	100.0%	$170,925	100.0%	$138,628	100.0%

Securities held to maturity:
U.S. government-sponsored agencies	$260	0.9%	$2,770	7.2%	$4,208	9.3%
Obligations of state and
political subdivisions	22,787	76.7	24,575	64.1	26,148	57.6
Mortgage-backed securities-residential	6,671	22.4	11,009	28.7	15,038	33.1
Total	$29,718	100.0%	$38,354	100.0%	$45,394	100.0%

(a)	Collateralized by student loans
28

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2012. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$4,006	$—	$—	$—	$4,006
Yield	0.70%	—%	—%	—%	0.70%
U.S. government-sponsored agencies:
Carrying value	—	2,505	10,999	23,751	37,255
Yield	—%	0.96%	1.55%	1.66%	1.58%
Obligations of state and political subdivisions:
Carrying value	—	1,993	10,741	1,436	14,170
Yield	—%	1.69%	2.11%	4.00%	2.25%
Corporate debt:
Carrying value	—	495	—	—	495
Yield	—%	1.05%	—%	—%	1.05%
Total carrying value	$4,006	$4,993	$21,740	$25,187	$55,926
Weighted average yield	0.70%	1.26%	1.83%	1.79%	1.68%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2012. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Carrying value	$—	$255	$5	$—	$260
Yield	—%	4.59%	1.75%	—%	4.54%
Obligations of state and political subdivisions:
Carrying value	906	14,735	6,968	178	22,787
Yield	3.25%	3.30%	3.87%	3.75%	3.48%
Total carrying value	$906	$14,990	$6,973	$178	$23,047
Weighted average yield	3.25%	3.32%	3.87%	3.75%	3.49%

Deposits

The Corporation had deposits at December 31, 2012 totaling $590.3 million, a decrease of $3.3 million, or 0.6%, over the comparable period of 2011, when deposits totaled $593.6 million. The Corporation relied on its branch network and current competitive products and services to maintain deposits during 2012. There were no brokered certificates of deposit at December 31, 2012 or 2011.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand	$124,286	21.1%	$115,776	19.5%	$99,723	17.3%
Interest-bearing demand	241,471	40.8%	249,058	41.9%	248,240	43.1%
Saving deposits	68,338	11.6%	57,967	9.8%	47,692	8.3%
Certificates of deposit	156,159	26.5%	170,751	28.8%	179,948	31.3%
Total	$590,254	100.0%	$593,552	100.0%	$575,603	100.0%

As of December 31, 2012, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Three months or less	$20,247
Four months through six months	15,646
Seven months through twelve months	19,731
Over twelve months	39,259

Total	$94,883

Borrowings

Although deposits with the Bank are the Corporation’s primary source of funds, the Corporation’s policy has been to utilize borrowings to the extent that they are a less costly source of funds, when the Corporation desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk. The Corporation’s borrowings are a combination of advances from the Federal Home Loan Bank of New York (“FHLB-NY”), including overnight repricing lines of credit, and, to a lesser extent, securities sold under agreements to repurchase.

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2012. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate mortgage	$28,686	$43,541	$247,060	$—	$319,287
Commercial	40,004	7,352	42,058	—	89,414
Consumer	14,707	2,053	14,962	—	31,722
Mortgage loans held for sale	784	—	—	—	784
Investment securities (1)	37,520	38,959	130,152	—	206,631
Other assets	1,054	—	—	39,496	40,550
Total assets	$122,755	$91,905	$434,232	$39,496	$688,388

Source of funds:
Interest-bearing demand	$241,471	$—	$—	$—	$241,471
Savings	68,338	—	—	—	68,338
Certificate of deposit	31,522	57,893	66,744	—	156,159
FHLB of NY advances	—	—	25,000	—	25,000
Repurchase agreements	7,343	—	—	—	7,343
Subordinated debenture	—	—	7,217	—	7,217
Other liabilities	—	—	—	126,514	126,514
Shareholders' equity	—	—	—	56,346	56,346
Total source of funds	$348,674	$57,893	$98,961	$182,860	$688,388

Interest rate sensitivity gap	$(225,919)	$34,012	$335,271	$(143,364)
Cumulative interest rate sensitivity gap	$(225,919)	$(191,907)	$143,364	$—

Ratio of GAP to total assets	-32.8%	4.9%	48.7%	-20.8%
Ratio of cumulative GAP assets to total assets	-32.8%	-27.9%	20.8%	-—%

(1) Includes securities held to maturity, securities available-for-sale and FHLB-NY stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2012, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 4.1%, or $966,000, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 5.4% or $1.3 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents – beginning	$13,698	$19,983
Operating activities:
Net income	520	684
Adjustments to reconcile net income to net cash provided by operating activities	12,263	15,385
Net cash provided by operating activities	12,783	16,069
Net cash provided by (used in) investing activities	13,584	(40,160)
Net cash provided by (used in) financing activities	(19,049)	17,806
Net increase (decrease) in cash and cash equivalents	7,318	(6,285)
Cash and cash equivalents – ending	$21,016	$13,698

Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each period was operating income.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold.

The Corporation enters into commitments to extend credit, such as letters of credit, which are not reflected in the Corporation’s Audited Consolidated Financial Statements.

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$4,745	$1,006	$1,121	$606	$2,012
Total contracted cost obligations	$4,745	$1,006	$1,121	$606	$2,012

Other long-term liabilities/long-term debt
Time deposits	$156,159	$89,470	$54,784	$11,905	$—
Federal Home Loan Bank advances	25,000	—	—	15,000	10,000
Securities sold under agreements to repurchase	7,343	343	7,000	—	—
Subordinated debentures	7,217	—	—	7,217	—
Total other long-term liabilities/long-term debt	$195,719	$89,813	$61,784	$34,122	$10,000

Other commitments - off balance sheet
Letters of credit	$1,396	$1,344	$52	$—	$—
Commitments to extend credit	11,610	11,610	—	—	—
Unused lines of credit	59,959	59,959	—	—	—
Total off balance sheet arrangements and contractual obligations	$72,965	$72,913	$52	$—	$—

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2012 and 2011, the borrowing capacity at the Discount Window was $5.1 million. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $11 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2012 and 2011.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $1.4 million commitments under standby and commercial letters of credit, $1.3 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2012, the Corporation had residential mortgage commitments to extend credit aggregating approximately $417,000 at variable rates averaging 3.13% and $1.8 million at fixed rates averaging 3.87%. Approximately $1.8 million of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $9.3 million were extended with variable rates averaging 3.88% and $140,000 were extended at fixed rates averaging 4.88%. Generally, commitments were due to expire within approximately 60 days.

The unused lines of credit consist of $13.5 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.8 million relating to an unsecured overdraft protection program, and $41.7 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2012, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2012.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action
Leverage ratio *
Consolidated	9.09%	4.00%	N/A
Bank	8.91%	4.00%	5.00%

Risk-based capital
Tier I
Consolidated	13.63%	4.00%	N/A
Bank	13.35%	4.00%	6.00%

Total
Consolidated	14.89%	8.00%	N/A
Bank	14.62%	8.00%	10.00%

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

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. The Corporation accrues the preferred dividends as earned over the period the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement). In general, the dividend rate decreases as the level of the Bank’s QSBL increases. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. During 2012, the dividend rate ranged between 1% and 3.39%.The dividend rate for future dividend periods will be set based upon changes in the level of QSBL as compared to the baseline level. Such dividend rate may vary from 1% to 5% per annum for the second through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QSBL. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary

Midland Park, New Jersey

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 28, 2013

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
Assets
Cash and due from banks	$19,962,000	$13,289,000
Other interest-earning assets	1,054,000	409,000
Cash and cash equivalents	21,016,000	13,698,000

Securities available-for-sale	174,700,000	170,925,000
Securities held to maturity; estimated fair value
of $31,768,000 (2012) and $40,984,000 (2011)	29,718,000	38,354,000
Federal Home Loan Bank of New York stock, at cost	2,213,000	2,478,000
Mortgage loans held for sale	784,000	4,711,000
Loans, net of allowance for loan losses of $10,641,000 (2012)
and $11,604,000 (2011)	429,832,000	444,803,000
Premises and equipment, net	5,645,000	6,101,000
Accrued interest receivable	2,372,000	2,618,000
Other real estate owned, net	1,058,000	5,288,000
Bank owned life insurance	10,470,000	10,145,000
Other assets	10,580,000	9,697,000

Total assets	$688,388,000	$708,818,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$124,286,000	$115,776,000
Interest-bearing	465,968,000	477,776,000
Total deposits	590,254,000	593,552,000

Federal Home Loan Bank of New York advances	25,000,000	32,700,000
Securities sold under agreements to repurchase	7,343,000	14,342,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	560,000	775,000
Accrued expenses and other liabilities	1,668,000	2,440,000

Total liabilities	632,042,000	651,026,000

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
15,000 and 15,000 shares issued and outstanding at
December 31, 2012 and 2011, respectively. Liquidation
preference of $15,000,000 and $15,000,000, respectively	14,964,000	14,955,000
Common stock, no par value; 10,000,000 shares authorized;
5,924,865 and 5,882,504 shares issued and outstanding
at December 31, 2012 and 2011, respectively	40,606,000	40,420,000
Retained earnings	316,000	1,043,000
Accumulated other comprehensive income, net	460,000	1,374,000
Total Shareholders' equity	56,346,000	57,792,000

Total liabilities and Shareholders' equity	$688,388,000	$708,818,000

See accompanying notes to consolidated financial statements. 37

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011
Interest income:
Loans	$24,056,000	$26,312,000
Securities held to maturity:
Taxable	487,000	687,000
Nontaxable	817,000	878,000
Securities available-for-sale:
Taxable	2,923,000	3,316,000
Nontaxable	275,000	217,000
FHLB dividends	108,000	122,000
Other interest-earning assets	41,000	42,000
Total interest income	28,707,000	31,574,000

Interest expense:
Deposits	3,402,000	4,860,000
Borrowed money	1,773,000	2,104,000
Total interest expense	5,175,000	6,964,000
Net interest income before provision for loan losses	23,532,000	24,610,000
Provision for loan losses	9,995,000	10,845,000
Net interest income after provision for loan losses	13,537,000	13,765,000

Noninterest income:
Fees and service charges	1,998,000	2,074,000
Bank owned life insurance	325,000	325,000
Gain on calls and sales of securities, net	2,340,000	1,161,000
Gain on sales of mortgage loans	887,000	1,209,000
Gain on sales of other real estate owned	429,000	10,000
Miscellaneous	410,000	391,000
Total noninterest income	6,389,000	5,170,000

Noninterest expense:
Salaries and employee benefits	9,470,000	8,983,000
Occupancy, net	1,967,000	2,023,000
Equipment	971,000	970,000
Data processing	1,291,000	1,351,000
Advertising	537,000	446,000
FDIC insurance premium	612,000	714,000
Charitable contributions	86,000	398,000
Stationery and supplies	208,000	196,000
Legal	485,000	502,000
Bank-card related services	546,000	496,000
Other real estate owned	603,000	95,000
Miscellaneous	2,877,000	2,492,000
Total noninterest expenses	19,653,000	18,666,000
Income before income tax benefit	273,000	269,000
Income tax benefit	(247,000)	(415,000)
Net income	520,000	684,000
Dividends on preferred stock and accretion	352,000	558,000
Net income available to common shareholders	$168,000	$126,000

Basic earnings per common share	$0.03	$0.02

Diluted earnings per common share	$0.03	$0.02

Weighted average number of common shares outstanding	5,908,503	5,861,465

Weighted average number of diluted common shares outstanding	5,908,503	5,861,465

See accompanying notes to consolidated financial statements. 38

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011

Net income	$520,000	$684,000

Other comprehensive income (loss):
Change in unrealized holding gains on securities Available-for-sale arising during the period	763,000	3,837,000
Reclassification adjustment for gains in net income	(2,340,000)	(1,161,000)
Net unrealized gain (losses)	(1,577,000)	2,676,000
Tax effect	614,000	(1,038,000)
Net unrealized gain (losses), net of tax amount	(963,000)	1,638,000

Change in fair value of interest rate swap	81,000	(230,000)
Tax effect	(32,000)	92,000
Change in fair value of interest rate swap, net of tax amount	49,000	(138,000)

Total other comprehensive income (loss)	(914,000)	1,500,000

Total comprehensive income (loss)	$(394,000)	$2,184,000

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at December 31, 2012	Current Year Change	Balance at December 31, 2011

Unrealized gain on securities available-for-sale	$947,000	$(963,000)	$1,910,000
Unrealized loss on fair value of interest rate swap	(487,000)	49,000	(536,000)

Accumulated other comprehensive income, net	$460,000	$(914,000)	$1,374,000

See accompanying notes to consolidated financial statements. 39

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2012 and 2011
							Accumulated
							Other
							Compre- hensive
	Preferred	Common Stock		Retained	Treasury Stock		Income
	Stock	Shares	Amount	Earnings	Shares	Amount	(Loss), Net	Total

Balance – January 1, 2011	$9,796,000	5,846,927	$40,516,000	$1,959,000	(917)	$(13,000)	$(126,000)	$52,132,000
Proceeds from issuance of preferred stock	15,000,000	—	—	—	—	—	—	15,000,000
Preferred stock issuance costs	(48,000)	—	—	—	—	—	—	(48,000)
Repurchase of preferred stock	(10,000,000)	—	—	—	—	—	—	(10,000,000)
Redemption of common stock warrants	—	—	(269,000)	161,000	—	—	—	(108,000)
Cash dividends declared ($0.20 per share)	—	—	—	(1,171,000)	—	—	—	(1,171,000)
Payment of discount on dividend reinvestment plan	—	—	(15,000)	—	—	—	—	(15,000)
Cash dividends declared on preferred stock	—	—	—	(383,000)	—	—	—	(383,000)
Common stock issued under dividend reinvestment plan	—	19,298	94,000	—	—	—	—	94,000
Common stock issued under stock plans	—	16,279	75,000	—	917	13,000	—	88,000
Stock option compensation expense	—	—	19,000	—	—	—	—	19,000
Accretion of discount on preferred stock	174,000	—	—	(174,000)	—	—	—	—
Amortization of issuance costs	33,000	—	—	(33,000)	—	—	—	—
Comprehensive income				684,000			1,500,000	2,184,000
Balance -- December 31, 2011	14,955,000	5,882,504	40,420,000	1,043,000	—	—	1,374,000	57,792,000
Cash dividends declared ($0.15 per share)	—	—	—	(886,000)	—	—	—	(886,000)
Payment of discount on dividend reinvestment plan	—	—	(8,000)	—	—	—	—	(8,000)
Cash dividends declared on preferred stock	—	—	—	(352,000)	—	—	—	(352,000)
Common stock issued under dividend reinvestment plan	—	32,574	148,000	—	—	—	—	148,000
Common stock issued under stock plans	—	9,787	46,000	—	—	—	—	46,000
Amortization of issuance costs	9,000	—	—	(9,000)	—	—	—	—
Comprehensive income (loss)				520,000			(914,000)	(394,000)
Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	—	$—	$460,000	$56,346,000

See accompanying notes to consolidated financial statements. 40

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$520,000	$684,000
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	532,000	594,000
Amortization of premiums and accretion of discounts, net	1,628,000	1,372,000
Accretion (amortization) of deferred loan fees	49,000	(16,000)
Provision for loan losses	9,995,000	10,845,000
Originations of mortgage loans held for sale	(61,431,000)	(85,615,000)
Proceeds from sale of mortgage loans	66,245,000	91,931,000
Gain on sale of mortgage loans	(887,000)	(1,209,000)
Gains on sales and calls of securities	(2,340,000)	(1,161,000)
Gain on sale of OREO	(429,000)	(10,000)
Deferred income tax benefit	115,000	(1,850,000)
Decrease in accrued interest receivable	246,000	188,000
Decrease in accrued interest payable	(215,000)	(202,000)
Earnings on bank owned life insurance	(325,000)	(325,000)
Stock option expense	—	19,000
(Increase) decrease in other assets	950,000	(442,000)
Increase (decrease) in other liabilities	(1,870,000)	1,266,000
Net cash provided by operating activities	12,783,000	16,069,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(134,832,000)	(97,018,000)
Proceeds from maturities and principal repayments on securities available-for-sale	27,964,000	21,148,000
Proceeds from sales and calls on securities available-for-sale	102,300,000	46,245,000
Proceeds from maturities and principal repayments on securities held to maturity	4,147,000	4,938,000
Proceeds from sales and calls of securities held to maturity	4,418,000	1,895,000
Sale of FHLB-NY stock	265,000	19,000
Net (increase) decrease in loans	2,106,000	(17,453,000)
Proceeds from sale of other real estate owned	7,292,000	366,000
Additions to premises and equipment	(76,000)	(300,000)
Net cash provided by (used in) investing activities	13,584,000	(40,160,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,510,000	16,053,000
Net increase (decrease) in interest-bearing deposits	(11,808,000)	1,896,000
Net decrease in securities sold under agreements to repurchase	(6,999,000)	(300,000)
Net increase (decrease) in borrowings	(7,700,000)	4,700,000
Repayment of long term borrowings	—	(18,000,000)
Proceeds from long term borrowings	—	10,000,000
Proceeds from issuance of preferred stock, net of issuance costs	—	14,952,000
Repurchase of preferred stock and warrant	—	(10,108,000)
Cash dividends paid on common stock	(886,000)	(1,171,000)
Cash dividends paid on preferred stock	(352,000)	(383,000)
Payment of discount on dividend reinvestment plan	(8,000)	(15,000)
Issuance of common stock	194,000	182,000
Net cash provided by (used in) financing activities	(19,049,000)	17,806,000

Net increase (decrease) in cash and cash equivalents	7,318,000	(6,285,000)
Cash and cash equivalents - beginning	13,698,000	19,983,000
Cash and cash equivalents - ending	$21,016,000	$13,698,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,390,000	$7,165,000
Cash paid during the year for income taxes	$1,316,000	$1,880,000
Transfers from loans to other real estate owned	$2,821,000	$5,067,000
See accompanying notes to consolidated financial statements. 41

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

Securities available-for-sale and held to maturity

The Corporation classifies its securities as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. All other securities are classified as securities available-for-sale. Securities available-for-sale may be sold prior to maturity in response to changes in interest rates or prepayment risk, for asset/liability management purposes, or other similar factors. These securities are carried at fair value with unrealized holding gains or losses reported in a separate component of shareholders’ equity, net of the related tax effects.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans represents the outstanding principal balance after charge-offs and does not include accrued interest receivable as the inclusion is not significant to the reported amounts.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is adequately secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or are charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

The general component of the allowance is based on historical loss experience adjusted for current factors. The historical loss experience is determined for each portfolio segment and class, and is based on the actual loss history experienced by the Company over the most recent 3 years. For each portfolio segment the Bank prepares a migration analysis which analyzes the historical loss experience. The migration analysis is updated quarterly for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment or class. These qualitative factors include consideration of the following: levels of and trends in charge-offs; levels of and trends in delinquencies and impaired loans; levels and trends in loan size; levels of real estate concentrations; national and local economic trends and conditions; the depth and experience of lending management and staff; and other changes in lending policies, procedures, and practices.

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

Generally, when it is probable that some portion or all of a loan balance will not be collected, regardless of portfolio segment, that amount is charged-off as a loss against the allowance for loan losses. On loans secured by real estate, the charge-offs reflect partial writedowns due to the initial valuation of market values of the underlying real estate collateral in accordance with Accounting Standards Codification 310-40. Consumer loans are generally charged-off in full when they reach 90 – 120 days past due.

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

Dividend Reinvestment Plan

The Corporation offers shareholders the opportunity to participate in a dividend reinvestment plan. Plan participants may reinvest cash dividends to purchase new shares of stock at 95% of the market value, based on the most recent trades. Cash dividends due to the plan participants are utilized to acquire shares from either, or a combination of, the issuance of authorized shares or purchases of shares in the open market through an approved broker. The Corporation reimburses the broker for the 5% discount when the purchase of the Corporation’s stock is completed. The plan is considered to be non-compensatory

Stock-based compensation

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

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, and unrealized gains or losses on cash flow hedges, net of tax, which are also recognized as separate components of equity.

Earnings per common share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2012 the Bank could have paid dividends totaling approximately $1.4 million. At December 31, 2012, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating. Also, please see Note 11 with respect to restrictions on the Corporation’s ability to declare and pay dividends resulting from the terms of the Corporation’s Series B Preferred Shares.

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

Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (together, “the Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments of this ASU are to be applied prospectively. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on the Corporation’s consolidated financial statements.

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

Note 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

Prior to July 26, 2012, cash reserves were required to be maintained on deposit with the Federal Reserve Bank based on the Bank’s deposits. The average amounts of the reserves on deposit for 2012 through this date as well as for the year ended December 31, 2011 were approximately $25,000. After July 26, 2012 no required reserves were held at the Federal Reserve Bank.

Note 3. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,003,000	$3,000	$—	$4,006,000
U.S. government-sponsored agencies	37,287,000	35,000	67,000	37,255,000
Obligations of state and political subdivisions	13,724,000	468,000	22,000	14,170,000
Mortgage-backed securities-residential	104,341,000	1,176,000	89,000	105,428,000
Asset-backed securities (a)	9,874,000	22,000	12,000	9,884,000
Corporate debt	492,000	3,000	—	495,000

Total debt securities	169,721,000	1,707,000	190,000	171,238,000
Other equity investments	3,425,000	37,000	—	3,462,000
	$173,146,000	$1,744,000	$190,000	$174,700,000

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,027,000	$23,000	$—	$4,050,000
U.S. government-sponsored agencies:	20,702,000	46,000	4,000	20,744,000
Obligations of state and political subdivisions	8,866,000	461,000	9,000	9,318,000
Mortgage-backed securities-residential	130,912,000	2,583,000	28,000	133,467,000

Total debt securities	164,507,000	3,113,000	41,000	167,579,000
Other equity investments	3,287,000	59,000	—	3,346,000
	$167,794,000	$3,172,000	$41,000	$170,925,000

(a)	Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2012 and 2011 were $102,300,000 and $46,245,000, respectively. There were gross gains totaling $2,290,000 and gross losses totaling $8,000 realized on sales or calls during the year ended December 31, 2012. The tax provision related to these realized gains was $892,000. There were gross gains totaling $1,157,000 and gross losses totaling $1,000 realized on sales or calls during the year ended December 31, 2011. The tax provision related to these realized gains was $455,000.

The fair value of available-for-sale securities pledged to secure public deposits for the year ending December 31, 2012 and 2011 was $1,246,000 and $1,440,000, respectively. See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	December 31, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$46,000	$—	$306,000
Obligations of state and political subdivisions	22,787,000	1,407,000	—	24,194,000
Mortgage-backed securities-residential	6,671,000	597,000	—	7,268,000
	$29,718,000	$2,050,000	$—	$31,768,000

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$2,770,000	$80,000	$—	$2,850,000
Obligations of state and political subdivisions	24,575,000	1,705,000	—	26,280,000
Mortgage-backed securities-residential	11,009,000	845,000	—	11,854,000
	$38,354,000	$2,630,000	$—	$40,984,000

Cash proceeds realized from sales and calls of securities held to maturity for the years ended December 31, 2012 and 2011 were $4,418,000 and $1,895,000, respectively. There were gross gains totaling $58,000 and no gross losses realized from sales and calls for the year ended December 31, 2012. The tax provision related to these realized gains was $22,000. There were gross gains totaling $5,000 and no gross losses realized from calls for the year ended December 31, 2011. The tax provision related to these realized gains was $2,000.

See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are comprised primarily of government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks and the Federal Home Loan Mortgage Corporation. At year end 2012 and 2011, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

The following tables summarize the fair value and unrealized losses in the available-for-sale securities portfolio of those investment securities which reported an unrealized loss at December 31, 2012 and 2011, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2012 and 2011. There were no investment securities in the held to maturity portfolio which reported an unrealized loss at December 31, 2012 or 2011.

Available-for-Sale

2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	20,716,000	(67,000)	—	—	20,716,000	(67,000)
Obligations of state and political
subdivisions	3,257,000	(22,000)	—	—	3,257,000	(22,000)
Mortgage-backed securities-residential	23,715,000	(89,000)	—	—	23,715,000	(89,000)
Asset-backed securities	3,047,000	(12,000)	—	—	3,047,000	(12,000)
Corporate debt	—	—	—	—	—	—
Other equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$50,735,000	$(190,000)	$—	$—	$50,735,000	$(190,000)

2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	1,993,000	(4,000)	—	—	1,993,000	(4,000)
Obligations of state and political
subdivisions	1,335,000	(9,000)	—	—	1,335,000	(9,000)
Mortgage-backed securities-residential	10,637,000	(28,000)	—	—	10,637,000	(28,000)
Other equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$13,965,000	$(41,000)	$—	$—	$13,965,000	$(41,000)

Other-Than-Temporary-Impairment

At December 31, 2012, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Note 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2012 and 2011, respectively, the loan portfolio consisted of the following:

	December 31,
	2012	2011

Commercial:
Secured by real estate	$58,160,000	$60,650,000
Other	31,254,000	41,850,000
Commercial real estate	242,763,000	246,549,000
Construction:
Commercial	9,324,000	12,913,000
Residential	—	252,000
Residential real estate	67,200,000	54,694,000
Consumer:
Secured by real estate	30,982,000	38,278,000
Other	624,000	1,086,000
Other	116,000	141,000
Total gross loans	440,423,000	456,413,000

Less: Deferred loan (fees) costs, net	(50,000)	6,000
Allowance for loan losses	10,641,000	11,604,000
	10,591,000	11,610,000

Loans, net	$429,832,000	$444,803,000

At December 31, 2012 and 2011, loans participated by the Corporation to other organizations totaled approximately $20,559,000 and $31,060,000, respectively. These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2012 and 2011, these loans aggregated approximately $2,927,000 and $2,905,000, respectively. During the year ended December 31, 2012, new loans totaling $1,228,000 were granted and repayments totaled approximately $1,206,000. The loans, at December 31, 2012, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	For the year ended December 31, 2012
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period

Commercial	$5,368,000	$6,368,000	$(7,144,000)	$240,000	$4,832,000
Commercial real estate	4,943,000	3,570,000	(3,577,000)	—	4,936,000
Construction	480,000	78,000	(394,000)	5,000	169,000
Residential real estate	303,000	25,000	(21,000)	1,000	308,000
Consumer	498,000	(79,000)	(69,000)	2,000	352,000
Other	2,000	2,000	(5,000)	4,000	3,000
Unallocated	10,000	31,000	—	—	41,000
Balance, ending	$11,604,000	$9,995,000	$(11,210,000)	$252,000	$10,641,000

	For the year ended December 31, 2011
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period

Commercial	$3,745,000	$6,197,000	$(4,603,000)	$29,000	$5,368,000
Commercial real estate	3,112,000	3,742,000	(1,911,000)	—	4,943,000
Construction	930,000	386,000	(839,000)	3,000	480,000
Residential real estate	184,000	231,000	(112,000)	—	303,000
Consumer	510,000	281,000	(296,000)	3,000	498,000
Other	2,000	5,000	(8,000)	3,000	2,000
Unallocated	7,000	3,000	—	—	10,000
Balance, ending	$8,490,000	$10,845,000	$(7,769,000)	$38,000	$11,604,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012 and 2011:

	December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Ending Allowance balance attributable to loans

Individually evaluated for impairment	$251,000	$15,000	$—	$—	$—	$—	$—	$266,000

Collectively evaluated for impairment	4,581,000	4,921,000	169,000	308,000	352,000	3,000	41,000	10,375,000

Total ending allowance balance	$4,832,000	$4,936,000	$169,000	$308,000	$352,000	$3,000	$41,000	$10,641,000

Loans:
Loans individually evaluated for impairment	$8,641,000	$12,803,000	$6,029,000	$413,000	$800,000	$—	$—	$28,686,000

Loans collectively evaluated for impairment	80,773,000	229,960,000	3,295,000	66,787,000	30,806,000	116,000	—	411,737,000

Total ending Loan balance	$89,414,000	$242,763,000	$9,324,000	$67,200,000	$31,606,000	$116,000	$—	$440,423,000

	December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer	Other Loans	Unallocated	Total

Allowance for loan losses:
Ending Allowance balance attributable to loans

Individually evaluated for impairment	$1,908,000	$947,000	$266,000	$—	$—	$—	$—	$3,121,000

Collectively evaluated for impairment	3,460,000	3,996,000	214,000	303,000	498,000	2,000	10,000	8,483,000

Total ending allowance balance	$5,368,000	$4,943,000	$480,000	$303,000	$498,000	$2,000	$10,000	$11,604,000

Loans:
Loans individually evaluated for impairment	$10,265,000	$13,128,000	$8,653,000	$779,000	$891,000	$—	$—	$33,716,000

Loans collectively evaluated for impairment	92,235,000	233,421,000	4,512,000	53,915,000	38,473,000	141,000	—	422,697,000

Total ending Loan balance	$102,500,000	$246,549,000	$13,165,000	$54,694,000	$39,364,000	$141,000	$—	$456,413,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2012	2011

Commercial:
Secured by real estate	$3,374,000	$6,178,000
Other	261,000	2,494,000
Commercial real estate	10,083,000	9,302,000
Construction:
Commercial	3,080,000	7,840,000
Residential	—	252,000
Residential real estate	413,000	779,000
Consumer:
Secured by real estate	800,000	891,000
Other	—	—
Other	—	—

Total nonaccrual loans	$18,011,000	$27,736,000

At December 31, 2012 there was one Commercial – Secured by real estate loan for $237,000 that was past due 90 days and still accruing. This loan is in the process of collection and adequately collateralized. Management believes all interest and principal owed will be collected. There were no loans past due 90 days and still accruing at December 31, 2011.

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At and for the year ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$9,689,000	$6,557,000		$4,221,000	$92,000
Other	424,000	146,000		109,000	5,000
Commercial real estate	17,211,000	12,149,000		10,054,000	158,000
Construction:
Commercial	7,300,000	6,029,000		6,041,000	53,000
Residential	—	—		—	—
Residential real estate	451,000	413,000		393,000	—
Consumer:
Secured by real estate	834,000	800,000		922,000	—
Other	—	—		—	—
Other	—	—		—	—

With an allowance recorded:
Commercial:
Secured by real estate	965,000	781,000	$176,000	2,589,000	25,000
Other	1,163,000	1,157,000	75,000	2,195,000	43,000
Commercial real estate	923,000	654,000	15,000	2,940,000	18,000
Construction:
Commercial	—	—	—	1,224,000	—
Residential	—	—	—	596,000	—
Residential real estate	—	—	—	239,000	—
Consumer:
Secured by real estate	—	—	—	—	—
Other	—	—	—	—	—
Other	—	—	—	—	—
Total nonperforming loans	$38,960,000	$28,686,000	$266,000	$31,523,000	$394,000

During the year ended December 31, 2012, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,306,000	$2,831,000		$2,260,000	$22,000
Other	—	—		396,000	23,000
Commercial real estate	10,691,000	8,523,000		7,110,000	52,000
Construction:
Commercial	8,453,000	7,609,000		2,888,000	26,000
Residential	—	—		219,000	—
Residential real estate	866,000	779,000		404,000	—
Consumer:
Secured by real estate	911,000	891,000		811,000	—
Other	—	—		—	—
Other	—	—		—	—

With an allowance recorded:
Commercial:
Secured by real estate	7,287,000	4,590,000	$468,000	4,788,000	34,000
Other	2,876,000	2,844,000	1,440,000	1,822,000	5,000
Commercial real estate	4,747,000	4,605,000	947,000	5,962,000	63,000
Construction:
Commercial	1,085,000	792,000	264,000	643,000	12,000
Residential	273,000	252,000	2,000	50,000	—
Residential real estate	—	—	—	537,000	—
Consumer:
Secured by real estate	—	—	—	31,000	—
Other	—	—	—	—	—
Other	—	—	—	—	—
Total nonperforming loans	$40,495,000	$33,716,000	$3,121,000	$27,921,000	$237,000

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and 2011. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$101,000	$179,000	$2,674,000	$2,954,000	$55,206,000	$58,160,000
Other	25,000	98,000	52,000	175,000	31,079,000	31,254,000
Commercial real estate	2,582,000	—	9,023,000	11,605,000	231,158,000	242,763,000
Construction:
Commercial	—	460,000	815,000	1,275,000	8,049,000	9,324,000
Residential	—	—	—	—	—	—
Residential real estate	161,000	—	413,000	574,000	66,626,000	67,200,000
Consumer:
Secured by real estate	67,000	—	647,000	714,000	30,268,000	30,982,000
Other	—	—	—	—	624,000	624,000
Other	—	—	—	—	116,000	116,000
Total	$2,936,000	$737,000	$13,624,000	$17,297,000	$423,126,000	$440,423,000

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial:
Secured by real estate	$875,000	$546,000	$3,977,000	$5,398,000	$55,252,000	$60,650,000
Other	53,000	260,000	1,752,000	2,065,000	39,785,000	41,850,000
Commercial real estate	—	736,000	5,352,000	6,088,000	240,461,000	246,549,000
Construction:
Commercial	—	561,000	2,640,000	3,201,000	9,712,000	12,913,000
Residential	—	—	252,000	252,000	—	252,000
Residential real estate	—	—	779,000	779,000	53,915,000	54,694,000
Consumer:
Secured by real estate	581,000	—	719,000	1,300,000	36,978,000	38,278,000
Other	4,000	—	—	4,000	1,082,000	1,086,000
Other	—	—	—	—	141,000	141,000
Total	$1,513,000	$2,103,000	$15,471,000	$19,087,000	$437,326,000	$456,413,000

Troubled Debt Restructurings

At December 31, 2012 and 2011, the Corporation had $11.7 million and $15.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.4 million and $6.0 million were performing in accordance with their new terms at December 31, 2012 and 2011, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $246,000 and $1.2 million have been allocated for the troubled debt restructurings at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Corporation had committed $241,000 and $416,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

During the years ended December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans primarily represents an extension of the maturity date at terms more favorable than the current market terms for new debt with similar risk, including a lower interest rate. Many of the modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment

Commercial:
Secured by real estate	9	$1,875,000	$1,875,000	15	$3,002,000	$3,002,000
Other	7	3,735,000	3,735,000	11	678,000	678,000
Commercial real estate	1	755,000	755,000	3	2,864,000	2,864,000
Construction:
Commercial	1	300,000	300,000	7	5,961,000	5,961,000
Residential	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer:
Secured by real estate	—	—	—	—	—	—
Other	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	18	$6,655,000	$6,655,000	36	$12,505,000	$12,505,000

For the year ended December 31, 2012, the troubled debt restructurings described above increased the allowance for loan losses by $2.4 million. There were $3.3 million of charge-offs in 2012 related to these troubled debt restructurings. For the year ended December 31, 2011, the troubled debt restructurings described above increased the allowance for loan losses by $1.6 million. There were $1.1 million of charge-offs in 2011 related to these troubled debt restructurings.

A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms. There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

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

Loss – A loan classified Loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,524,000	$7,368,000	$3,268,000	$—	$—	$58,160,000
Other	29,484,000	1,508,000	185,000	77,000	—	31,254,000
Commercial real estate	215,158,000	16,003,000	9,007,000	2,595,000	—	242,763,000
Construction:
Commercial	3,294,000	2,950,000	3,080,000	—	—	9,324,000
Residential	—	—	—	—	—	—
Total	$295,460,000	$27,829,000	$15,540,000	$2,672,000	$—	$341,501,000

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$52,004,000	$3,234,000	$5,248,000	$164,000	$—	$60,650,000
Other	38,790,000	566,000	617,000	1,877,000	—	41,850,000
Commercial real estate	233,295,000	3,512,000	7,333,000	2,409,000	—	246,549,000
Construction:
Commercial	4,512,000	1,656,000	6,745,000	—	—	12,913,000
Residential	—	—	252,000	—	—	252,000
Total	$328,601,000	$8,968,000	$20,195,000	$4,450,000	$—	$362,214,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2012 and 2011.

	December 31, 2012
	Current	Past Due and Nonaccrual	Total

Residential real estate	$66,626,000	$574,000	$67,200,000
Consumer:
Secured by real estate	30,268,000	714,000	30,982,000
Other	624,000	—	624,000
Total	$97,518,000	$1,288,000	$98,806,000

	December 31, 2011
	Current	Past Due and Nonaccrual	Total

Residential real estate	$53,915,000	$779,000	$54,694,000
Consumer:
Secured by real estate	36,978,000	1,300,000	38,278,000
Other	1,082,000	4,000	1,086,000
Total	$91,975,000	$2,083,000	$94,058,000

Note 5. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011

Land	$2,999,000	$2,999,000
Buildings and improvements	2,883,000	2,936,000
Leasehold improvements	2,244,000	2,244,000
Furniture, fixtures and equipment	3,034,000	3,219,000
	11,160,000	11,398,000
Less: accumulated depreciation and amortization	5,515,000	5,297,000
Total premises & equipment, net	$5,645,000	$6,101,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $532,000 and $594,000 in 2012 and 2011, respectively.

Note 6. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011

Acquired by foreclosure or deed in lieu of foreclosure	$1,058,000	$3,873,000
In-substance foreclosure	—	1,453,000
Allowance for losses on other real estate owned	—	(38,000)
Other real estate owned, net	$1,058,000	$5,288,000

Activity in the allowance for losses on other real estate owned was as follows:

	For the year ended December 31,
	2012	2011

Beginning of year	$38,000	$—
Additions charged to expense	188,000	38,000
Reductions from sales of other real estate owned	(226,000)	—
End of year	$—	$38,000

Net gain on sale of other real estate owned totaled $429,000 and $10,000 for the year ended December 31, 2012 and 2011, respectively.

Expenses related to other real estate owned include:

	For the year ended December 31,
	2012	2011

Provision for unrealized losses	$188,000	$38,000
Operating expenses, net of rental income	415,000	57,000
	$603,000	$95,000

Note 7. DEPOSITS

	December 31,
	2012	2011

Noninterest-bearing demand	$124,286,000	$115,776,000

Interest-bearing checking accounts	177,516,000	175,514,000
Money market accounts	63,955,000	73,544,000
Total interest-bearing demand	241,471,000	249,058,000

Statement savings and clubs	60,478,000	51,769,000
Business savings	7,860,000	6,198,000
Total savings	68,338,000	57,967,000

IRA investment and variable rate savings	35,058,000	38,257,000
Money market certificates	121,101,000	132,494,000
Total certificates of deposit	156,159,000	170,751,000

Total interest-bearing deposits	465,968,000	477,776,000

Total deposits	$590,254,000	$593,552,000

Certificates of deposit with balances of $100,000 or more at December 31, 2012 and 2011, totaled $94,883,000 and $102,348,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2013	$89,470,000
2014	45,159,000
2015	9,625,000
2016	8,858,000
2017	3,047,000
$156,159,000

Note 8. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2012		December 31, 2011
		Weighted Average		Weighted Average
Advances maturing	Amount	Rate	Amount	Rate

Within one year	$—	—%	$7,700,000	1.30%
After one year, but within two years	—	—%	—	—%
After two years, but within three years	—	—%	5,000,000	1.72%
After three years, but within four years	10,000,000	1.64%	—	—%
After four years, but within five years	5,000,000	1.16%	10,000,000	1.64%
After five years	10,000,000	1.85%	10,000,000	1.85%
	$25,000,000	1.63%	$32,700,000	1.64%

During the fiscal years 2012 and 2011, the maximum amount of FHLB-NY advances outstanding at any month end was $36.8 million and $36.0 million, respectively. The average amount of advances outstanding during the year ended December 31, 2012 and 2011 was $26.9 million and $33.3 million, respectively.

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

At December 31, 2012, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2012 and 2011, the advances were collateralized by $55.2 million and $37.7 million, respectively, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $5.3 million and $14.3 million of investment securities as of December 31, 2012 and 2011, respectively. Based on the collateral the Corporation was eligible to borrow up to a total of $60.5 million at December 31, 2012 and $52.0 million at December 31, 2011.

The Corporation has the ability to borrow overnight with the FHLB-NY. There were no overnight borrowings with the FHLB-NY at December 31, 2012. At December 31, 2011 there was $4.7 million in overnight borrowings with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2012 and 2011, the borrowing capacity at the Discount Window was $5.1 million. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $11 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2012 and 2011.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

Included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker with a maturity in 2014. The borrowing has a fixed interest rate of 3.25% for the first year and then converted to a floating rate at 9.00% minus 3-month LIBOR measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker. On September 25, 2012 the Corporation repaid $7 million of the original $14 million wholesale repurchase agreement. In connection with the repayment, the Corporation incurred a prepayment premium of $691,000 which is included in noninterest expenses.

The remaining balances at December 31, 2012 as well as the balances at December 31, 2011 were securities sold to Bank customers at fixed rates with maturities varying from 6 months to one year. These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2012 and 2011, securities sold under agreements to repurchase were collateralized by U.S. Treasury and U.S. government-sponsored agency securities having a carrying value of approximately $11,002,000 and $19,269,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2012	2011

Balance	$7,343,000	$14,342,000
Weighted average interest rate at year end	4.92%	5.04%
Maximum amount outstanding at any month end
during the year	$14,342,000	$16,993,000
Average amount outstanding during the year	$12,468,000	$15,246,000
Average interest rate during the year	5.10%	4.82%

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

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month London Interbank Offered Rate (LIBOR) plus 2.95%. At December 31, 2012 and 2011, the rate on both the Capital Securities and the Debentures was 3.26% and 3.51%, respectively. The Corporation has the right to defer payments of interest on the subordinated debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 10. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2012, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

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

At year end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that have occurred since that notification that management believes would change the Bank's category.

Management believes that, as of December 31, 2012, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2012 and 2011 compared to the minimum capital adequacy requirements and the requirements for classification as a well-capitalized institution under the prompt corrective action regulations:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Leverage (Tier 1) capital
Consolidated	$62,887,000	9.09%	$27,682,000	4.00%	N/A	N/A
Bank	61,558,000	8.91%	27,625,000	4.00%	$34,531,000	5.00%

Risk-based capital:
Tier 1
Consolidated	62,887,000	13.63%	18,459,000	4.00%	N/A	N/A
Bank	61,558,000	13.35%	18,440,000	4.00%	27,660,000	6.00%

Total
Consolidated	68,715,000	14.89%	36,917,000	8.00%	N/A	N/A
Bank	67,380,000	14.62%	36,880,000	8.00%	46,100,000	10.00%

December 31, 2011
Leverage (Tier 1) capital
Consolidated	$63,418,000	8.86%	$28,634,000	4.00%	N/A	N/A
Bank	61,193,000	8.57%	28,546,000	4.00%	$35,683,000	5.00%

Risk-based capital:
Tier 1
Consolidated	63,418,000	12.65%	20,051,000	4.00%	N/A	N/A
Bank	61,193,000	12.22%	20,023,000	4.00%	30,034,000	6.00%

Total
Consolidated	69,750,000	13.91%	40,103,000	8.00%	N/A	N/A
Bank	67,516,000	13.49%	40,046,000	8.00%	50,057,000	10.00%

In February, 2013 the Bank agreed with its regulators to maintain a minimum Leverage (Tier 1) capital ratio of at least 8% and a minimum Total Risk-based capital ratio of at least 10%. As presented above, at December 31, 2012, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

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

Using the proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) previously issued under the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (the “CPP”) for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase.

The terms of the newly-established Series B Preferred Shares provide for a liquidation preference of $1,000 per share and impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of the Corporation’s Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. During 2012, the dividend rate ranged between 1% and 3.39%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

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

On October 26, 2011, the Corporation completed the repurchase of a warrant held by the United States Treasury Department. The 10-year warrant was issued on January 29, 2009 as part of the Corporation's participation in the TARP CPP, and entitled the Treasury to purchase 133,475 shares of Stewardship Financial Corporation stock at an exercise price of $11.24 per share. The Corporation paid a total of $107,398 to the Treasury to repurchase the warrant.

Note 12. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. There was no profit sharing plan expense for the year ended December 31, 2012 or 2011.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2012 and 2011 amounted to approximately $145,000 and $136,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 7,589 and 8,824 shares during 2012 and 2011, respectively. At December 31, 2012, the Corporation had 194,519 shares reserved for issuance under this plan.

Note 13. STOCK-BASED COMPENSATION

At December 31, 2012, the Corporation had various types of stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s common stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 5,591 and 3,715 shares for 2012 and 2011, respectively. At December 31, 2012, the Corporation had 540,316 shares authorized but unissued for this plan.

Employee Stock Option Plan

The Employee Stock Option Plan provided for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee. There were no options granted during 2012 or 2011. While there are still options outstanding under this plan, the plan does not allow for additional grants after May 2006. Under the plan, the exercise price of options may be paid in cash or with shares already owned. There were no options exercised during 2012 or 2011. A summary of the status of the qualified stock options as of December 31, 2012 and changes during the year then ended is presented as follows:

	2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	7,598	$11.19
Exercised	—	—
Forfeited	844	11.19
Outstanding at end of year	6,754	$11.19

Intrinsic value at year end	$—
Options exercisable at year end	6,754
Intrinsic value of options exercisable	$—
Weighted-average remaining contractual term (years)	0.54

Non-Employee Directors Stock Option Plan

The 2006 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of common stock to be granted to non-employee directors of the Corporation. The options granted under the plan had exercise prices which represented market price of the stock at the date of grant. No options have been granted since 2009. Under this plan, options vested in equal installments over a period of five years on an annual basis. Options expired on the earlier of the sixth anniversary of the date of the grant or May 15, 2012. Therefore, at December 31, 2012 all options had expired.

Total compensation cost that has been charged against income for this plan was $19,000 for the year ended December 31, 2011. There was no compensation expense for the year ended December 31, 2012.

A summary of the status of the nonqualified stock options issued under the 2006 Stock Option Plan for Non-Employee Directors as of December 31, 2012 is presented below:

	2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	57,130	$11.02
Expired	(57,130)	11.02
Outstanding at end of year	—	$—

No options were exercised under the 2006 Stock Option Plan for Non-Employee Directors during the years ended December 31, 2012 and 2011.

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. During 2011 each non-employee director received an award of 250 shares under the 2010 Stock Incentive Plan for a total of 2,500 shares. In addition, during 2011 5,145 shares were awarded to employees. Total cost that has been charged against income for this plan was $26,000 for the year ended December 31, 2011. No awards were granted during the year ended December 31, 2012. At December 31, 2012 the Corporation had 192,355 shares authorized but unissued for this plan.

Note 14. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 2012 and 2011:

	2012	2011

Net income	$520,000	$684,000
Dividends on preferred stock and accretion	352,000	558,000
Net income available to common shareholders	$168,000	$126,000

Weighted average common shares outstanding - basic	5,908,503	5,861,465
Effect of dilutive securities - stock options	—	—

Weighted average common shares outstanding - diluted	5,908,503	5,861,465

Earnings per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

For the years ended December 31, 2012 and 2011, stock options to purchase 31,683 and 64,728 average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive. The U.S. Treasury’s warrant to purchase 108,974 average shares of common stock was not considered in computing diluted earnings per common share for the year ended December 31, 2011 because it was antidilutive.

Note 15. INCOME TAXES

The components of income tax benefit are summarized as follows:

	Years ended December 31,
	2012	2011
Current tax expense (benefit):
Federal	$(440,000)	$1,050,000
State	78,000	385,000
	(362,000)	1,435,000
Deferred tax expense (benefit):
Federal	158,000	(1,432,000)
State	(93,000)	(432,000)
Valuation allowance	50,000	14,000
	115,000	(1,850,000)

	$(247,000)	$(415,000)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2012	2011

Federal income tax	$93,000	$92,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	(2,000)	(17,000)
Nontaxable interest income	(399,000)	(401,000)
Life insurance	(113,000)	(113,000)
Nondeductible expenses	17,000	17,000
Write-off of Federal deferred tax asset	133,000	—
Change in valuation reserve	42,000	—
Other items, net	(18,000)	7,000

Effective federal income taxes	$(247,000)	$(415,000)

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,250,000	$4,635,000
Stock compensation	—	107,000
Nonaccrual loan interest	1,112,000	1,136,000
Depreciation	425,000	406,000
Contribution carry forward	253,000	276,000
State capital loss carry forward	165,000	17,000
Unrealized loss on fair value of interest rate swap	295,000	325,000
Alternate minimum tax	307,000	—
	6,807,000	6,902,000
Valuation reserve	(179,000)	(129,000)
	6,628,000	6,773,000
Deferred tax liabilities:
Unrealized gains on securities available-for-sale	607,000	1,221,000
Other	4,000	4,000
	611,000	1,225,000
Net deferred tax assets	$6,017,000	$5,548,000

The Corporation has provided a full valuation allowance relating to all of the state tax benefits of both net operating loss carryforwards and contribution carryforwards. Management has determined that it is more likely than not that it will not be able to realize the deferred tax benefits described above. For the year ended December 31, 2012 the Corporation wrote-off deferred tax assets related to expired stock options and those associated with the expiration of certain contribution carryovers.

The Corporation has approximately $856,000 of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $5.2 million of net deferred tax assets more likely than not will be utilized through future earnings.

The Corporation has alternate minimum tax (AMT) credit carryforwards of approximately $307,000 to reduce regular Federal income taxes in future years to the extent that that regular tax exceeds AMT. The AMT credit carryforwards have no expiration date.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2012 and 2011 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2012 and 2011. There were no tax interest and penalties accrued for the years ended December 31, 2012 and 2011.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2009.

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

At December 31, 2012, the Corporation had residential mortgage commitments to extend credit aggregating approximately $417,000 at variable rates averaging 3.13% and $1.8 million at fixed rates averaging 3.87%. Approximately $1.8 million of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $9.3 million were extended with variable rates averaging 3.88% and $140,000 were extended at fixed rates averaging 4.88%. Generally, commitments were due to expire within approximately 60 days.

Additionally, at December 31, 2012, the Corporation was committed for approximately $60.0 million of unused lines of credit, consisting of $13.5 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.8 million relating to an unsecured overdraft protection program, and $41.7 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $1.4 million at December 31, 2012, of which $1.3 million expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

Rental expense under long-term operating leases for branch offices amounted to approximately $1,153,000 and $1,132,000 during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ending December 31	Minimum Rent

2013	$1,006,000
2014	740,000
2015	381,000
2016	313,000
2017	293,000
Thereafter	2,012,000
$4,745,000

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

Interest Rate Swap Designated as Cash Flow Hedge: The Corporation entered into a swap with a notional amount of $7 million. It was designated as a cash flow hedge of the subordinated debentures and was determined to be fully effective during the years ended December 31, 2012 and 2011. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of December 31, 2012, the interest rate swap is secured by investment securities with a fair value of $1,004,000.

Summary information as of December 31, 2012 about the interest rate swap designated as a cash flow hedge is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	($812,000)

The net expense recorded on the swap transaction totaled $255,000 and $265,000 for the years ended December 31, 2012 and 2011, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of ($812,000) and ($893,000) at December 31, 2012 and 2011, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

	For the year ended December 31, 2012
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$49,000	$—	$—

	For the year ended December 31, 2011
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)

Interest rate contract	$(138,000)	$—	$—

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

The fair values of investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals are generally obtained to support the fair value of collateral. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by licensed appraisers whose qualifications and licenses have been reviewed and verified by the Corporation. The Corporation utilizes a third party to order appraisals and, once received, review the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2012
Assets:
Available-for-sale securities
U.S. Treasuries	$4,006,000	$4,006,000	$—	$—
U.S. government -
sponsored agencies	37,255,000	—	37,255,000	—
Obligations of state and
political subdivisions	14,170,000	—	14,170,000	—
Mortgage-backed securities-
residential	105,428,000	—	105,428,000	—
Asset-backed securities	9,884,000	—	9,884,000	—
Corporate bonds	495,000	—	495,000	—
Other equity investments	3,462,000	3,402,000	60,000	—
Total available-for-
sale securities	$174,700,000	$7,408,000	$167,292,000	$—
Liabilities:
Interest rate swap	$812,000	$—	$812,000	$—

	December 31, 2011
Assets:
Available-for-sale securities
U.S. Treasuries	$4,050,000	$4,050,000	$—	$—
U.S. government -
sponsored agencies	20,744,000	—	20,744,000	—
Obligations of state and
political subdivisions	9,318,000	—	9,318,000	—
Mortgage-backed securities-
residential	133,467,000	—	133,467,000	—
Other equity investments	3,346,000	3,286,000	60,000	—
Total available-for-
sale securities	$170,925,000	$7,336,000	$163,589,000	$—
Liabilities:
Interest rate swap	$893,000	$—	$893,000	$—

There were no transfers between Level 1 and Level 2 during 2012 and 2011.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,490,000	$—	$—	$6,490,000
Other	—	—	—	—
Commercial real estate	10,445,,000	—	—	10,445,000
Construction:
Commercial	4,373,000	—	—	4,373,000
Residential	—	—	—	—
Residential real estate	413,000	—	—	413-
Consumer:
Secured by real estate	800,000	—	—	800,000
Other real estate owned	1,058,000	—	—	1,058,000
	$25,579,000	$—	$—	$25,579,000

	December 31, 2011
Assets:
Impaired loans
Commercial:
Secured by real estate	$5.106,000	$—	$—	$5,106,000
Other	—	—	—	—
Commercial real estate	9,702,000	—	—	9,702,000
Construction:
Commercial	8,138,000	—	—	8,138,000
Residential	250,000	—	—	250,000
Residential real estate	779,000	—	—	779,000
Consumer:
Secured by real estate	891,000	—	—	891,000
Other real estate owned	5,288,000	—	—	5,288,000
	$30,154,000	$—	$—	$30,154,000

Collateral dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $22,699,000, with a valuation allowance of $178,000, resulting in an additional provision for loan losses of $4,501,000 for the year ended December 31, 2012.

Collateral dependent impaired loans had a recorded investment of $25,478,000, with a valuation allowance of $612,000, resulting in an additional provision for loan losses of $4,915,000 for the year ended December 31, 2011.

OREO had a recorded investment of $1,058,000 with no valuation allowances at December 31, 2012. OREO had a recorded investment of $5,326,000 with a valuation allowance of $38,000 at December 31, 2011. Additional valuation allowances of $188,000 and $38,000 were recorded for the years ended December 31, 2012 and 2011, respectively.

For the Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$22,521,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%
			Estimated selling costs.	7%

Other real estate owned	$1,058,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%
			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2012
Financial assets:
Cash and cash equivalents	$21,016,000	$21,016,000	$—	$—
Securities available-for-sale	174,700,000	7,408,000	167,292,000	—
Securities held to maturity	29,718,000	—	31,768,000	—
FHLB-NY stock	2,213,000	N/A	N/A	N/A
Mortgage loans held for sale	784,000	—	784,000	—
Loans, net	429,832,000	—	—	449,041,000
Accrued interest receivable	2,372,000	2,000	908,000	1,462,000

Financial liabilities
Deposits	590,254,000	434,569,000	157,219,000	—
FHLB-NY advances	25,000,000	—	25,825,000	—
Securities sold under
agreements to repurchase	7,343,000	—	7,883,000	—
Subordinated debenture	7,217,000	—	—	7,112,000
Accrued interest payable	560,000	1,000	540,000	19,000
Interest rate swap	812,000	—	812,000	—

	At December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,698,000	$13,698,000
Securities available-for-sale	170,925,000	170,925,000
Securities held to maturity	38,354,000	40,984,000
FHLB-NY stock	2,478,000	N/A
Net loans, including impaired loans	444,803,000	453,604,000
Accrued interest receivable	2,618,000	2,618,000

Financial liabilities:
Deposits	593,552,000	595,939,000
FHLB-NY Advances	32,700,000	33,482,000
Securities sold under agreements to repurchase	14,342,000	14,786,000
Subordinated debenture	7,217,000	6,297,000
Accrued interest payable	775,000	775,000
Interest rate swap	893,000	893,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value and is classified as Level 1.

Securities available-for-sale and held to maturity – The methods for determining fair values were described previously.

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

Deposits – The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand resulting in a Level 1 classification. The fair value of certificates of deposit is based on the discounted value of cash flows resulting in a Level 2 classification. The discount rate is estimated using market discount rates which reflect interest rate risk inherent in the certificates of deposit.

FHLB-NY advances – With respect to FHLB-NY borrowings, the carrying amount of the borrowings which mature in one day approximates fair value. For borrowings with a longer maturity, the fair value is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect the interest rate risk and credit risk inherent in the term borrowings resulting in a Level 2 classification.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties, and at December 31, 2012 and 2011 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2012 and 2011 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2012 and 2011, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 19. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2012	2011
Assets

Cash and due from banks	$263,000	$861,000
Securities available-for-sale	1,004,000	—
Securities held to maturity	—	993,000
Investment in subsidiary	62,502,000	63,103,000
Accrued interest receivable	5,000	12,000
Other assets	452,000	646,000
Total assets	$64,226,000	$65,615,000

Liabilities and Shareholders’ Equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	663,000	606,000
Shareholders' equity	56,346,000	57,792,000
Total liabilities and Shareholders' equity	$64,226,000	$65,615,000

Condensed Statements of Income

	Years ended December 31,
	2012	2011

Interest income - securities available-for-sale	$9,000	$23,000
Interest income - securities held to maturity	15,000	54,000
Dividend income	675,000	—
Other income	15,000	27,000
Total income	714,000	104,000

Interest expense	506,000	504,000
Other expenses	319,000	306,000
Total expenses	825,000	810,000

Loss before income tax benefit	(111,000)	(706,000)
Tax benefit	(266,000)	(239,000)
Income (loss) before equity in undistributed earnings of subsidiary	155,000	(467,000)
Equity in undistributed earnings of subsidiary	365,000	1,151,000
Net income	520,000	684,000
Dividends on preferred stock and accretion	352,000	558,000
Net income available to common shareholders	$168,000	$126,000

Condensed Statements of Cash Flows

	Years ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$520,000	$684,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(365,000)	(1,151,000)
Amortization of premiums and accretion of discounts, net	—	4,000
Gains on sales and calls of securities	(7,000)	(19,000)
Decrease in accrued interest receivable	7,000	4,000
(Increase) decrease in other assets	193,000	(102,000)
Increase (decrease) in other liabilities	105,000	(29,000)
Net cash provided by (used in) operating activities	453,000	(609,000)

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,499,000)	—
Proceeds from principal repayments on securities available-for-sale	—	149,000
Proceeds from calls on securities available-for-sale	500,000	1,071,000
Proceeds from calls on securities held to maturity	1,000,000	—
Investment in subsidiary bank	—	(5,000,000)
Net cash provided by (used in) investing activities	1,000	(3,780,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	14,952,000
Repurchase of preferred stock and warrant	—	(10,108,000)
Cash dividends paid on common stock	(886,000)	(1,171,000)
Cash dividends paid on preferred stock and accretion	(352,000)	(383,000)
Payment of discount on dividend reinvestment plan	(8,000)	(15,000)
Issuance of common stock	194,000	182,000
Net cash provided by (used in) financing activities	(1,052,000)	3,457,000

Net decrease in cash and cash equivalents	(598,000)	(932,000)
Cash and cash equivalents - beginning	861,000	1,793,000
Cash and cash equivalents - ending	$263,000	$861,000

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2012 and 2011 (dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2012:
Interest income	$7,516	$7,317	$7,120	$6,754	$28,707
Interest expense	1,465	1,357	1,259	1,094	5,175
Net interest income before provision for loan losses	6,051	5,960	5,861	5,660	23,532
Provision for loan losses	1,765	2,900	2,000	3,330	9,995
Net interest income after provision for loan losses	4,286	3,060	3,861	2,330	13,537
Noninterest income	1,550	911	1,719	2,209	6,389
Noninterest expenses	4,754	4,454	5,206	5,239	19,653
Income (loss) before income tax expense (benefit)	1,082	(483)	374	(700)	273
Income tax expense (benefit)	306	(159)	46	(440)	(247)
Net income (loss)	776	(324)	328	(260)	520
Dividends on preferred stock	75	38	112	127	352
Net income (loss) available to common shareholders	$701	$(362)	$216	$(387)	$168
Basic earnings (loss) per share	$0.12	$(0.06)	$0.04	$(0.07)	$0.03
Diluted earnings (loss) per share	$0.12	$(0.06)	$0.04	$(0.07)	$0.03

Year ended December 31, 2011:

Interest income	$7,775	$8,033	$8,018	$7,748	$31,574
Interest expense	1,826	1,812	1,732	1,594	6,964
Net interest income before provision for loan losses	5,949	6,221	6,286	6,154	24,610
Provision for loan losses	1,675	1,915	2,330	4,925	10,845
Net interest income after provision for loan losses	4,274	4,306	3,956	1,229	13,765
Noninterest income	1,094	943	1,350	1,783	5,170
Noninterest expenses	4,694	4,536	4,615	4,821	18,666
Income (loss) before income tax expense (benefit)	674	713	691	(1,809)	269
Income tax expense (benefit)	191	128	113	(847)	(415)
Net income (loss)	483	585	578	(962)	684
Dividends on preferred stock and accretion	138	138	244	38	558
Net income (loss) available to common shareholders	$345	$447	$334	$(1,000)	$126
Basic earnings (loss) per share	$0.06	$0.08	$0.05	$(0.17)	$0.02
Diluted earnings (loss) per share	$0.06	$0.08	$0.05	$(0.17)	$0.02

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Principal Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 27, 2013, the Board of Directors of the Corporation approved the amendment and restatement of the Corporation’s bylaws (as so amended, the “Amended and Restated Bylaws”), effective immediately. The purpose of the amendment and restatement was, among other things, to make certain technical and conforming amendments to the bylaws for consistency between them and the Corporation’s various committee charters, policies and guidelines as well as to clarify certain provisions. The principal amendments and clarifications contained in the Amended and Restated Bylaws include the following:

•	clarification of advance notice and related provisions, consistent with their purpose of establishing an orderly process for shareholders seeking to propose business at shareholders’ meetings or to nominate directors;

•	clarification of the process for adjournment of shareholders’ meetings; and

•	clarification of the process of voting at shareholders’ meetings and the conduct of meetings generally.

The preceding summary is qualified in its entirety by reference to the Amended and Restated Bylaws which are attached as Exhibit 3(ii) to this Annual Report on Form 10-K and are incorporated by reference herein.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2012 were Howard Yeaton (Chairman), Harold Dyer, John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. All members of our Audit Committee are “independent” as defined under Nasdaq listing rule 5605(a)(2).

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2012:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,754	$11.19	386,874
Equity compensation plans not approved by security holders	—	—	540,316
Total	6,754	$11.19	927,190

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 5,591 shares of the Corporation’s Common Stock in the open market during 2012 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2012 and Fiscal 2011,” in the Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits 1

Exhibit
Number	Description of Exhibits

3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)

3(i).2	Certificate of Amendment to the Certificate of Incorporation of Stewardship Financial Corporation (2)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation
4.1	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)
4.2	Warrant to Purchase up to 127,119 Shares of Common Stock (4)
4.3	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (5)
10.1	1995 Incentive Stock Option Plan (6)
10.2	1995 Employee Stock Purchase Plan (7)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan (8)
10.4	Stewardship Financial Corporation Director Stock Plan (9)
10.5	Amended and Restated 1995 Stock Option Plan (9)
10.6	Amended and Restated Director Stock Plan (10)
10.7	Dividend Reinvestment Plan (11)
10.8	2001 Stock Option Plan For Non-Employee Directors (12)
10.9	Dividend Reinvestment Plan (13)
10.10	2006 Stock Option Plan for Non-Employee Directors (14)
10.11	Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Stewardship Financial Corporation and the Treasury (15)
10.12	Waivers, executed January 30, 2009 by each of Paul Van Ostenbridge, Claire M. Chadwick, Julie E. Holland and Robert C. Vliet (16)
10.13	Dividend Reinvestment Plan, as amended and restated effective May 18, 2010 (17)
10.14	2010 Stock Incentive Plan (18)
10.15	Small Business Lending Fund - Securities Purchase Agreement effective September 1, 2011 between the Corporation and the Secretary of the Treasury, and Repurchase Letter dated September 1, 2011 between the Corporation and the U.S. Department of the Treasury (19)
13	Annual Report to Shareholders for the year ended December 31, 2012
16	Letter dated February 1, 2013 from Crowe Horwath LLP to the Securities and Exchange Commission (20)
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 27, 2013
101	The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (21)

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(3)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(4)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.

(5)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(6)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.
(7)	Incorporated by reference from Exhibits 4(c) to 23(d) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(8)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.
(9)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 11, 1997.
(10)	Incorporated by reference from Exhibits 10(vii) and 10(viii) from the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(11)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.
(12)	Incorporated by reference from Exhibit 4(b) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.
(13)	Incorporated by reference from Exhibit 4(a) from the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.
(14)	Incorporated by reference from Exhibit 5(a) from the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.
(15)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(16)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed February 4, 2009.
(17)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3, Registration No. 333-167374, filed June 8, 2010.
(18)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.
(19)	Incorporated by reference from Exhibits 10.1 and 10.2 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(20)	Incorporated by reference from Exhibit 16.1 to the Corporation’s Current Report on Form 8-K, filed February 1, 2013.
(21)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By :	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 28, 2013
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 28, 2013
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard W. Culp	Director	March 28, 2013
Richard W. Culp

/s/ Harold Dyer	Director	March 28, 2013
Harold Dyer

/s/ William Hanse	Chairman of the Board	March 28, 2013
William Hanse

/s/ Margo Lane	Director	March 28, 2013
Margo Lane

/s/ Arie Leegwater	Director	March 28, 2013
Arie Leegwater

/s/ John L. Steen	Director	March 28, 2013
John L. Steen

/s/ Robert Turner	Secretary and Director	March 28, 2013
Robert Turner

/s/ William J. Vander Eems	Director	March 28, 2013
William J. Vander Eems

/s/ Michael Westra	Vice Chairman of the Board	March 28, 2013
Michael Westra

/s/ Howard Yeaton	Director	March 28, 2013
Howard Yeaton

