Form 10-Q
period 2013-03-31
STEWARDSHIP FINANCIAL CORP
filed 2013-05-14
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 9, 2013 was 5,933,253.

Stewardship Financial Corporation

INDEX

PAGE
NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at March 31, 2013 (Unaudited) and December 31, 2012	1

Consolidated Statements of Income for the Three Months ended March 31, 2013 and 2012 (Unaudited)	2

Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2013 and 2012 (Unaudited)	3

Consolidated Statement of Changes in Shareholders’ Equity for the Three Months ended March 31, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 (Unaudited)	5 - 6

Notes to Consolidated Financial Statements (Unaudited)	7 - 25

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 33

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4 - CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	35

SIGNATURES	36

EXHIBIT INDEX..	37

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$25,442,000	$19,962,000
Other interest-earning assets	702,000	1,054,000
Cash and cash equivalents	26,144,000	21,016,000

Securities available for sale	175,493,000	174,700,000
Securities held to maturity; estimated fair value of $30,458,000 (at March 31, 2013) and
$31,768,000 (December 31, 2012)	28,548,000	29,718,000
FHLB-NY stock, at cost	2,213,000	2,213,000
Mortgage loans held for sale	2,101,000	784,000
Loans, net of allowance for loan losses of $11,512,000 (March 31, 2013) and
$10,641,000 (December 31, 2012)	430,083,000	429,832,000
Premises and equipment, net	5,579,000	5,645,000
Accrued interest receivable	2,219,000	2,372,000
Other real estate owned, net	876,000	1,058,000
Bank owned life insurance	10,028,000	10,470,000
Other assets	10,642,000	10,580,000
Total assets	$693,926,000	$688,388,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$132,960,000	$124,286,000
Interest-bearing	462,578,000	465,968,000
Total deposits	595,538,000	590,254,000

Federal Home Loan Bank of New York advances	25,000,000	25,000,000
Securities sold under agreements to repurchase	7,344,000	7,343,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	450,000	560,000
Accrued expenses and other liabilities	1,702,000	1,668,000
Total liabilities	637,251,000	632,042,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2013 and December 31, 2012
liquidation preference of $15,000,000	14,967,000	14,964,000
Common stock, no par value; 10,000,000 shares authorized;
5,933,028 and 5,924,865 shares issued and outstanding at March 31, 2013
and December 31, 2012, respectively	40,639,000	40,606,000
Retained earnings	910,000	316,000
Accumulated other comprehensive income, net	159,000	460,000
Total shareholders' equity	56,675,000	56,346,000

Total liabilities and shareholders' equity	$693,926,000	$688,388,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans	$5,924,000	$6,259,000
Securities held to maturity
Taxable	76,000	152,000
Non-taxable	196,000	209,000
Securities available for sale
Taxable	566,000	799,000
Non-taxable	77,000	61,000
FHLB dividends	25,000	29,000
Other interest-earning assets	6,000	7,000
Total interest income	6,870,000	7,516,000

Interest expense:
Deposits	641,000	983,000
Borrowed money	363,000	482,000
Total interest expense	1,004,000	1,465,000

Net interest income before provision for loan losses	5,866,000	6,051,000
Provision for loan losses	1,600,000	1,765,000
Net interest income after provision for loan losses	4,266,000	4,286,000

Noninterest income:
Fees and service charges	456,000	515,000
Bank owned life insurance	76,000	80,000
Gain on calls and sales of securities	2,000	433,000
Gain on sales of mortgage loans	162,000	411,000
Gain on sale of other real estate owned	126,000	99,000
Gain on life insurance proceeds	537,000	—
Other	115,000	111,000
Total noninterest income	1,474,000	1,649,000

Noninterest expenses:
Salaries and employee benefits	2,696,000	2,386,000
Occupancy, net	517,000	487,000
Equipment	184,000	248,000
Data processing	328,000	334,000
Advertising	111,000	139,000
FDIC insurance premium	150,000	148,000
Charitable contributions	60,000	150,000
Other	886,000	961,000
Total noninterest expenses	4,932,000	4,853,000
Income before income tax expense (benefit)	808,000	1,082,000
Income tax expense (benefit)	(14,000)	306,000
Net income	822,000	776,000
Dividends on preferred stock	166,000	75,000
Net income available to common shareholders	$656,000	$701,000

Basic earnings per common share	$0.11	$0.12
Diluted earnings per common share	$0.11	$0.12

Weighted average number of common shares outstanding	5,930,981	5,892,366
Weighted average number of diluted common
shares outstanding	5,930,981	5,892,366

See notes to unaudited consolidated financial statements. 2

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$822,000	$776,000

Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on securities
available for sale arising during the period	(548,000)	60,000
Reclassification adjustment for gains in net income	(2,000)	(433,000)
Net unrealized gains (losses)	(550,000)	(373,000)
Tax effect	210,000	145,000
Net unrealized gains (losses), net of tax amount	(340,000)	(228,000)

Change in fair value of interest rate swap	65,000	30,000
Tax effect	(26,000)	(12,000)
Change in fair value of interest rate swap, net of tax amount	39,000	18,000

Total other comprehensive income (loss)	(301,000)	(210,000)

Total comprehensive income	$521,000	$566,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	March 31, 2013	December 31, 2012

Unrealized gain on securities available for sale	$607,000	$947,000
Unrealized loss on fair value of interest rate swap	(448,000)	(487,000)

Accumulated other comprehensive income, net	$159,000	$460,000

See notes to unaudited consolidated financial statements. 3

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended March 31, 2013
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends paid on common stock	—	—	—	(59,000)	—	(59,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends accrued on preferred stock	—	—	—	(166,000)	—	(166,000)
Common stock issued under stock plans	—	8,163	34,000	—	—	34,000
Amortization of issuance costs	3,000	—	—	(3,000)		—
Comprehensive income	—	—	—	822,000	(301,000)	521,000

Balance -- March 31, 2013	$14,967,000	5,933,028	$40,639,000	$910,000	$159,000	$56,675,000

	Three Months Ended March 31, 2012
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(295,000)	—	(295,000)
Payment of discount on dividend
reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends accrued on preferred stock	—	—	—	(75,000)	—	(75,000)
Common stock issued under stock plans	—	13,203	69,000	—	—	69,000
Amortization of issuance costs	2,000	—	—	(2,000)		—
Comprehensive income	—	—	—	776,000	(210,000)	566,000

Balance -- March 31, 2012	$14,957,000	5,895,707	$40,487,000	$1,447,000	$1,164,000	$58,055,000

See notes to unaudited consolidated financial statements. 4

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$822,000	$776,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	111,000	142,000
Amortization of premiums and accretion of discounts, net	352,000	403,000
Accretion (amortization) of deferred loan fees	8,000	12,000
Provision for loan losses	1,600,000	1,765,000
Originations of mortgage loans held for sale	(11,072,000)	(26,709,000)
Proceeds from sale of mortgage loans	9,917,000	30,436,000
Gain on sales of mortgage loans	(162,000)	(411,000)
Gain on sales and calls of securities	(2,000)	(433,000)
Gain on sale of other real estate owned	(126,000)	(99,000)
Deferred income tax benefit	(375,000)	(642,000)
Decrease in accrued interest receivable	153,000	110,000
Decrease in accrued interest payable	(110,000)	(102,000)
Earnings on bank owned life insurance	(76,000)	(80,000)
Gain on life insurance proceeds	(537,000)	—
Decrease in other assets	522,000	969,000
Increase (decrease) in other liabilities	74,000	(746,000)
Net cash provided by operating activities	1,099,000	5,391,000

Cash flows from investing activities:
Purchase of securities available for sale	(13,311,000)	(22,929,000)
Proceeds from maturities and principal repayments on securities available for sale	9,143,000	6,490,000
Proceeds from sales and calls on securities available for sale	2,500,000	11,960,000
Proceeds from maturities and principal repayments on securities held to maturity	895,000	1,355,000
Proceeds from calls on securities held to maturity	250,000	605,000
Sale of FHLB-NY stock	—	212,000
Net (increase) decrease in loans	(2,012,000)	1,639,000
Proceeds from sale of other real estate owned	461,000	2,254,000
Life insurance proceeds	1,055,000	—
Additions to premises and equipment	(45,000)	(22,000)
Net cash provided by (used in) investing activities	(1,064,000)	1,564,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,674,000	2,821,000
Net increase (decrease) in interest-bearing deposits	(3,390,000)	5,710,000
Net increase in securities sold under agreements to repurchase	1,000	—
Net decrease in short term borrowings	—	(4,700,000)
Cash dividends paid on common stock	(59,000)	(295,000)
Cash dividends paid on preferred stock	(166,000)	(75,000)
Payment of discount on dividend reinvestment plan	(1,000)	(2,000)
Issuance of common stock	34,000	69,000
Net cash provided by financing activities	5,093,000	3,528,000

Net increase in cash and cash equivalents	5,128,000	10,483,000
Cash and cash equivalents - beginning	21,016,000	13,698,000
Cash and cash equivalents - ending	$26,144,000	$24,181,000

See notes to unaudited consolidated financial statements. 5

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,114,000	$1,567,000
Transfers from loans to other real estate owned	$153,000	$—

See notes to unaudited consolidated financial statements. 6

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2012 (the “2012 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire year.

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

The consolidated financial statements of the Corporation have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the consolidated financial statements and disclosures provided. Actual results could differ significantly from those estimates.

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

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation’s only derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures issued in 2003 to Stewardship Statutory Trust I (the “Trust”), a statutory business trust (see Note 9 to the Notes to the Audited Consolidated Financial Statements of the Corporation contained in the 2012 Annual Report).

The Corporation designated the interest rate swap as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the effective portion of the change in the fair value on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Net cash settlements on this interest rate swap that qualify for hedge accounting are recorded in interest expense. Changes in fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

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

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. The adoption of the standard did not have a material effect on the Corporation’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities,” This ASU requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements.  The standard is effective for annual and interim periods beginning on January 1, 2013, and it is required to be applied retrospectively. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements.

Index

Note 2. Securities – Available-for-sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$1,001,000	$—	$—	$1,001,000
U.S. government-sponsored agencies	42,091,000	39,000	189,000	41,941,000
Obligations of state and political
subdivisions	13,690,000	411,000	19,000	14,082,000
Mortgage-backed securities - residential	103,886,000	1,059,000	369,000	104,576,000
Asset-backed securities (a)	9,874,000	50,000	—	9,924,000
Corporate debt	493,000	5,000	—	498,000

Total debt securities	171,035,000	1,564,000	577,000	172,022,000
Other equity investments	3,454,000	17,000	—	3,471,000
	$174,489,000	$1,581,000	$577,000	$175,493,000

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,003,000	$3,000	$—	$4,006,000
U.S. government-sponsored agencies	37,287,000	35,000	67,000	37,255,000
Obligations of state and political
subdivisions	13,724,000	468,000	22,000	14,170,000
Mortgage-backed securities - residential	104,341,000	1,176,000	89,000	105,428,000
Asset-backed securities (a)	9,874,000	22,000	12,000	9,884,000
Corporate debt	492,000	3,000	—	495,000

Total debt securities	169,721,000	1,707,000	190,000	171,238,000
Other equity investments	3,425,000	37,000	—	3,462,000
	$173,146,000	$1,744,000	$190,000	$174,700,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2013 and 2012 were $2,500,000 and $11,960,000, respectively. There were gross gains totaling $2,000 and no gross losses realized on sales or calls during the three months ended March 31, 2013. The tax provision related to these realized gains was $1,000. There were gross gains totaling $433,000 and no gross losses realized on sales or calls during the three months ended March 31, 2012. The tax provision related to these realized gains was $168,000.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2013
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$43,000	—	$303,000
Obligations of state and political
subdivisions	22,239,000	1,331,000	—	23,570,000
Mortgage-backed securities - residential	6,049,000	536,000	—	6,585,000
	$28,548,000	$1,910,000	$—	$30,458,000

	December 31, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$46,000	$—	$306,000
Obligations of state and political
subdivisions	22,787,000	1,407,000	—	24,194,000
Mortgage-backed securities - residential	6,671,000	597,000	—	7,268,000
	$29,718,000	$2,050,000	$—	$31,768,000

Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2013 and 2012 were $250,000 and $605,000, respectively. There were no gross gains and no gross losses realized from calls for the three months ended March 31, 2013 or 2012.

The following table presents the amortized cost and fair value of the debt securities portfolio by contractual maturity. As issuers may have the right to call or prepay obligations with or without call or prepayment premiums, the actual maturities may differ from contractual maturities. Securities not due at a single maturity date, such as mortgage-backed securities and asset-backed securities, are shown separately.

	March 31, 2013
	Amortized	Fair
	Cost	Value

Available for sale
Within one year	$1,001,000	$1,001,000
After one year, but within five years	6,659,000	6,700,000
After five years, but within ten years	24,628,000	24,917,000
After ten years	24,987,000	24,904,000
Mortgage-backed securities - residential	103,886,000	104,576,000
Asset-backed securities	9,874,000	9,924,000
Total	$171,035,000	$172,022,000

Held to maturity
Within one year	$1,674,000	$1,699,000
After one year, but within five years	15,092,000	16,015,000
After five years, but within ten years	5,555,000	5,969,000
After ten years	178,000	190,000
Mortgage-backed securities - residential	6,049,000	6,585,000
Total	$28,548,000	$30,458,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2013 and December 31, 2012, and if the unrealized loss was continuous for the twelve months prior to March 31, 2013 and December 31, 2012. There were no unrealized losses on held to maturity securities at either March 31, 2013 or December 31, 2012.

Available for Sale
March 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	24,482,000	(189,000)	—	—	24,482,000	(189,000)
Obligations of state and
political subdivisions	3,988,000	(19,000)	—	—	3,988,000	(19,000)
Mortgage-backed
securities - residential	39,623,000	(369,000)	—	—	39,623,000	(369,000)
Asset-backed securities	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$68,093,000	$(577,000)	$—	$—	$68,093,000	$(577,000)

December 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	20,716,000	(67,000)	—	—	20,716,000	(67,000)
Obligations of state and
political subdivisions	3,257,000	(22,000)	—	—	3,257,000	(22,000)
Mortgage-backed
securities - residential	23,715,000	(89,000)	—	—	23,715,000	(89,000)
Asset-backed securities	3,047,000	(12,000)			3,047,000	(12,000)
Corporate debt	—	—	—	—	—	—
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$50,735,000	$(190,000)	$—	$—	$50,735,000	$(190,000)

Other-Than-Temporary-Impairment

At March 31, 2013, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Index

Note 3. Loans and Nonperforming Loans

At March 31, 2013 and December 31, 2012, respectively, the loan portfolio consisted of the following:

	March 31,	December 31,
	2013	2012

Commercial:
Secured by real estate	$55,082,000	$58,160,000
Other	28,065,000	31,254,000
Commercial real estate	253,188,000	242,763,000
Commercial construction	6,321,000	9,324,000
Residential real estate	69,589,000	67,200,000
Consumer:
Secured by real estate	28,705,000	30,982,000
Other	515,000	624,000
Other	68,000	116,000
Total gross loans	441,533,000	440,423,000

Less: Deferred loan fees, net of costs	(62,000)	(50,000)
Allowance for loan losses	11,512,000	10,641,000
	11,450,000	10,591,000

Loans, net	$430,083,000	$429,832,000

At March 31, 2013 and December 31, 2012, loan participations sold by the Corporation to other lending institutions totaled approximately $19,445,000 and $20,559,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,832,000	$805,000	$(387,000)	$35,000	$5,285,000
Commercial real estate	4,936,000	969,000	(356,000)	—	5,549,000
Commercial construction	169,000	(128,000)	(24,000)	3,000	20,000
Residential real estate	308,000	26,000	—	—	334,000
Consumer	352,000	(58,000)	(4,000)	—	290,000
Other loans	3,000	(4,000)	—	2,000	1,000
Unallocated	41,000	(10,000)	—	2,000	33,000
Total	$10,641,000	$1,600,000	$(771,000)	$42,000	$11,512,000

Index

	For the three months ended March 31, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,368,000	$896,000	$(218,000)	$22,000	$6,068,000
Commercial real estate	4,943,000	575,000	(70,000)	—	5,448,000
Commercial construction	480,000	297,000	—	—	777,000
Residential real estate	303,000	35,000	—	—	338,000
Consumer	498,000	(53,000)	(6,000)	—	439,000
Other loans	2,000	—	—	—	2,000
Unallocated	10,000	15,000	—	—	25,000
Total	$11,604,000	$1,765,000	$(294,000)	$22,000	$13,097,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$801,000	$340,000	$—	$—	$—	$—	$—	$1,141,000

Collectively
evaluated for
impairment	4,484,000	5,209,000	20,000	334,000	290,000	1,000	33,000	10,371,000
Total ending
allowance
balance	$5,285,000	$5,549,000	$20,000	$334,000	$290,000	$1,000	$33,000	$11,512,000

Loans:
Loans
individually
evaluated for
impairment	$8,264,000	$12,124,000	$5,965,000	$413,000	$847,000	$—	$—	$27,613,000

Loans
collectively
evaluated for
impairment	74,883,000	241,064,000	356,000	69,176,000	28,373,000	68,000	—	413,920,000
Total ending
loan balance	$83,147,000	$253,188,000	$6,321,000	$69,589,000	$29,220,000	$68,000	$—	$441,533,000

Index

	December 31, 2012
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$251,000	$15,000	$—	$—	$—	$—	$—	$266,000

Collectively
evaluated for
impairment	4,581,000	4,921,000	169,000	308,000	352,000	3,000	41,000	10,375,000
Total ending
allowance
balance	$4,832,000	$4,936,000	$169,000	$308,000	$352,000	$3,000	$41,000	$10,641,000

Loans:
Loans
individually
evaluated for
impairment	$8,641,000	$12,803,000	$6,029,000	$413,000	$800,000	$—	$—	$28,686,000

Loans
collectively
evaluated for
impairment	80,773,000	229,960,000	3,295,000	66,787,000	30,806,000	116,000	—	411,737,000
Total ending
loan balance	$89,414,000	$242,763,000	$9,324,000	$67,200,000	$31,606,000	$116,000	$—	$440,423,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	March 31,	December 31,
	2013	2012

Commercial:
Secured by real estate	$3,132,000	$3,374,000
Other	600,000	261,000
Commercial real estate	9,418,000	10,083,000
Commercial construction	3,069,000	3,080,000
Residential real estate	413,000	413,000
Consumer:
Secured by real estate	847,000	800,000

Total nonperfoming loans	$17,479,000	$18,011,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At March 31, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$8,034,000	$5,347,000		$5,952,000	$47,000
Other	417,000	137,000		142,000	—
Commercial real estate	8,709,000	6,088,000		9,119,000	30,000
Commercial construction	5,156,000	5,965,000		5,997,000	52,000
Residential real estate	451,000	413,000		413,000
Consumer:
Secured by real estate	875,000	847,000		824,000

With an allowance recorded:
Commercial:
Secured by real estate	2,043,000	1,406,000	$355,000	1,094,000	8,000
Other	1,384,000	1,374,000	446,000	1,266,000	13,000
Commercial real estate	8,004,000	6,036,000	340,000	3,345,000	12,000
	$35,073,000	$27,613,000	$1,141,000	$28,152,000	$162,000

	At December 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$9,689,000	$6,557,000		$4,221,000	$92,000
Other	424,000	146,000		109,000	5,000
Commercial real estate	17,211,000	12,149,000		10,054,000	158,000
Construction:
Commercial	7,300,000	6,029,000		6,041,000	53,000
Residential	—	—		—	—
Residential real estate	451,000	413,000		393,000	—
Consumer:
Secured by real estate	834,000	800,000		922,000	—

With an allowance recorded:
Commercial:
Secured by real estate	965,000	781,000	$176,000	2,589,000	25,000
Other	1,163,000	1,157,000	75,000	2,195,000	43,000
Commercial real estate	923,000	654,000	15,000	2,940,000	18,000
Construction:
Commercial	—	—	—	1,224,000	—
Residential	—	—	—	596,000	—
Residential real estate	—	—	—	239,000	—
	$38,960,000	$28,686,000	$266,000	$31,523,000	$394,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2013
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$99,000	$250,000	$1,964,000	$2,313,000	$52,769,000	$55,082,000
Other	133,000	—	284,000	417,000	27,648,000	28,065,000
Commercial real estate	3,560,000	324,000	7,977,000	11,861,000	241,327,000	253,188,000
Commercial construction	—	—	802,000	802,000	5,519,000	6,321,000
Residential real estate	646,000	161,000	413,000	1,220,000	68,369,000	69,589,000
Consumer:
Secured by real estate	92,000	—	847,000	939,000	27,766,000	28,705,000
Other	—	—	—	—	515,000	515,000
Other	—	—	—	—	68,000	68,000
Total	$4,530,000	$735,000	$12,287,000	$17,552,000	$423,981,000	$441,533,000

	December 31, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$101,000	$179,000	$2,674,000	$2,954,000	$55,206,000	$58,160,000
Other	25,000	98,000	52,000	175,000	31,079,000	31,254,000
Commercial real estate	2,582,000	—	9,023,000	11,605,000	231,158,000	242,763,000
Commercial construction	—	460,000	815,000	1,275,000	8,049,000	9,324,000
Residential real estate	161,000	—	413,000	574,000	66,626,000	67,200,000
Consumer:
Secured by real estate	67,000	—	647,000	714,000	30,268,000	30,982,000
Other	—	—	—	—	624,000	624,000
Other	—	—	—	—	116,000	116,000
Total	$2,936,000	$737,000	$13,624,000	$17,297,000	$423,126,000	$440,423,000

Troubled Debt Restructurings

At March 31, 2013 and December 31, 2012, the Corporation had $11.6 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.1 million and $10.4 million were performing in accordance with their new terms at March 31, 2013 and December 31, 2012, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $393,000 and $246,000 have been allocated for the troubled debt restructurings at March 31, 2013 and December 31, 2012, respectively. As of both March 31, 2013 and December 31, 2012, the Corporation has committed $241,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the three months ended March 31, 2013:

Index

For the three months ended
March 31, 2013
		Pre-	Post-
	Number	Modification	Modification
	of	Recorded	Recorded
	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—
Other	1	17,000	17,000
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Secured by real estate	—	—	—
Other	—	—	—
Other	—	—	—
Total troubled debt restructurings	1	$17,000	$17,000

During the three months ended March 31, 2013, the term of one loan was modified as a troubled debt restructuring. The modification of the terms of this loan represents a term out of a remaining balance on a matured loan. During the three months ended March 31, 2012 there were no loans modified as troubled debt restructurings.

For the three months ended March 31, 2013, the troubled debt restructuring described above resulted in no change to the allowance for loan losses. There were no charge-offs during the three months ended March 31, 2013 related to this troubled debt restructuring.

A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms. In the twelve months ended March 31, 2013, there have been no troubled debt restructured loans that have defaulted since their modification.

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

Substandard – Substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – A Doubtful loan has all of the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable or improbable. The likelihood of loss is extremely high, but because of certain important and reasonably specific factors, an estimated loss is deferred until a more exact status can be determined.

Loss – A loan classified Loss is considered uncollectible and of such little value that its continuance as an asset is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$43,789,000	$8,161,000	$3,132,000	$—	$—	$55,082,000
Other	25,767,000	1,186,000	1,040,000	72,000	—	28,065,000
Commercial real estate	221,080,000	18,559,000	10,962,000	2,587,000	—	253,188,000
Commercial construction	356,000	1,754,000	4,211,000	—	—	6,321,000
Total	$290,992,000	$29,660,000	$19,345,000	$2,659,000	$—	$342,656,000

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,524,000	$7,368,000	$3,268,000	$—	$—	$58,160,000
Other	29,484,000	1,508,000	185,000	77,000	—	31,254,000
Commercial real estate	215,158,000	16,003,000	9,007,000	2,595,000	—	242,763,000
Commercial construction	3,294,000	2,950,000	3,080,000	—	—	9,324,000
Total	$295,460,000	$27,829,000	$15,540,000	$2,672,000	$—	$341,501,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$68,369,000	$1,220,000	$69,589,000
Consumer:
Secured by real estate	27,766,000	939,000	28,705,000
Other	515,000	—	515,000
Total	$96,650,000	$2,159,000	$98,809,000

	December 31, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$66,626,000	$574,000	$67,200,000
Consumer:
Secured by real estate	30,268,000	714,000	30,982,000
Other	624,000	—	624,000
Total	$97,518,000	$1,288,000	$98,806,000

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

The fair values of investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). As the Corporation is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Corporation compares the prices received from the pricing service to a secondary pricing source. The Corporation’s internal price verification procedure has not historically resulted in adjustment in the prices obtained from the pricing service.

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The Corporation measures impairment of collateralized loans and OREO based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan or OREO is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. OREO is initially recorded at fair value less estimated selling costs. Subsequent adjustments to the OREO carrying value are recorded in a specific valuation allowance for OREO. For collateral dependent loans and OREO, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. In addition, appraisers may make adjustments to the sales price of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management generally applies a 12% discount to real estate appraised values to cover disposition / selling costs and to reflect the potential price reductions in the market necessary to complete an expedient transaction and to factor in the impact of the perception that a transaction being completed by a bank may result in further price reduction pressure.

Index

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2013
Assets:
Available for sale securities
U.S. Treasuries	$1,001,000	$1,001,000	$—	$—
U.S. government -
sponsored agencies	41,941,000	—	41,941,000	—
Obligations of state and
political subdivisions	14,082,000	—	14,082,000	—
Mortgage-backed
securities - residential	104,576,000	—	104,576,000	—
Asset-backed securities	9,924,000		9,924,000
Corporate debt	498,000		498,000
Other equity investments	3,471,000	3,411,000	60,000	—
Total available for
sale securities	$175,493,000	$4,412,000	$171,081,000	$—

Liabilities:
Interest rate swap	$747,000	$—	$747,000	$—

	At December 31, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,006,000	$4,006,000	$—	$—
U.S. government -
sponsored agencies	37,255,000	—	37,255,000	—
Obligations of state and
political subdivisions	14,170,000	—	14,170,000	—
Mortgage-backed
securities - residential	105,428,000	—	105,428,000	—
Asset-backed securities	9,884,000		9,884,000
Corporate debt	495,000		495,000
Other equity investments	3,462,000	3,402,000	60,000	—
Total available for
sale securities	$174,700,000	$7,408,000	$167,292,000	$—

Liabilities:
Interest rate swap	$812,000	$—	$812,000	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2013 or the year ended December 31, 2012.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,121,000	$—	$—	$6,121,000
Other	—	—	—	—
Commercial real estate	9,446,000	—	—	9,446,000
Commercial construction	4,793,000	—	—	4,793,000
Residential real estate	413,000	—	—	413,000
Consumer
Secured by real estate	846,000	—	—	846,000
Other Real Estate Owned	876,000			876,000
	$22,495,000	$—	$—	$22,495,000

	At December 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,490,000	$—	$—	$6,490,000
Other	—	—	—	—
Commercial real estate	10,445,000	—	—	10,445,000
Commercial construction	4,373,000	—	—	4,373,000
Residential real estate	413,000	—	—	413,000
Consumer
Secured by real estate	800,000	—	—	800,000
Other Real Estate Owned	1,058,000			1,058,000
	$23,579,000	$—	$—	$23,579,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $22,302,000, with a valuation allowance of $683,000, resulting in a reduction of the provision for loan losses of $293,000 for the three months ended March 31, 2013.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $22,699,000, with a valuation allowance of $178,000, resulting in an additional provision for loan losses of $4,501,000 for the year ended December 31, 2012.

Other real estate owned had a recorded investment value of $876,000 and $1,058,000 with no valuation allowances at March 31, 2013 and December 31, 2012, respectively. No additional valuation allowance was recorded for the three months ended March 31, 2013. For the year ended December 31, 2012, additional valuation allowances of $188,000 were recorded.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$21,619,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 30%
			Estimated selling costs.	7%

Other real estate owned	$876,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%
			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2013

Financial assets:
Cash and cash equivalents	$26,144,000	$26,144,000	$—	$—
Securities available for sale	175,493,000	4,412,000	171,081,000	—
Securities held to maturity	28,548,000	—	30,458,000	—
Mortgage loans held for sale	2,101,000	—	2,101,000	—
Loans, net	430,083,000	—	—	446,622,000
Accrued interest receivable	2,219,000	2,000	693,000	1,524,000

Financial liabilities:
Deposits	595,538,000	445,603,000	151,227,000	—
FHLB-NY advances	25,000,000	—	25,776,000	—
Securities sold under
agreements to repurchase	7,344,000	—	7,817,000	—
Subordinated debenture	7,217,000	—	—	7,213,000
Accrued interest payable	450,000	1,000	431,000	18,000
Interest rate swap	747,000	—	747,000	—

Index

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2012

Financial assets:
Cash and cash equivalents	$21,016,000	$21,016,000	$—	$—
Securities available for sale	174,700,000	7,408,000	167,292,000	—
Securities held to maturity	29,718,000	—	31,768,000	—
Mortgage loans held for sale	784,000	—	784,000	—
Loans, net	429,832,000	—	—	449,041,000
Accrued interest receivable	2,372,000	2,000	908,000	1,462,000

Financial liabilities:
Deposits	590,254,000	434,569,000	157,219,000	—
FHLB-NY advances	25,000,000	—	25,825,000	—
Securities sold under
agreements to repurchase	7,343,000	—	7,883,000	—
Subordinated debenture	7,217,000	—	—	7,112,000
Accrued interest payable	560,000	1,000	540,000	19,000
Interest rate swap	812,000	—	812,000	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. The fair value of loans is estimated by discounting cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Subordinated debenture – The fair value of the subordinated debenture is based on the discounted value of the cash flows. The discount rate is estimated using market rates which reflect the interest rate and credit risk inherent in the debenture resulting in a Level 3 classification.

Index

Accrued interest payable – The carrying amount approximates fair value.

Interest rate swap – The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At March 31, 2013 and December 31, 2012, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2013 and December 31, 2012 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at March 31, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended
	March 31,
	2013	2012

Net income	$822,000	$776,000
Dividends on preferred stock	166,000	75,000
Net income available to common stockholders	$656,000	$701,000

Weighted average shares	5,930,981	5,892,366
Effect of dilutive stock options	—	—
Total weighted average dilutive shares	5,930,981	5,892,366

Basic earnings per common share	$0.11	$0.12

Diluted earnings per common share	$0.11	$0.12

For the three months ended March 31, 2013 and 2012, stock options to purchase 6,754 and 59,635 shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.

Note 6. Preferred Stock

Index

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

Index

Note 7. Accumulated Other Comprehensive Income

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2013.

	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Loss

Balance at December 31, 2012	$947,000	$(487,000)	$460,000
Other comprehensive income before
reclassifications	(339,000)	39,000	(300,000)
Amounts reclassified from
other comprehensive income	(1,000)		(1,000)
Other comprehensive income, net	(340,000)	39,000	(301,000)
Balance at March 31, 2013	$607,000	$(448,000)	$159,000

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2013.

	Accumulated
	Other	Income
Components of Accumulated Other	Comprehensive	Statement
Comprehensive Loss	Income	Line Item

Unrealized gains on AFS securities before tax	$2,000	Gains on securities transactions, net
Tax effect	(1,000)
Total net of tax	1,000

Total reclassifications, net of tax	$1,000

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the loan portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience adverse economic changes. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Financial Condition

Total assets increased $5.5 million to $693.9 million at March 31, 2013 from $688.4 million at December 31, 2012. Cash and cash equivalents increased $5.1 million to $26.1 million at March 31, 2013 from $21.0 million at December 31, 2012, reflecting deposit growth. Securities available-for-sale increased $800,000 to $175.5 million while securities held to maturity decreased $1.2 million to $28.5 million. Net loans were relatively unchanged at $430.1 million at March 31, 2013 compared to $429.8 million at December 31, 2012. Increases due to new loans originated were more than offset by regular principal payments and payoffs in the first three months of fiscal year 2013 as well as an $871,000 net increase in the allowance for loan losses. Loans held for sale totaled $2.1 million at March 31, 2013, an increase from $784,000 at December 31, 2012. Other real estate owned (OREO) declined $182,000 to $876,000 at March 31, 2013 compared to $1.1 million at December 31,2012 reflecting the sale of one property partially offset by the foreclosure on another property.

Deposits totaled $595.5 million at March 31, 2013, an increase of $5.3 million from $590.3 million at December 31, 2012. The growth in deposits consisted of an $8.7 million increase in noninterest-bearing accounts partially offset by a $4.4 million decrease in interest-bearing accounts.

Index

Results of Operations

General

The Corporation reported net income of $822,000, or $0.11 diluted earnings per common share for the three months ended March 31, 2013, compared to $776,000, or $0.12 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2013 was $5.9 million compared to $6.1 million recorded in the prior year period. The decrease in the current year is primarily due to a decrease in average interest earning assets partially offset by a decline in average interest-bearing liabilities. The net interest rate spread and net yield on interest earning assets for the three months ended March 31, 2012 were 3.57% and 3.76%, respectively, compared to 3.48% and 3.71% for the three months ended March 31, 2012. The net interest rate spread and net yield on interest-earning assets for the current year period reflects a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets primarily reflect lower yields on investment securities.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2013 and 2012 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended March 31,

	2013			2012
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$442,519	$5,935	5.44%	$460,066	$6,270	5.47%
Taxable investment securities (1)	168,521	667	1.61	174,996	979	2.24
Tax-exempt investment securities (1) (2)	36,475	407	4.53	33,190	402	4.86
Other interest-earning assets	442	6	5.51	1,513	7	1.86
Total interest-earning assets	647,957	7,015	4.39	669,765	7,658	4.59

Non-interest-earning assets:
Allowance for loan losses	(11,074)			(12,109)
Other assets	47,394			52,461
Total assets	$684,277			$710,117

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$238,891	$185	0.31%	$253,978	$314	0.50%
Savings deposits	68,966	18	0.11	58,499	29	0.21
Time deposits	149,132	438	1.19	166,971	640	1.54
Repurchase agreements	7,343	90	4.97	14,342	183	5.09
FHLB-NY borrowing	25,416	148	2.36	30,142	173	2.30
Subordinated debenture	7,217	125	7.02	7,217	126	7.00
Total interest-bearing liabilities	496,965	1,004	0.82	531,149	1,465	1.11
Non-interest-bearing liabilities:
Demand deposits	128,144			117,704
Other liabilities	2,537			2,830
Stockholders' equity	56,631			58,434
Total liabilities and stockholders' equity	$684,277			$710,117

Net interest income (taxable equivalent basis)	6,011			6,193
Tax Equivalent adjustment		(145)			(142)
Net interest income		$5,866			$6,051

Net interest spread (taxable equivalent basis)		3.57%			3.48%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.76%			3.71%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2013, total interest income, on a tax equivalent basis, decreased $643,000 to $7.015 million, or 8.4%, when compared to the same prior year period. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. The average rate earned on interest-earning assets decreased 20 basis points from 4.59% for the three months ended March 31, 2012 to 4.39% in the current year period. The decline in the asset yield reflects the effect of a prolonged low interest rate environment as well as the impact of nonaccrual loans. Average interest-earning assets decreased $21.8 million for the three months ended March 31, 2013, or 3.3%, when compared to the prior year period. Average loans decreased $17.5 million and average investment securities decreased $3.2 million.

Interest paid on deposits and borrowed money decreased $461,000 to $1.004 million, or 31.5%, for the three months ended March 31, 2013 compared to the same period for 2012. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended March 31, 2013, the total cost for interest-bearing liabilities declined to 0.82% representing a 29 basis point decline when compared to the same prior year period. The average balance of total interest-bearing deposits and borrowings decreased $34.2 million for the three months ended March 31, 2013 from the comparable 2012 period. Average interest-bearing deposits decreased $22.5 million and average borrowings decreased $11.7 million.

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

The loan loss provision totaled $1.6 million for the three months ended March 31, 2013 compared to $1.8 million for the three months ended March 31, 2012. Nonaccrual loans of $17.5 million at March 31, 2013 reflected a slight decrease from $18.0 million of nonaccrual loans at December 31, 2012. The allowance for loan losses related to the impaired loans increased from $266,000 at December 31, 2012 to $1.1 million at March 31, 2013. During the three months ended March 31, 2013, the Corporation charged off $771,000 of loan balances and recovered $42,000 in previously charged off loans compared to $294,000 and $22,000, respectively, during the same period in 2012.

The current period loan loss provision primarily is indicative of continuing economic conditions that have contributed to an increase in loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $1.5 million for the three months ended March 31, 2013 compared to $1.6 million for the prior year period. Noninterest income of $537,000 was recorded as a result of a death benefit insurance payment received during the three months ended March 31, 2013. For the three months ended March 31, 2013 noninterest income included $2,000 from gains on calls and sales of securities compared to $433,000 for the same prior year period. Gains on sales of mortgage loans totaled $162,000 for the three months ended March 31, 2013, a decrease from $411,000 for the three months ended March 31, 2012, partially reflective of retaining a higher amount of mortgage loan originations for portfolio.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2013 and 2012 were $4.932 million and $4.853 million, respectively. The slight increase in noninterest expenses reflects higher salary and employee benefits expense, reflective of increasing regulatory compliance and the attendant staffing necessary to oversee all compliance-related issues. In addition, the increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with an enhanced credit review function.

Index

Income Tax Expense

For the three months ended March 31, 2013 income taxes represented a benefit of $14,000 compared to an income tax expense of $306,000 for the three months ended March 31, 2012. The current period tax benefit reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income, including the gain on life insurance proceeds, representing a larger percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2013	2012	2012	2012
	(Dollars in thousands)

Nonaccrual loans (1)	$17,479	$18,011	$24,960	$29,541
Loans past due 90 days or more and accruing (2)	50	237	75	200
Total nonperforming loans	17,529	18,248	25,035	29,741

Other real estate owned	876	1,058	2,985	1,991
Total nonperforming assets	$18,405	$19,306	$28,020	$31,732

Performing restructured loans (3)	$10,134	$10,373	$7,176	$3,716

Allowance for loan losses	$11,512	$10,641	$12,598	$11,934

Nonperforming loans to total gross loans	3.97%	4.14%	5.72%	6.68%
Nonperforming assets to total assets	2.65%	2.80%	4.10%	4.53%
Allowance for loan losses to total gross loans	2.61%	2.42%	2.88%	2.68%
Allowance for loan losses to
nonperforming loans	65.67%	58.31%	50.32%	40.13%

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

At March 31, 2013, the nonaccrual loans were comprised of 54 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual.

Index

Since December 31, 2012, nonaccrual loans have decreased $532,000 to $17.5 million at the end of the most recent three months. Decreases due to payments received, payoffs, charge-offs and loans returned to an accrual status were partially offset by new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 65.67% at March 31, 2013 from 58.31% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans is reflective of detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects both the effect of an increase in the allowance for loan losses and the decrease in nonaccrual loans.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. The majority of our nonperforming loans are secured by real estate collateral. While we have continued to record appropriate charge-offs, the existing underlying collateral coverage for a considerable portion of the nonperforming loans currently supports collection of a significant portion of our remaining principal.

For loans not included in nonperforming loans, at March 31, 2013, the level of loans past due 30-89 days was $3.7 million compared to $3.1 million at December 31, 2012. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable losses to be incurred associated with its loan portfolio. The Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments.

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general loan loss allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

For the three months ended March 31, 2013, the provision for loan losses was $1.6 million compared to $1.8 million for the three months ended March 31 2012. The total allowance for loan losses increased to 2.61% of total loans from a comparable ratio of 2.42% at December 31, 2012.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2013 and 2012, net charge-offs were $729,000 and $272,000, respectively.

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

Index

At March 31, 2013 and December 31, 2012, the Corporation had $11.6 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.1 million and $10.4 million were performing in accordance with their new terms at March 31, 2013 and December 31, 2012, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $393,000 and $246,000 were allocated for the troubled debt restructurings at March 31, 2013 and December 31, 2012, respectively. As of both March 31, 2013 and December 31, 2012 the Corporation had committed $241,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

As of March 31, 2013, there were $43.3 million of other loans not included in the preceding table, compared to $44.2 million at December 31, 2012, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles. Tier 2 capital consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 capital and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making). However, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2013, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non-risk-adjusted) for the preceding three months. At March 31, 2013 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at March 31, 2013.

Index

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.27%	4.00%	N/A
Bank	9.09%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.81%	4.00%	N/A
Bank	13.53%	4.00%	6.00%
Total
Corporation	15.08%	8.00%	N/A
Bank	14.80%	8.00%	10.00%

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

Cash and cash equivalents increased $5.1 million during the first three months of 2013. Net operating and financing activities provided $1.1 million and $5.1 million, respectively, and investing activities used $1.1 million.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the Federal Home Loan Bank-NY (“FHLB-NY”). The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. In addition, the Corporation has available overnight variable repricing lines of credit with other correspondent banks totaling $11.0 million on an unsecured basis.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Stock for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred shares. An April 18, 2013, the Corporation announced that its Board of Directors had declared a $0.01 per share cash dividend payable to shareholders of record as of May 1, 2013. The dividend is to be paid on May 15, 2013.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: May 14, 2013	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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

