Form 10-Q
period 2013-06-30
STEWARDSHIP FINANCIAL CORP
filed 2013-08-12
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 7, 2013 was 5,939,451.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$14,038,000	$19,962,000
Other interest-earning assets	284,000	1,054,000
Cash and cash equivalents	14,322,000	21,016,000

Securities available for sale	181,676,000	174,700,000
Securities held to maturity; estimated fair value of $29,575,000 (at June 30, 2013) and
$31,768,000 (at December 31, 2012)	28,119,000	29,718,000
FHLB-NY stock, at cost	2,133,000	2,213,000
Mortgage loans held for sale	2,054,000	784,000
Loans, net of allowance for loan losses of $10,787,000 (at June 30, 2013) and
$10,641,000 (at December 31, 2012)	431,353,000	429,832,000
Premises and equipment, net	5,538,000	5,645,000
Accrued interest receivable	2,301,000	2,372,000
Other real estate owned, net	1,072,000	1,058,000
Bank owned life insurance	10,105,000	10,470,000
Other assets	10,159,000	10,580,000
Total assets	$688,832,000	$688,388,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$145,388,000	$124,286,000
Interest-bearing	447,311,000	465,968,000
Total deposits	592,699,000	590,254,000

Federal Home Loan Bank of New York advances	25,000,000	25,000,000
Securities sold under agreements to repurchase	7,344,000	7,343,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	445,000	560,000
Accrued expenses and other liabilities	1,835,000	1,668,000
Total liabilities	634,540,000	632,042,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2013 and December 31, 2012
liquidation preference of $15,000,000	14,969,000	14,964,000
Common stock, no par value; 10,000,000 shares authorized;
5,936,054 and 5,924,865 shares issued and outstanding at June 30, 2013
and December 31, 2012, respectively	40,652,000	40,606,000
Retained earnings	1,182,000	316,000
Accumulated other comprehensive income (loss), net	(2,511,000)	460,000
Total shareholders' equity	54,292,000	56,346,000

Total liabilities and shareholders' equity	$688,832,000	$688,388,000

See notes to unaudited consolidated financial statements. 1

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans	$5,680,000	$6,085,000	$11,604,000	$12,344,000
Securities held to maturity
Taxable	75,000	128,000	151,000	280,000
Non-taxable	195,000	204,000	391,000	413,000
Securities available for sale
Taxable	578,000	798,000	1,144,000	1,597,000
Non-taxable	77,000	64,000	154,000	125,000
FHLB dividends	23,000	28,000	48,000	57,000
Other interest-earning assets	8,000	10,000	14,000	17,000
Total interest income	6,636,000	7,317,000	13,506,000	14,833,000

Interest expense:
Deposits	592,000	894,000	1,233,000	1,877,000
Borrowed money	366,000	463,000	729,000	945,000
Total interest expense	958,000	1,357,000	1,962,000	2,822,000

Net interest income before provision for loan losses	5,678,000	5,960,000	11,544,000	12,011,000
Provision for loan losses	850,000	2,900,000	2,450,000	4,665,000
Net interest income after provision for loan losses	4,828,000	3,060,000	9,094,000	7,346,000

Noninterest income:
Fees and service charges	492,000	531,000	948,000	1,046,000
Bank owned life insurance	77,000	81,000	153,000	161,000
Gain on calls and sales of securities	—	12,000	2,000	445,000
Gain on sales of mortgage loans	298,000	154,000	460,000	565,000
Gain on sale of other real estate owned	—	370,000	126,000	469,000
Gain on life insurance proceeds	—	—	537,000	—
Other	128,000	133,000	243,000	244,000
Total noninterest income	995,000	1,281,000	2,469,000	2,930,000

Noninterest expenses:
Salaries and employee benefits	2,711,000	2,257,000	5,407,000	4,643,000
Occupancy, net	503,000	471,000	1,020,000	958,000
Equipment	199,000	243,000	383,000	491,000
Data processing	332,000	316,000	660,000	650,000
Advertising	140,000	139,000	251,000	278,000
FDIC insurance premium	276,000	155,000	426,000	303,000
Charitable contributions	60,000	25,000	120,000	175,000
Other	910,000	1,218,000	1,796,000	2,179,000
Total noninterest expenses	5,131,000	4,824,000	10,063,000	9,677,000
Income (loss) before income tax expense (benefit)	692,000	(483,000)	1,500,000	599,000
Income tax expense (benefit)	231,000	(159,000)	217,000	147,000
Net income (loss)	461,000	(324,000)	1,283,000	452,000
Dividends on preferred stock	127,000	38,000	293,000	113,000
Net income (loss) available to common shareholders	$334,000	$(362,000)	$990,000	$339,000

Basic earnings (loss) per common share	$0.06	$(0.06)	$0.17	$0.06
Diluted earnings (loss) per common share	$0.06	$(0.06)	$0.17	$0.06

Weighted average number of common shares outstanding	5,934,549	5,902,167	5,932,774	5,897,266
Weighted average number of diluted common
shares outstanding	5,934,549	5,902,167	5,932,774	5,897,266

See notes to unaudited consolidated financial statements. 2

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$461,000	$(324,000)	$1,283,000	$452,000

Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on
securities available for sale arising during the period	(4,465,000)	668,000	(5,013,000)	728,000
Reclassification adjustment for gains in net income	—	(12,000)	(2,000)	(445,000)
Net unrealized gains (losses)	(4,465,000)	656,000	(5,015,000)	283,000
Tax effect	1,736,000	(256,000)	1,946,000	(111,000)
Net unrealized gains (losses), net of tax amount	(2,729,000)	400,000	(3,069,000)	172,000

Change in fair value of interest rate swap	99,000	(13,000)	164,000	17,000
Tax effect	(40,000)	5,000	(66,000)	(7,000)
Change in fair value of interest rate swap,
net of tax amount	59,000	(8,000)	98,000	10,000

Total other comprehensive income (loss)	(2,670,000)	392,000	(2,971,000)	182,000

Total comprehensive income (loss)	$(2,209,000)	$68,000	$(1,688,000)	$634,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	6/30/2013	12/31/2012

Unrealized gain (loss) on securities available for sale	$(2,122,000)	$947,000
Unrealized loss on fair value of interest rate swap	(389,000)	(487,000)

Accumulated other comprehensive income (loss), net	$(2,511,000)	$460,000

See notes to unaudited consolidated financial statements. 3

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Six Months Ended June 30, 2013
					Accumulated
					Other
					Comprehensive
	Preferred	Common Stock		Retained	Income (Loss),
	Stock	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends paid on common stock	—	—	—	(119,000)	—	(119,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends accrued on
preferred stock	—	—	—	(293,000)	—	(293,000)
Common stock issued under stock plans	—	11,189	47,000	—	—	47,000
Amortization of issuance costs	5,000	—	—	(5,000)		—
Net income				1,283,000	—	1,283,000
Other comprehensive loss	—	—	—	—	(2,971,000)	(2,971,000)

Balance -- June 30, 2013	$14,969,000	5,936,054	$40,652,000	$1,182,000	$(2,511,000)	$54,292,000

	Six Months Ended June 30, 2012
					Accumulated
					Other
					Comprehensive
	Preferred	Common Stock		Retained	Income (Loss),
	Stock	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(531,000)	—	(531,000)
Payment of discount on dividend
reinvestment plan	—	—	(5,000)	—	—	(5,000)
Cash dividends accrued on
preferred stock	—	—	—	(113,000)	—	(113,000)
Common stock issued under stock plans	—	22,854	114,000	—	—	114,000
Amortization of issuance costs	5,000	—	—	(5,000)		—
Net income				452,000	—	452,000
Other comprehensive income	—	—	—	—	182,000	182,000

Balance -- June 30, 2012	$14,960,000	5,905,358	$40,529,000	$846,000	$1,556,000	$57,891,000

See notes to unaudited consolidated financial statements. 4

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,283,000	$452,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	217,000	276,000
Amortization of premiums and accretion of discounts, net	700,000	791,000
Accretion (amortization) of deferred loan fees	22,000	25,000
Provision for loan losses	2,450,000	4,665,000
Originations of mortgage loans held for sale	(27,614,000)	(39,324,000)
Proceeds from sale of mortgage loans	26,804,000	41,266,000
Gain on sales of mortgage loans	(460,000)	(565,000)
Gain on sales and calls of securities	(2,000)	(445,000)
Gain on sale of other real estate owned	(126,000)	(469,000)
Deferred income tax benefit	(63,000)	(142,000)
Decrease in accrued interest receivable	71,000	129,000
Decrease in accrued interest payable	(115,000)	(131,000)
Earnings on bank owned life insurance	(153,000)	(161,000)
Gain on life insurance proceeds	(537,000)	—
Decrease in other assets	2,428,000	315,000
Increase (decrease) in other liabilities	266,000	(891,000)
Net cash provided by operating activities	5,171,000	5,791,000

Cash flows from investing activities:
Purchase of securities available for sale	(35,436,000)	(40,525,000)
Proceeds from maturities and principal repayments on securities available for sale	16,297,000	12,783,000
Proceeds from sales and calls on securities available for sale	6,500,000	25,960,000
Proceeds from maturities and principal repayments on securities held to maturity	1,300,000	2,188,000
Proceeds from calls on securities held to maturity	250,000	3,105,000
Sale of FHLB-NY stock	80,000	265,000
Net (increase) decrease in loans	(4,342,000)	5,853,000
Proceeds from sale of other real estate owned	461,000	4,562,000
Life insurance proceeds	1,055,000	—
Additions to premises and equipment	(110,000)	(48,000)
Net cash provided by (used in) investing activities	(13,945,000)	14,143,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	21,102,000	8,241,000
Net increase (decrease) in interest-bearing deposits	(18,657,000)	(8,298,000)
Net increase in securities sold under agreements to repurchase	1,000	—
Net decrease in short term borrowings	—	(4,700,000)
Repayment of long term borrowings	—	(3,000,000)
Cash dividends paid on common stock	(119,000)	(531,000)
Cash dividends paid on preferred stock	(293,000)	(113,000)
Payment of discount on dividend reinvestment plan	(1,000)	(5,000)
Issuance of common stock	47,000	114,000
Net cash provided by (used in) financing activities	2,080,000	(8,292,000)

Net increase (decrease) in cash and cash equivalents	(6,694,000)	11,642,000
Cash and cash equivalents - beginning	21,016,000	13,698,000
Cash and cash equivalents - ending	$14,322,000	$25,340,000

See notes to unaudited consolidated financial statements. 5

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,077,000	$2,953,000
Cash paid during the period for income taxes	$68,000	$1,194,000
Transfers from loans to other real estate owned	$349,000	$882,000

See notes to unaudited consolidated financial statements. 6

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2013 (the “2012 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.

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

Index

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

Note 2. Securities – Available-for-sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored agencies	40,796,000	68,000	1,701,000	39,163,000
Obligations of state and political
subdivisions	13,655,000	241,000	181,000	13,715,000
Mortgage-backed securities - residential	114,333,000	523,000	2,151,000	112,705,000
Asset-backed securities (a)	9,874,000	—	80,000	9,794,000
Corporate debt	2,994,000	4,000	92,000	2,906,000

Total debt securities	181,652,000	836,000	4,205,000	178,283,000
Other equity investments	3,484,000	—	91,000	3,393,000
	$185,136,000	$836,000	$4,296,000	$181,676,000

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,003,000	$3,000	$—	$4,006,000
U.S. government-sponsored agencies	37,287,000	35,000	67,000	37,255,000
Obligations of state and political
subdivisions	13,724,000	468,000	22,000	14,170,000
Mortgage-backed securities - residential	104,341,000	1,176,000	89,000	105,428,000
Asset-backed securities (a)	9,874,000	22,000	12,000	9,884,000
Corporate debt	492,000	3,000	—	495,000

Total debt securities	169,721,000	1,707,000	190,000	171,238,000
Other equity investments	3,425,000	37,000	—	3,462,000
	$173,146,000	$1,744,000	$190,000	$174,700,000

(a) Collateralized by student loans

Cash proceeds realized from calls and sales of securities available for sale for the three and six months ended June 30, 2013 were $4,000,000 and $6,500,000, respectively. Cash proceeds realized from calls and sales of securities available for sale for the three and six months ended June 30, 2012 were $14,000,000 and $25,960,000, respectively. There were no gross gains realized on calls and sales during the three months ended June 30, 2013. Gross gains realized on calls and sales during the six months ended June 30, 2013 totaled $2,000. There were no gross losses realized on calls and sales during the three and six months ended June 30, 2013. Gross gains realized on calls and sales during the three and six months ended June 30, 2012 totaled $5,000 and $438,000, respectively. There were no gross losses realized on calls and sales during the three and six months ended June 30, 2012.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	June 30, 2013
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$259,000	$34,000	—	$293,000
Obligations of state and political
subdivisions	22,221,000	998,000	—	23,219,000
Mortgage-backed securities - residential	5,639,000	424,000	—	6,063,000
	$28,119,000	$1,456,000	$—	$29,575,000

	December 31, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$46,000	$—	$306,000
Obligations of state and political
subdivisions	22,787,000	1,407,000	—	24,194,000
Mortgage-backed securities - residential	6,671,000	597,000	—	7,268,000
	$29,718,000	$2,050,000	$—	$31,768,000

While there were no cash proceeds realized from calls of securities held to maturity for the three months ended June 30, 2013, cash proceeds realized from calls of securities held to maturity for the six months ended June 30, 2013 were $250,000. Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2012 were $2,500,000 and $3,105,000, respectively. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2013. Gross gains of $7,000 were realized on calls for both the three and six months ended June 30, 2012. There were no gross losses realized on calls during the three and six months ended June 30, 2012.

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

	June 30, 2013
	Amortized	Fair
	Cost	Value

Available for sale
Within one year	$—	$—
After one year, but within five years	7,202,000	7,109,000
After five years, but within ten years	29,600,000	28,769,000
After ten years	20,643,000	19,906,000
Mortgage-backed securities - residential	114,333,000	112,705,000
Asset-backed securities	9,874,000	9,794,000
Total	$181,652,000	$178,283,000

Held to maturity
Within one year	$1,888,000	$1,907,000
After one year, but within five years	15,687,000	16,427,000
After five years, but within ten years	4,727,000	4,994,000
After ten years	178,000	184,000
Mortgage-backed securities - residential	5,639,000	6,063,000
Total	$28,119,000	$29,575,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2013 and December 31, 2012, and if the unrealized loss was continuous for the twelve months prior to June 30, 2013 and December 31, 2012. There were no unrealized losses on held to maturity securities at either June 30, 2013 or December 31, 2012.

Available for Sale
June 30, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	33,890,000	(1,701,000)	—	—	33,890,000	(1,701,000)
Obligations of state and
political subdivisions	6,344,000	(181,000)	—	—	6,344,000	(181,000)
Mortgage-backed
securities - residential	68,340,000	(2,151,000)	—	—	68,340,000	(2,151,000)
Asset-backed securities	9,795,000	(80,000)	—	—	9,795,000	(80,000)
Corporate debt	2,407,000	(92,000)	—	—	2,407,000	(92,000)
Other equity investments	3,333,000	(91,000)	—	—	3,333,000	(91,000)
Total temporarily
impaired securities	$124,109,000	$(4,296,000)	$—	$—	$124,109,000	$(4,296,000)

December 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	20,716,000	(67,000)	—	—	20,716,000	(67,000)
Obligations of state and
political subdivisions	3,257,000	(22,000)	—	—	3,257,000	(22,000)
Mortgage-backed
securities - residential	23,715,000	(89,000)	—	—	23,715,000	(89,000)
Asset-backed securities	3,047,000	(12,000)			3,047,000	(12,000)
Corporate debt	—	—	—	—	—	—
Other equity investments	—	—	—	—	—	—
Total temporarily
impaired securities	$50,735,000	$(190,000)	$—	$—	$50,735,000	$(190,000)

Other-Than-Temporary-Impairment

At June 30, 2013, there were no securities in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market interest rate conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Index

Note 3. Loans and Nonperforming Loans

At June 30, 2013 and December 31, 2012, respectively, the loan portfolio consisted of the following:

	June 30,	December 31,
	2013	2012

Commercial:
Secured by real estate	$54,844,000	$58,160,000
Other	28,132,000	31,254,000
Commercial real estate	252,219,000	242,763,000
Commercial construction	5,421,000	9,324,000
Residential real estate	73,004,000	67,200,000
Consumer:
Secured by real estate	27,827,000	30,982,000
Other	489,000	624,000
Other	70,000	116,000
Total gross loans	442,006,000	440,423,000

Less: Deferred loan fees, net of costs	(134,000)	(50,000)
Allowance for loan losses	10,787,000	10,641,000
	10,653,000	10,591,000

Loans, net	$431,353,000	$429,832,000

At June 30, 2013 and December 31, 2012, loan participations sold by the Corporation to other lending institutions totaled approximately $15,506,000 and $20,559,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended June 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,285,000	$(1,082,000)	$261,000	$43,000	$3,985,000
Commercial real estate	5,549,000	1,452,000	1,403,000	—	5,598,000
Construction	20,000	261,000	—	23,000	304,000
Residential real estate	334,000	100,000	—	—	434,000
Consumer	290,000	99,000	—	21,000	410,000
Other loans	1,000	—	—	—	1,000
Unallocated	33,000	20,000	—	2,000	55,000
Total	$11,512,000	$850,000	$1,664,000	$89,000	$10,787,000

Index

	For the six months ended June 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,832,000	$(277,000)	$648,000	$78,000	$3,985,000
Commercial real estate	4,936,000	2,421,000	1,759,000	—	5,598,000
Construction	169,000	133,000	24,000	26,000	304,000
Residential real estate	308,000	126,000	—	—	434,000
Consumer	352,000	41,000	3,000	20,000	410,000
Other loans	3,000	(4,000)	—	2,000	1,000
Unallocated	41,000	10,000	—	4,000	55,000
Total	$10,641,000	$2,450,000	$2,434,000	$130,000	$10,787,000

	For the three months ended June 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$6,068,000	$1,994,000	$2,068,000	$29,000	$6,023,000
Commercial real estate	5,448,000	918,000	1,839,000	—	4,527,000
Construction	777,000	(118,000)	145,000	—	514,000
Residential real estate	338,000	54,000	—	—	392,000
Consumer	439,000	39,000	41,000	—	437,000
Other loans	2,000	1,000	—	1,000	4,000
Unallocated	25,000	12,000	—	—	37,000
Total	$13,097,000	$2,900,000	$4,093,000	$30,000	$11,934,000

	For the six months ended June 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,368,000	$2,960,000	$2,356,000	$51,000	$6,023,000
Commercial real estate	4,943,000	1,423,000	1,839,000	—	4,527,000
Construction	480,000	179,000	145,000	—	514,000
Residential real estate	303,000	89,000	—	—	392,000
Consumer	498,000	(14,000)	47,000	—	437,000
Other loans	2,000	1,000	—	1,000	4,000
Unallocated	10,000	27,000	—	—	37,000
Total	$11,604,000	$4,665,000	$4,387,000	$52,000	$11,934,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013 and December 31, 2012.

Index

	June 30, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$181,000	$29,000	$99,000	$67,000	$149,000	$—	$—	$525,000

Collectively
evaluated for
impairment	3,804,000	5,569,000	205,000	367,000	261,000	1,000	55,000	10,262,000
Total ending
allowance
balance	$3,985,000	$5,598,000	$304,000	$434,000	$410,000	$1,000	$55,000	$10,787,000

Loans:
Loans
individually
evaluated for
impairment	$9,219,000	$12,351,000	$1,875,000	$595,000	$911,000	$—	$—	$24,951,000

Loans
collectively
evaluated for
impairment	73,757,000	239,868,000	3,546,000	72,409,000	27,405,000	70,000	—	417,055,000
Total ending
loan balance	$82,976,000	$252,219,000	$5,421,000	$73,004,000	$28,316,000	$70,000	$—	$442,006,000

Index

	December 31, 2012
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$251,000	$15,000	$—	$—	$—	$—	$—	$266,000

Collectively
evaluated for
impairment	4,581,000	4,921,000	169,000	308,000	352,000	3,000	41,000	10,375,000
Total ending
allowance
balance	$4,832,000	$4,936,000	$169,000	$308,000	$352,000	$3,000	$41,000	$10,641,000

Loans:
Loans
individually
evaluated for
impairment	$8,641,000	$12,803,000	$6,029,000	$413,000	$800,000	$—	$—	$28,686,000

Loans
collectively
evaluated for
impairment	80,773,000	229,960,000	3,295,000	66,787,000	30,806,000	116,000	—	411,737,000
Total ending
loan balance	$89,414,000	$242,763,000	$9,324,000	$67,200,000	$31,606,000	$116,000	$—	$440,423,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	June 30,	December 31,
	2013	2012

Commercial:
Secured by real estate	$3,446,000	$3,374,000
Other	109,000	261,000
Commercial real estate	9,655,000	10,083,000
Commercial construction	—	3,080,000
Residential real estate	595,000	413,000
Consumer:
Secured by real estate	911,000	800,000

Total nonperfoming loans	$14,716,000	$18,011,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At June 30, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$11,403,000	$7,608,000		$6,504,000	$134,000
Other	31,000	27,000		103,000	1,000
Commercial real estate	16,513,000	11,418,000		9,885,000	60,000
Commercial construction	—	—		3,998,000	19,000
Residential real estate	451,000	413,000		413,000	—
Consumer:
Secured by real estate	578,000	569,000		739,000	—

With an allowance recorded:
Commercial:
Secured by real estate	625,000	562,000	$146,000	916,000	15,000
Other	1,078,000	1,022,000	35,000	1,184,000	25,000
Commercial real estate	1,426,000	933,000	29,000	2,541,000	25,000
Commercial construction	2,289,000	1,875,000	99,000	625,000	36,000
Residential real estate	183,000	182,000	67,000	61,000	—
Consumer:
Secured by real estate	342,000	342,000	149,000	114,000	—
	$34,919,000	$24,951,000	$525,000	$27,083,000	$315,000

Index

	At December 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$9,689,000	$6,557,000		$4,221,000	$92,000
Other	424,000	146,000		109,000	5,000
Commercial real estate	17,211,000	12,149,000		10,054,000	158,000
Construction:
Commercial	7,300,000	6,029,000		6,041,000	53,000
Residential	—	—		—	—
Residential real estate	451,000	413,000		393,000	—
Consumer:
Secured by real estate	834,000	800,000		922,000	—

With an allowance recorded:
Commercial:
Secured by real estate	965,000	781,000	$176,000	2,589,000	25,000
Other	1,163,000	1,157,000	75,000	2,195,000	43,000
Commercial real estate	923,000	654,000	15,000	2,940,000	18,000
Construction:
Commercial	—	—	—	1,224,000	—
Residential	—	—	—	596,000	—
Residential real estate	—	—	—	239,000	—
	$38,960,000	$28,686,000	$266,000	$31,523,000	$394,000

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2013
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$—	$—	$352,000	$352,000	$54,492,000	$54,844,000
Other	179,000	—	1,510,000	1,689,000	26,443,000	28,132,000
Commercial real estate	—	1,498,000	6,941,000	8,439,000	243,780,000	252,219,000
Commercial construction	—	—	—	—	5,421,000	5,421,000
Residential real estate	—	—	595,000	595,000	72,409,000	73,004,000
Consumer:
Secured by real estate	70,000	—	674,000	744,000	27,083,000	27,827,000
Other	—	—	—	—	489,000	489,000
Other	—	—	—	—	70,000	70,000
Total	$249,000	$1,498,000	$10,072,000	$11,819,000	$430,187,000	$442,006,000

	December 31, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$101,000	$179,000	$2,674,000	$2,954,000	$55,206,000	$58,160,000
Other	25,000	98,000	52,000	175,000	31,079,000	31,254,000
Commercial real estate	2,582,000	—	9,023,000	11,605,000	231,158,000	242,763,000
Commercial construction	—	460,000	815,000	1,275,000	8,049,000	9,324,000
Residential real estate	161,000	—	413,000	574,000	66,626,000	67,200,000
Consumer:
Secured by real estate	67,000	—	647,000	714,000	30,268,000	30,982,000
Other	—	—	—	—	624,000	624,000
Other	—	—	—	—	116,000	116,000
Total	$2,936,000	$737,000	$13,624,000	$17,297,000	$423,126,000	$440,423,000

Troubled Debt Restructurings

At June 30, 2013 and December 31, 2012, the Corporation had $11.4 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.2 million and $10.4 million were performing in accordance with their new terms at June 30, 2013 and December 31, 2012, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $301,000 and $246,000 have been allocated for the troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Corporation has committed $120,000 and $241,000 respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans, by class, that were modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013:

Index

	For the three months ended June 30,
	2013			2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—	2	$226,000	$226,000
Other	—	—	—	1	74,000	72,000
Total troubled debt restructurings	—	$—	$—	3	$300,000	$298,000

	For the six months ended June 30,
	2013			2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—	2	$226,000	$226,000
Other	1	17,000	17,000	1	74,000	72,000
Total troubled debt restructurings	1	$17,000	$17,000	3	$300,000	$298,000

There were no loans modified as a trouble debt restructuring during the three months ended June 30, 2013. During the six months ended June 30, 2013, the term of one loan was modified as a troubled debt restructuring. The modification of the terms of this loan represents a term out of a remaining balance on a matured loan.

For the six months ended June 30, 2013, the troubled debt restructuring described above resulted in no change to the allowance for loan losses. Charge-offs for the six months ended June 30, 2012 related to troubled debt restructurings totaled $250,000.

A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms. In the six months ended June 30, 2013, there have been no troubled debt restructured loans that have defaulted since their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$44,304,000	$5,952,000	$4,588,000	$—	$—	$54,844,000
Other	25,729,000	1,259,000	1,117,000	27,000	—	28,132,000
Commercial real estate	223,674,000	14,333,000	12,091,000	2,121,000	—	252,219,000
Commercial construction	976,000	4,445,000	—	—	—	5,421,000
Total	$294,683,000	$25,989,000	$17,796,000	$2,148,000	$—	$340,616,000

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,524,000	$7,368,000	$3,268,000	$—	$—	$58,160,000
Other	29,484,000	1,508,000	185,000	77,000	—	31,254,000
Commercial real estate	215,158,000	16,003,000	9,007,000	2,595,000	—	242,763,000
Commercial construction	3,294,000	2,950,000	3,080,000	—	—	9,324,000
Total	$295,460,000	$27,829,000	$15,540,000	$2,672,000	$—	$341,501,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012.

	June 30, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$72,409,000	$595,000	$73,004,000
Consumer:
Secured by real estate	27,083,000	744,000	27,827,000
Other	489,000	—	489,000
Total	$99,981,000	$1,339,000	$101,320,000

Index

	December 31, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$66,626,000	$574,000	$67,200,000
Consumer:
Secured by real estate	30,268,000	714,000	30,982,000
Other	624,000	—	624,000
Total	$97,518,000	$1,288,000	$98,806,000

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

The fair values of investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). As the Corporation is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Corporation compares the prices received from the pricing service to a secondary pricing source. The Corporation’s internal price verification procedures have not historically resulted in adjustment in the prices obtained from the pricing service.

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

Index

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2013
Assets:
Available for sale securities
U.S. Treasuries	$—	$—	$—	$—
U.S. government -
sponsored agencies	39,163,000	—	39,163,000	—
Obligations of state and
political subdivisions	13,715,000	—	13,715,000	—
Mortgage-backed
securities - residential	112,705,000	—	112,705,000	—
Asset-backed securities	9,794,000		9,794,000
Corporate debt	2,906,000		2,906,000
Other equity investments	3,393,000	3,333,000	60,000	—
Total available for
sale securities	$181,676,000	$3,333,000	$178,343,000	$—

Liabilities:
Interest rate swap	$648,000	$—	$648,000	$—

	At December 31, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,006,000	$4,006,000	$—	$—
U.S. government -
sponsored agencies	37,255,000	—	37,255,000	—
Obligations of state and
political subdivisions	14,170,000	—	14,170,000	—
Mortgage-backed
securities - residential	105,428,000	—	105,428,000	—
Asset-backed securities	9,884,000		9,884,000
Corporate debt	495,000		495,000
Other equity investments	3,462,000	3,402,000	60,000	—
Total available for
sale securities	$174,700,000	$7,408,000	$167,292,000	$—

Liabilities:
Interest rate swap	$812,000	$—	$812,000	$—

Index

There were no transfers of assets between Level 1 and Level 2 during the three and six months ended June 30, 2013 or the year ended December 31, 2012. There were no changes to the valuation techniques for fair value measurements as of June 30, 2013 and December 31, 2012.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,564,000	$—	$—	$6,564,000
Other	—	—	—	—
Commercial real estate	9,980,000	—	—	9,980,000
Commercial construction	1,776,000	—	—	1,776,000
Residential real estate	529,000	—	—	529,000
Consumer
Secured by real estate	762,000	—	—	762,000
Other Real Estate Owned	1,072,000			1,072,000
	$20,683,000	$—	$—	$20,683,000

	At December 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,490,000	$—	$—	$6,490,000
Other	—	—	—	—
Commercial real estate	10,445,000	—	—	10,445,000
Commercial construction	4,373,000	—	—	4,373,000
Residential real estate	413,000	—	—	413,000
Consumer
Secured by real estate	800,000	—	—	800,000
Other Real Estate Owned	1,058,000			1,058,000
	$23,579,000	$—	$—	$23,579,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $20,088,000, with a valuation allowance of $477,000, resulting in a increase of the provision for loan losses of $1,275,000 and $2,468,000 for the three and six months ended June 30, 2013.

Other real estate owned had a recorded investment value of $1,072,000 and $1,058,000 with no valuation allowances at June 30, 2013 and December 31, 2012, respectively. No additional valuation allowance was recorded for the six months ended June 30, 2013.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$19,611,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%
			Estimated selling costs.	7%

Other real estate owned	$1,072,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%
			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2013

Financial assets:
Cash and cash equivalents	$14,322,000	$14,322,000	$—	$—
Securities available for sale	181,676,000	3,333,000	178,343,000	—
Securities held to maturity	28,119,000	—	29,575,000	—
Mortgage loans held for sale	2,054,000	—	2,053,000	—
Loans, net	431,353,000	—	—	436,861,000
Accrued interest receivable	2,301,000	1,000	895,000	1,405,000

Financial liabilities:
Deposits	592,699,000	447,479,000	146,077,000	—
FHLB-NY advances	25,000,000	—	25,384,000	—
Securities sold under
agreements to repurchase	7,344,000	—	7,704,000	—
Subordinated debenture	7,217,000	—	—	7,210,000
Accrued interest payable	445,000	1,000	426,000	18,000
Interest rate swap	648,000	—	648,000	—

Index

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2012

Financial assets:
Cash and cash equivalents	$21,016,000	$21,016,000	$—	$—
Securities available for sale	174,700,000	7,408,000	167,292,000	—
Securities held to maturity	29,718,000	—	31,768,000	—
Mortgage loans held for sale	784,000	—	784,000	—
Loans, net	429,832,000	—	—	449,041,000
Accrued interest receivable	2,372,000	2,000	908,000	1,462,000

Financial liabilities:
Deposits	590,254,000	434,569,000	157,219,000	—
FHLB-NY advances	25,000,000	—	25,825,000	—
Securities sold under
agreements to repurchase	7,343,000	—	7,883,000	—
Subordinated debenture	7,217,000	—	—	7,112,000
Accrued interest payable	560,000	1,000	540,000	19,000
Interest rate swap	812,000	—	812,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At June 30, 2013 and December 31, 2012, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2013 and December 31, 2012 based on pertinent market data and relevant information on the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at June 30, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation. Diluted earnings (loss) per share is computed similar to that of basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

The following reconciles the income (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$461,000	$(324,000)	$1,283,000	$452,000
Dividends on preferred stock	127,000	38,000	293,000	113,000
Net income (loss) available to common stockholders	$334,000	$(362,000)	$990,000	$339,000

Weighted average shares	5,934,549	5,902,167	5,932,774	5,897,266
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,934,549	5,902,167	5,932,774	5,897,266

Basic earnings (loss) per common share	$0.06	$(0.06)	$0.17	$0.06

Diluted earnings (loss) per common share	$0.06	$(0.06)	$0.17	$0.06

Stock options to purchase 6,754 shares of common stock were not considered in computing diluted earnings per share the three and six months ended June 30, 2013 because they were antidilutive. For the three and six months ended June 30, 2012, stock options to purchase 62,937 and 63,714 shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.

Index

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

Index

Note 7. Accumulated Other Comprehensive Income

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30, 2013
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Loss

Balance at March 31, 2012	$607,000	$(448,000)	$159,000
Other comprehensive income before
reclassifications	(2,729,000)	59,000	(2,670,000)
Amounts reclassified from
other comprehensive income	—	—	—
Other comprehensive income, net	(2,729,000)	59,000	(2,670,000)
Balance at June 30, 2013	$(2,122,000)	$(389,000)	$(2,511,000)

	For the Six Months Ended June 30, 2013
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Loss

Balance at December 31, 2012	$947,000	$(487,000)	$460,000
Other comprehensive income before
reclassifications	(3,068,000)	98,000	(2,970,000)
Amounts reclassified from
other comprehensive income	(1,000)	—	(1,000)
Other comprehensive income, net	(3,069,000)	98,000	(2,971,000)
Balance at June 30, 2013	$(2,122,000)	$(389,000)	$(2,511,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the six months ended June 30, 2013.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets were relatively unchanged, increasing only $444,000 to $688.8 million at June 30, 2013 from $688.4 million at December 31, 2012. Cash and cash equivalents decreased $6.7 million to $14.3 million at June 30, 2013 from $21.0 million at December 31, 2012, reflecting growth in the securities portfolio. Securities available-for-sale increased $7.0 million to $181.7 million while securities held to maturity decreased $1.6 million to $28.1 million. Net loans increased $1.5 million to $431.4 million at June 30, 2013 compared to $429.8 million at December 31, 2012. Increases due to new loans originated were partially offset by regular principal payments and payoffs in the first six months of fiscal year 2013 as well as a $146,000 net increase in the allowance for loan losses. Loans held for sale totaled $2.1 million at June 30, 2013, an increase of $1.3 million from $784,000 at December 31, 2012.

Deposits totaled $592.7 million at June 30, 2013, an increase of $2.4 million from $590.3 million at December 31, 2012. The growth in deposits consisted of a $21.1 million increase in noninterest-bearing accounts partially offset by an $18.7 million decrease in interest-bearing accounts.

Index

Results of Operations

General

The Corporation reported net income of $461,000, or $0.06 diluted earnings per common share for the three months ended June 30, 2013, compared to a net loss of $324,000, or a $0.06 loss per diluted per common share for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Corporation reported net income of $1.3 million, or $0.17 diluted earnings per common share compared to net income of $452,000 million, or $0.06 per diluted common share, for the comparable prior year periods.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2013 was $5.8 million and $11.8 million, respectively, compared to $6.1 million and $12.3 million recorded in prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended June 30, 2013 were 3.36% and 3.55%, respectively, compared to 3.47% and 3.69% for the three months ended June 30, 2012. For the six months ended June 30, 2013, the net interest rate spread and net yield on interest-earning assets were 3.46% and 3.66%, respectively, compared to 3.47% and 3.70% for the six months ended June 30, 2012. The net interest rate spread and net yield on interest-earning assets for the current year periods reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets primarily reflect lower yields on loans as well as on investment securities, reflective of the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and six months ended June 30, 2013 and 2012 including: (1) average assets, liabilities and stockholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended June 30,

	2013			2012
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$448,182	$5,691	5.09%	$452,280	$6,096	5.41%
Taxable investment securities (1)	172,296	676	1.57	176,487	954	2.17
Tax-exempt investment securities (1) (2)	36,666	406	4.44	33,211	399	4.82
Other interest-earning assets	391	8	8.21	829	10	4.35
Total interest-earning assets	657,535	6,781	4.14	662,807	7,459	4.51

Non-interest-earning assets:
Allowance for loan losses	(11,937)			(13,251)
Other assets	48,871			54,088
Total assets	$694,469			$703,644

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$234,231	$189	0.32%	$247,257	$298	0.48%
Savings deposits	72,323	20	0.11	61,961	31	0.20
Time deposits	147,155	383	1.04	163,364	565	1.39
Repurchase agreements	7,344	91	4.97	14,342	182	5.09
FHLB-NY borrowing	25,140	150	2.39	27,074	155	2.30
Subordinated debenture	7,217	125	7.00	7,217	126	7.00
Total interest-bearing liabilities	493,410	958	0.78	521,215	1,357	1.04
Non-interest-bearing liabilities:
Demand deposits	140,978			120,768
Other liabilities	3,413			2,781
Stockholders' equity	56,668			58,880
Total liabilities and stockholders' equity	$694,469			$703,644

Net interest income (taxable equivalent basis)		5,823			6,102
Tax Equivalent adjustment		(145)			(142)
Net interest income		$5,678			$5,960

Net interest spread (taxable equivalent basis)			3.36%			3.47%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.55%			3.69%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Six Months Ended June 30,

	2013			2012
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$445,366	$11,625	5.26%	$456,173	$12,366	5.44%
Taxable investment securities (1)	170,419	1,343	1.59	175,742	1,934	2.21
Tax-exempt investment securities (1) (2)	36,571	813	4.48	33,201	801	4.84
Other interest-earning assets	416	14	6.79	1,171	17	2.91
Total interest-earning assets	652,772	13,795	4.26	666,287	15,118	4.55

Non-interest-earning assets:
Allowance for loan losses	(11,508)			(12,680)
Other assets	48,137			53,455
Total assets	$689,401			$707,062

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$236,548	$374	0.32%	$250,618	$612	0.49%
Savings deposits	70,654	38	0.11	60,230	61	0.20
Time deposits	148,138	821	1.12	165,168	1,204	1.46
Repurchase agreements	7,344	181	5.00	14,342	365	5.09
FHLB-NY borrowing	25,277	298	2.38	28,608	328	2.30
Subordinated debenture	7,217	250	6.99	7,217	252	7.00
Total interest-bearing liabilities	495,178	1,962	0.80	526,183	2,822	1.08
Non-interest-bearing liabilities:
Demand deposits	134,596			119,236
Other liabilities	2,977			2,986
Stockholders' equity	56,650			58,657
Total liabilities and stockholders' equity	$689,401			$707,062

Net interest income (taxable equivalent basis)		11,833			12,296
Tax Equivalent adjustment		(289)			(285)
Net interest income		$11,544			$12,011

Net interest spread (taxable equivalent basis)			3.46%			3.47%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.66%			3.70%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended June 30, 2013, total interest income, on a tax equivalent basis, decreased $678,000 to $6.8 million, or 9.1%, when compared to the same prior year period. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. Total interest income on a tax equivalent basis decreased $1.3 million to $13.8 million for the six months ended June 30, 2013, or 8.8%, compared to the same period for 2012. Consistent with the three month period, the decrease in the current six month period is due to a decrease in the overall yield on interest-earning assets and a decrease in the average interest-earning assets. The average rate earned on interest-earning assets was 4.14% and 4.26% for the three and six months ended June 30, 2013, respectively, compared to an average rate of 4.51% and 4.55% for the three and six months ended June 30, 2012. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $5.3 million and $13.5 million for the three and six months ended June 30, 2013 compared to the same prior year periods. The change in average interest-earning assets primarily reflects a decrease from the comparable prior year periods in average loans, which decreased $4.1 million and $10.8 million for the three and six months ended June 30, 2013, respectively.

Interest paid on deposits and borrowed money decreased $399,000 and $860,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods for 2012. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended June 30, 2013, the total cost for interest-bearing liabilities declined to 0.78% representing a 26 basis point decline when compared to the same prior year period. The cost for deposits and borrowed money decreased 28 basis points from 1.08% for the six month period ended June 30, 2012 to 0.80% for the comparable period in 2013. The average balance of total interest-bearing deposits and borrowings decreased $27.8 million and $31.0 million for the three and six months ended June 30, 2013, respectively, from the comparable 2012 period. Average interest-bearing deposits decreased $18.9 million and average borrowings decreased $8.9 million for the three months ended June 30, 2013 when compared to the same prior year period. Likewise, for the six months ended June 30, 2013 the change in interest-bearing deposits and borrowings was comprised of a $20.7 million decrease in average interest-bearing deposits and a $10.3 million decrease in average borrowings.

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

The loan loss provision totaled $850,000 and $2.5 million for the three and six months ended June 30, 2013, respectively, compared to $2.9 million and $4.7 million for the three and six months ended June 30, 2012, respectively. Nonaccrual loans of $14.7 million at June 30, 2013 reflected a decrease from $18.0 million of nonaccrual loans at December 31, 2012. The allowance for loan losses related to the impaired loans increased from $266,000 at December 31, 2012 to $525,000 at June 30, 2013. During the six months ended June 30, 2013, the Corporation charged off $2.4 million of loan balances and recovered $130,000 in previously charged off loans compared to $4.4 million and $52,000, respectively, during the same period in 2012.

The current period loan loss provision primarily is indicative of continuing economic conditions that have contributed to an elevated level of loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $995,000 and $2.5 million for the three and six months ended June 30, 2013, respectively, compared to $1.3 million and $2.9 million for the prior year periods. For the three months ended June 30, 2013, there were no gains on sales of other real estate owned while noninterest income included $370,000 of such gain for the three months ended June 30, 2012. Gains on sales of other real estate owned were $126,000 for the six months ended June 30, 2013 compared to $469,000 for the comparable prior year period. Gains on sales of mortgage loans totaled $298,000 and $460,000 for the three and six months ended June 30, 2013, respectively, compared to $154,000 and $565,000 for the three and six months ended June 30, 2012, respectively. For the six months ended June 30, 2013, noninterest income included $2,000 from gains on calls and sales of securities compared to $445,000 for the same prior year period. Noninterest income of $537,000 was recorded as a result of a death benefit insurance payment received in early 2013.

Index

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2013 increased to $5.1 million and $10.1 million compared to $4.8 million and $9.7 million in the comparable prior year periods. The majority of the increase in noninterest expenses has occurred in higher salary and employee benefits expense, reflective of increasing regulatory compliance and the attendant staffing necessary to oversee all compliance-related issues. In addition, the increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with an enhanced credit review function.

Income Tax Expense

For the three months ended June 30, 2013, the Corporation recorded income tax expense of $231,000 compared to an income tax benefit of $159,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, income tax expense totaled $217,000 representing an effective tax rate of 14.5% compared to income tax expense of $147,000, or an effective tax rate of 24.5%, for the six months ended June 30, 2012. The current period tax expense reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income, including the gain on life insurance proceeds, representing a larger percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012
	(Dollars in thousands)

Nonaccrual loans (1)	$14,716	$17,479	$18,011	$24,960
Loans past due 90 days or more and accruing (2)	—	50	237	75
Total nonperforming loans	14,716	17,529	18,248	25,035

Other real estate owned	1,072	876	1,058	2,985
Total nonperforming assets	$15,788	$18,405	$19,306	$28,020

Performing restructured loans (3)	$10,235	$10,134	$10,373	$7,176

Allowance for loan losses	$10,787	$11,512	$10,641	$12,598

Nonperforming loans to total gross loans	3.33%	3.97%	4.14%	5.72%
Nonperforming assets to total assets	2.29%	2.65%	2.80%	4.10%
Allowance for loan losses to total gross loans	2.44%	2.61%	2.42%	2.88%
Allowance for loan losses to
nonperforming loans	73.30%	65.67%	58.31%	50.32%

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

At June 30, 2013, the nonaccrual loans were comprised of 43 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the six months ended June 30, 2013, nonaccrual loans have decreased $3.3 million to $14.7 million, since December 31, 2012. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status partially offset by new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 73.30% at June 30, 2013 from 58.31% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects both the effect of an increase in the allowance for loan losses and the decrease in nonaccrual loans.

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

For loans not included in nonperforming loans, at June 30, 2013, the level of loans past due 30-89 days was only $249,000 compared to $3.1 million at December 31, 2012. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

Index

For the three and six months ended June 30, 2013, the provision for loan losses was $850,000 and $2.5 million, respectively, compared to $2.9 million and $4.7 million for the three and six months ended June 30 2012, respectively. The total allowance for loan losses of 2.44% of total loans was comparable to a ratio of 2.42% at December 31, 2012.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2013, net charge-offs were $1.6 million and $2.3 million, respectively. For the prior year three and six months ended June 30, 2012, net charge-offs were $4.1 million and $4.3 million, respectively. These charge-offs primarily reflect partial writedowns on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40, and the prior year charge-offs are indicative of previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At June 30, 2013 and December 31, 2012, the Corporation had $11.4 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.2 million and $10.4 million were performing in accordance with their new terms at June 30, 2013 and December 31, 2012, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $301,000 and $246,000 were allocated for the troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012 the Corporation had committed $120,000 and $241,000 respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

As of June 30, 2013, there were $24.1 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles. Tier 2 capital consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 capital and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making). However, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At June 30, 2013, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Index

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% (in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion) is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non-risk-adjusted) for the preceding three months. At June 30, 2013 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at June 30, 2013.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	8.99%	4.00%	N/A
Bank	8.83%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.43%	4.00%	N/A
Bank	13.19%	4.00%	6.00%
Total
Corporation	14.70%	8.00%	N/A
Bank	14.45%	8.00%	10.00%

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

Cash and cash equivalents decreased $6.7 million during the first six months of 2013. Net operating and financing activities provided $5.2 million and $2.1 million, respectively, and investing activities used $13.9 million.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the Federal Home Loan Bank-NY (“FHLB-NY”). The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. In addition, the Corporation has available overnight variable repricing lines of credit with other correspondent banks totaling $13.0 million on an unsecured basis.

Index

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Stock for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred shares. On July 17, 2013, the Corporation announced that its Board of Directors had declared a $0.01 per share cash dividend payable to shareholders of record as of August 1, 2013. The dividend is to be paid on August 15, 2013.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: August 12, 2013	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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

