Form 10-Q
period 2013-09-30
STEWARDSHIP FINANCIAL CORP
filed 2013-11-13
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 4, 2013 was 5,941,658.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$14,955,000	$19,962,000
Other interest-earning assets	445,000	1,054,000
Cash and cash equivalents	15,400,000	21,016,000

Securities available for sale	183,411,000	174,700,000
Securities held to maturity; estimated fair value of $27,512,000 (at September 30, 2013)
and $31,768,000 (at December 31, 2012)	26,161,000	29,718,000
FHLB-NY stock, at cost	2,813,000	2,213,000
Mortgage loans held for sale	910,000	784,000
Loans, net of allowance for loan losses of $10,704,000 (at September 30, 2013)
and $10,641,000 (at December 31, 2012)	428,799,000	429,832,000
Premises and equipment, net	5,566,000	5,645,000
Accrued interest receivable	2,058,000	2,372,000
Other real estate owned, net	470,000	1,058,000
Bank owned life insurance	13,203,000	10,470,000
Other assets	10,437,000	10,580,000
Total assets	$689,228,000	$688,388,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$139,918,000	$124,286,000
Interest-bearing	437,238,000	465,968,000
Total deposits	577,156,000	590,254,000

Federal Home Loan Bank of New York advances	40,100,000	25,000,000
Securities sold under agreements to repurchase	8,044,000	7,343,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	373,000	560,000
Accrued expenses and other liabilities	2,060,000	1,668,000
Total liabilities	634,950,000	632,042,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2013 and December 31, 2012
liquidation preference of $15,000,000	14,972,000	14,964,000
Common stock, no par value; 10,000,000 shares authorized;
5,941,398 and 5,924,865 shares issued and outstanding at September 30, 2013
and December 31, 2012, respectively	40,679,000	40,606,000
Retained earnings	1,472,000	316,000
Accumulated other comprehensive income (loss), net	(2,845,000)	460,000
Total shareholders' equity	54,278,000	56,346,000

Total liabilities and shareholders' equity	$689,228,000	$688,388,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$5,534,000	$5,951,000	$17,138,000	$18,295,000
Securities held to maturity
Taxable	69,000	109,000	220,000	389,000
Non-taxable	185,000	203,000	576,000	616,000
Securities available for sale
Taxable	642,000	747,000	1,786,000	2,344,000
Non-taxable	76,000	73,000	230,000	198,000
FHLB dividends	22,000	26,000	70,000	83,000
Other interest-earning assets	8,000	11,000	22,000	28,000
Total interest income	6,536,000	7,120,000	20,042,000	21,953,000

Interest expense:
Deposits	567,000	802,000	1,800,000	2,679,000
Borrowed money	373,000	457,000	1,102,000	1,402,000
Total interest expense	940,000	1,259,000	2,902,000	4,081,000

Net interest income before provision for loan losses	5,596,000	5,861,000	17,140,000	17,872,000
Provision for loan losses	900,000	2,000,000	3,350,000	6,665,000
Net interest income after provision for loan losses	4,696,000	3,861,000	13,790,000	11,207,000

Noninterest income:
Fees and service charges	459,000	496,000	1,407,000	1,542,000
Bank owned life insurance	98,000	83,000	251,000	244,000
Gain on calls and sales of securities	—	891,000	2,000	1,336,000
Gain on sales of mortgage loans	150,000	162,000	610,000	727,000
Gain (loss) on sale of other real estate owned	156,000	(37,000)	282,000	432,000
Gain on life insurance proceeds	—	—	537,000	—
Miscellaneous	108,000	87,000	351,000	331,000
Total noninterest income	971,000	1,682,000	3,440,000	4,612,000

Noninterest expenses:
Salaries and employee benefits	2,570,000	2,394,000	7,977,000	7,037,000
Occupancy, net	518,000	494,000	1,538,000	1,452,000
Equipment	197,000	240,000	580,000	731,000
Data processing	327,000	324,000	987,000	974,000
Advertising	117,000	145,000	368,000	423,000
FDIC insurance premium	220,000	154,000	646,000	457,000
Charitable contributions	60,000	—	180,000	—
Other	865,000	1,418,000	2,661,000	3,772,000
Total noninterest expenses	4,874,000	5,169,000	14,937,000	14,846,000
Income before income tax expense	793,000	374,000	2,293,000	973,000
Income tax expense	271,000	46,000	488,000	193,000
Net income	522,000	328,000	1,805,000	780,000
Dividends on preferred stock	170,000	112,000	463,000	225,000
Net income available to common shareholders	$352,000	$216,000	$1,342,000	$555,000

Basic earnings per common share	$0.06	$0.04	$0.23	$0.09
Diluted earnings per common share	$0.06	$0.04	$0.23	$0.09

Weighted average number of common shares outstanding	5,939,958	5,916,123	5,935,195	5,903,598
Weighted average number of diluted common
shares outstanding	5,939,958	5,916,123	5,935,195	5,903,598

See notes to unaudited consolidated financial statements. 2

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$522,000	$328,000	$1,805,000	$780,000

Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on
securities available for sale arising during the period	(578,000)	794,000	(5,591,000)	1,522,000
Reclassification adjustment for gains in net income	—	(891,000)	(2,000)	(1,336,000)
Net unrealized gains (losses)	(578,000)	(97,000)	(5,593,000)	186,000
Tax effect	224,000	44,000	2,170,000	(67,000)
Net unrealized gains (losses), net of tax amount	(354,000)	(53,000)	(3,423,000)	119,000

Change in fair value of interest rate swap	33,000	(2,000)	197,000	15,000
Tax effect	(13,000)	1,000	(79,000)	(6,000)
Change in fair value of interest rate swap,
net of tax amount	20,000	(1,000)	118,000	9,000

Total other comprehensive income (loss)	(334,000)	(54,000)	(3,305,000)	128,000

Total comprehensive income (loss)	$188,000	$274,000	$(1,500,000)	$908,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	9/30/2013	12/31/2012

Unrealized gain (loss) on securities available for sale	$(2,476,000)	$947,000
Unrealized loss on fair value of interest rate swap	(369,000)	(487,000)

Accumulated other comprehensive income (loss), net	$(2,845,000)	$460,000

See notes to unaudited consolidated financial statements. 3

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2013
					Accumulated
					Other
					Comprehensive
	Preferred	Common Stock		Retained	Income (Loss),
	Stock	Shares	Amount	Earnings	Net	Total

Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends paid on common stock	—	—	—	(178,000)	—	(178,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends accrued on
preferred stock	—	—	—	(463,000)	—	(463,000)
Common stock issued under stock plans	—	16,533	74,000	—	—	74,000
Amortization of issuance costs	8,000	—	—	(8,000)		—
Net income				1,805,000	—	1,805,000
Other comprehensive loss	—	—	—	—	(3,305,000)	(3,305,000)

Balance -- September 30, 2013	$14,972,000	5,941,398	$40,679,000	$1,472,000	$(2,845,000)	$54,278,000

	Nine Months Ended September 30, 2012
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2011	$14,955,000	5,882,504	$40,420,000	$1,043,000	$1,374,000	$57,792,000
Cash dividends paid on common stock	—	—	—	(766,000)	—	(766,000)
Payment of discount on dividend
reinvestment plan	—	—	(7,000)	—	—	(7,000)
Cash dividends accrued on
preferred stock	—	—	—	(225,000)	—	(225,000)
Common stock issued under stock plans	—	37,074	172,000	—	—	172,000
Amortization of issuance costs	8,000	—	—	(8,000)		—
Net income				780,000	—	780,000
Other comprehensive income	—	—	—	—	128,000	128,000

Balance -- September 30, 2012	$14,963,000	5,919,578	$40,585,000	$824,000	$1,502,000	$57,874,000

See notes to unaudited consolidated financial statements. 4

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,805,000	$780,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	325,000	408,000
Amortization of premiums and accretion of discounts, net	1,031,000	1,203,000
Accretion (amortization) of deferred loan fees	56,000	31,000
Provision for loan losses	3,350,000	6,665,000
Originations of mortgage loans held for sale	(37,172,000)	(49,899,000)
Proceeds from sale of mortgage loans	37,656,000	54,399,000
Gain on sales of mortgage loans	(610,000)	(727,000)
Gain on sales and calls of securities	(2,000)	(1,336,000)
Gain on sale of other real estate owned	(282,000)	(432,000)
Loss on early distinguishment of debt	—	691,000
Deferred income tax benefit	(99,000)	(427,000)
Decrease in accrued interest receivable	314,000	414,000
Decrease in accrued interest payable	(187,000)	(228,000)
Earnings on bank owned life insurance	(251,000)	(244,000)
Gain on life insurance proceeds	(537,000)	—
Decrease (increase) in other assets	2,420,000	(435,000)
Increase (decrease) in other liabilities	511,000	(24,000)
Net cash provided by operating activities	8,328,000	10,839,000

Cash flows from investing activities:
Purchase of securities available for sale	(44,841,000)	(86,581,000)
Proceeds from maturities and principal repayments on securities available-for-sale	22,880,000	20,546,000
Proceeds from sales and calls on securities available for sale	6,700,000	63,374,000
Proceeds from maturities and principal repayments on securities held to maturity	2,316,000	3,264,000
Proceeds from sales and calls on securities held to maturity	1,170,000	3,105,000
(Purchase) sale of FHLB-NY stock	(600,000)	265,000
Net (increase) decrease in loans	(2,722,000)	9,855,000
Proceeds from sale of other real estate owned	1,209,000	5,431,000
Purchase of bank owned life insurance	(3,000,000)	—
Life insurance proceeds	1,055,000	—
Additions to premises and equipment	(246,000)	(66,000)
Net cash provided by (used in) investing activities	(16,079,000)	19,193,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,632,000	9,284,000
Net decrease in interest-bearing deposits	(28,730,000)	(19,410,000)
Net increase (decrease) in securities sold under agreements to repurchase	701,000	(7,691,000)
Net increase (decrease) in short term borrowings	15,100,000	(4,700,000)
Repayment of long term borrowings	—	(3,000,000)
Cash dividends paid on common stock	(178,000)	(766,000)
Cash dividends paid on preferred stock	(463,000)	(225,000)
Payment of discount on dividend reinvestment plan	(1,000)	(7,000)
Issuance of common stock	74,000	172,000
Net cash provided by (used in) financing activities	2,135,000	(26,343,000)

Net increase (decrease) in cash and cash equivalents	(5,616,000)	3,689,000
Cash and cash equivalents - beginning	21,016,000	13,698,000
Cash and cash equivalents - ending	$15,400,000	$17,387,000

See notes to unaudited consolidated financial statements. 5

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,089,000	$4,309,000
Cash paid during the period for income taxes	$251,000	$1,299,000
Transfers from loans to other real estate owned	$349,000	$2,758,000

See notes to unaudited consolidated financial statements. 6

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2013

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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities”. This ASU requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements.  The standard is effective for annual and interim periods beginning on January 1, 2013, and it is required to be applied retrospectively. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements.

Index

Note 2. Securities – Available-for-sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$41,298,000	$24,000	$1,988,000	$39,334,000
Obligations of state and political
subdivisions	13,420,000	218,000	160,000	13,478,000
Mortgage-backed securities - residential	116,350,000	534,000	2,438,000	114,446,000
Asset-backed securities (a)	9,874,000	10,000	58,000	9,826,000
Corporate debt	2,995,000	4,000	83,000	2,916,000

Total debt securities	183,937,000	790,000	4,727,000	180,000,000
Other equity investments	3,512,000	—	101,000	3,411,000
	$187,449,000	$790,000	$4,828,000	$183,411,000

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,003,000	$3,000	$—	$4,006,000
U.S. government-sponsored agencies	37,287,000	35,000	67,000	37,255,000
Obligations of state and political
subdivisions	13,724,000	468,000	22,000	14,170,000
Mortgage-backed securities - residential	104,341,000	1,176,000	89,000	105,428,000
Asset-backed securities (a)	9,874,000	22,000	12,000	9,884,000
Corporate debt	492,000	3,000	—	495,000

Total debt securities	169,721,000	1,707,000	190,000	171,238,000
Other equity investments	3,425,000	37,000	—	3,462,000
	$173,146,000	$1,744,000	$190,000	$174,700,000

(a) Collateralized by student loans

Cash proceeds realized from calls and sales of securities available-for-sale for the three and nine months ended September 30, 2013 were $200,000 and $6,700,000, respectively. Cash proceeds realized from calls and sales of securities available-for-sale for the three and nine months ended September 30, 2012 were $37,414,000 and $63,374,000, respectively. There were no gross gains realized on calls and sales during the three months ended September 30, 2013. Gross gains realized on calls and sales during the nine months ended September 30, 2013 totaled $2,000. There were no gross losses realized on calls and sales during the three and nine months ended September 30, 2013. Gross gains realized on calls and sales during the three and nine months ended September 30, 2012 totaled $898,000 and $1,336,000, respectively. Gross losses realized on calls and sales during the three and nine months ended September 30, 2012 totaled $7,000 and $7,000, respectively.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	September 30, 2013
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$259,000	$34,000	—	$293,000
Obligations of state and political
subdivisions	20,658,000	905,000	—	21,563,000
Mortgage-backed securities - residential	5,244,000	412,000	—	5,656,000
	$26,161,000	$1,351,000	$—	$27,512,000

	December 31, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$46,000	$—	$306,000
Obligations of state and political
subdivisions	22,787,000	1,407,000	—	24,194,000
Mortgage-backed securities - residential	6,671,000	597,000	—	7,268,000
	$29,718,000	$2,050,000	$—	$31,768,000

Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2013 were $920,000 and $1,170,000, respectively. There were no cash proceeds realized from calls of securities held to maturity for the three months ended September 30, 2012 and cash proceeds realized from calls of securities held to maturity for the nine months ended September 30, 2012 totaled $3,105,000. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2013. There were no gross gains realized from calls for the three months ended September 30, 2012. Gross gains realized on calls during the nine months ended September 30, 2012 totaled $7,000. There were no gross losses realized on calls during the three and nine months ended September 30, 2012.

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

	September 30, 2013
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$—	$—
After one year, but within five years	7,609,000	7,553,000
After five years, but within ten years	30,160,000	29,322,000
After ten years	19,944,000	18,853,000
Mortgage-backed securities - residential	116,350,000	114,446,000
Asset-backed securities	9,874,000	9,826,000
Total	$183,937,000	$180,000,000

Held to maturity
Within one year	$4,285,000	$4,354,000
After one year, but within five years	11,931,000	12,569,000
After five years, but within ten years	4,524,000	4,750,000
After ten years	177,000	183,000
Mortgage-backed securities - residential	5,244,000	5,656,000
Total	$26,161,000	$27,512,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2013 and December 31, 2012, and if the unrealized loss was continuous for the twelve months prior to September 30, 2013 and December 31, 2012. There were no unrealized losses on held to maturity securities at either September 30, 2013 or December 31, 2012.

Available-for-Sale
September 30, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$33,026,000	$(1,988,000)	$—	$—	$33,026,000	$(1,988,000)
Obligations of state and
political subdivisions	5,476,000	(146,000)	868,000	(14,000)	6,344,000	(160,000)
Mortgage-backed
securities - residential	67,110,000	(2,438,000)	—	—	67,110,000	(2,438,000)
Asset-backed securities	8,781,000	(58,000)	—	—	8,781,000	(58,000)
Corporate debt	2,417,000	(83,000)	—	—	2,417,000	(83,000)
Other equity investments	3,351,000	(101,000)	—	—	3,351,000	(101,000)
Total temporarily
impaired securities	$120,161,000	$(4,814,000)	$868,000	$(14,000)	$121,029,000	$(4,828,000)

December 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	20,716,000	(67,000)	—	—	20,716,000	(67,000)
Obligations of state and
political subdivisions	3,257,000	(22,000)	—	—	3,257,000	(22,000)
Mortgage-backed
securities - residential	23,715,000	(89,000)	—	—	23,715,000	(89,000)
Asset-backed securities	3,047,000	(12,000)			3,047,000	(12,000)
Total temporarily
impaired securities	$50,735,000	$(190,000)	$—	$—	$50,735,000	$(190,000)

Other-Than-Temporary-Impairment

At September 30, 2013, there was one security in a continuous loss position for 12 months or longer. The Corporation’s unrealized losses are primarily due to market interest rate conditions. These securities have not been considered other than temporarily impaired as scheduled principal and interest payments have been made and management anticipates collecting the entire principal balance as scheduled. The securities cannot be prepaid in a manner that would result in the Corporation not receiving substantially all of its amortized cost. In addition, because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Index

Note 3. Loans and Nonperforming Loans

At September 30, 2013 and December 31, 2012, respectively, the loan portfolio consisted of the following:

	September 30,	December 31,
	2013	2012

Commercial:
Secured by real estate	$54,909,000	$58,160,000
Other	25,845,000	31,254,000
Commercial real estate	253,084,000	242,763,000
Commercial construction	2,985,000	9,324,000
Residential real estate	75,770,000	67,200,000
Consumer:
Secured by real estate	26,058,000	30,982,000
Other	598,000	624,000
	90,000	116,000
Total gross loans	439,339,000	440,423,000

Less: Deferred loan fees, net of costs	(164,000)	(50,000)
Allowance for loan losses	10,704,000	10,641,000
	10,540,000	10,591,000

Loans, net	$428,799,000	$429,832,000

At September 30, 2013 and December 31, 2012, loan participations sold by the Corporation to other lending institutions totaled approximately $13,187,000 and $20,559,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,985,000	$508,000	$274,000	$44,000	$4,263,000
Commercial real estate	5,598,000	518,000	672,000	118,000	5,562,000
Construction	304,000	(191,000)	—	—	113,000
Residential real estate	434,000	23,000	57,000	—	400,000
Consumer	410,000	23,000	142,000	—	291,000
Other loans	1,000	1,000	—	—	2,000
Unallocated	55,000	18,000	—	—	73,000
Total	$10,787,000	$900,000	$1,145,000	$162,000	$10,704,000

Index

	For the nine months ended September 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,832,000	$231,000	$922,000	$122,000	$4,263,000
Commercial real estate	4,936,000	2,939,000	2,431,000	118,000	5,562,000
Construction	169,000	(58,000)	24,000	26,000	113,000
Residential real estate	308,000	149,000	57,000	—	400,000
Consumer	352,000	64,000	145,000	20,000	291,000
Other loans	3,000	(3,000)	—	2,000	2,000
Unallocated	41,000	28,000	—	4,000	73,000
Total	$10,641,000	$3,350,000	$3,579,000	$292,000	$10,704,000

	For the three months ended September 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$6,023,000	$1,620,000	$865,000	$167,000	$6,945,000
Commercial real estate	4,527,000	542,000	606,000	—	4,463,000
Construction	514,000	(137,000)	20,000	3,000	360,000
Residential real estate	392,000	18,000	15,000	—	395,000
Consumer	437,000	(28,000)	1,000	1,000	409,000
Other loans	4,000	(2,000)	1,000	1,000	2,000
Unallocated	37,000	(13,000)	—	—	24,000
Total	$11,934,000	$2,000,000	$1,508,000	$172,000	$12,598,000

	For the nine months ended September 30, 2012
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$5,368,000	$4,581,000	$3,221,000	$217,000	$6,945,000
Commercial real estate	4,943,000	1,964,000	2,445,000	1,000	4,463,000
Construction	480,000	42,000	165,000	3,000	360,000
Residential real estate	303,000	107,000	15,000	—	395,000
Consumer	498,000	(42,000)	48,000	1,000	409,000
Other loans	2,000	(1,000)	1,000	2,000	2,000
Unallocated	10,000	14,000	—	—	24,000
Total	$11,604,000	$6,665,000	$5,895,000	$224,000	$12,598,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$269,000	$94,000	$—	$—	$—	$—	$—	$363,000

Collectively
evaluated for
impairment	3,994,000	5,468,000	113,000	400,000	291,000	2,000	73,000	10,341,000
Total ending
allowance
balance	$4,263,000	$5,562,000	$113,000	$400,000	$291,000	$2,000	$73,000	$10,704,000

Loans:
Loans
individually
evaluated for
impairment	$8,369,000	$15,528,000	$852,000	$650,000	$817,000	$—	$—	$26,216,000

Loans
collectively
evaluated for
impairment	72,385,000	237,556,000	2,133,000	75,120,000	25,839,000	90,000	—	413,123,000
Total ending
loan balance	$80,754,000	$253,084,000	$2,985,000	$75,770,000	$26,656,000	$90,000	$—	$439,339,000

Index

	December 31, 2012
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$251,000	$15,000	$—	$—	$—	$—	$—	$266,000

Collectively
evaluated for
impairment	4,581,000	4,921,000	169,000	308,000	352,000	3,000	41,000	10,375,000
Total ending
allowance
balance	$4,832,000	$4,936,000	$169,000	$308,000	$352,000	$3,000	$41,000	$10,641,000

Loans:
Loans
individually
evaluated for
impairment	$8,641,000	$12,803,000	$6,029,000	$413,000	$800,000	$—	$—	$28,686,000

Loans
collectively
evaluated for
impairment	80,773,000	229,960,000	3,295,000	66,787,000	30,806,000	116,000	—	411,737,000
Total ending
loan balance	$89,414,000	$242,763,000	$9,324,000	$67,200,000	$31,606,000	$116,000	$—	$440,423,000

The following table presents the recorded investment in nonaccrual loans in the periods indicated:

	September 30,	December 31,
	2013	2012

Commercial:
Secured by real estate	$2,845,000	$3,374,000
Other	105,000	261,000
Commercial real estate	10,852,000	10,083,000
Commercial construction	—	3,080,000
Residential real estate	650,000	413,000
Consumer:
Secured by real estate	817,000	800,000

Total nonperfoming loans	$15,269,000	$18,011,000

Index

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At and for the nine months ended September 30, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,696,000	$6,160,000		$6,417,000	$161,000
Other	114,000	105,000		104,000	1,000
Commercial real estate	13,735,000	9,629,000		9,820,000	89,000
Commercial construction	1,266,000	852,000		3,212,000	28,000
Residential real estate	691,000	650,000		472,000
Consumer:
Secured by real estate	827,000	817,000		758,000

With an allowance recorded:
Commercial:
Secured by real estate	3,519,000	1,193,000	$237,000	986,000	23,000
Other	1,915,000	911,000	32,000	1,116,000	38,000
Commercial real estate	8,097,000	5,899,000	94,000	3,381,000	35,000
Commercial construction				469,000	48,000
Residential real estate	—	—	—	46,000
Consumer:
Secured by real estate	—	—	—	86,000
	$37,860,000	$26,216,000	$363,000	$26,867,000	$423,000

During the nine months ended September 30, 2013, no interest income was recognized on a cash basis.

Index

	At and for the year ended December 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$9,689,000	$6,557,000		$4,221,000	$92,000
Other	424,000	146,000		109,000	5,000
Commercial real estate	17,211,000	12,149,000		10,054,000	158,000
Construction:
Commercial	7,300,000	6,029,000		6,041,000	53,000
Residential	—	—		—	—
Residential real estate	451,000	413,000		393,000	—
Consumer:
Secured by real estate	834,000	800,000		922,000	—

With an allowance recorded:
Commercial:
Secured by real estate	965,000	781,000	$176,000	2,589,000	25,000
Other	1,163,000	1,157,000	75,000	2,195,000	43,000
Commercial real estate	923,000	654,000	15,000	2,940,000	18,000
Construction:
Commercial	—	—	—	1,224,000	—
Residential	—	—	—	596,000	—
Residential real estate	—	—	—	239,000	—
	$38,960,000	$28,686,000	$266,000	$31,523,000	$394,000

During the year ended December 31, 2012, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2013
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$—	$—	$1,623,000	$1,623,000	$53,286,000	$54,909,000
Other	—	247,000	105,000	352,000	25,493,000	25,845,000
Commercial real estate	—	—	8,640,000	8,640,000	244,444,000	253,084,000
Commercial construction	—	—	—	—	2,985,000	2,985,000
Residential real estate	—	136,000	650,000	786,000	74,984,000	75,770,000
Consumer:
Secured by real estate	—	—	674,000	674,000	25,384,000	26,058,000
Other	—	—	—	—	598,000	598,000
Other	—	—	—	—	90,000	90,000
Total	$—	$383,000	$11,692,000	$12,075,000	$427,264,000	$439,339,000

	December 31, 2012
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$101,000	$179,000	$2,674,000	$2,954,000	$55,206,000	$58,160,000
Other	25,000	98,000	52,000	175,000	31,079,000	31,254,000
Commercial real estate	2,582,000	—	9,023,000	11,605,000	231,158,000	242,763,000
Commercial construction	—	460,000	815,000	1,275,000	8,049,000	9,324,000
Residential real estate	161,000	—	413,000	574,000	66,626,000	67,200,000
Consumer:
Secured by real estate	67,000	—	647,000	714,000	30,268,000	30,982,000
Other	—	—	—	—	624,000	624,000
Other	—	—	—	—	116,000	116,000
Total	$2,936,000	$737,000	$13,624,000	$17,297,000	$423,126,000	$440,423,000

Troubled Debt Restructurings

At September 30, 2013 and December 31, 2012, the Corporation had $12.1 million and $11.7 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $11.0 million and $10.4 million were performing in accordance with their terms, as modified, at September 30, 2013 and December 31, 2012, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $221,000 and $246,000 have been allocated for the troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Corporation has committed $600,000 and $241,000 respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans, by class, that were modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013:

Index

	For the three months ended September 30,
	2013			2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—	6	$1,581,000	$1,581,000
Other	—	—	—	4	660,000	660,000
Commercial real estate	1	1,994,000	1,994,000	—	—	—
Commercial construction	—	—	—	1	300,000	300,000
Total troubled debt restructurings	1	$1,994,000	$1,994,000	11	$2,541,000	$2,541,000

	For the nine months ended September 30,
	2013			2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—	8	$1,806,000	$1,806,000
Other	1	17,000	17,000	5	3,735,000	3,735,000
Commercial real estate	1	1,994,000	1,994,000	—	—	—
Commercial construction	—	—	—	1	300,000	300,000
Total troubled debt restructurings	2	$2,011,000	$2,011,000	14	$5,841,000	$5,841,000

One loan was modified as a trouble debt restructuring during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the terms of two loans were modified as troubled debt restructurings. The modification of the terms of a $17,000 loan represented a term out of a remaining balance on a matured loan. The modification of the terms of a $2.0 million loan represented a period of principal forbearance as well as some principal forgiveness, which is partially contingent on three years of satisfactory performance under the forbearance agreement.

For the nine months ended September 30, 2013, the troubled debt restructurings described above resulted in a net reduction in the allowance for loan losses of $300,000. Charge-offs for the nine months ended September 30, 2013 related to troubled debt restructurings totaled $1,121,000.

A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms. In the nine months ended September 30, 2013, there have been no troubled debt restructured loans that have defaulted since their modification.

Credit Quality Indicators

The Corporation categorizes certain loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial, commercial real estate and commercial construction loans. This analysis is performed at the time the loan is originated and annually thereafter. The Corporation uses the following definitions for risk ratings.

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

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,666,000	$9,092,000	$4,151,000	$—	$—	$54,909,000
Other	23,459,000	1,525,000	834,000	27,000	—	25,845,000
Commercial real estate	225,736,000	12,565,000	12,662,000	2,121,000	—	253,084,000
Commercial construction	972,000	2,013,000	—	—	—	2,985,000
Total	$291,833,000	$25,195,000	$17,647,000	$2,148,000	$—	$336,823,000

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,524,000	$7,368,000	$3,268,000	$—	$—	$58,160,000
Other	29,484,000	1,508,000	185,000	77,000	—	31,254,000
Commercial real estate	215,158,000	16,003,000	9,007,000	2,595,000	—	242,763,000
Commercial construction	3,294,000	2,950,000	3,080,000	—	—	9,324,000
Total	$295,460,000	$27,829,000	$15,540,000	$2,672,000	$—	$341,501,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$74,983,000	$786,000	$75,769,000
Consumer:
Secured by real estate	25,384,000	674,000	26,058,000
Other	598,000	—	598,000
Total	$100,965,000	$1,460,000	$102,425,000

Index

	December 31, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$66,626,000	$574,000	$67,200,000
Consumer:
Secured by real estate	30,268,000	714,000	30,982,000
Other	624,000	—	624,000
Total	$97,518,000	$1,288,000	$98,806,000

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

The Corporation measures impairment of collateralized loans and other real estate owned (“OREO”) based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan or OREO is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. OREO is initially recorded at fair value less estimated selling costs. Subsequent adjustments to the OREO carrying value are recorded in a specific valuation allowance for OREO. For collateral dependent loans and OREO, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals are generally obtained to support the fair value of collateral. Appraisals for both collateral-dependent impaired loans and OREO are performed by licensed appraisers whose qualifications and licenses have been reviewed and verified by the Corporation. The Corporation utilizes a third party to order appraisals and, once received, reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

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
	At September 30, 2013
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$39,334,000	$—	$39,334,000	$—
Obligations of state and
political subdivisions	13,478,000	—	13,478,000	—
Mortgage-backed
securities - residential	114,446,000	—	114,446,000	—
Asset-backed securities	9,826,000		9,826,000
Corporate debt	2,916,000		2,916,000
Other equity investments	3,411,000	3,351,000	60,000	—
Total available for
sale securities	$183,411,000	$3,351,000	$180,060,000	$—

Liabilities:
Interest rate swap	$614,000	$—	$614,000	$—

	At December 31, 2012
Assets:
Available for sale securities
U.S. Treasuries	$4,006,000	$4,006,000	$—	$—
U.S. government -
sponsored agencies	37,255,000	—	37,255,000	—
Obligations of state and
political subdivisions	14,170,000	—	14,170,000	—
Mortgage-backed
securities - residential	105,428,000	—	105,428,000	—
Asset-backed securities	9,884,000		9,884,000
Corporate debt	495,000		495,000
Other equity investments	3,462,000	3,402,000	60,000	—
Total available for
sale securities	$174,700,000	$7,408,000	$167,292,000	$—

Liabilities:
Interest rate swap	$812,000	$—	$812,000	$—

Index

There were no transfers of assets between Level 1 and Level 2 during the three and nine months ended September 30, 2013 or during the year ended December 31, 2012. There were no changes to the valuation techniques for fair value measurements as of September 30, 2013 and December 31, 2012.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,930,000	$—	$—	$6,930,000
Other	—	—	—	—
Commercial real estate	13,096,000	—	—	13,096,000
Commercial construction	852,000	—	—	852,000
Residential real estate	650,000	—	—	650,000
Consumer
Secured by real estate	817,000	—	—	817,000
Other Real Estate Owned	470,000			470,000
	$22,815,000	$—	$—	$22,815,000

	At December 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,490,000	$—	$—	$6,490,000
Other	—	—	—	—
Commercial real estate	10,445,000	—	—	10,445,000
Commercial construction	4,373,000	—	—	4,373,000
Residential real estate	413,000	—	—	413,000
Consumer
Secured by real estate	800,000	—	—	800,000
Other Real Estate Owned	1,058,000			1,058,000
	$23,579,000	$—	$—	$23,579,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $22,663,000, with a valuation allowance of $318,000, resulting in an increase of the provision for loan losses of $517,000 and $2,985,000 for the three and nine months ended September 30, 2013.

Other real estate owned had a recorded investment value of $480,000 with a $10,000 valuation allowance at September 30, 2013. The $10,000 valuation allowance was recorded during the nine months ended September 30, 2013. At December 31, 2012, other real estate owned had a recorded investment value of $1,058,000 with no valuation allowance.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$22,345,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$470,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2013

Financial assets:
Cash and cash equivalents	$15,400,000	$15,400,000	$—	$—
Securities available for sale	183,411,000	3,351,000	180,060,000	—
Securities held to maturity	26,161,000	—	27,512,000	—
Mortgage loans held for sale	910,000	—	910,000	—
Loans, net	428,799,000	—	—	436,861,000
Accrued interest receivable	2,058,000	—	706,000	1,351,000

Financial liabilities:
Deposits	577,156,000	439,719,000	137,977,000	—
FHLB-NY advances	40,100,000	—	40,483,000	—
Securities sold under
agreements to repurchase	8,044,000	—	8,367,000	—
Subordinated debenture	7,217,000	—	—	7,209,000
Accrued interest payable	373,000	2,000	353,000	18,000
Interest rate swap	614,000	—	614,000	—

Index

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2012

Financial assets:
Cash and cash equivalents	$21,016,000	$21,016,000	$—	$—
Securities available for sale	174,700,000	7,408,000	167,292,000	—
Securities held to maturity	29,718,000	—	31,768,000	—
Mortgage loans held for sale	784,000	—	784,000	—
Loans, net	429,832,000	—	—	449,041,000
Accrued interest receivable	2,372,000	2,000	908,000	1,462,000

Financial liabilities:
Deposits	590,254,000	434,569,000	157,219,000	—
FHLB-NY advances	25,000,000	—	25,825,000	—
Securities sold under
agreements to repurchase	7,343,000	—	7,883,000	—
Subordinated debenture	7,217,000	—	—	7,112,000
Accrued interest payable	560,000	1,000	540,000	19,000
Interest rate swap	812,000	—	812,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At September 30, 2013 and December 31, 2012, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2013 and December 31, 2012 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at September 30, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$522,000	$328,000	$1,805,000	$780,000
Dividends on preferred stock	170,000	112,000	463,000	225,000
Net income available to common stockholders	$352,000	$216,000	$1,342,000	$555,000

Weighted average shares	5,939,958	5,916,123	5,935,195	5,903,598
Effect of dilutive stock options	N/A	N/A	N/A	N/A
Total weighted average dilutive shares	5,939,958	5,916,123	5,935,195	5,903,598

Basic earnings per common share	$0.06	$0.04	$0.23	$0.09

Diluted earnings per common share	$0.06	$0.04	$0.23	$0.09

Stock options to purchase 1,101 and 4,849 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2013, respectively, because they were antidilutive. For the three and nine months ended September 30, 2012, stock options to purchase 6,983 and 42,321 shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.

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

The terms of the Series B Preferred Shares provide for a liquidation preference of $1,000 per share and impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of the Corporation’s Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior to or in parity with the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

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

Index

Note 7. Accumulated Other Comprehensive Income

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2013
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Loss

Balance at June 30, 2013	$(2,122,000)	$(389,000)	$(2,511,000)
Other comprehensive income before
reclassifications	(354,000)	20,000	(334,000)
Amounts reclassified from
other comprehensive income	—	—	—
Other comprehensive income, net	(354,000)	20,000	(334,000)
Balance at September 30, 2013	$(2,476,000)	$(369,000)	$(2,845,000)

	For the Nine Months Ended September 30, 2013
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Loss

Balance at December 31, 2012	$947,000	$(487,000)	$460,000
Other comprehensive income before
reclassifications	(3,422,000)	118,000	(3,304,000)
Amounts reclassified from
other comprehensive income	(1,000)	—	(1,000)
Other comprehensive income, net	(3,423,000)	118,000	(3,305,000)
Balance at September 30, 2013	$(2,476,000)	$(369,000)	$(2,845,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the nine months ended September 30, 2013.

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

Financial Condition

Total assets were relatively unchanged, increasing only $840,000 to $689.2 million at September 30, 2013 from $688.4 million at December 31, 2012. Cash and cash equivalents decreased $5.6 million to $15.4 million at September 30, 2013 from $21.0 million at December 31, 2012, reflecting growth in the securities portfolio. Securities available-for-sale increased $8.7 million to $183.4 million while securities held to maturity decreased $3.6 million to $26.2 million. Net loans decreased $1.0 million to $428.8 million at September 30, 2013 compared to $429.8 million at December 31, 2012. Increases due to new loans originated were partially offset by regular principal payments and payoffs in the first nine months of fiscal year 2013 as well as a $63,000 net increase in the allowance for loan losses. Loans held for sale totaled $910,000 at September 30, 2013, an increase of $126,000 from $784,000 at December 31, 2012. Bank owned life insurance increased $2.7 million to $13.2 million reflecting a $3.0 million purchase partially offset by a death benefit insurance payment received in the first quarter of 2013.

Deposits totaled $577.2 million at September 30, 2013, a decrease of $13.1 million from $590.3 million at December 31, 2012. The decline in deposits consisted of a $28.7 million decrease in interest-bearing accounts partially offset by a $15.6 million increase in noninterest-bearing accounts.

Index

FHLB – NY advances were $40.1 million at September 30, 2013 compared to $25.0 million at December 31, 2012. The increase in these borrowings was the result of a decrease in deposits.

In accordance with a notice received by the Corporation from the Federal Reserve Bank of New York (“FRB-NY”) under which the Corporation is required to obtain the prior written approval of FRB-NY in order to issue dividends, the Corporation solicited and received written approval in October 2013 from FRB-NY regarding (i) the payment of a cash dividend on preferred stock held by the U.S. Treasury under the Small Business Lending Fund program of approximately $170,000 (payable on January 2, 2014), (ii) the payment of a cash dividend to common shareholders of $0.01 per share, totaling approximately $59,000 (payable on November 15, 2013); and (iii) the payment of quarterly interest on Trust Preferred Securities totaling approximately $125,000 (payable on December 17, 2013).

Results of Operations

General

The Corporation reported net income of $522,000, or $0.06 diluted earnings per common share for the three months ended September 30, 2013, compared to net income of $328,000, or $0.04 diluted earnings per common share for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Corporation reported net income of $1.8 million, or $0.23 diluted earnings per common share compared to net income of $780,000, or $0.09 diluted earnings per common share, for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2013 was $5.6 million and $17.1 million, respectively, compared to $5.9 million and $17.9 million recorded in the prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2013 were 3.31% and 3.49%, respectively, compared to 3.40% and 3.62% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the net interest rate spread and net yield on interest-earning assets were 3.41% and 3.60%, respectively, compared to 3.45% and 3.67% for the nine months ended September 30, 2012. The net interest rate spread and net yield on interest-earning assets for the current year periods reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets primarily reflect lower yields on loans as well as on investment securities, reflective of the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and nine months ended September 30, 2013 and 2012 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2013			2012
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$439,283	$5,544	5.01%	$445,722	$5,962	5.31%
Taxable investment securities (1)	176,540	733	1.65	176,773	882	1.98
Tax-exempt investment securities (1) (2)	34,787	390	4.44	35,670	410	4.56
Other interest-earning assets	407	8	7.80	658	11	6.63
Total interest-earning assets	651,017	6,675	4.07	658,823	7,265	4.37

Non-interest-earning assets:
Allowance for loan losses	(11,282)			(12,351)
Other assets	51,306			55,923
Total assets	$691,041			$702,395

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$230,406	$188	0.32%	$243,105	$236	0.39%
Savings deposits	75,539	20	0.11	64,532	23	0.14
Time deposits	141,037	359	1.01	161,551	543	1.33
Repurchase agreements	7,684	93	4.80	13,885	179	5.11
FHLB-NY borrowing	26,662	153	2.28	25,096	151	2.39
Subordinated debenture	7,217	127	6.98	7,217	127	6.98
Total interest-bearing liabilities	488,545	940	0.76	515,386	1,259	0.97
Non-interest-bearing liabilities:
Demand deposits	145,668			125,443
Other liabilities	2,939			3,105
Stockholders' equity	53,889			58,461
Total liabilities and stockholders' equity	$691,041			$702,395

Net interest income (taxable equivalent basis)		5,735			6,006
Tax Equivalent adjustment		(139)			(145)
Net interest income		$5,596			$5,861

Net interest spread (taxable equivalent basis)			3.31%			3.40%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.49%			3.62%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2013			2012
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$443,316	$17,169	5.18%	$452,664	$18,328	5.39%
Taxable investment securities (1)	172,482	2,076	1.61	176,088	2,816	2.13
Tax-exempt investment securities (1) (2)	35,970	1,202	4.47	34,030	1,210	4.74
Other interest-earning assets	413	22	7.12	998	28	3.87
Total interest-earning assets	652,181	20,469	4.20	663,780	22,382	4.49

Non-interest-earning assets:
Allowance for loan losses	(11,432)			(12,574)
Other assets	49,333			54,286
Total assets	$690,082			$705,492

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$234,478	$562	0.32%	$248,095	$847	0.45%
Savings deposits	72,300	58	0.11	61,674	84	0.18
Time deposits	145,745	1,180	1.08	163,954	1,748	1.42
Repurchase agreements	7,458	274	4.91	14,188	543	5.10
FHLB-NY borrowing	25,744	451	2.34	27,428	480	2.33
Subordinated debenture	7,217	377	6.98	7,217	379	7.00
Total interest-bearing liabilities	492,942	2,902	0.79	522,556	4,081	1.04
Non-interest-bearing liabilities:
Demand deposits	138,328			121,320
Other liabilities	3,093			3,027
Stockholders' equity	55,719			58,589
Total liabilities and stockholders' equity	$690,082			$705,492

Net interest income (taxable equivalent basis)		17,567			18,301
Tax Equivalent adjustment		(427)			(429)
Net interest income		$17,140			$17,872

Net interest spread (taxable equivalent basis)			3.41%			3.45%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.60%			3.67%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended September 30, 2013, total interest income, on a tax equivalent basis, decreased $590,000 to $6.7 million, or 8.1%, when compared to the same prior year period. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. Total interest income on a tax equivalent basis decreased $1.9 million to $20.5 million for the nine months ended September 30, 2013, or 8.5%, compared to the same period for 2012. Consistent with the three month period, the decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets and a decrease in the average interest-earning assets. The average rate earned on interest-earning assets was 4.07% and 4.20% for the three and nine months ended September 30, 2013, respectively, compared to an average rate of 4.37% and 4.49% for the three and nine months ended September 30, 2012. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $7.8 million and $11.6 million for the three and nine months ended September 30, 2013 compared to the same prior year periods. The change in average interest-earning assets primarily reflects a decrease from the comparable prior year periods in average loans, which decreased $6.4 million and $9.3 million for the three and nine months ended September 30, 2013, respectively.

Interest paid on deposits and borrowed money decreased $319,000 and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods for 2012. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended September 30, 2013, the total cost for interest-bearing liabilities declined to 0.76% representing a 21 basis point decline when compared to the same prior year period. The cost for deposits and borrowed money decreased 25 basis points from 1.04% for the nine month period ended September 30, 2012 to 0.79% for the comparable period in 2013. The average balance of total interest-bearing deposits and borrowings decreased $26.8 million and $29.6 million for the three and nine months ended September 30, 2013, respectively, from the comparable 2012 period. Average interest-bearing deposits decreased $22.2 million and average borrowings decreased $4.6 million for the three months ended September 30, 2013 when compared to the same prior year period. Likewise, for the nine months ended September 30, 2013 the change in interest-bearing deposits and borrowings was comprised of a $21.2 million decrease in average interest-bearing deposits and a $8.4 million decrease in average borrowings.

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

The loan loss provision totaled $900,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively, compared to $2.0 million and $6.7 million for the three and nine months ended September 30, 2012, respectively. Nonaccrual loans of $15.3 million at September 30, 2013 reflected a decrease from $18.0 million of nonaccrual loans at December 31, 2012. The allowance for loan losses related to the impaired loans increased from $266,000 at December 31, 2012 to $363,000 at September 30, 2013. During the nine months ended September 30, 2013, the Corporation charged off $3.6 million of loan balances and recovered $292,000 in previously charged off loans compared to $5.9 million and $224,000, respectively, during the same period in 2012.

The current period loan loss provision considers economic conditions that have contributed to loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $971,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively, compared to $1.7 million and $4.6 million for the prior year periods. For the three months ended September 30, 2013, there was $156,000 of gains on sales of other real estate owned while noninterest income included a net loss of $37,000 related to sales of other real estate owned for the three months ended September 30, 2012. Gains on sales of other real estate owned were $282,000 for the nine months ended September 30, 2013 compared to $432,000 for the comparable prior year period. Gains on sales of mortgage loans totaled $150,000 and $610,000 for the three and nine months ended September 30, 2013, respectively, compared to $162,000 and $727,000 for the three and nine months ended September 30, 2012, respectively. There were no gains on calls and sales of securities included in noninterest income for the three months ended September 30, 2013 and for the nine months ended September 30, 2013, noninterest income included just $2,000 from gains on calls and sales of securities. This compares to $891,000 and $1.3 million for the three and nine months ended September 31, 2012, respectively. The gain for the three months ended September 30, 2012 reflected a transaction executed to lower the Corporation’s risk exposure to rising interest rates and delever the balance sheet through the partial repayment of a higher costing wholesale repurchase agreement. A resulting gain was partially offset by a prepayment penalty discussed below. Noninterest income of $537,000 was recorded as a result of a death benefit insurance payment received in early 2013.

Index

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2013 was $4.9 million and $14.9 million, respectively, compared to $5.2 million and $14.8 million, respectively, in the comparable prior year periods. The majority of the increase in noninterest expenses has occurred in higher salary and employee benefits expense, reflective of increasing regulatory compliance and the attendant staffing necessary to oversee all compliance-related issues. In addition, the increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with an enhanced credit review function. Included in noninterest expense for the prior year periods is a $691,000 prepayment premium resulting from the Corporation’s repayment of $7 million of a wholesale repurchase agreement.

Income Tax Expense

For the three months ended September 30, 2013, the Corporation recorded income tax expense of $271,000 compared to income tax expense of $46,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, income tax expense totaled $488,000 representing an effective tax rate of 21.3% compared to income tax expense of $193,000, or an effective tax rate of 19.8%, for the nine months ended September 30, 2012.

Asset Quality

The Corporation’s principal earning asset is its loan portfolio. Inherent in the lending function is the risk of deterioration in the borrowers’ ability to repay loans under existing loan agreements. The Corporation manages this risk by maintaining reserves to absorb probable incurred loan losses. In determining the adequacy of the allowance for loan losses, management considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with general economic and real estate market conditions. Although management endeavors to establish a reserve sufficient to offset probable incurred losses in the portfolio, changes in economic conditions, regulatory policies and borrowers’ performance could require future changes to the allowance.

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

Index

	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2012
	(Dollars in thousands)

Nonaccrual loans (1)	$15,269	$14,716	$17,479	$18,011
Loans past due 90 days or more and accruing (2)	—	—	50	237
Total nonperforming loans	15,269	14,716	17,529	18,248

Other real estate owned	470	1,072	876	1,058
Total nonperforming assets	$15,739	$15,788	$18,405	$19,306

Performing restructured loans (3)	$10,986	$10,235	$10,134	$10,373

Allowance for loan losses	$10,704	$10,787	$11,512	$10,641

Nonperforming loans to total gross loans	3.48%	3.33%	3.97%	4.14%
Nonperforming assets to total assets	2.28%	2.29%	2.65%	2.80%
Allowance for loan losses to total gross loans	2.44%	2.44%	2.61%	2.42%
Allowance for loan losses to
nonperforming loans	70.10%	73.30%	65.67%	58.31%

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

At September 30, 2013, the nonaccrual loans were comprised of 43 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the nine months ended September 30, 2013, nonaccrual loans have decreased $2.7 million to $15.3 million, since December 31, 2012. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status partially offset by new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 70.10% at September 30, 2013 from 58.31% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects both the effect of an increase in the allowance for loan losses and the decrease in nonaccrual loans.

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

Index

For loans not included in nonperforming loans, at September 30, 2013, the level of loans past due 30-89 days was only $383,000 compared to $3.1 million at December 31, 2012. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

For the three and nine months ended September 30, 2013, the provision for loan losses was $900,000 and $3.4 million, respectively, compared to $2.0 million and $6.7 million for the three and nine months ended September 30 2012, respectively. The total allowance for loan losses of 2.44% of total loans was comparable to a ratio of 2.42% at December 31, 2012.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and nine months ended September 30, 2013, net charge-offs were $982,000 and $3.3 million, respectively. For the three and nine months ended September 30, 2012, net charge-offs were $1.3 million and $5.7 million, respectively. These charge-offs primarily reflect partial writedowns on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40, and the prior year charge-offs are indicative of previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2013 and December 31, 2012, the Corporation had $12.1 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $11.0 million and $10.4 million were performing in accordance with their new terms at September 30, 2013 and December 31, 2012, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $221,000 and $246,000 were allocated for the troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012 the Corporation had committed $600,000 and $241,000 respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

Index

As of September 30, 2013, there were $21.8 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles. Tier 2 capital consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 capital and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making). However, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2013, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% (in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion) is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non-risk-adjusted) for the preceding three months. At September 30, 2013 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at September 30, 2013.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	8.99%	4.00%	N/A
Bank	8.80%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.43%	4.00%	N/A
Bank	13.13%	4.00%	6.00%
Total
Corporation	14.70%	8.00%	N/A
Bank	14.39%	8.00%	10.00%

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

Cash and cash equivalents decreased $5.6 million during the first nine months of 2013. Net operating and financing activities provided $8.3 million and $2.1 million, respectively, and investing activities used $16.1 million.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the Federal Home Loan Bank-NY (“FHLB-NY”). The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. In addition, the Corporation has available overnight variable repricing lines of credit with other correspondent banks totaling $21.0 million on an unsecured basis.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Stock for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred Shares. On October 16, 2013, the Corporation announced that its Board of Directors had declared a $0.01 per share cash dividend payable to shareholders of record as of November 1, 2013. The dividend is to be paid on November 15, 2013.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewardship Financial Corporation

Date: November 13, 2013	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge
10.2	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick
10.3	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Mark J. Maurer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text [1]

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

