Form 10-K
period 2013-12-31
STEWARDSHIP FINANCIAL CORP
filed 2014-03-26
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2013 was $26,653,000. As of March 21, 2014, 5,998,857 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2014 Annual Meeting of Shareholders.

FORM 10-K

STEWARDSHIP FINANCIAL CORPORATION

For the Year Ended December 31, 2013

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”). Such statements are not historical facts and may involve risks and uncertainties. Such statements include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

▪	impairment charges with respect to securities,
▪	unanticipated costs in connection with new branch openings,
▪	further deterioration of the economy and level of unemployment,
▪	acts of war, acts of terrorism and natural disasters,
▪	decline in commercial and residential real estate values,
▪	unexpected changes in interest rates,
▪	inability to manage growth in commercial loans,
▪	unexpected loan prepayment volume,
▪	unanticipated exposure to credit risks,
▪	insufficient allowance for loan losses,
▪	competition from other financial institutions,
▪	adverse effects of government regulation or different than anticipated effects from existing regulations,
▪	passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us,
▪	a decline in the levels of loan quality and origination volume,
▪	a decline in deposits, and
▪	other unexpected events.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. Throughout 2013 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its twelve branches located in the State of New Jersey.

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

Business of the Corporation

The Corporation’s primary business is the ownership and supervision of the Bank. The Corporation, through the Bank, conducts a traditional commercial banking business, and offers deposit services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Corporation structures the Bank’s specific products and services in a manner designed to attract the business of the small and medium-sized business and professional community as well as that of individuals residing, working and shopping in Bergen, Morris and Passaic counties, New Jersey. The Corporation engages in a wide range of lending activities and offers commercial, consumer, residential real estate, home equity and personal loans.

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

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2013, the Bank operated from its main office in Midland Park, New Jersey and twelve existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (3), Westwood and Wyckoff, New Jersey.

Troubled Asset Relief Program

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

In 2011, the Corporation elected to repurchase the Series A Preferred Shares through participation in the Treasury’s Small Business Lending Fund program, as discussed below, and repurchased the Warrant held by the Treasury.

Small Business Lending Fund Program

The Corporation elected to repurchase the Series A Preferred Shares from the Treasury through participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Accordingly, on September 1, 2011, the Treasury purchased 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B stock (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share for an aggregate purchase price of $15 million in cash.

The terms of the Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. During 2013, the dividend quarterly rate ranged between 3.38% and 4.56%, and became fixed at 4.56% beginning with the quarter ended December 31, 2013. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Stock with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the FRB, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are currently includable, and are expected to be includable in the future, in Tier I capital for regulatory capital.

Using the proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of the Series A Preferred Shares previously issued under the TARP CPP for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase. On October 15, 2011, the Corporation completed the repurchase of the Warrant held by the Treasury for an aggregate purchase price of $107,398 in cash.

Competition

The market for banking services remains highly competitive. The Bank competes for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Bank. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents and companies located in the Bank’s service area. Certain of these institutions have significantly higher lending limits than the Bank and provide services to their customers that the Bank does not offer.

Management believes the Bank is able to compete on a substantially equal basis with its competitors because it provides responsive, personalized services through management’s knowledge and awareness of the Bank’s service area, customers and business.

Employees

At December 31, 2013, the Corporation employed 116 full-time employees and 39 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes extensive changes across the financial regulatory landscape, including provisions that, among other things, have:

•	centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;
•	applied to most bank holding companies, the same leverage and risk-based capital requirements applicable to insured depository institutions. The Corporation’s existing trust preferred securities will continue to be treated as Tier 1 capital;
•	changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increased the floor on the size of the DIF, which generally requires an increase in the level of assessments for institutions with assets in excess of $10 billion;
•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•	made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of the Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
3

•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
•	restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater.

In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. In January 2014, the regulatory agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker rule. Under the interim final rule, the regulatory agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. Based upon management’s review of the securities portfolio, management believes that there are no securities in their portfolio that are impacted by the Volcker Rule.

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

Regulation of the Corporation

BANK HOLDING COMPANY ACT. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Corporation is subject to the regulation, supervision examination and inspection of the Board of Governors of the FRB. The Corporation is required to file with the FRB annual reports and other information showing that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The FRB may also make examinations of the Corporation and its subsidiaries.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets and defined tax assets. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Corporation on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and were first used to calculate the June 30, 2011 assessment. As of December 31, 2013, the Bank’s assessment rate averaged $0.14 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.64% and 0.66% of the assessment base for the years ended December 31, 2013 and 2012, respectively. The Corporation paid $40,000 and $42,000 under this assessment for the years ended December 31, 2013 and 2012, respectively. These assessments will continue until the FICO bonds mature in 2017.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. To maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The Bank prepaid $3.2 million of such premium on December 30, 2009. At December 31, 2012 the prepaid premium was $1.0 million. During the year ended December 31, 2013, the remaining amount of the prepaid premium was returned to the Bank.

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

A continuing weak economy has adversely affected our industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the State of New Jersey, and the northern New Jersey area. The nation’s current economic environment has severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. We believe recovery will continue to be slow and do not believe these difficult economic conditions are likely to improve dramatically in the near term. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any further significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey. The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.” Such regulation and supervision of the activities in which bank and bank holding companies may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time. Any such changes could subject the Corporation to additional costs, limit the types of financial services and products the Bank may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Due to our nation’s current economic environment and a lower level of confidence in the financial markets, new federal and/or state laws and regulations of lending and funding practices and liquidity standards continue to be implemented. Bank regulatory agencies are being very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements. Any increased government oversight, including the full implementation of the Dodd-Frank Act, may increase our costs and limit our business opportunities. Our failure to comply with laws, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including: excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); interest-only payments; negative-amortization; and terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

A breach of our information systems through a security breach, computer virus or disruption of service or a compliance breach by one of our vendors could negatively affect our reputation and business.

We rely heavily upon a variety of computing platforms and networks over the Internet for the purpose of data processing, communication and information exchange and to conduct our business and provide our customers with the ability to bank online. Despite the safeguards instituted by management, our systems are susceptible to a breach of security through unauthorized access, phishing schemes, computer viruses and other security problems. In addition, we rely on the service of a variety of third-party vendors to meet our processing needs. If confidential information is compromised, we could be exposed to claims, litigation, financial losses, costs and damages. Such damages could materially affect our earnings. In addition, any failure, interruption or breach in security could also result in failures or disruptions in our general ledger, deposit, loan and other systems and could subject us to additional regulatory scrutiny. In addition, the negative affect on our reputation could affect our ability to deliver products and services successfully to existing customers and to attract new customers.

The trading volume of our Common Stock remains low which could impact Common Stock prices.

The trading history of our Common Stock, which trades on the Nasdaq Capital Market, has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to decreases due to the volatility of the price of our Common Stock.

Volatility in the market price of our Common Stock may occur in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

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

The Series B Preferred Shares issued in connection with our participation in the SBLF pay a non-cumulative quarterly dividend in arrears. Although such dividends are non-cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Corporation’s Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level. This restriction on declaring or paying dividends could negatively affect the value of our Common Stock.

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

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. As discussed elsewhere in this Form 10-K, the dividend rate can fluctuate from 1% to 5% per annum on a quarterly basis during the first ten dividend periods during which the Series B Preferred Shares are outstanding. In addition, for the eleventh through the first half of the nineteenth dividend periods such dividend rate may vary from 1% to 7%. In the event that we are unable to redeem the Series B Preferred Shares and such shares remain outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. This increase in the annual dividend rate on the Series B Preferred Shares could have a material adverse effect on our liquidity.

The Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund reduces our net income available to common shareholders and earnings per share of Common Stock.

As discussed elsewhere in the Form 10-K, the Series B Preferred Shares pay non-cumulative dividends at the rate of 1% to 5% per annum during the first ten quarters, based upon changes in the level of our QSBL over the base line level. Such dividend rate may vary from 1% to 5% per annum for the second through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QSBL. During 2013, the dividend quarterly rate ranged between 3.38% and 4.56%, and fixed at 4.56% beginning with the quarter ended December 31, 2013. In the event that the Series B Preferred Shares remain outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. Although such dividends are non-cumulative but the Corporation may only declare and pay dividends on our Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities. These dividends will reduce our net income and earnings per share of Common Stock. The Series B Preferred Shares ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Corporation will be unable to: meet its obligations as they come due; capitalize on growth opportunities as they arise; or pay regular dividends, because of the Corporation’s inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, loan originations, withdrawals by depositors, repayment of borrowings, operating expenses, capital expenditures and dividends to shareholders.

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; borrowing capacity; net cash provided from operations and access to other funding sources.

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

Risks associated with cyber-security, system failures, interruptions or other breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our various aspects of our business. The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The Corporation maintains policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches (including privacy breaches), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not fully protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its twelve branch offices. The property located at 612 Godwin Avenue is intended to be used for future administrative offices. The property located at 121 Franklin Avenue is a remote drive-up location. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2013.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/19
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/17
Ridgewood, NJ

121 Franklin Avenue	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/18
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

1111 Goffle Road	Leased	05/31/14
Hawthorne, NJ

400 Hamburg Turnpike	Leased	04/30/14
Wayne, NJ

2 Changebridge Road	Leased	06/30/15
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/20
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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 21, 2014, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend
Year Ended December 31, 2013
Fourth Quarter	$5.41	$4.60	$0.01
Third Quarter	5.50	4.88	0.01
Second Quarter	5.75	4.33	0.01
First Quarter	6.00	3.74	0.01

Year Ended December 31, 2012
Fourth Quarter	$4.84	$3.40	$0.02
Third Quarter	5.25	4.07	0.04
Second Quarter	5.35	4.22	0.04
First Quarter	6.30	4.75	0.05

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

Also, our ability to pay future cash dividends is subject to the terms of our Series B Preferred Stock issued in connection with the Corporation’s participation in the SBLF program which provide that we may only declare and pay dividends on our Common Stock if we have declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares.

During fiscal 2013, the Corporation paid quarterly cash dividends totaling $0.04 per share compared to quarterly cash dividends totaling $0.15 per share during fiscal 2012.

We did not repurchase any shares of our Common Stock during the years ended December 31, 2013 and 2012.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2008 in: (a) Stewardship Financial Corporation’s common stock; (b) NASDAQ Composite; (c) NASDAQ Bank; and (d) Peer Group 2013. The Peer Group 2013 index consists of New Jersey-based commercial banks with total asset size and operating performance comparable with the Corporation. The Peer Group 2013 index consists of the following companies: 1st Colonial Bancorp, Inc., 1st Constitution Bancorp, Bancorp of New Jersey, Inc., BCB Bancorp, Inc., Center Bancorp, Inc., Parke Bancorp, Inc., Sussex Bancorp, Two River Bancorp and Unity Bancorp, Inc. The information provided is not necessarily indicative of the Corporation’s future performance.

STEWARDSHIP FINANCIAL CORPORATION

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Stewardship Financial Corporation	$100.00	$92.13	$65.25	$62.25	$48.27	$59.32
NASDAQ Composite	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22
NASDAQ Bank	$100.00	$83.70	$95.55	$85.52	$101.50	$143.84
Peer Group 2013	$100.00	$95.84	$113.70	$113.83	$133.42	$192.44

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED

FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$22,758	$23,532	$24,610	$24,206	$23,345
Provision for loan losses	3,775	9,995	10,845	9,575	3,575
Net interest income after provision for loan losses	18,983	13,537	13,765	14,631	19,770
Noninterest income	3,965	6,389	5,170	4,387	3,133
Noninterest expense	19,838	19,653	18,666	17,950	17,790
Income before income tax expense (benefit)	3,110	273	269	1,068	5,113
Income tax expense (benefit)	640	(247)	(415)	(165)	1,479
Net income	2,470	520	684	1,233	3,634
Dividends on preferred stock and accretion	633	352	558	550	504
Net income available to common shareholders	$1,837	$168	$126	$683	$3,130

Common Share Data: (1)

Basic net income	$0.31	$0.03	$0.02	$0.12	$0.54
Diluted net income	0.31	0.03	0.02	0.12	0.54
Cash dividends declared	0.04	0.15	0.20	0.28	0.36
Book value at year end	6.53	6.98	7.28	7.24	7.50
Average shares outstanding, net of treasury stock	5,937	5,909	5,861	5,843	5,832
Shares outstanding at year end	5,944	5,925	5,883	5,846	5,835

Selected Consolidated Ratios:

Return on average assets	0.36%	0.07%	0.10%	0.18%	0.57%
Return on average common shareholders' equity	4.54%	0.39%	0.29%	1.55%	7.25%
Average shareholders' equity as a percentage of
average total assets	8.06%	8.33%	7.92%	7.99%	8.23%
Leverage (Tier-I) capital (2)	9.04%	9.09%	8.86%	8.58%	9.22%
Tier-I risk based capital (3)	13.52%	13.63%	12.65%	12.20%	11.99%
Total risk based capital (3)	14.78%	14.89%	13.91%	13.45%	13.24%
Allowance for loan loss to total loans	2.28%	2.42%	2.54%	1.88%	1.50%
Nonperforming loans to total loans	2.34%	4.14%	6.08%	4.98%	4.36%

Selected Year-end Balances

Total assets	$673,508	$688,388	$708,818	$688,118	$663,844
Total loans, net of allowance for loan loss	424,262	429,832	444,803	443,245	453,119
Total deposits	577,591	590,254	593,552	575,603	529,930
Shareholders' equity	53,779	56,346	57,792	52,132	53,511

(1)	All share and per share amounts have been restated to reflect 5% stock dividends paid November 2009.
(2)	As a percentage of average quarterly assets.
(3)	As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2013 and 2012. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2013, the Corporation had 13 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey. The Corporation conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with the other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

During 2013 and 2012, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment. Such economic conditions and softness in the real estate market contributed to increases in loan delinquencies over the last several years. Although substantial improvement in asset quality was achieved in 2013, the Corporation’s results have been affected by the economic downturn through higher loan loss provisions. The managing of credit risk remains a priority for the Bank. In addition, competition in the northern New Jersey market remained intense and the challenges of operating throughout these years in a flat interest rate market continued to make it somewhat difficult to attract deposits at appropriately low interest rate levels. There continues to be strong competition for low cost, core deposits. New lending opportunities continue to be appropriately evaluated, but the level of consumers and businesses looking to borrow was down in 2013. The Corporation has not been involved in the subprime lending area.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services now available to our customers include: online banking / cash management, including remote deposit capture services for businesses, mobile deposit capabilities (depositing checks remotely by taking pictures of checks and transmitting them electronically) and applications for smartphones and iPads. These electronic banking products and services provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, over the past year, the Corporation has acquired technology and developed procedures to enable instant debit card issuance for new customers and existing customers.

For the last several years the Corporation has experienced an increase in mortgage loan refinance activity due to the lower rate environment and the Corporation’s promotion of a “no cost closing” program. This activity has allowed the Corporation to sell a larger volume of mortgage loan refinances into the secondary market resulting in increased gains. With a rise in mortgage rates in mid-2013, mortgage refinance activity was negatively impacted and the Corporation experienced a corresponding reduction in gains on sales of mortgage loans.

Expense control is an ongoing focus. While the Corporation remains dedicated to controlling expenses, higher salary and employee benefits expense is reflective of staffing necessary to address both increasing regulatory compliance, increasing risk management, including enhanced credit review, and increased focus on commercial lending opportunities. In addition, noninterest expense reflects increased costs associated with the workout of problem loans, primarily legal costs, as well as costs related to holding other real estate owned that is acquired through foreclosure or deed in lieu of foreclosure.

In September 2011, the Corporation received $15 million from the U.S. Department of Treasury in exchange for 15,000 shares of the Corporation’s Senior Non-cumulative Perpetual Preferred Stock, Series B in connection with its participation in the Treasury’s Small Business Lending Fund (“SBLF”) program. The Corporation used the proceeds to simultaneously repurchase the Corporation’s shares of cumulative perpetual preferred stock, Series A previously issued under the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (the “CPP”). In addition, the Corporation completed the repurchase of a warrant held by the Treasury that had been issued as part of the Corporation's participation in the TARP CPP. The additional capital provided by the SBLF further solidified our already well-capitalized position, thereby increasing our ability to make new loans and enhancing our ability to grow assets. Accordingly, we can better serve the lending needs of consumers and businesses in our market.

The Corporation will continue to concentrate its efforts on improving asset quality, introducing new products and services, capitalizing on technology and focusing on improved efficiencies during 2014.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2013 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the loan portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the northern New Jersey area experience adverse economic changes. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Deferred Income Taxes. The Corporation records income taxes in accordance with ASC 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Earnings Summary

The Corporation reported net income of $2.5 million for the year ended December 31, 2013, compared to $520,000 for 2012. After dividends on preferred stock and accretion, net income available to common shareholders was $1.8 million for 2013, or $0.31 per diluted common share, compared to $168,000, or $0.03 per diluted common share for the year ended December 31, 2012.

The return on average assets was 0.36% in 2013 compared to 0.07% in 2012. The return on average common equity was 4.54% for 2013 as compared to 0.39% in 2012.

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

For the year ended December 31, 2013, net interest income, on a tax equivalent basis, decreased to $23.3 million from $24.1 million for the year ended December 31, 2012, reflecting a decrease of $802,000, or 3.3%. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2013 were 3.39% and 3.59%, respectively, compared to 3.44% and 3.66% for the year ended December 31, 2012. The net interest rate spread and net yield on interest-earning assets for the current year reflect a decline in loan interest rates and yields on securities as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect historically low market rates in the current environment.

For the year ended December 31, 2013, total interest income, on a tax equivalent basis, decreased $2.2 million, or 7.4%, when compared to the prior year. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. The average rate earned on interest-earning assets decreased 27 basis points from 4.44% for the year ended December 31, 2012 to 4.17% in the 2013 fiscal year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $9.3 million in 2013 over the 2012 amount with average loans decreasing $7.7 million and average investment securities decreasing $1.1 million.

Interest expense decreased $1.4 million, or 26.3%, during the year ended December 31, 2013 to $3.8 million. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 0.78% for the year ended December 31, 2013 compared to 1.00% during 2012, primarily reflecting a general decline in rates paid on deposits. Average interest-bearing liabilities were $491.1 million for the year ended December 31, 2013, reflecting a decrease of $27.1 million, or 5.2%, when compared to $518.2 million for the year ended December 31, 2012. Average interest-bearing deposits decreased $22.0 million and average borrowings decreased $5.1 million for the year ended December 31, 2013 when compared to the prior year. While the Corporation experienced an increase in core deposits, the decrease in average interest-bearing liabilities reflects a decline in time deposits and a reduced reliance on borrowings. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that helps provide for better management of interest rate risk. There were no brokered certificates of deposit utilized during 2013.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2013, 2012 and 2011 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2013			2012			2011
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$441,670	$22,693	5.14%	$449,362	$24,099	5.36%	$461,808	$26,357	5.71%
Taxable investment securities	173,739	2,864	1.65%	174,044	3,518	2.02%	162,035	4,125	2.55%
Tax-exempt investment securities (2)	34,042	1,532	4.50%	34,856	1,624	4.66%	32,162	1,625	5.05%
Other interest-earning assets	411	29	7.06%	940	41	4.36%	796	42	5.28%
Total interest-earning assets	649,862	27,118	4.17%	659,202	29,282	4.44%	656,801	32,149	4.89%

Non-interest-earning assets:
Allowance for loan losses	(11,337)			(12,518)			(10,921)
Other assets	49,780			55,501			55,690
Total assets	$688,305			$702,185			$701,570

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$232,422	$739	0.32%	$246,731	$1,050	0.43%	$248,887	$1,740	0.70%
Savings deposits	73,814	79	0.11%	62,767	102	0.16%	52,370	136	0.26%
Time deposits	143,365	1,518	1.06%	162,129	2,250	1.39%	172,791	2,984	1.73%
Repurchase agreements	7,501	367	4.89%	12,468	636	5.10%	15,246	735	4.82%
FHLB-NY borrowings	26,737	606	2.27%	26,867	631	2.35%	33,339	865	2.59%
Subordinated debentures	7,217	504	6.98%	7,217	506	7.01%	7,217	504	6.98%
Total interest-bearing liabilities	491,056	3,813	0.78%	518,179	5,175	1.00%	529,850	6,964	1.31%
Non-interest bearing liabilities:
Demand deposits	138,886			122,548			112,646
Other liabilities	2,908			2,991			3,503
Shareholders' equity	55,455			58,467			55,571
Total liabilities and Shareholders' equity	$688,305			$702,185			$701,570

Net interest income (taxable
equivalent basis)		23,305			24,107			25,185
Tax equivalent adjustment		(547)			(575)			(575)
Net interest income		$22,758			$23,532			$24,610

Net interest spread (taxable
equivalent basis)			3.39%			3.44%			3.58%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.59%			3.66%			3.83%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.
19

The following table compares net interest income for the year ended December 31, 2013 and 2012 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2013 Versus 2012			2012 Versus 2011
	(In thousands)

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$(408)	$(998)	$(1,406)	$(697)	$(1,561)	$(2,258)
Taxable investment securities	(6)	(648)	(654)	289	(896)	(607)
Tax-exempt investment securities	(37)	(55)	(92)	131	(132)	(1)
Other interest-earning assets	(30)	18	(12)	7	(8)	(1)

Total interest-earning assets	(481)	(1,683)	(2,164)	(270)	(2,597)	(2,867)

Interest expense:
Interest-bearing demand deposits	(58)	(253)	(311)	(15)	(675)	(690)
Savings deposits	16	(39)	(23)	24	(58)	(34)
Time deposits	(240)	(492)	(732)	(176)	(558)	(734)
Repurchase agreements	(244)	(25)	(269)	(140)	41	(99)
FHLB borrowings	(3)	(22)	(25)	(157)	(77)	(234)
Subordinated debentures	—	(2)	(2)	—	2	2

Total interest-bearing liabilities	(529)	(833)	(1,362)	(464)	(1,325)	(1,789)

Net change in net interest income	$48	$(850)	$(802)	$194	$(1,272)	$(1,078)

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

The loan loss provision totaled $3.8 million for the year ended December 31, 2013 compared to a $10.0 million loan loss provision recorded for the year ended December 31, 2012. The allowance for loan loss was $9.9 million, or 2.28% of total loans as of December 31, 2013 compared to $10.6 million, or 2.42% of total loans a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonperforming loans decreased from $18.2 million, or 4.14% of total loans, at December 31, 2012 to $10.2 million, or 2.34% of total loans, at December 31, 2013. During the year ended December 31, 2013, the Corporation charged-off $5.0 million of loan balances and recovered $520,000 in previously charged-off loans compared to $11.2 million and $252,000, respectively, in the prior year. The allowance for loan losses related to the impaired loans increased from $266,000 at December 31, 2012 to $372,000 at December 31, 2013.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio. While 2013 reflected improvement, the asset quality issues, caused by the national economic downturn which began in 2008, and the reduced level of current year charge-offs and provision for loan losses are reflective of economic conditions that contributed to an increase in loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

See “Asset Quality” section below for further information concerning the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, income derived from bank-owned life insurance, gains from calls and sales of securities, gains and losses on sales of loans and income derived from debit cards and ATM usage. In addition, gains on sales of other real estate owned (“OREO”) are reflected as noninterest income.

Noninterest income was $4.0 million for the year ended December 31, 2013 as compared to $6.4 million for the prior year. Noninterest income for the year ended December 31, 2013 included $153,000 of gains on calls and sales of securities as compared to $2.3 million for the year ended December 31, 2012. The prior year gains included transactions executed to lower the Corporation’s risk exposure to rising interest rates and delever the balance sheet through the partial repayment of a higher costing wholesale repurchase agreement. The prior year gains were partially offset by a prepayment penalty discussed below. The year ended December 31, 2013 includes a $372,000 loss from the sale of nonperforming loans as well as reduced gains on sales of mortgage loans. Gains on sales of mortgage loans totaled $649,000 for 2013, a decrease from $887,000 for the year ended December 31, 2012 reflective of a rise in mortgage rates which reduced application volume. For the year ended December 31, 2013, gains on sales of OREO were $326,000 compared to $429,000 for prior year OREO activity. Noninterest income of $537,000 was recorded as a result of a death benefit insurance payment received in 2013.

Noninterest Expense

Noninterest expense for the years ended December 31, 2013 and 2012 were $19.8 million and $19.7 million, respectively. The higher salary and employee benefits expense in 2013 is reflective of increasing regulatory compliance and the attendant staffing necessary to oversee all compliance-related issues. In addition, the increase in salary and employee benefits expense is the result of an increased focus on commercial lending opportunities as well as costs associated with an enhanced credit review function. Partially offsetting these expense increases are decreases in expense related to OREO and miscellaneous expense. Included in miscellaneous expense for the 2012 fiscal year is a $691,000 prepayment premium resulting from the Corporation’s repayment of $7 million of a wholesale repurchase agreement.

Income Taxes

Income tax expense totaled $640,000 for the year ended December 31, 2013, for an effective tax rate of 20.6%. For the year ended December 31, 2012, income taxes represents a benefit of $247,000. The 2013 tax expense includes the impact of tax exempt income. The tax benefit in 2012 reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income due to lower earnings. In addition, the tax benefit for the year ended December 31, 2012 includes the write-off of certain deferred tax assets which will not be realized related to contribution carryovers and expired stock options.

Financial Condition

Total assets at December 31, 2013 were $673.5 million, a decrease of $14.9 million, or 2.2%, over the $688.4 million at December 31, 2012. Cash and cash equivalents decreased $3.6 million to $17.4 million at December 31, 2013 from $21.0 million at December 31, 2012. Securities available-for-sale decreased $6.3 million to $168.4 million and reflects the sale of $12.0 million of obligations of state and political subdivisions transacted to lower the impact of tax-free income on the portfolio and help fund the purchase of loan participations. Partially offsetting the sale, purchases of available-for-sale securities reflects the Corporation’s focus on liquidity in the current economic environment. Securities held to maturity decreased $3.8 million to $26.0 million due to calls and maturities. Net loans decreased $5.6 million from $429.8 million at December 31, 2012 to $424.3 million at December 31, 2013. Increases due to new loans originated were more than offset by regular principal payments and payoffs in 2013. In addition, $6.3 million of loans were transferred to available for sale and $349,000 of loans were transferred to OREO. Loans held for sale totaled $2.8 million at December 31, 2013 and represented nonperforming commercial real estate loans that the Corporation intends to sell. At December 31, 2012 loans held for sale totaled $784,000 and represented residential real estate loans. The decline in residential real estate loans held for sale is reflective of a rise in mortgage rates which reduced application volume. OREO reflected a net decline of $607,000 primarily reflecting sales of properties partially offset by the foreclosure on additional properties. Bank owned life insurance increased $2.8 million to $13.3 million reflecting a $3.0 million purchase partially offset by a death benefit insurance payment received in 2013.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2013, net of allowance for loan losses, totaled $424.3 million, a decrease of $5.5 million, or a 1.3% decrease over the $429.8 million at December 31, 2012. Residential real estate mortgages increased $10.3 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $256.5 million, or 59.1% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $4.4 million from $252.1 million, or 57.2% of the total loan portfolio at December 31, 2012. Commercial loans decreased $15.5 million to $73.9 million, representing 17.0% of the total loan portfolio. Consumer installment loans and home equity loans decreased $5.6 million, partially attributable to borrowers continuing to consolidate secondary liens on their homes as they refinanced in a lower interest rate environment.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2013, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Real estate mortgage:
Residential (1)	$77,540	$67,200	$54,946	$43,020	$36,246
Commercial (1)	256,480	252,087	259,462	248,527	246,212

Commercial loans	73,890	89,414	102,500	109,527	114,893

Consumer loans:
Installment (2)	13,327	16,544	21,310	29,522	41,006
Home equity	12,538	14,912	17,889	20,965	21,779
Other	234	266	306	305	340

Total gross loans	434,009	440,423	456,413	451,866	460,476
Less: Allowance for loan losses	9,915	10,641	11,604	8,490	6,920
Deferred loan (fees) costs	(168)	(50)	6	131	437
Net loans	$424,262	$429,832	$444,803	$443,245	$453,119

(1) Includes construction loans

(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2013 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

		After 1 Year But	After 5
	Within 1 Year	Within 5 Years	Years	Total
	(In thousands)

Real estate mortgage	$5,600	$13,622	$314,798	$334,020
Commercial	24,624	26,326	22,940	73,890
Consumer	242	2,946	22,911	26,099
Total gross loans	$30,466	$42,894	$360,649	$434,009

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2013, which have predetermined interest rates or floating or adjustable interest rates:

		Floating or
	Predetermined	Adjustable
	Rates	Rates	Total
	(In thousands)

Real estate mortgage	$84,363	$244,057	$328,420
Commercial	22,612	26,654	49,266
Consumer	13,702	12,155	25,857
	$120,677	$282,866	$403,543

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tiered approach by (1) identifying problem loans and allocating specific loss allowances to such loans and (2) establishing a general loan loss allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $9.9 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2013.

Nonperforming Assets

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned (i.e., property acquired through foreclosure or deed in lieu of foreclosure). The Corporation’s loans are generally placed on a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest or earlier if collection of principal or interest is considered doubtful. Interest previously accrued on these loans and not yet paid is charged against income during the current period. Interest earned thereafter may only be included in income to the extent that it is received in cash. Loans past due 90 days or more and accruing represent those loans which are in the process of collection, adequately collateralized and management believes all interest and principal owed will be collected. Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform. Management can make concessions to the terms of the loan or reduce the contractual interest rates to below market rates in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans (1):
Construction	$—	$3,080	$8,092	$2,303	$8,581
Residential real estate	755	413	779	1,106	1,131
Commercial real estate	6,592	10,083	9,302	10,540	5,109
Commercial	2,255	3,635	8,672	7,722	3,638
Consumer	617	800	891	829	1,197
Total nonaccrual loans	10,219	18,011	27,736	22,500	19,656

Loans past due ninety days or more
and accruing: (2)
Construction	—	—	—	—	415
Commercial real estate	—	—	—	—	—
Commercial	—	237	—	—	—
Consumer	—	—	—	—	—
Total loans past due ninety days or more
and accruing	—	237	—	—	415

Total nonperforming loans	10,219	18,248	27,736	22,500	20,071
Other real estate owned	451	1,058	5,288	615	—
Total nonperforming assets	$10,670	$19,306	$33,024	$23,115	$20,071

Restructured loans: (3)
Construction	$1,196	$3,244	$561	$—	$—
Commercial real estate	9,030	2,425	3,386	—	665
Commercial	5,005	4,704	2,032	130	2,181
Total restructured loans	$15,231	$10,373	$5,979	$130	$2,846

Allowance for loan losses	$9,915	$10,641	$11,604	$8,490	$6,920

Nonaccrual loans to total gross loans (4)	2.34%	4.09%	6.08%	4.98%	4.27%

Nonperforming loans to total gross loans (4)	2.34%	4.14%	6.08%	4.98%	4.36%

Nonperforming assets to total assets	1.58%	2.80%	4.66%	3.36%	3.02%

Allowance for loan losses to nonperforming loans	97.03%	58.31%	41.84%	37.73%	34.48%

(1)	Restructured loans classified in the nonaccrual category totaled $1.4 million, $1.3 million, $9.1 million, $4.0 million and $23,000 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.
(3)	Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not reflected in restructured loans.
(4)	Gross loans includes $2.8 million of loans held for sale at December 31, 2013.

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

At December 31, 2013, the nonaccrual loans were comprised of 36 loans, primarily commercial real estate loans and commercial loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

Since December 31, 2012, nonperforming loans have decreased $8.0 million to $10.2 million at December 31, 2013. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status, partially offset by new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 97.03% at December 31, 2013 from 58.31% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans is reflective of continued detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. The increase in this metric reflects the effect of the decrease in nonaccrual loans partially offset by a decrease in the allowance for loan losses.

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

For loans not included in nonperforming loans, at December 31, 2013, the level of loans past due 30-89 days was $1.9 million, a decrease of $1.2 million from $3.1 million at December 31, 2012. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the years ended December 31, 2013 and 2012, the provision for loan losses was $3.8 million and $10.0 million, respectively. The total allowance for loan losses of $9.9 million represented 2.28% of total loans at December 31, 2013 compared to $10.6 million or a ratio of 2.42% at December 31, 2012.

At December 31, 2013 and 2012, the Corporation had $16.6 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $15.2 million and $10.4 million were performing in accordance with their new terms at December 31, 2013 and 2012, respectively. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $281,000 and $246,000 have been allocated for the troubled debt restructurings at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Corporation had committed $257,000 and $241,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. These loans included three loan relationships at December 31, 2013 totaling $7.5 million and one loan relationship at December 31, 2012 totaling $1.1 million.

For the year ended December 31, 2013, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $1.7 million, of which $580,000 was included in interest income for the year ended December 31, 2013.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the year ended December 31, 2013, net charge-offs were $4.5 million compared to $11.0 million for the year ended December 31, 2012. In general, the charge-offs reflect partial writedowns and full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. In addition, charge-offs represent previously established reserves that were based on analysis of the discounted cash flows for non-real estate collateral dependent loans. Furthermore, while regular monthly payments continue to be made on many of the nonaccrual loans, certain charge-offs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Management believes the charge-off of these reserves provides a clearer indication of the value of nonaccrual loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action. The charge-off of reserves impacts the average historical charge-off experience, thereby resulting in an adjustment in the Corporation’s level of general reserves on performing loans.

Included in charge-offs for 2012 is one loan for $3.0 million. During the second quarter of 2012, management placed the loan on nonaccrual status based on developments relating to the borrower which have impacted the borrower’s repayment ability. During the fourth quarter of 2012, management made the decision to charge-off this loan in its entirety as collectability was believed to be remote.

As of December 31, 2013, there were $10.5 million of other loans not included in the preceding table, compared to $44.2 million at December 31, 2012, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$10,641	$11,604	$8,490	$6,920	$5,166

Loans charged-off:
Construction	23	394	839	1,231	1,003
Residential real estate	83	21	112	25	85
Commercial real estate	3,786	3,577	1,911	1,241	—
Commercial	984	7,144	4,603	5,082	623
Consumer	145	74	304	519	215
Total loans charged-off	5,021	11,210	7,769	8,098	1,926

Recoveries of loans previously charged-off:
Construction	26	6	3	72	—
Commercial real estate	112	—	—	—	—
Commercial	355	240	29	10	93
Consumer	27	6	6	11	12
Total recoveries of loans previously charged-off	520	252	38	93	105

Net loans charged-off	4,501	10,958	7,731	8,005	1,821
Provisions charged to operations	3,775	9,995	10,845	9,575	3,575
Balance at end of period	$9,915	$10,641	$11,604	$8,490	$6,920

Net charge-offs during the period to average loans
outstanding during the period	1.02%	2.44%	1.67%	1.74%	0.41%

Balance of allowance for loan losses at the end of
year to gross year end loans	2.28%	2.42%	2.54%	1.88%	1.50%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		to Total		to Total		to Total		to Total		to Total
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
	(Dollars in thousands)
Real estate -
residential	$460	17.9%	$308	15.3%	$303	12.0%	$188	9.5%	$155	7.9%
Real estate -
commercial	5,782	59.1%	5,105	57.2%	5,423	56.8%	4,038	55.0%	2,677	53.5%
Commercial	3,373	17.0%	4,832	20.3%	5,368	22.5%	3,745	24.2%	3,148	24.9%
Consumer	291	6.0%	355	7.2%	500	8.7%	512	11.3%	940	13.7%
Unallocated	9	0.0%	41	—%	10	—%	7	—%	—	—%
Total allowance
for loan losses	$9,915	100.0%	$10,641	100.0%	$11,604	100.0%	$8,490	100.0%	$6,920	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale decreased to $168.4 million at December 31, 2013, from $174.7 million at December 31, 2012, a decrease of $6.3 million, or 3.6%. The change in securities available-for-sale includes the sale of $12.0 million of obligations of state and political subdivisions transacted to lower the impact of tax-free income on the portfolio and help fund the purchase of loan participations. Partially offsetting the sale, purchases of available-for-sale securities reflects the Corporation’s focus on liquidity in the current economic environment. Securities held to maturity decreased $3.8 million, or 12.6%, to $26.0 million at December 31, 2013 from $29.7 million at December 31, 2012.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2013		2012		2011
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	0.0%	$4,006	2.3%	$4,050	2.4%
U.S. government-sponsored agencies	38,692	23.0%	37,255	21.3%	20,744	12.1%
Obligation of state and
political subdivisions	1,358	0.8%	14,170	8.1%	9,318	5.4%
Mortgage-backed securities-residential	112,235	66.7%	105,428	60.3%	133,467	78.1%
Asset-backed securities (a)	9,836	5.8%	9,884	5.7%	—	—%
Corporate debt	2,885	1.7%	495	0.3%	—	—%
Other equity investments	3,405	2.0%	3,462	2.0%	3,346	2.0%
Total	$168,411	100.0%	$174,700	100.0%	$170,925	100.0%

Securities held to maturity:
U.S. government-sponsored agencies	$258	1.0%	$260	0.9%	$2,770	7.2%
Obligations of state and political
subdivisions	20,642	79.5%	22,787	76.7%	24,575	64.1%
Mortgage-backed securities-residential	5,064	19.5%	6,671	22.4%	11,009	28.7%
Total	$25,964	100.0%	$29,718	100.0%	$38,354	100.0%

(a)	Collateralized by student loans

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2013. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total

U.S. government-sponsored agencies:
Carrying value	$—	$4,464	$16,504	$17,724	$38,692
Yield	0.00%	1.04%	1.57%	1.68%	1.56%
Obligations of state and
political subdivisions:
Carrying value	—	—	1,358	—	1,358
Yield	0.00%	0.00%	1.66%	0.00%	1.66%
Corporate debt:
Carrying value	—	500	2,385	—	2,885
Yield	0.00%	0.98%	2.02%	0.00%	1.84%
Total carrying value	$—	$4,964	$20,247	$17,724	$42,935
Weighted average yield	-—%	1.04%	1.63%	1.68%	1.58%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2013. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
U.S. government-sponsored agencies:
Carrying value	$—	$254	$4	$—	$258
Yield	0.00%	4.59%	1.75%	0.00%	4.55%
Obligations of state and
political subdivisions:
Carrying value	4,963	10,983	4,519	177	20,642
Yield	2.81%	3.59%	3.95%	3.75%	3.48%
Total carrying value	$4,963	$11,237	$4,523	$177	$20,900
Weighted average yield	2.81%	3.61%	3.94%	3.75%	3.50%

Deposits

The Corporation had deposits at December 31, 2013 totaling $577.6 million, a decrease of $12.7 million, or 2.1%, over the comparable period of 2012, when deposits totaled $590.3 million. The Corporation relied on its branch network and current competitive products and services to maintain deposits during 2013. There were no brokered certificates of deposit at December 31, 2013 or 2012.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Non-interest bearing demand	$133,565	23.1%	$124,286	21.1%	$115,776	19.5%
Interest-bearing demand	227,258	39.4%	241,471	40.8%	249,058	41.9%
Savings deposits	80,280	13.9%	68,338	11.6%	57,967	9.8%
Certificates of deposit	136,488	23.6%	156,159	26.5%	170,751	28.8%
Total	$577,591	100.0%	$590,254	100.0%	$593,552	100.0%

As of December 31, 2013, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Three months or less	$14,150
Four months through six months	12,069
Seven months through twelve months	24,170
Over twelve months	34,413
Total	$84,802

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2013. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

		More than
		Three
	Three	Months
	Months or	Through	After One	Noninterest
	Less	One Year	Year	Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate Mortgage	$34,122	$43,656	$256,243	$—	$334,021
Commercial	29,558	10,242	34,090	—	73,890
Consumer	12,431	1,342	12,326	—	26,099
Loans held for sale	2,800	—	—	—	2,800
Investment securities (1)	26,038	24,292	146,178	—	196,508
Other assets	381	—	—	39,809	40,190
Total assets	$105,330	$79,532	$448,837	$39,809	$673,508

Source of funds:
Interest-bearing demand	$227,258	$—	$—	$—	$227,258
Savings	80,280	—	—	—	80,280
Certificates of deposit	23,471	58,777	54,240	—	136,488
FHLB of NYC advances	—	—	25,000	—	25,000
Repurchase agreements	7,300	—	—	—	7,300
Subordinated debenture	—	—	7,217	—	7,217
Other liabilities	—	—	—	136,186	136,186
Shareholders' equity	—	—	—	53,779	53,779
Total source of funds	$338,309	$58,777	$86,457	$189,965	$673,508

Interest rate sensitivity gap	$(232,979)	$20,755	$362,380	$(150,156)

Cumulative interest rate sensitivity gap	$(232,979)	$(212,224)	$150,156	$—

Ratio of GAP to total assets	-34.6%	3.1%	53.8%	-22.3%

Ratio of cumulative GAP assets to total
assets	-34.6%	-31.5%	22.3%	0.0%

(1) Includes securities held to maturity, securities available-for sale and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2013, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 6.3%, or $1,431,000, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 5.7% or $1.3 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2013	2012
	(In thousands)

Cash and cash equivalents - beginning	$21,016	$13,698
Operating activities:
Net income	2,470	520
Adjustments to reconcile net income to net cash provided by operating activities	11,691	12,263
Net cash provided by operating activities	14,161	12,783
Net cash provided by (used in) investing activities	(4,279)	13,584
Net cash used in financing activities	(13,493)	(19,049)
Net increase (decrease) in cash and cash equivalents	(3,611)	7,318
Cash and cash equivalents - ending	$17,405	$21,016

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Contractual obligations
Operating lease obligations	$5,145	$853	$1,185	$1,020	$2,087
Total contracted cost obligations	$5,145	$853	$1,185	$1,020	$2,087

Other long-term liabilities/long-term debt
Time deposits	$136,391	$82,155	$46,751	$7,485	$—
Federal Home Loan Bank advances	25,000	—	10,000	15,000	—
Securities sold under agreements to
repurchase	7,300	7,300	—	—	—
Subordinated debentures	7,217	—	7,217	—	—
Total other long-term liabilities/long-term debt	$175,908	$89,455	$63,968	$22,485	$—

Other commitments - off balance sheet
Letters of credit	$1,865	$1,710	$—	$155	$—
Commitments to extend credit	1,172	1,172	—	—	—
Unused lines of credit	60,520	60,520	—	—	—
Total off balance sheet arrangements and
contractual obligations	$63,557	$63,402	$—	$155	$—

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2013 and 2012, the borrowing capacity at the Discount Window was $5.7 million and $5.1 million, respectively. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $21 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2013 and 2012.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $1.9 million commitments under standby and commercial letters of credit, $1.7 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2013, the Corporation had residential mortgage commitments to extend credit aggregating approximately $600,000 at fixed rates averaging 3.93% and none at variable rates. Approximately $290,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $572,000 were extended with variable rates averaging 4.46% and none were extended at fixed rates. Generally, commitments were due to expire within approximately 60 days.

The unused lines of credit consist of $13.3 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.6 million relating to an unsecured overdraft protection program, and $42.6 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2013, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2013.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action

Leverage ratio *
Consolidated	9.04%	4.00%	N/A
Bank	8.84%	4.00%	5.00%

Risk-based capital
Tier I
Consolidated	13.52%	4.00%	N/A
Bank	13.21%	4.00%	6.00%

Total
Consolidated	14.78%	8.00%	N/A
Bank	14.48%	8.00%	10.00%

* The minimum leverage ratio set by the FRB and the FDIC is 3.00%. Institutions, which are not “top-rated”, will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

In accordance with a notice received by the Corporation from the Federal Reserve Bank of New York (“FRB-NY”) under which the Corporation is required to obtain the prior written approval of FRB-NY in order to issue dividends, the Corporation solicited and received written approval in January 2014 from FRB-NY regarding (i) the payment of a cash dividend on preferred stock held by the Treasury under the SBLF program of approximately $171,000 (payable on April 1, 2014), (ii) the payment of a cash dividend to common shareholders of $0.01 per share, totaling approximately $60,000 (payable on February 19, 2014); and (iii) the payment of quarterly interest on Trust Preferred Securities totaling approximately $125,000 (payable on March 17, 2014). In October 2013, the Corporation received FRB-NY approval for (i) the payment of a cash dividend on preferred stock held by the Treasury under the Small Business Lending Fund (the “SBLF”) program of approximately $170,000 (payable on January 2, 2014), (ii) the payment of a cash dividend to common shareholders of $0.01 per share, totaling approximately $59,000 (payable on November 15, 2013); and (iii) the payment of quarterly interest on Trust Preferred Securities totaling approximately $125,000 (payable on December 17, 2013).

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

Using proceeds of the issuance of the Series B Preferred Shares, the Corporation simultaneously repurchased all 10,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Shares”) previously issued to the Treasury under the TARP CPP, for a purchase price of $10,022,222, including accrued but unpaid dividends through the date of repurchase. On October 26, 2011, the Corporation completed the repurchase of the Warrant held by the Treasury for an aggregate purchase price of $107,398, in cash.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. The Corporation accrues the preferred dividends as earned over the period the Series B Preferred Shares are outstanding. The dividend rate could fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement). In general, the dividend rate decreases as the level of the Bank’s QSBL increases. Based upon the Bank’s level of QSBL over a baseline level, the dividend rate for the initial dividend period was 1%. The dividend rate for future dividend periods was set based upon changes in the level of QSBL as compared to the baseline level. Such dividend rate could vary from 1% to 5% per annum for the first through tenth dividend periods and from 1% to 7% for the eleventh through the first half of the nineteenth dividend periods, to reflect the amount of change in the Bank’s level of QSBL. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. During 2013, the dividend quarterly rate ranged between 3.38% and 4.56%, and fixed at 4.56% beginning with the quarter ended December 31, 2013. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary:

We have audited the accompanying consolidated statement of financial condition of Stewardship Financial Corporation and Subsidiary (the Corporation) as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary

Midland Park, New Jersey

We have audited the accompanying consolidated statement of financial condition of Stewardship Financial Corporation and Subsidiary as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 28, 2013

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2013	2012

Assets
Cash and due from banks	$17,024,000	$19,962,000
Other interest-earning assets	381,000	1,054,000
Cash and cash equivalents	17,405,000	21,016,000

Securities available-for-sale	168,411,000	174,700,000
Securities held to maturity; estimated fair value of $27,221,000 (2013)
and $31,768,000 (2012)	25,964,000	29,718,000
Federal Home Loan Bank of New York stock, at cost	2,133,000	2,213,000
Loans held for sale	2,800,000	784,000
Loans, net of allowance for loan losses of $9,915,000 (2013)
and $10,641,000 (2012)	424,262,000	429,832,000
Premises and equipment, net	5,739,000	5,645,000
Accrued interest receivable	2,066,000	2,372,000
Other real estate owned, net	451,000	1,058,000
Bank owned life insurance	13,303,000	10,470,000
Other assets	10,974,000	10,580,000
Total assets	$673,508,000	$688,388,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$133,565,000	$124,286,000
Interest-bearing	444,026,000	465,968,000
Total deposits	577,591,000	590,254,000

Federal Home Loan Bank of New York advances	25,000,000	25,000,000
Securities sold under agreements to repurchase	7,300,000	7,343,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	401,000	560,000
Accrued expenses and other liabilities	2,220,000	1,668,000
Total liabilities	619,729,000	632,042,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
15,000 and 15,000 shares issued and outstanding at
December 31, 2013 and 2012, respectively. Liquidation
preference of $15,000,000 and $15,000,000, respectively	14,974,000	14,964,000
Common stock, no par value; 10,000,000 shares authorized;
5,943,767 and 5,924,865 shares issued and outstanding
at December 31, 2013, and 2012, respectively	40,690,000	40,606,000
Retained earnings	1,905,000	316,000
Accumulated other comprehensive income (loss), net	(3,790,000)	460,000
Total Shareholders' equity	53,779,000	56,346,000

Total liabilities and Shareholders' equity	$673,508,000	$688,388,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2013	2012
Interest income:
Loans	$22,651,000	$24,056,000
Securities held to maturity:
Taxable	287,000	487,000
Nontaxable	756,000	817,000
Securities available-for-sale:
Taxable	2,485,000	2,923,000
Nontaxable	271,000	275,000
FHLB dividends	92,000	108,000
Other interest-earning assets	29,000	41,000
Total interest income	26,571,000	28,707,000

Interest expense:
Deposits	2,336,000	3,402,000
Borrowed money	1,477,000	1,773,000
Total interest expense	3,813,000	5,175,000
Net interest income before provision for loan losses	22,758,000	23,532,000
Provision for loan losses	3,775,000	9,995,000
Net interest income after provision for loan losses	18,983,000	13,537,000

Noninterest income:
Fees and service charges	1,865,000	1,998,000
Bank owned life insurance	351,000	325,000
Gain on calls and sales of securities, net	153,000	2,340,000
Gain on sales of mortgage loans	649,000	887,000
Loss on sale of loans	(372,000)	—
Gain on sale of other real estate owned	326,000	429,000
Gain on life insurance proceeds	537,000	—
Miscellaneous	456,000	410,000
Total noninterest income	3,965,000	6,389,000

Noninterest expenses:
Salaries and employee benefits	10,501,000	9,470,000
Occupancy, net	2,045,000	1,967,000
Equipment	794,000	971,000
Data processing	1,425,000	1,291,000
Advertising	558,000	537,000
FDIC insurance premium	876,000	612,000
Charitable contributions	130,000	86,000
Stationery and supplies	209,000	208,000
Legal	537,000	485,000
Bank-card related services	526,000	546,000
Other real estate owned	143,000	603,000
Miscellaneous	2,094,000	2,877,000
Total noninterest expenses	19,838,000	19,653,000
Income before income tax expense (benefit)	3,110,000	273,000
Income tax expense (benefit)	640,000	(247,000)
Net income	2,470,000	520,000
Dividends on preferred stock	633,000	352,000
Net income available to common Shareholders	$1,837,000	$168,000

Basic and diluted earnings per common share	$0.31	$0.03

Weighted average number of basic and diluted common shares outstanding	5,937,058	5,908,503

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012

Net income	$2,470,000	$520,000

Other comprehensive (loss) income:
Change in unrealized holding gains on securities
available-for-sale arising during the period	(7,031,000)	763,000
Reclassification adjustment for gains in net income	(153,000)	(2,340,000)
Net unrealized loss	(7,184,000)	(1,577,000)
Tax effect	2,782,000	614,000
Net unrealized loss, net of tax amount	(4,402,000)	(963,000)

Change in fair value of interest rate swap	253,000	81,000
Tax effect	(101,000)	(32,000)
Change in fair value of interest rate swap,
net of tax amount	152,000	49,000

Total other comprehensive loss	(4,250,000)	(914,000)

Total comprehensive loss	$(1,780,000)	$(394,000)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax.

	Balance at
	December 31,
	2013	2012

Unrealized gain on securities available-for-sale	$(3,455,000)	$947,000
Unrealized loss on fair value of interest rate swap	(335,000)	(487,000)

Accumulated other comprehensive income (loss), net	$(3,790,000)	$460,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2013 and 2012
					Accumulated
					Other
					Compre-hensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance – January 1, 2012	$14,955,000	5,882,504	$40,420,000	$1,043,000	$1,374,000	$57,792,000
Cash dividends declared ($0.15 per share)	—	—	—	(886,000)	—	(886,000)
Payment of discount on dividend reinvestment plan	—	—	(8,000)	—	—	(8,000)
Cash dividends declared on preferred stock	—	—	—	(352,000)	—	(352,000)
Common stock issued under dividend reinvestment plan	—	32,574	148,000	—	—	148,000
Common stock issued under stock plans	—	9,787	46,000	—	—	46,000
Amortization of issuance costs	9,000	—	—	(9,000)	—	—
Net income	—	—	—	520,000	—	520,000
Other comprehensive loss	—	—	—	—	(914,000)	(914,000)

Balance -- December 31, 2012	14,964,000	5,924,865	40,606,000	316,000	460,000	56,346,000
Cash dividends declared ($0.04 per share)	—	—	—	(238,000)	—	(238,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(633,000)	—	(633,000)
Common stock issued under dividend reinvestment plan	—	7,647	36,000	—	—	36,000
Common stock issued under stock plans	—	11,255	50,000	—	—	50,000
Amortization of issuance costs	10,000	—	—	(10,000)	—	—
Net income	—	—	—	2,470,000	—	2,470,000
Other comprehensive loss	—	—	—	—	(4,250,000)	(4,250,000)

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,470,000	$520,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	428,000	532,000
Amortization of premiums and accretion of discounts, net	1,299,000	1,628,000
Accretion (amortization) of deferred loan fees	44,000	49,000
Provision for loan losses	3,775,000	9,995,000
Originations of mortgage loans held for sale	(39,815,000)	(61,431,000)
Proceeds from sale of mortgage loans	41,248,000	66,245,000
Proceeds from sale of loans	3,089,000	—
Gain on sales of mortgage loans	(649,000)	(887,000)
Loss on sale of loans	372,000	—
Gain on sales and calls of securities	(153,000)	(2,340,000)
Gain on sale of other real estate owned	(326,000)	(429,000)
Deferred income tax benefit	370,000	115,000
Decrease in accrued interest receivable	306,000	246,000
Decrease in accrued interest payable	(159,000)	(215,000)
Earnings on bank owned life insurance	(351,000)	(325,000)
Gain on life insurance proceeds	(537,000)	—
Decrease in other assets	2,047,000	950,000
Increase (decrease) in other liabilities	704,000	(1,870,000)
Net cash provided by operating activities	14,162,000	12,783,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(48,539,000)	(134,832,000)
Proceeds from maturities and principal repayments on securities available-for-sale	27,768,000	27,964,000
Proceeds from sales and calls on securities available-for-sale	18,823,000	102,300,000
Proceeds from maturities and principal repayments on securities held to maturity	2,491,000	4,147,000
Proceeds from sales and calls on securities held to maturity	1,170,000	4,418,000
Sale of FHLB-NY stock	80,000	265,000
Net (increase) decrease in loans	(4,859,000)	2,106,000
Proceeds from sale of other real estate owned	1,253,000	7,292,000
Purchase of bank owned life insurance	(3,000,000)	—
Life insurance proceeds	1,055,000	—
Additions to premises and equipment	(522,000)	(76,000)
Net cash provided by (used in) investing activities	(4,280,000)	13,584,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,279,000	8,510,000
Net decrease in interest-bearing deposits	(21,942,000)	(11,808,000)
Net decrease in securities sold under agreements to repurchase	(43,000)	(6,999,000)
Net decrease in borrowings	—	(7,700,000)
Cash dividends paid on common stock	(238,000)	(886,000)
Cash dividends paid on preferred stock	(633,000)	(352,000)
Payment of discount on dividend reinvestment plan	(2,000)	(8,000)
Issuance of common stock	86,000	194,000
Net cash used in financing activities	(13,493,000)	(19,049,000)

Net increase (decrease) in cash and cash equivalents	(3,611,000)	7,318,000
Cash and cash equivalents - beginning	21,016,000	13,698,000
Cash and cash equivalents - ending	$17,405,000	$21,016,000

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,972,000	$5,390,000
Cash paid during the year for income taxes	$275,000	$1,316,000
Transfers from loans to loans held for sale	$6,261,000	$—
Transfers from loans to other real estate owned	$349,000	$2,821,000

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

Loans held for sale

Loans held for sale at December 31, 2012 represent mortgage loans originated and intended for sale in the secondary market, which are carried at the lower of cost or fair value on an aggregate basis. Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with loan servicing rights released to the buyer. There were no mortgage loans held for sale at December 31, 2013.

Loans held for sale at December 31, 2013 represent a group of nonperforming loans to a single borrower that are being marketed for sale. The estimated fair value is based on the fair value of the notes.

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

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of the full loan balance is in doubt. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the note, or the fair value of the collateral if the loan is collateral-dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined for each portfolio segment and class, and is based on the actual loss history experienced by the Corporation over the most recent 3 years. For each portfolio segment the Bank prepares a migration analysis which analyzes the historical loss experience. The migration analysis is updated quarterly for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment or class. These qualitative factors include consideration of the following: levels of and trends in charge-offs; levels of and trends in delinquencies and impaired loans; levels and trends in loan size; levels of real estate concentrations; national and local economic trends and conditions; the depth and experience of lending management and staff; and other changes in lending policies, procedures, and practices.

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

Commercial Real Estate – Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial Real Estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with over supply of units in a specific region.

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

Dividend Reinvestment Plan

The Corporation offers shareholders the opportunity to participate in a dividend reinvestment plan. Plan participants may reinvest cash dividends to purchase new shares of stock at 95% of the market value, based on the most recent trades. Cash dividends due to the plan participants are utilized to acquire shares from either, or a combination of, the issuance of authorized shares or purchases of shares in the open market through an approved broker. The Corporation reimburses the broker for the 5% discount when the purchase of the Corporation’s stock is completed. The plan is considered to be non-compensatory.

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

Income taxes

The Corporation records income taxes in accordance with Accounting Standard Codification 740, Income Taxes, as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2013 the Bank could have paid dividends totaling approximately $3.0 million. At December 31, 2013, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating. In accordance with a notice received from the FRB-NY, the Corporation is required to obtain the written approval of FRB-NY prior to issuing dividends. Also, please see Note 11 to the consolidated financial statements with respect to restrictions on the Corporation’s ability to declare and pay dividends resulting from the terms of the Corporation’s Series B Preferred Shares.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): “Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. The standard is effective for annual and interim periods beginning on January 1, 2013, and it is required to be applied retrospectively. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The standard is effective for reporting periods, including interim periods, beginning after December 15, 2014. The adoption of the standard is not expected to have a material effect on the Corporation’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU requires that an unrecognized tax benefit, or a portion of thereof, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The standard is effective for reporting periods, including interim periods, beginning after December 15, 2013. The adoption of the standard is not expected to have a material effect on the Corporation’s consolidated financial statements.

Note 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

Prior to July 26, 2012, cash reserves were required to be maintained on deposit with the Federal Reserve Bank based on the Bank’s deposits. The average amounts of the reserves on deposit for 2012 through this date was approximately $25,000. After July 26, 2012 no required reserves were held at the Federal Reserve Bank.

Note 3. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$41,066,000	$15,000	$2,389,000	$38,692,000
Obligations of state and political subdivisions	1,429,000	—	71,000	1,358,000
Mortgage-backed securities-residential	115,134,000	244,000	3,143,000	112,235,000
Asset-back securities (a)	9,874,000	11,000	49,000	9,836,000
Corporate debt	2,995,000	5,000	115,000	2,885,000

Total debt securities	170,498,000	275,000	5,767,000	165,006,000
Other equity investments	3,543,000	—	138,000	3,405,000
	$174,041,000	$275,000	$5,905,000	$168,411,000

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$4,003,000	$3,000	$—	$4,006,000
U.S. government-sponsored agencies	37,287,000	35,000	67,000	37,255,000
Obligations of state and political subdivisions	13,724,000	468,000	22,000	14,170,000
Mortgage-backed securities-residential	104,341,000	1,176,000	89,000	105,428,000
Asset-back securities (a)	9,874,000	22,000	12,000	9,884,000
Corporate debt	492,000	3,000	—	495,000

Total debt securities	169,721,000	1,707,000	190,000	171,238,000
Other equity investments	3,425,000	37,000	—	3,462,000
	$173,146,000	$1,744,000	$190,000	$174,700,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2013 and 2012 were $18,823,000 and $102,300,000, respectively. There were gross gains totaling $233,000 and gross losses totaling $80,000 realized on sales or calls during the year ended December 31, 2013. There were gross gains totaling $2,290,000 and gross losses totaling $8,000 realized on sales or calls during the year ended December 31, 2012.

The fair value of available-for-sale securities pledged to secure public deposits for the year ending December 31, 2013 and 2012 was $944,000 and $1,246,000, respectively. See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrealized gains and losses:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$258,000	$31,000	$—	$289,000
Obligations of state and political subdivisions	20,642,000	838,000	—	21,480,000
Mortgage-backed securities-residential	5,064,000	388,000	—	5,452,000
	$25,964,000	$1,257,000	$—	$27,221,000

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$260,000	$46,000	$—	$306,000
Obligations of state and political subdivisions	22,787,000	1,407,000	—	24,194,000
Mortgage-backed securities-residential	6,671,000	597,000	—	7,268,000
	$29,718,000	$2,050,000	$—	$31,768,000

Cash proceeds realized from calls of securities held to maturity for the years ended December 31, 2013 and 2012 were $1,170,000 and $4,418,000, respectively. There were no gross gains and no gross losses realized from sales and calls for the year ended December 31, 2013. There were gross gains totaling $58,000 and no gross losses realized from sales and calls for the year ended December 31, 2012.

See also Note 8 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Banks and the Federal Home Loan Mortgage Corporation which then issues securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year end 2013 and 2012, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

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

	December 31, 2013
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$—	$—
After one year, but within five years	5,045,000	4,964,000
After five years, but within ten years	21,428,000	20,247,000
After ten years	19,017,000	17,724,000
Mortgage-backed securities - residential	115,134,000	112,235,000
Asset-backed securities	9,874,000	9,836,000
Total	$170,498,000	$165,006,000

Held to maturity
Within one year	$4,963,000	$5,018,000
After one year, but within five years	11,237,000	11,838,000
After five years, but within ten years	4,523,000	4,727,000
After ten years	177,000	186,000
Mortgage-backed securities - residential	5,064,000	5,452,000
Total	$25,964,000	$27,221,000

The following tables summarize the fair value and unrealized losses in the available-for-sale securities portfolio of those investment securities which reported an unrealized loss at December 31, 2013 and 2012, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2013 and 2012. There were no investment securities in the held to maturity portfolio which reported an unrealized loss at December 31, 2013 or 2012.

Available-for-Sale
2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government
sponsored agencies	$24,517,000	$(1,531,000)	$8,987,000	$(858,000)	$33,504,000	$(2,389,000)
Obligations of state and
political subdivisions	949,000	(43,000)	409,000	(28,000)	1,358,000	(71,000)
Mortgage-backed
securities-residential	75,183,000	(2,304,000)	13,334,000	(839,000)	88,517,000	(3,143,000)
Asset-backed securities	8,791,000	(49,000)	—	—	8,791,000	(49,000)
Corporate debt	2,385,000	(115,000)	—	—	2,385,000	(115,000)
Other equity investments	3,346,000	(138,000)	—	—	3,346,000	(138,000)
Total temporarily
impaired securities	$115,171,000	$(4,180,000)	$22,730,000	$(1,725,000)	$137,901,000	$(5,905,000)

Available-for-Sale
2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government -
sponsored agencies	$20,716,000	$(67,000)	$—	$—	$20,716,000	$(67,000)
Obligations of state and
political subdivisions	3,257,000	(22,000)	—	—	3,257,000	(22,000)
Mortgage-backed
securities-residential	23,715,000	(89,000)	—	—	23,715,000	(89,000)
Asset-backed securities	3,047,000	(12,000)	—	—	3,047,000	(12,000)
Total temporarily
impaired securities	$50,735,000	$(190,000)	$—	$—	$50,735,000	$(190,000)

Other-Than-Temporary-Impairment

At December 31, 2013, there were five U.S. government sponsored agency securities, one obligation of state and political subdivisions security, and twelve mortgage-backed securities in a continuous loss position for 12 months or longer. Management has assessed the securities that were in an unrealized loss position at December 31, 2013 and 2012 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

In making this determination management considered the following factors: the period of time the securities were in an unrealized loss position; the percentage decline in comparison to the securities’ amortized cost; any adverse conditions specifically related to the security, an industry or a geographic area; the rating or changes to the rating by a credit rating agency; the financial condition of the issuer and guarantor and any recoveries or additional declines in fair value subsequent to the balance sheet date.

Management does not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Note 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2013 and 2012, respectively, the loan portfolio consisted of the following:

	December 31,
	2013	2012

Commercial:
Secured by real estate	$46,162,000	$58,160,000
Other	27,728,000	31,254,000
Commercial real estate	253,035,000	242,763,000
Commercial construction	3,445,000	9,324,000
Residential real estate	77,540,000	67,200,000
Consumer:
Secured by real estate	25,458,000	30,982,000
Other	534,000	624,000
Other	107,000	116,000
Total gross loans	434,009,000	440,423,000

Less: Deferred loan (fees) costs, net	(168,000)	(50,000)
Allowance for loan losses	9,915,000	10,641,000
	9,747,000	10,591,000

Loans, net	$424,262,000	$429,832,000

At December 31, 2013 and 2012, loan participations sold by the Corporation to other lending institutions totaled approximately $12,725,000 and $20,559,000, respectively. These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2013 and 2012, these loans aggregated approximately $2,515,000 and $2,927,000, respectively. During the year ended December 31, 2013, new loans totaling $1,045,000 were granted and repayments totaled approximately $1,457,000. The loans, at December 31, 2013, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2013
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$4,832,000	$(824,000)	$(983,000)	$348,000	$3,373,000
Commercial real estate	4,936,000	4,395,000	(3,785,000)	119,000	5,665,000
Commercial construction	169,000	(54,000)	(24,000)	26,000	117,000
Residential real estate	308,000	235,000	(83,000)	—	460,000
Consumer	352,000	60,000	(145,000)	21,000	288,000
Other	3,000	(1,000)	(1,000)	2,000	3,000
Unallocated	41,000	(36,000)	—	4,000	9,000
Balance, ending	$10,641,000	$3,775,000	$(5,021,000)	$520,000	$9,915,000

	Year Ended December 31, 2012
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$5,368,000	$6,368,000	$(7,144,000)	$240,000	$4,832,000
Commercial real estate	4,943,000	3,570,000	(3,577,000)	—	4,936,000
Commercial construction	480,000	78,000	(394,000)	5,000	169,000
Residential real estate	303,000	25,000	(21,000)	1,000	308,000
Consumer	498,000	(79,000)	(69,000)	2,000	352,000
Other	2,000	2,000	(5,000)	4,000	3,000
Unallocated	10,000	31,000	—	—	41,000
Balance, ending	$11,604,000	$9,995,000	$(11,210,000)	$252,000	$10,641,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013 and 2012:

	December 31, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for
loan losses:
Ending
Allowance
balance
attributable
to loans

Individually
evaluated
for
impairment	$300,000	$72,000	$—	$—	$—	$—	$—	$372,000

Collectively
evaluated
for
impairment	3,073,000	5,593,000	117,000	460,000	288,000	3,000	9,000	9,543,000

Total ending
allowance
balance	$3,373,000	$5,665,000	$117,000	$460,000	$288,000	$3,000	$9,000	$9,915,000

Loans:
Loans
individually
evaluated
for
impairment	$7,261,000	$12,821,000	$1,196,000	$755,000	$617,000	$—	$—	$22,650,000

Loans
collectively
evaluated
for
impairment	66,629,000	240,214,000	2,249,000	76,785,000	25,375,000	107,000	—	411,359,000

Total ending
Loan balance	$73,890,000	$253,035,000	$3,445,000	$77,540,000	$25,992,000	$107,000	$—	$434,009,000

	December 31, 2012
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

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

Loans
collectively
evaluated
for
impairment	80,773,000	229,960,000	3,295,000	66,787,000	30,806,000	116,000	—	411,737,000

Total ending
Loan balance	$89,414,000	$242,763,000	$9,324,000	$67,200,000	$31,606,000	$116,000	$—	$440,423,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2013	2012

Commercial:
Secured by real estate	$2,182,000	$3,374,000
Other	73,000	261,000
Commercial real estate	6,592,000	10,083,000
Commercial construction	—	3,080,000
Residential real estate	755,000	413,000
Consumer:
Secured by real estate	617,000	800,000

Total nonaccrual loans	$10,219,000	$18,011,000

At December 31, 2013 there was one relationship which included four nonaccrual commercial real estate loans totaling $2.8 million that was classified as held for sale.

At December 31, 2013 there were no loans that were past due 90 days and still accruing. At December 31, 2012 there was one commercial – secured by real estate loan for $237,000 that was past due 90 days and still accruing. The loan is considered well secured and was in the process of collection.

The following presents loans individually evaluated for impairment by class of loans as of the periods indicated:

	At And For The Year Ended December 31, 2013
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,204,000	$5,756,000		$6,286,000	$239,000
Other	80,000	73,000		98,000	1,000
Commercial real estate	12,920,000	10,474,000		9,952,000	118,000
Commercial construction	567,000	528,000		2,753,000	52,000
Residential real estate	826,000	755,000		529,000	—
Consumer:
Secured by real estate	630,000	617,000		730,000	—

With an allowance recorded:
Commercial:
Secured by real estate	686,000	559,000	$269,000	900,000	28,000
Other	877,000	873,000	31,000	1,067,000	52,000
Commercial real estate	2,356,000	2,347,000	72,000	3,174,000	47,000
Commercial construction	1,043,000	668,000	—	430,000	43,000
Residential real estate	—	—	—	36,000	—
Consumer:
Secured by real estate	—	—	—	68,000	—
Total impaired loans	$27,189,000	$22,650,000	$372,000	$26,023,000	$580,000

During the year ended December 31, 2013, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2012
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$9,689,000	$6,557,000		$4,221,000	$92,000
Other	424,000	146,000		109,000	5,000
Commercial real estate	17,211,000	12,149,000		10,054,000	158,000
Construction:
Commercial	7,300,000	6,029,000		6,041,000	53,000
Residential	—	—		—	—
Residential real estate	451,000	413,000		393,000	—
Consumer:
Secured by real estate	834,000	800,000		922,000	—
Other	—	—		—	—
Other	—	—		—	—

With an allowance recorded:
Commercial:
Secured by real estate	965,000	781,000	$176,000	2,589,000	25,000
Other	1,163,000	1,157,000	75,000	2,195,000	43,000
Commercial real estate	923,000	654,000	15,000	2,940,000	18,000
Construction:
Commercial	—	—	—	1,224,000	—
Residential	—	—	—	596,000	—
Residential real estate	—	—	—	239,000	—
Consumer:
Secured by real estate	—	—	—	—	—
Other	—	—	—	—	—
Other	—	—	—	—	—
Total impaired loans	$38,960,000	$28,686,000	$266,000	$31,523,000	$394,000

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2013
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$866,000	$—	$499,000	$1,365,000	$44,797,000	$46,162,000
Other	—	—	—	—	27,728,000	27,728,000
Commercial real
estate	1,043,000	—	5,100,000	6,143,000	246,892,000	253,035,000
Commercial construction	—	—	—	—	3,445,000	3,445,000
Residential real
estate	—	—	523,000	523,000	77,017,000	77,540,000
Consumer:
Secured by
real estate	—	—	479,000	479,000	24,979,000	25,458,000
Other	—	3,000	—	3,000	531,000	534,000
Other	—	—	—	—	107,000	107,000
Total	$1,909,000	$3,000	$6,601,000	$8,513,000	$425,496,000	$434,009,000

	December 31, 2012
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$101,000	$179,000	$2,674,000	$2,954,000	$55,206,000	$58,160,000
Other	25,000	98,000	52,000	175,000	31,079,000	31,254,000
Commercial real
estate	2,582,000	—	9,023,000	11,605,000	231,158,000	242,763,000
Commercial construction	—	460,000	815,000	1,275,000	8,049,000	9,324,000
Residential real
estate	161,000	—	413,000	574,000	66,626,000	67,200,000
Consumer:
Secured by
real estate	67,000	—	647,000	714,000	30,268,000	30,982,000
Other	—	—	—	—	624,000	624,000
Other	—	—	—	—	116,000	116,000
Total	$2,936,000	$737,000	$13,624,000	$17,297,000	$423,126,000	$440,423,000

Troubled Debt Restructurings

At December 31, 2013 and 2012, the Corporation had $16.6 million and $11.7 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $15.2 million and $10.4 million were performing in accordance with their new terms at December 31, 2013 and 2012, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $281,000 and $246,000 have been allocated for the troubled debt restructurings at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Corporation had committed $257,000 and $241,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the year ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	—	$—	$—	9	$1,875,000	$1,875,000
Other	1	17,000	17,000	7	3,735,000	3,735,000
Commercial real estate	3	6,361,000	6,361,000	1	755,000	755,000
Commercial construction	—	—	—	1	300,000	300,000
Total	4	$6,378,000	$6,378,000	18	$6,665,000	$6,665,000

During the year ended December 31, 2013, 4 loans were modified as trouble debt restructurings. The terms of a $17,000 loan represented a term out of a remaining balance on a matured loan. The modification of the terms of a $2.0 million loan represented a period of principal forbearance as well as some principal forgiveness, which is partially contingent on three years of satisfactory performance under the forbearance agreement. The modification of the terms of two loans to one borrower totaling $4.3 million represented a period of principal forbearance.

During the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructured loans. The modification of the terms of such loans primarily represents an extension of the maturity date at terms more favorable than the current market terms for new debt with similar risk, including a lower interest rate. Many of the modifications represent the term out of previous lines of credit that were not renewed. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 15 years.

For the years ended December 31, 2013 and December 31, 2012, the troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $63,000 and $2.4 million, respectively. There were $616,000 and $3.3 million of charge-offs in 2013 and 2012, respectively, related to these troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$39,114,000	$3,387,000	$3,661,000	$—	$—	$46,162,000
Other	25,604,000	1,325,000	799,000	—	—	27,728,000
Commercial real estate	241,488,000	7,326,000	4,221,000	—	—	253,035,000
Commercial construction	2,164,000	1,281,000	—	—	—	3,445,000
Total	$308,370,000	$13,319,000	$8,681,000	$—	$—	$330,370,000

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$47,524,000	$7,368,000	$3,268,000	$—	$—	$58,160,000
Other	29,484,000	1,508,000	185,000	77,000	—	31,254,000
Commercial real estate	215,158,000	16,003,000	9,007,000	2,595,000	—	242,763,000
Commercial construction	3,294,000	2,950,000	3,080,000	—	—	9,324,000
Total	$295,460,000	$27,829,000	$15,540,000	$2,672,000	$—	$341,501,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2013 and 2012.

	December 31, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,017,000	$523,000	$77,540,000
Consumer:
Secured by real estate	24,979,000	479,000	25,458,000
Other	534,000	—	534,000
Total	$102,530,000	$1,002,000	$103,532,000

	December 31, 2012
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$66,626,000	$574,000	$67,200,000
Consumer:
Secured by real estate	30,268,000	714,000	30,982,000
Other	624,000	—	624,000
Total	$97,518,000	$1,288,000	$98,806,000

Note 5. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012

Land	$2,999,000	$2,999,000
Buildings and improvements	3,281,000	2,883,000
Leasehold improvements	2,246,000	2,244,000
Furniture, fixtures, and equipment	2,195,000	3,034,000
	10,721,000	11,160,000
Less: accumulated depreciation and amortization	4,982,000	5,515,000
Total premises & equipment, net	$5,739,000	$5,645,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $428,000 and $532,000 in 2013 and 2012, respectively.

Note 6. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012

Aquired by foreclosure or deed in lieu of foreclosure	$480,000	$1,058,000
Allowance for losses on other real estate owned	(29,000)	—
Other real estate, net	$451,000	$1,058,000

Activity in the allowance for losses on other real estate owned was as follows:

	Years Ended December 31,
	2013	2012

Beginning of year	$—	$38,000
Additions charged to expense	29,000	188,000
Reductions from sales of other real estate owned	—	(226,000)
End of year	$29,000	$—

Net gain on sale of other real estate owned totaled $326,000 and $429,000 for the year ended December 31, 2013 and 2012, respectively.

Expenses related to other real estate owned include:

	Years Ended December 31,
	2013	2012

Provision for unrealized losses	$29,000	$188,000
Operating expenses, net of rental income	114,000	415,000
End of year	$143,000	$603,000

Note 7. DEPOSITS

	December 31,
	2013	2012

Noninterest-bearing demand	$133,565,000	$124,286,000

Interest-bearing checking accounts	179,892,000	177,516,000
Money market accounts	47,366,000	63,955,000
Total interest-bearing demand	227,258,000	241,471,000

Statement savings and clubs	71,103,000	60,478,000
Business savings	9,177,000	7,860,000
Total savings	80,280,000	68,338,000

IRA investment and variable rate savings	32,160,000	35,058,000
Money market certificates	104,328,000	121,101,000
Total certificates of deposit	136,488,000	156,159,000

Total interest-bearing deposits	444,026,000	465,968,000
Total deposits	$577,591,000	$590,254,000

Certificates of deposit with balances of $100,000 or more at December 31, 2013 and 2012, totaled $83,609,000 and $94,883,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2014	$82,155,000
2015	31,032,000
2016	15,719,000
2017	5,531,000
2018	1,954,000
$136,391,000

Note 8. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
Advances maturing	Amount	Rate	Amount	Rate
Within one year	$—	—%	$—	—%
After one year, but within two years	—	—%	—	—%
After two years, but within three years	10,000,000	1.64%	—	—%
After three years, but within four years	5,000,000	1.16%	10,000,000	1.64%
After four years, but within five years	10,000,000	1.85%	5,000,000	1.16%
After five years	—	—%	10,000,000	1.85%
	$25,000,000	1.63%	$25,000,000	1.63%

During the fiscal years 2013 and 2012, the maximum amount of FHLB-NY advances outstanding at any month end was $40.1 million and $36.8 million, respectively. The average amount of advances outstanding during the year ended December 31, 2013 and 2012 was $26.7 million and $26.9 million, respectively.

At December 31, 2013, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

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

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2013 and 2012, the advances were collateralized by $63.2 million and $55.2 million, respectively, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $5.1 million and $5.3 million of investment securities as of December 31, 2013 and 2012, respectively. Based on the collateral the Corporation was eligible to borrow up to a total of $68.3 million at December 31, 2013 and $60.5 million at December 31, 2012.

The Corporation has the ability to borrow overnight with the FHLB-NY. There were no overnight borrowings with the FHLB-NY at December 31, 2013 and 2012. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2013 and 2012, the Corporation’s borrowing capacity at the Discount Window was $5.6 million and $5.1 million, respectively. In addition, at December 31, 2013 and 2012 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $21 million and $11 million, respectively, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2013 and 2012.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

Included in the balance of securities sold under agreements to repurchase is a wholesale repurchase agreement with a broker that matures in 2014. After a fixed rate period, the borrowing converted to a floating rate at 9.00% minus 3-month London Interbank Offered Rate (LIBOR) measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement is collateralized by agency securities maintained in safekeeping with the broker. On September 25, 2012 the Corporation repaid $7 million of the original $14 million wholesale repurchase agreement. In connection with the repayment, the Corporation incurred a prepayment premium of $691,000 which is included in noninterest expenses for the year ended December 31, 2012.

The remaining balance at December 31, 2013 and 2012 was securities sold to Bank customers at a fixed rate with maturities varying from 6 months to one year. These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2013 and 2012, securities sold under agreements to repurchase were collateralized by U.S. Treasury and U.S. government-sponsored agency securities having a carrying value of approximately $8,282,000 and $11,002,000, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2013	2012

Balance	$7,300,000	$7,343,000
Weighted average interest rate at year end	4.95%	4.92%
Maximum amount outstanding at any month end
during the year	$8,044,000	$14,342,000
Average amount outstanding during the year	$7,501,000	$12,468,000
Average interest rate during the year	4.89%	5.10%

Note 9. SUBORDINATED DEBENTURES

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (“Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore the trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Debentures are shown as a liability.

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2013 and 2012, the rate on both the Capital Securities and the Debentures was 3.19% and 3.26%, respectively. The Corporation has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 10. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2013, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

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

At the years ended 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that have occurred since that notification that management believes would change the Bank's category.

Management believes that, as of December 31, 2013, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2013 and 2012 compared to the minimum capital adequacy requirements and the requirements for classification as a well-capitalized institution under the prompt corrective action regulations:

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Leverage (Tier 1) capital
Consolidated	$61,461,000	9.04%	$27,200,000	4.00%	N/A	N/A
Bank	59,976,000	8.84%	27,135,000	4.00%	$33,919,000	5.00%

Risk-based capital:
Tier 1
Consolidated	61,461,000	13.52%	18,184,000	4.00%	N/A	N/A
Bank	59,976,000	13.21%	18,156,000	4.00%	27,233,000	6.00%

Total
Consolidated	67,196,000	14.78%	36,368,000	8.00%	N/A	N/A
Bank	65,702,000	14.48%	36,311,000	8.00%	45,389,000	10.00%

December 31, 2012
Leverage (Tier 1) capital
Consolidated	$62,887,000	9.09%	$27,682,000	4.00%	N/A	N/A
Bank	61,558,000	8.91%	27,625,000	4.00%	$34,531,000	5.00%

Risk-based capital:
Tier 1
Consolidated	62,887,000	13.63%	18,459,000	4.00%	N/A	N/A
Bank	61,558,000	13.35%	18,440,000	4.00%	27,660,000	6.00%

Total
Consolidated	68,715,000	14.89%	36,917,000	8.00%	N/A	N/A
Bank	67,380,000	14.62%	36,880,000	8.00%	46,100,000	10.00%

In February, 2012 the Bank agreed with its regulators to maintain a minimum Leverage (Tier 1) capital ratio of at least 8% and a minimum Total Risk-based capital ratio of at least 10%. As presented above, at December 31, 2013, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

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

The terms of the Series B Preferred Shares provide for a liquidation preference of $1,000 per share and impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of the Corporation’s Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate could fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Shares are outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, thereafter, for the eleventh through the first half of the nineteenth dividend periods, from 1% to 7%. In general, the dividend rate decreases as the level of the Bank’s QSBL increases. In the event that the Series B Preferred Shares remain outstanding for more than four and one half years, the dividend rate will be fixed at 9%. During 2013, the dividend quarterly rate ranged between 3.38% and 4.56%, and fixed at 4.56% beginning with the quarter ended December 31, 2013. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances. In the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and Series B Preferred Shares with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the Federal Reserve, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are includable in Tier I capital for regulatory capital.

Note 12. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing expense for the year ended December 31, 2013 was $100,000. There was no profit sharing plan expense for the year ended December 31, 2012.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2013 and 2012 amounted to approximately $155,000 and $145,000, respectively.

During 1996, the Corporation adopted an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 8,439 and 7,589 shares during 2013 and 2012, respectively. At December 31, 2013, the Corporation had 186,080 shares reserved for issuance under this plan.

Note 13. STOCK-BASED COMPENSATION

At December 31, 2013, the Corporation had various types of stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 7,162 and 5,591 shares for 2013 and 2012, respectively. At December 31, 2013, the Corporation had 533,154 shares authorized but unissued for this plan.

Employee Stock Option Plan

The Employee Stock Option Plan provided for options to purchase shares of common stock to be issued to employees of the Corporation at the discretion of the Compensation Committee. There were no options granted during 2013 or 2012. There were no options exercised during 2013 or 2012. All options under the Employee Stock Option Plan expired on July 15, 2013, therefore, as of December 31, 2013 there were no options outstanding.

Non-Employee Directors Stock Option Plan

The 2006 Stock Option Plan for Non-Employee Directors provided for options to purchase shares of Common Stock to be granted to non-employee directors of the Corporation. No options have been granted under the plan since 2009 and no further options will be awarded under the plan. All options granted under the 2006 Stock Option Plan for Non-Employee Directors had exercise prices equal to the market price of the Common Stock on the grant date and vested in equal annual installments over a period of five years. Pursuant to its terms, all options issued under the 2006 Stock Option Plan for Non-Employee Directors expired on the earlier of the sixth anniversary of the date of the grant or May 15, 2012. Therefore, as of December 31, 2012, all options had expired.

There was no compensation expense for the 2006 Stock Option Plan for Non-Employee Directors for the year ended December 31, 2012.

No options were exercised under the 2006 Stock Option Plan for Non-Employee Directors during the year ended December 31, 2012.

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. No awards were granted during the years ended December 31, 2013 or December 31, 2012. At December 31, 2013 and December 31, 2012, the Corporation had 192,355 shares authorized but unissued for this plan.

Note 14. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012

Net Income	$2,470,000	$520,000
Dividends on preferred stock and accretion	633,000	352,000
Net income available to common shareholders	$1,837,000	$168,000

Weighted-average common shares outstanding - basic	5,937,058	5,908,503
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	5,937,058	5,908,503

Basic earnings per common share	$0.31	$0.03
Diluted earnings per common share	$0.31	$0.03

For the years ended December 31, 2013 and 2012, stock options to purchase 3,627 and 31,683 of average shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.

Note 15. INCOME TAXES

The components of income tax benefit are summarized as follows:

	Years Ended December 31,
	2013	2012
Current tax expense (benefit)
Federal	$221,000	$(440,000)
State	49,000	78,000
	270,000	(362,000)
Deferred tax expense (benefit)
Federal	180,000	158,000
State	167,000	(93,000)
Valuation allowance	23,000	50,000
	370,000	115,000
	$640,000	$(247,000)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2013	2012

Federal income tax	$1,057,000	$93,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	146,000	(2,000)
Nontaxable interest income	(376,000)	(399,000)
Life insurance	(305,000)	(113,000)
Nondeductible expenses	15,000	17,000
Write-off of Federal deferred tax asset	90,000	133,000
Change in valuation reserve	19,000	42,000
Other items, net	(6,000)	(18,000)

Effective federal income taxes	$640,000	$(247,000)

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Allowance for loan losses	$3,960,000	$4,250,000
Accrued compensation	120,000	—
Nonaccrual loan interest	915,000	1,112,000
Depreciation	434,000	425,000
Contribution carry forward	178,000	253,000
State capital loss carry forward	122,000	165,000
Unrealized loss on fair value of interest rate swap	223,000	295,000
Unrealized loss on securities available-for-sale	2,176,000	—
Alternate minimum tax	434,000	307,000
	8,562,000	6,807,000
Valuation reserve	(202,000)	(179,000)
	8,360,000	6,628,000
Deferred tax liabilities
Unrealized gains on securities available-for-sale	—	607,000
Other	4,000	4,000
	4,000	611,000
Net deferred tax assets	$8,356,000	$6,017,000

At December 31, 2013, the Corporation has provided a full valuation allowance relating to both federal and state tax benefit of all contribution carryforwards except for the 2013 Federal and for the parent company only state tax benefit of net operating loss carryforwards. Management has determined that it is more likely than not that it will not be able to realize the deferred tax benefits described above.

The Corporation has approximately $824,000 of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $7.5 million of net deferred tax assets more likely than not will be utilized through future earnings.

The Corporation has alternate minimum tax (AMT) credit carryforwards of approximately $434,000 to reduce regular Federal income taxes in future years to the extent that the regular federal income tax exceeds AMT. The AMT credit carryforwards have no expiration date.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2013 and 2012 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2013 and 2012. There were no tax interest and penalties accrued for the years ended December 31, 2013 and 2012.

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

At December 31, 2013, the Corporation had residential mortgage commitments to extend credit aggregating approximately $600,000 at fixed rates averaging 3.93% and none at variable rates. Approximately $290,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $572,000 were extended with variable rates averaging 4.46% and none were extended at fixed rates. Generally, commitments were due to expire within approximately 60 days.

Additionally, at December 31, 2013, the Corporation was committed for approximately $60.5 million of unused lines of credit, consisting of $13.3 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.6 million relating to an unsecured overdraft protection program, and $42.6 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $1.9 million at December 31, 2013, of which $1.7 million expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2013, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ending	Minimum
December 31,	Rent

2014	$853,000
2015	625,000
2016	560,000
2017	543,000
2018	477,000
Thereafter	2,087,000
$5,145,000

Rental expense under long-term operating leases for branch offices amounted to approximately $1,210,000 and $1,153,000 during the years ended December 31, 2013 and 2012, respectively. Rental income was approximately $46,000 and $45,000 during the years ended December 31, 2013 and 2012, respectively.

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

Interest Rate Swap Designated as Cash Flow Hedge: The Corporation entered into an interest rate swap with a notional amount of $7 million. It was designated as a cash flow hedge of the Debentures (See Note 9 of the consolidated financial statements) and was determined to be fully effective during the years ended December 31, 2013 and 2012. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of December 31, 2013, Corporation has secured the interest rate swap by pledging investment securities with a fair value of $951,000.

Summary information as of December 31, 2013 about the interest rate swap designated as a cash flow hedge is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	($559,000)

The net expense recorded on the swap transaction totaled $268,000 and $255,000 for the years ended December 31, 2013 and 2012, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of ($559,000) and ($812,000) at December 31, 2013 and 2012, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

Year Ended December 31, 2013
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$152,000	$—	$—

Year Ended December 31, 2012
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$49,000	$—	$—

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

The interest rate swap is reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2013
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$38,692,000	$—	$38,692,000	$—
Obligations of state and
political subdivisions	1,358,000	—	1,358,000	—
Mortgage-backed
securities - residential	112,235,000	—	112,235,000	—
Asset-backed securities	9,836,000	—	9,836,000	—
Corporate bonds	2,885,000	—	2,885,000	—
Other equity investments	3,405,000	3,345,000	60,000	—
Total available-for-sale
securities	$168,411,000	$3,345,000	$165,066,000	$—
Liabilities:
Interest rate swap	$559,000	$—	$559,000	$—

	December 31, 2012
Assets:
Available-for-sale securities
U.S. Treasuries	$4,006,000	$4,006,000	$—	$—
U.S. government -
sponsored agencies	37,255,000	—	37,255,000	—
Obligations of state and
political subdivisions	14,170,000	—	14,170,000	—
Mortgage-backed
securities - residential	105,428,000	—	105,428,000	—
Asset-backed securities	9,884,000	—	9,884,000	—
Corporate bonds	495,000	—	495,000	—
Other equity investments	3,462,000	3,402,000	60,000	—
Total available-for-sale
securities	$174,700,000	$7,408,000	$167,292,000	$—
Liabilities:
Interest rate swap	$812,000	$—	$812,000	$—

There were no transfers of assets between Level 1 and Level 2 during 2013 and 2012. There were no changes to the valuation techniques for fair value measurements as of December 31, 2013 and 2012

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$5,861,000	$—	$—	$5,861,000
Commercial real estate	8,483,000	—	—	8,483,000
Commercial Construction	1,196,000	—	—	1,196,000
Residential real estate	755,000	—	—	755,000
Consumer:
Secured by real estate	617,000	—	—	617,000
Other real estate owned	451,000	—	—	451,000
	$17,363,000	$—	$—	$17,363,000

	December 31, 2012
Assets:
Impaired loans
Commercial:
Secured by real estate	$6,490,000	$—	$—	$6,490,000
Commercial real estate	10,445,000	—	—	10,445,000
Commercial Construction	4,373,000	—	—	4,373,000
Residential real estate	413,000	—	—	413,000
Consumer:
Secured by real estate	800,000	—	—	800,000
Other real estate owned	1,058,000	—	—	1,058,000
	$23,579,000	$—	$—	$23,579,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $17,180,000, with a valuation allowance of $268,000, resulting in an increase of the provision for loan losses of $3,975,000 for the year ended December 31, 2013.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $22,699,000, with a valuation allowance of $178,000, resulting in an increase of the provision for loan losses of $4,501,000 for the year ended December 31, 2012.

OREO had a recorded investment value of $480,000 with a $29,000 valuation allowance at December 31, 2013. At December 31, 2012 OREO had a recorded investment of $1,058,000 with no valuation allowance. Additional valuation allowances of $29,000 and $188,000 were recorded for the years ended December 31, 2013 and 2012, respectively.

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2013

Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$16,912,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	1% - 25%

			Estimated selling costs.	7%

Other real estate owned	$451,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 8%

			Estimated selling costs.	7%

December 31, 2012

Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$22,521,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%

			Estimated selling costs.	7%

Other real estate owned	$1,058,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 10%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2013
Financial assets:
Cash and cash equivalents	$17,405,000	$17,405,000	$—	$—
Securities available-for-sale	168,411,000	3,345,000	165,066,000	—
Securities held to maturity	25,964,000	—	27,221,000	—
FHLB-NY stock	2,133,000	N/A	N/A	N/A
Loans held for sale	2,800,000	—	—	2,800,000
Loans, net	424,262,000	—	—	434,126,000
Accrued interest receivable	2,066,000	—	735,000	1,331,000

Financial liabilities
Deposits	577,591,000	441,790,000	136,268,000	—
FHLB-NY advances	25,000,000	—	25,404,000	—
Securities sold under
agreements to repurchase	7,300,000	—	7,525,000	—
Subordinated debentures	7,217,000	—	—	7,213,000
Accrued interest payable	401,000	1,000	380,000	20,000
Interest rate swap	559,000	—	559,000	—

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2012
Financial assets:
Cash and cash equivalents	$21,016,000	$21,016,000	$—	$—
Securities available-for-sale	174,700,000	7,408,000	167,292,000	—
Securities held to maturity	29,718,000	—	31,768,000	—
FHLB-NY stock	2,213,000	N/A	N/A	N/A
Mortgage loans held for sale	784,000	—	784,000	—
Loans, net	429,832,000	—	—	449,041,000
Accrued interest receivable	2,372,000	2,000	908,000	1,462,000

Financial liabilities
Deposits	590,254,000	434,569,000	157,219,000	—
FHLB-NY advances	25,000,000	—	25,825,000	—
Securities sold under
agreements to repurchase	7,343,000	—	7,883,000	—
Subordinated debentures	7,217,000	—	—	7,112,000
Accrued interest payable	560,000	1,000	540,000	19,000
Interest rate swap	812,000	—	812,000	—

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

Loans held for sale – Loans in this category include loans that have been committed for sale to third party investors at the current carrying amount resulting in a Level 2 classification. In addition, the amount at December 31, 2013 represents the estimated fair value of a group of nonperforming loans to a single borrower that are being marketed for sale. The estimated fair value is based on the fair value of the note resulting in a Level 3 classification.

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

Deposits – The fair value of deposits, with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand resulting in a Level 1 classification. The fair value of certificates of deposit is based on the discounted value of cash flows resulting in a Level 2 classification. The discount rate is estimated using market discount rates which reflect interest rate risk inherent in the certificates of deposit. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable deposits.

FHLB-NY advances – With respect to FHLB-NY borrowings, the fair value is based on the discounted value of cash flows. The discount rate is estimated using market discount rates which reflect the interest rate risk and credit risk inherent in the term borrowings resulting in a Level 2 classification.

Securities sold under agreements to repurchase – The carrying value approximates fair value due to the relatively short time before maturity resulting in a Level 2 classification.

Subordinated debentures – The fair value of the Debentures is based on the discounted value of the cash flows. The discount rate is estimated using market rates which reflect the interest rate and credit risk inherent in the Debentures resulting in a Level 3 classification.

Accrued interest payable – The carrying amount approximates fair value.

Interest rate swap – The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2013 and 2012 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2013 and 2012 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2013 and 2012, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 19. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2013	2012
Assets

Cash and due from banks	$231,000	$263,000
Securities available-for-sale	951,000	1,004,000
Investment in subsidiary	59,662,000	62,502,000
Accrued interest receivable	2,000	5,000
Other assets	701,000	452,000
Total assets	$61,547,000	$64,226,000

Liabilities and Shareholders' equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	551,000	663,000
Shareholders' equity	53,779,000	56,346,000
Total liabilities and Shareholders' equity	$61,547,000	$64,226,000

Condensed Statements of Income

	Years Ended December 31,
	2013	2012

Interest income - securities available-for-sale	$15,000	$9,000
Interest income - securities held to maturity	—	15,000
Dividend income	1,475,000	675,000
Other income	7,000	15,000
Total income	1,497,000	714,000

Interest expense	504,000	506,000
Other expenses	321,000	319,000
Total expenses	825,000	825,000

Income (loss) before income tax benefit	672,000	(111,000)
Tax benefit	(272,000)	(266,000)
Income before equity in undistributed earnings of subsidiary	944,000	155,000
Equity in undistributed earnings of subsidiary	1,526,000	365,000
Net income	2,470,000	520,000
Dividends on preferred stock and accretion	633,000	352,000
Net income available to common shareholders	$1,837,000	$168,000

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,470,000	$520,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,526,000)	(365,000)
Gains on calls of securities	—	(7,000)
Decrease in accrued interest receivable	3,000	7,000
(Increase) decrease in other assets	(231,000)	193,000
Increase in other liabilities	39,000	105,000
Net cash provided by operating activities	755,000	453,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(500,000)	(1,499,000)
Proceeds from calls on securities available-for-sale	500,000	500,000
Proceeds from calls on securities held to maturity	—	1,000,000
Net cash provided by investing activities	—	1,000

Cash flows from financing activities:
Cash dividends paid on common stock	(238,000)	(886,000)
Cash dividends paid on preferred stock	(633,000)	(352,000)
Payment of discount on dividend reinvestment plan	(2,000)	(8,000)
Issuance of common stock	86,000	194,000
Net cash used in financing activities	(787,000)	(1,052,000)

Net decrease in cash and cash equivalents	(32,000)	(598,000)
Cash and cash equivalents - beginning	263,000	861,000
Cash and cash equivalents - ending	$231,000	$263,000

Note 20. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and (Losses) on	Unrealized Gains	Other
	Available-for-Sale	and (Losses) on	Comprehensive
	(AFS) Securities	Derivatives	Income (Loss)

Balance at December 31, 2012	$947,000	$(487,000)	$460,000
Other comprehensive income (loss)
before reclassifications	(4,306,000)	152,000	(4,154,000)
Amounts reclassified from
other comprehensive income	(96,000)	—	(96,000)
Other comprehensive income, net	(4,402,000)	152,000	(4,250,000)
Balance at December 31, 2013	$(3,455,000)	$(335,000)	$(3,790,000)

	Year Ended December 31, 2012
	Components of
	Accumulated Other Comprehensive Income		Total
	Unrealized Gains		Accumulated
	and (Losses) on	Unrealized Gains	Other
	Available-for-Sale	and (Losses) on	Comprehensive
	(AFS) Securities	Derivatives	Income (Loss)

Balance at December 31, 2011	$1,910,000	$(536,000)	$1,374,000
Other comprehensive income before
reclassifications	464,000	49,000	513,000
Amounts reclassified from
other comprehensive income	(1,427,000)	—	(1,427,000)
Other comprehensive income, net	(963,000)	49,000	(914,000)
Balance at December 31, 2012	$947,000	$(487,000)	$460,000

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2013 and 2012.

	Years Ended		Income
Components of Accumulated Other	December 31,		Statement
Comprehensive (Loss)	2013	2012	Line Item

Unrealized gains on AFS securities
before tax	$153,000	$2,340,000	Gains on securities transactions, net
Tax effect	(57,000)	(913,000)
Total, net of tax	96,000	1,427,000

Note 21. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2013 and 2012 (dollars in thousands).

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$6,870	$6,636	$6,536	$6,529	$26,571
Interest expense	1,004	958	940	911	3,813
Net interest income before provision for loan losses	5,866	5,678	5,596	5,618	22,758
Provision for loan losses	1,600	850	900	425	3,775
Net interest income after provision for loan losses	4,266	4,828	4,696	5,193	18,983
Noninterest income	1,474	995	971	525	3,965
Noninterest expenses	4,932	5,131	4,874	4,901	19,838
Income before income tax expense (benefit)	808	692	793	817	3,110
Income tax expense (benefit)	(14)	231	271	152	640
Net income	822	461	522	665	2,470
Dividends on preferred stock	166	127	170	170	633
Net income available to common shareholders	$656	$334	$352	$495	$1,837
Basic earnings per share	$0.11	$0.06	$0.06	$0.08	$0.31
Diluted earnings per share	$0.11	$0.06	$0.06	$0.08	$0.31

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$7,516	$7,317	$7,120	$6,754	$28,707
Interest expense	1,465	1,357	1,259	1,094	5,175
Net interest income before provision for loan losses	6,051	5,960	5,861	5,660	23,532
Provision for loan losses	1,765	2,900	2,000	3,330	9,995
Net interest income after provision for loan losses	4,286	3,060	3,861	2,330	13,537
Noninterest income	1,550	911	1,719	2,209	6,389
Noninterest expenses	4,754	4,454	5,206	5,239	19,653
Income (loss) before income tax expense (benefit)	1,082	(483)	374	(700)	273
Income tax expense (benefit)	306	(159)	46	(440)	(247)
Net income (loss)	776	(324)	328	(260)	520
Dividends on preferred stock	75	38	112	127	352
Net income (loss) available to common shareholders	$701	$(362)	$216	$(387)	$168
Basic earnings (loss) per share	$0.12	$(0.06)	$0.04	$(0.07)	$0.03
Diluted earnings (loss) per share	$0.12	$(0.06)	$0.04	$(0.07)	$0.03

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on our assessment using those criteria, our management (including our Principal Executive Officer and Principal Accounting Officer) concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2013 were Howard Yeaton (Chairman), John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton and Michael Westra were “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. All members of our Audit Committee are “independent” as defined under Nasdaq listing rule 5605(a)(2).

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2013:

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued upon	Weighted Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	$—	378,435
Equity compensation plans
not approved by security holders	—	$—	533,154
	—	$—	911,589

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 7,162 shares of the Corporation’s Common Stock in the open market during 2013 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2013 and Fiscal 2012,” in the Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(i).2	Certificate of Amendment to the Certificate of Incorporation of Stewardship Financial Corporation (2)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (3)
4.1	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (4)
10.1	1995 Incentive Stock Option Plan (5)
10.2	1995 Employee Stock Purchase Plan (6)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan (7)
10.4	Stewardship Financial Corporation Director Stock Plan (8)
10.5	Amended and Restated 1995 Stock Option Plan (9)
89

10.6	Amended and Restated Director Stock Plan (9)
10.7	Dividend Reinvestment Plan (10)
10.8	2001 Stock Option Plan For Non-Employee Directors (11)
10.9	Dividend Reinvestment Plan (12)
10.10	2006 Stock Option Plan for Non-Employee Directors (13)
10.11	Dividend Reinvestment Plan, as amended and restated effective May 18, 2010 (14)
10.12	2010 Stock Incentive Plan (15)
10.13	Small Business Lending Fund - Securities Purchase Agreement effective September 1, 2011 between the Corporation and the Secretary of the Treasury, and Repurchase Letter dated September 1, 2011 between the Corporation and the U.S. Department of the Treasury (16)
10.14	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge (17)
10.15	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick (18)
10.16	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Mark J. Maurer (19)
13	Annual Report to Shareholders for the year ended December 31, 2013
16	Letter dated February 1, 2013 from Crowe Horwath LLP to the Securities and Exchange Commission (20)
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (21)

-----------------------------------------------------------------

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(3)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.
(4)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(5)	Incorporated by reference from Exhibit 5(B)(10)(a) to the Corporation’s Registration Statement on Form 8-B, Registration No. 0-21855, filed December 10, 1996.
(6)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(7)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.
(8)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 14, 1997.
90

(9)	Incorporated by reference from Exhibits 10(vii) and 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(10)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.
(11)	Incorporated by reference from Exhibit 4(b) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-87842, filed May 8, 2002.
(12)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.
(13)	Incorporated by reference from Exhibit 4(b) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-135462, filed June 29, 2006.
(14)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3, Registration No. 333-167374, filed June 8, 2010.
(15)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.
(16)	Incorporated by reference from Exhibits 10.1 and 10.2 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(17)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(18)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(19)	Incorporated by reference from Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(20)	Incorporated by reference from Exhibit 16.1 to the Corporation’s Current Report on Form 8-K, filed February 1, 2013.
(25)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 26, 2014
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 26, 2014
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard W. Culp	Director	March 26, 2014
Richard W. Culp

/s/ William Hanse	Chairman of the Board	March 26, 2014
William Hanse

/s/ Margo Lane	Director	March 26, 2014
Margo Lane

/s/ Arie Leegwater	Director	March 26, 2014
Arie Leegwater

/s/ John L. Steen	Director	March 26, 2014
John L. Steen

/s/ Robert Turner	Secretary and Director	March 26, 2014
Robert Turner

/s/ William J. Vander Eems	Director	March 26, 2014
William J. Vander Eems

/s/ Michael Westra	Vice Chairman of the Board	March 26, 2014
Michael Westra

/s/ Howard Yeaton	Director	March 26, 2014
Howard Yeaton

92

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

13	Annual Report to Shareholders for the year ended December 31, 2013
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002