Form 10-Q
period 2014-03-31
STEWARDSHIP FINANCIAL CORP
filed 2014-05-12
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 7, 2014 was 5,999,022.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and due from banks	$26,690,000	$17,024,000
Other interest-earning assets	486,000	381,000
Cash and cash equivalents	27,176,000	17,405,000

Securities available for sale	171,692,000	168,411,000
Securities held to maturity; estimated fair value of $25,843,000 (at
March 31, 2014) and $27,221,000 (at December 31, 2013)	24,685,000	25,964,000
FHLB-NY stock, at cost	2,133,000	2,133,000
Loans held for sale	186,000	2,800,000
Loans, net of allowance for loan losses of $9,792,000 (at March 31, 2014)
and $9,915,000 (at December 31, 2013)	413,784,000	424,262,000
Premises and equipment, net	5,951,000	5,739,000
Accrued interest receivable	1,909,000	2,066,000
Other real estate owned, net	1,789,000	451,000
Bank owned life insurance	13,399,000	13,303,000
Other assets	9,899,000	10,974,000
Total assets	$672,603,000	$673,508,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$137,687,000	$133,565,000
Interest-bearing	437,729,000	444,026,000
Total deposits	575,416,000	577,591,000

Federal Home Loan Bank of New York advances	25,000,000	25,000,000
Securities sold under agreements to repurchase	7,601,000	7,300,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	320,000	401,000
Accrued expenses and other liabilities	1,889,000	2,220,000
Total liabilities	617,443,000	619,729,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2014 and December 31, 2013.
Liquidation preference of $15,000,000	14,977,000	14,974,000
Common stock, no par value; 10,000,000 shares authorized;
5,998,857 and 5,943,767 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	40,963,000	40,690,000
Retained earnings	1,936,000	1,905,000
Accumulated other comprehensive loss, net	(2,716,000)	(3,790,000)
Total shareholders' equity	55,160,000	53,779,000

Total liabilities and shareholders' equity	$672,603,000	$673,508,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans	$5,160,000	$5,924,000
Securities held to maturity
Taxable	65,000	76,000
Non-taxable	174,000	196,000
Securities available for sale
Taxable	706,000	566,000
Non-taxable	6,000	77,000
FHLB dividends	26,000	25,000
Other interest-earning assets	8,000	6,000
Total interest income	6,145,000	6,870,000

Interest expense:
Deposits	476,000	641,000
Borrowed money	363,000	363,000
Total interest expense	839,000	1,004,000

Net interest income before provision for loan losses	5,306,000	5,866,000
Provision for loan losses	—	1,600,000
Net interest income after provision for loan losses	5,306,000	4,266,000

Noninterest income:
Fees and service charges	421,000	456,000
Bank owned life insurance	96,000	76,000
Gain on calls and sales of securities	—	2,000
Gain on sales of mortgage loans	12,000	162,000
Loss on sale of loans	(241,000)	—
Gain on sale of other real estate owned	—	126,000
Gain on life insurance proceeds	—	537,000
Miscellaneous	111,000	115,000
Total noninterest income	399,000	1,474,000

Noninterest expenses:
Salaries and employee benefits	2,678,000	2,696,000
Occupancy, net	555,000	517,000
Equipment	188,000	184,000
Data processing	387,000	328,000
Advertising	130,000	111,000
FDIC insurance premium	211,000	150,000
Charitable contributions	45,000	60,000
Miscellaneous	900,000	886,000
Total noninterest expenses	5,094,000	4,932,000
Income before income tax expense (benefit)	611,000	808,000
Income tax expense (benefit)	105,000	(14,000)
Net income	506,000	822,000
Dividends on preferred stock	171,000	166,000
Net income available to common shareholders	$335,000	$656,000

Basic and diluted earnings per common share	$0.06	$0.11

Weighted average number of basic and diluted common shares outstanding	5,956,887	5,930,981

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$506,000	$822,000

Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on
securities available for sale arising during the period	1,698,000	(548,000)
Reclassification adjustment for gains in net income	—	(2,000)
Net unrealized gains (losses)	1,698,000	(550,000)
Tax effect	(659,000)	210,000
Net unrealized gains (losses), net of tax amount	1,039,000	(340,000)

Change in fair value of interest rate swap	58,000	65,000
Tax effect	(23,000)	(26,000)
Change in fair value of interest rate swap, net of tax amount	35,000	39,000

Total other comprehensive income (loss)	1,074,000	(301,000)

Total comprehensive income	$1,580,000	$521,000

The following is a summary of the accumulated other comprehensive income balances, net of tax.

	March 31, 2014	December 31, 2013
Unrealized loss on securities available for sale	$(2,416,000)	$(3,455,000)
Unrealized loss on fair value of interest rate swap	(300,000)	(335,000)

Accumulated other comprehensive loss, net	$(2,716,000)	$(3,790,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2014
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends paid on common stock	—	—	—	(59,000)	—	(59,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(171,000)	—	(171,000)
Common stock issued under dividend
reinvestment plan	—	1,638	8,000	—	—	8,000
Common stock issued under stock plans	—	3,791	17,000	—	—	17,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	7,000	—	7,000
Amortization of issuance costs	3,000	—	—	(3,000)	—	—
Net income	—	—	—	506,000	—	506,000
Other comprehensive income	—	—	—	—	1,074,000	1,074,000

Balance -- March 31, 2014	$14,977,000	5,998,857	$40,963,000	$1,936,000	$(2,716,000)	$55,160,000

	Three Months Ended March 31, 2013
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends declared on common stock	—	—	—	(59,000)	—	(59,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(166,000)	—	(166,000)
Common stock issued under dividend
reinvestment plan	—	2,275	10,000	—	—	10,000
Common stock issued under stock plans	—	5,888	24,000	—	—	24,000
Amortization of issuance costs	3,000	—	—	(3,000)		—
Net income	—	—	—	822,000	—	822,000
Other comprehensive loss	—	—	—		(301,000)	(301,000)

Balance -- March 31, 2013	$14,967,000	5,933,028	$40,639,000	$910,000	$159,000	$56,675,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$506,000	$822,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	118,000	111,000
Amortization of premiums and accretion of discounts, net	234,000	352,000
Amortization of restricted stock	7,000	—
Accretion (amortization) of deferred loan fees	(4,000)	8,000
Provision for loan losses	—	1,600,000
Originations of mortgage loans held for sale	(875,000)	(11,072,000)
Proceeds from sale of mortgage loans	701,000	9,917,000
Proceeds from sale of loans	2,559,000	—
Gain on sales of mortgage loans	(12,000)	(162,000)
Loss on sale of loans	241,000	—
Gain on sales and calls of securities	—	(2,000)
Gain on sale of other real estate owned	—	(126,000)
Deferred income tax benefit	(48,000)	(375,000)
Decrease in accrued interest receivable	157,000	153,000
Decrease in accrued interest payable	(81,000)	(110,000)
Earnings on bank owned life insurance	(96,000)	(76,000)
Gain on life insurance proceeds	—	(537,000)
Decrease in other assets	489,000	522,000
Increase (decrease) in other liabilities	(296,000)	74,000
Net cash provided by operating activities	3,600,000	1,099,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(6,228,000)	(13,311,000)
Proceeds from maturities and principal repayments on securities available-for-sale	4,432,000	9,143,000
Proceeds from sales and calls on securities available-for-sale	—	2,500,000
Proceeds from maturities and principal repayments on securities held to maturity	1,259,000	895,000
Proceeds from sales and calls on securities held to maturity	—	250,000
Net (increase) decrease in loans	9,118,000	(2,012,000)
Proceeds from sale of other real estate owned	—	461,000
Life insurance proceeds	—	1,055,000
Additions to premises and equipment	(330,000)	(45,000)
Net cash provided by (used in) investing activities	8,251,000	(1,064,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,122,000	8,674,000
Net decrease in interest-bearing deposits	(6,297,000)	(3,390,000)
Net increase in securities sold under agreements to repurchase	301,000	1,000
Cash dividends paid on common stock	(59,000)	(59,000)
Cash dividends paid on preferred stock	(171,000)	(166,000)
Payment of discount on dividend reinvestment plan	(1,000)	(1,000)
Issuance of common stock	25,000	34,000
Net cash provided by (used in) financing activities	(2,080,000)	5,093,000

Net increase in cash and cash equivalents	9,771,000	5,128,000
Cash and cash equivalents - beginning	17,405,000	21,016,000
Cash and cash equivalents - ending	$27,176,000	$26,144,000

5

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$920,000	$1,114,000
Transfers from loans to other real estate owned	$1,364,000	$153,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014 (the “2013 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU requires that an unrecognized tax benefit, or a portion thereof, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The standard is effective for reporting periods, including interim periods, beginning after December 15, 2013. The adoption of the standard did not have a material effect on the Corporation’s consolidated financial statements.

Index

Note 2. Securities – Available-for-sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$42,848,000	$18,000	$1,836,000	$41,030,000
Obligations of state and political
subdivisions	1,427,000	—	41,000	1,386,000
Mortgage-backed securities - residential	114,906,000	441,000	2,321,000	113,026,000
Asset-backed securities (a)	9,873,000	18,000	9,000	9,882,000
Corporate debt	2,996,000	4,000	82,000	2,918,000

Total debt securities	172,050,000	481,000	4,289,000	168,242,000
Other equity investments	3,573,000	—	123,000	3,450,000
	$175,623,000	$481,000	$4,412,000	$171,692,000

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	41,066,000	15,000	2,389,000	38,692,000
Obligations of state and political
subdivisions	1,429,000	—	71,000	1,358,000
Mortgage-backed securities - residential	115,134,000	244,000	3,143,000	112,235,000
Asset-backed securities (a)	9,874,000	11,000	49,000	9,836,000
Corporate debt	2,995,000	5,000	115,000	2,885,000

Total debt securities	170,498,000	275,000	5,767,000	165,006,000
Other equity investments	3,543,000	—	138,000	3,405,000
	$174,041,000	$275,000	$5,905,000	$168,411,000

(a) Collateralized by student loans

There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2014. Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2013 were $2,500,000. There were no gross gains and no gross losses realized on sales or calls during the three months ended March 31, 2014. There were gross gains totaling $2,000 and no gross losses realized on sales or calls during the three months ended March 31, 2013.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2014
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$258,000	$30,000	—	$288,000
Obligations of state and political
subdivisions	19,584,000	770,000	—	20,354,000
Mortgage-backed securities - residential	4,843,000	358,000	—	5,201,000
	$24,685,000	$1,158,000	$—	$25,843,000

	December 31, 2013
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$258,000	$31,000	$—	$289,000
Obligations of state and political
subdivisions	20,642,000	838,000	—	21,480,000
Mortgage-backed securities - residential	5,064,000	388,000	—	5,452,000
	$25,964,000	$1,257,000	$—	$27,221,000

There were no cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2014. Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2013 were $250,000. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2014 or 2013.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool.

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

	March 31, 2014
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$—	$—
After one year, but within five years	5,045,000	4,980,000
After five years, but within ten years	23,418,000	22,568,000
After ten years	18,808,000	17,786,000
Mortgage-backed securities - residential	114,906,000	113,026,000
Asset-backed securities	9,873,000	9,882,000
Total	$172,050,000	$168,242,000

Held to maturity
Within one year	$6,324,000	$6,418,000
After one year, but within five years	9,422,000	9,917,000
After five years, but within ten years	3,919,000	4,120,000
After ten years	177,000	187,000
Mortgage-backed securities - residential	4,843,000	5,201,000
Total	$24,685,000	$25,843,000

Index

The following tables summarize the fair value and unrealized losses in the available-for-sale securities portfolio of those investment securities which reported an unrealized loss at March 31, 2014 and December 31, 2013, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2014 and December 31, 2013. There were no investment securities in the held to maturity portfolio which reported an unrealized loss at March 31, 2014 or December 31, 2013.

Available-for-Sale
March 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$25,064,000	$(976,000)	$10,885,000	$(860,000)	$35,949,000	$(1,836,000)
Obligations of state and
political subdivisions	967,000	(25,000)	419,000	(16,000)	1,386,000	(41,000)
Mortgage-backed
securities - residential	50,757,000	(1,093,000)	21,225,000	(1,228,000)	71,982,000	(2,321,000)
Asset-backed securities	8,832,000	(9,000)	—	—	8,832,000	(9,000)
Corporate debt	2,418,000	(82,000)	—	—	2,418,000	(82,000)
Other equity investments	3,390,000	(123,000)	—	—	3,390,000	(123,000)
Total temporarily
impaired securities	$91,428,000	$(2,308,000)	$32,529,000	$(2,104,000)	$123,957,000	$(4,412,000)

December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$24,517,000	$(1,531,000)	$8,987,000	$(858,000)	$33,504,000	$(2,389,000)
Obligations of state and
political subdivisions	949,000	(43,000)	409,000	(28,000)	1,358,000	(71,000)
Mortgage-backed
securities - residential	75,183,000	(2,304,000)	13,334,000	(839,000)	88,517,000	(3,143,000)
Asset-backed securities	8,791,000	(49,000)	—	—	8,791,000	(49,000)
Corporate debt	2,385,000	(115,000)	—	—	2,385,000	(115,000)
Other equity investments	3,346,000	(138,000)	—	—	3,346,000	(138,000)
Total temporarily
impaired securities	$115,171,000	$(4,180,000)	$22,730,000	$(1,725,000)	$137,901,000	$(5,905,000)

Other-Than-Temporary-Impairment

At March 31, 2014, there were seven U.S. government-sponsored agency securities, one obligation of state and political subdivisions security, and nineteen mortgage-backed securities in a continuous loss position for 12 months or longer. Management has assessed the securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013 and has determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

In making this determination management considered the following factors in estimating the cash flows expected to be collected from the security: the period of time the securities were in an unrealized loss position; the percentage decline in comparison to the securities’ amortized cost; any adverse conditions specifically related to the security, an industry or a geographic area; the rating or changes to the rating by a credit rating agency; the financial condition of the issuer and guarantor and any recoveries or additional declines in fair value subsequent to the balance sheet date. Management expects to collect all amounts contractually due and none of the debt securities can be prepaid at less than the par value.

Management does not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Index

Note 3. Loans and Nonperforming Loans

At March 31, 2014 and December 31, 2013, respectively, the loan portfolio consisted of the following:

		March 31,	December 31,
		2014	2013

	Commercial:
	Secured by real estate	$48,379,000	$46,162,000
	Other	23,344,000	27,728,000
	Commercial real estate	246,402,000	253,035,000
	Commercial construction	3,451,000	3,445,000
	Residential real estate	76,292,000	77,540,000
	Consumer:
	Secured by real estate	25,043,000	25,458,000
	Other	495,000	534,000
	Other	65,000	107,000
	Total gross loans	423,471,000	434,009,000

Less:	Deferred loan fees, net of costs	(105,000)	(168,000)
	Allowance for loan losses	9,792,000	9,915,000
		9,687,000	9,747,000

	Loans, net	$413,784,000	$424,262,000

At March 31, 2014 and December 31, 2013, loan participations sold by the Corporation to other lending institutions totaled approximately $12,563,000 and $12,725,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,373,000	$(156,000)	$(181,000)	$90,000	$3,126,000
Commercial real estate	5,665,000	(231,000)	(24,000)	3,000	5,413,000
Commercial construction	117,000	18,000	—	—	135,000
Residential real estate	460,000	21,000	(8,000)	—	473,000
Consumer	288,000	(32,000)	(3,000)	—	253,000
Other loans	3,000	(2,000)	—	—	1,000
Unallocated	9,000	382,000	—	—	391,000
Total	$9,915,000	$—	$(216,000)	$93,000	$9,792,000

Index

	For the three months ended March 31, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,832,000	$805,000	$(387,000)	$35,000	$5,285,000
Commercial real estate	4,936,000	969,000	(356,000)	—	5,549,000
Commercial construction	169,000	(128,000)	(24,000)	3,000	20,000
Residential real estate	308,000	26,000	—	—	334,000
Consumer	352,000	(58,000)	(4,000)	—	290,000
Other loans	3,000	(4,000)	—	2,000	1,000
Unallocated	41,000	(10,000)	—	2,000	33,000
Total	$10,641,000	$1,600,000	$(771,000)	$42,000	$11,512,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$145,000	$133,000	$27,000	$—	$—	$—	$—	$305,000

Collectively
evaluated for
impairment	2,981,000	5,280,000	108,000	473,000	253,000	1,000	391,000	9,487,000
Total ending
allowance
balance	$3,126,000	$5,413,000	$135,000	$473,000	$253,000	$1,000	$391,000	$9,792,000

Loans:
Loans
individually
evaluated for
impairment	$6,813,000	$10,711,000	$1,431,000	$734,000	$612,000	$—	$—	$20,301,000

Loans
collectively
evaluated for
impairment	64,910,000	235,691,000	2,020,000	75,558,000	24,926,000	65,000	—	403,170,000
Total ending
loan balance	$71,723,000	$246,402,000	$3,451,000	$76,292,000	$25,538,000	$65,000	$—	$423,471,000

Index

	December 31, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$300,000	$72,000	$—	$—	$—	$—	$—	$372,000

Collectively
evaluated for
impairment	3,073,000	5,593,000	117,000	460,000	288,000	3,000	9,000	9,543,000
Total ending
allowance
balance	$3,373,000	$5,665,000	$117,000	$460,000	$288,000	$3,000	$9,000	$9,915,000

Loans:
Loans
individually
evaluated for
impairment	$7,261,000	$12,821,000	$1,196,000	$755,000	$617,000	$—	$—	$22,650,000

Loans
collectively
evaluated for
impairment	66,629,000	240,214,000	2,249,000	76,785,000	25,375,000	107,000	—	411,359,000
Total ending
loan balance	$73,890,000	$253,035,000	$3,445,000	$77,540,000	$25,992,000	$107,000	$—	$434,009,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31,	December 31,
	2014	2013

Commercial:
Secured by real estate	$1,932,000	$2,182,000
Other	69,000	73,000
Commercial real estate	1,725,000	6,592,000
Residential real estate	735,000	755,000
Consumer:
Secured by real estate	612,000	617,000

Total nonaccrual loans	$5,073,000	$10,219,000

At December 31, 2013, there was one relationship, which included four nonaccrual commercial real estate loans totaling $2.8 million, which was classified as held for sale and included in the table above. There were no nonaccrual loans classified as held for sale at March 31, 2014.

At March 31, 2014 and December 31, 2013, there were no loans that were past due 90 days and still accruing.

Index

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the three months ended March 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,106,000	$5,611,000		$5,683,000	$60,000
Other	76,000	69,000		71,000	—
Commercial real estate	10,576,000	8,297,000		9,385,000	69,000
Commercial construction	—	—		264,000	20,000
Residential real estate	822,000	734,000		744,000	—
Consumer:
Secured by real estate	626,000	612,000		614,000	—

With an allowance recorded:
Commercial:
Secured by real estate	403,000	403,000	$134,000	481,000	2,000
Other	734,000	730,000	11,000	802,000	13,000
Commercial real estate	2,427,000	2,414,000	133,000	2,381,000	31,000
Commercial construction	1,845,000	1,431,000	27,000	1,050,000	—

	$24,615,000	$20,301,000	$305,000	$21,475,000	$195,000

During the three months ended March 31, 2014, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,204,000	$5,756,000		$6,286,000	$239,000
Other	80,000	73,000		98,000	1,000
Commercial real estate	12,920,000	10,474,000		9,952,000	118,000
Commercial construction	567,000	528,000		2,753,000	52,000
Residential real estate	826,000	755,000		529,000	—
Consumer:
Secured by real estate	630,000	617,000		730,000	—

With an allowance recorded:
Commercial:
Secured by real estate	686,000	559,000	$269,000	900,000	28,000
Other	877,000	873,000	31,000	1,067,000	52,000
Commercial real estate	2,356,000	2,347,000	72,000	3,174,000	47,000
Commercial construction	1,043,000	668,000	—	430,000	43,000
Residential real estate	—	—	—	36,000	—
Consumer:
Secured by real estate	—	—	—	68,000	—
	$27,189,000	$22,650,000	$372,000	$26,023,000	$580,000

During the year ended December 31, 2013, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2014
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$229,000	$56,000	$869,000	$1,154,000	$47,225,000	$48,379,000
Other	124,000	—	—	124,000	23,220,000	23,344,000
Commercial real estate	—	—	1,293,000	1,293,000	245,109,000	246,402,000
Commercial construction	—	—	—	—	3,451,000	3,451,000
Residential real estate	147,000	—	404,000	551,000	75,741,000	76,292,000
Consumer:
Secured by real estate	—	—	479,000	479,000	24,564,000	25,043,000
Other	2,000	3,000	—	5,000	490,000	495,000
Other	—	—	—	—	65,000	65,000
Total	$502,000	$59,000	$3,045,000	$3,606,000	$419,865,000	$423,471,000

	December 31, 2013
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$866,000	$—	$499,000	$1,365,000	$44,797,000	$46,162,000
Other	—	—	—	—	27,728,000	27,728,000
Commercial real estate	1,043,000	—	5,100,000	6,143,000	246,892,000	253,035,000
Commercial construction	—	—	—	—	3,445,000	3,445,000
Residential real estate	—	—	523,000	523,000	77,017,000	77,540,000
Consumer:
Secured by real estate	—	—	479,000	479,000	24,979,000	25,458,000
Other	—	3,000	—	3,000	531,000	534,000
Other	—	—	—	—	107,000	107,000
Total	$1,909,000	$3,000	$6,601,000	$8,513,000	$425,496,000	$434,009,000

Troubled Debt Restructurings

At March 31, 2014 and December 31, 2013, the Corporation had $16.5 million and $16.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $15.2 million were performing in accordance with their new terms at March 31, 2014 and December 31, 2013, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $179,000 and $281,000 have been allocated for the troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the Corporation has committed $21,000 and $257,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

There were no new loans classified as a trouble debt restructuring during the three months ended March 31, 2014. During the three months ended March 31, 2013, one loan was modified as troubled debt restructuring. The modification of the terms of this loan represented a term out of a remaining balance on a matured loan. The following table presents loans by class that were modified as troubled debt restructurings that occurred during the three months ended March 31, 2013:

Index

	For the three months ended March 31,
	2014			2013
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Other	—	—	—	1	17,000	17,000

Total	—	$—	$—	1	$17,000	$17,000

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$40,848,000	$4,519,000	$3,012,000	$—	$—	$48,379,000
Other	21,581,000	1,245,000	518,000	—	—	23,344,000
Commercial real estate	237,304,000	7,373,000	1,725,000	—	—	246,402,000
Commercial construction	2,166,000	1,285,000	—	—	—	3,451,000
Total	$301,899,000	$14,422,000	$5,255,000	$—	$—	$321,576,000

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$39,114,000	$3,387,000	$3,661,000	$—	$—	$46,162,000
Other	25,604,000	1,325,000	799,000	—	—	27,728,000
Commercial real estate	241,488,000	7,326,000	4,221,000	—	—	253,035,000
Commercial construction	2,164,000	1,281,000	—	—	—	3,445,000
Total	$308,370,000	$13,319,000	$8,681,000	$—	$—	$330,370,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$75,888,000	$404,000	$76,292,000
Consumer:
Secured by real estate	24,564,000	479,000	25,043,000
Other	495,000	—	495,000
Total	$100,947,000	$883,000	$101,830,000

	December 31, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,017,000	$523,000	$77,540,000
Consumer:
Secured by real estate	24,979,000	479,000	25,458,000
Other	534,000	—	534,000
Total	$102,530,000	$1,002,000	$103,532,000

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
	At March 31, 2014
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$41,030,000	$—	$41,030,000	$—
Obligations of state and
political subdivisions	1,386,000	—	1,386,000	—
Mortgage-backed
securities - residential	113,026,000	—	113,026,000	—
Asset-backed securities	9,882,000	—	9,882,000	—
Corporate debt	2,918,000	—	2,918,000	—
Other equity investments	3,450,000	3,390,000	60,000	—
Total available for
sale securities	$171,692,000	$3,390,000	$168,302,000	$—

Liabilities:
Interest rate swap	$501,000	$—	$501,000	$—

	At December 31, 2013
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$38,692,000	$—	$38,692,000	$—
Obligations of state and
political subdivisions	1,358,000	—	1,358,000	—
Mortgage-backed
securities - residential	112,235,000	—	112,235,000	—
Asset-backed securities	9,836,000	—	9,836,000	—
Corporate debt	2,885,000	—	2,885,000	—
Other equity investments	3,405,000	3,345,000	60,000	—
Total available for
sale securities	$168,411,000	$3,345,000	$165,066,000	$—

Liabilities:
Interest rate swap	$559,000	$—	$559,000	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2014 or during the year ended December 31, 2013. There were no changes to the valuation techniques for fair value measurements as of March 31, 2014 and December 31, 2013.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$5,745,000	$—	$—	$5,745,000
Commercial real estate	7,207,000	—	—	7,207,000
Commercial construction	1,404,000	—	—	1,404,000
Residential real estate	734,000	—	—	734,000
Consumer
Secured by real estate	612,000	—	—	612,000
Other Real Estate Owned	1,789,000	—	—	1,789,000
	$17,491,000	$—	$—	$17,491,000

	At December 31, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$5,861,000	$—	$—	$5,861,000
Commercial real estate	8,483,000	—	—	8,483,000
Commercial construction	1,196,000	—	—	1,196,000
Residential real estate	755,000	—	—	755,000
Consumer
Secured by real estate	617,000	—	—	617,000
Other Real Estate Owned	451,000	—	—	451,000
	$17,363,000	$—	$—	$17,363,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $15,931,000, with a valuation allowance of $229,000, resulting in an increase of the allocation for loan losses of $174,000 for the three months ended March 31, 2014.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $17,180,000, with a valuation allowance of $268,000, resulting in an increase of the provision for loan losses of $3,975,000 for the year ended December 31, 2013.

Other real estate owned had a recorded investment value of $1,843,000 with a $54,000 valuation allowance at March 31, 2014. At December 31, 2013, other real estate owned had a recorded investment of $480,000 with a $29,000 valuation allowance. Additional valuation allowances of $26,000 were recorded during the three months ended March 31, 2014. No additional valuation allowances were recorded during the three months ended March 31, 2013.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2014
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$15,702,000	Comparable real estate sales	Adjustments for differences	5% - 10%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$1,789,000	Comparable real estate sales	Adjustments for differences	3% - 16%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

December 31, 2013
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$16,912,000	Comparable real estate sales	Adjustments for differences	1% - 25%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$451,000	Comparable real estate sales	Adjustments for differences	5% - 8%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2014

Financial assets:
Cash and cash equivalents	$27,176,000	$27,176,000	$—	$—
Securities available for sale	171,692,000	3,390,000	168,302,000	—
Securities held to maturity	24,865,000	—	25,843,000	—
Mortgage loans held for sale	186,000	—	186,000	—
Loans, net	413,784,000	—	—	432,757,000
Accrued interest receivable	1,909,000	1,000	618,000	1,290,000

Financial liabilities:
Deposits	575,416,000	446,241,000	129,451,000	—
FHLB-NY advances	25,000,000	—	25,742,000	—
Securities sold under
agreements to repurchase	7,601,000	—	7,747,000	—
Subordinated debentures	7,217,000	—	—	7,213,000
Accrued interest payable	320,000	1,000	300,000	19,000
Interest rate swap	501,000	—	501,000	—

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2013

Financial assets:
Cash and cash equivalents	$17,405,000	$17,405,000	$—	$—
Securities available for sale	168,411,000	3,345,000	165,066,000	—
Securities held to maturity	25,964,000	—	27,221,000	—
Loans held for sale	2,800,000	—	—	2,800,000
Loans, net	424,262,000	—	—	434,126,000
Accrued interest receivable	2,066,000	—	735,000	1,331,000

Financial liabilities:
Deposits	577,591,000	441,790,000	136,268,000	—
FHLB-NY advances	25,000,000	—	25,404,000	—
Securities sold under
agreements to repurchase	7,300,000	—	7,525,000	—
Subordinated debentures	7,217,000	—	—	7,213,000
Accrued interest payable	401,000	1,000	380,000	20,000
Interest rate swap	559,000	—	559,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At March 31, 2014 and December 31, 2013 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2014 and December 31, 2013 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at March 31, 2014 and December 31, 2013, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Index

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

	Three Months Ended
	March 31,
	2014	2013

Net income	$506,000	$822,000
Dividends on preferred stock	171,000	166,000
Net income available to common stockholders	$335,000	$656,000

Weighted average common shares outstanding - basic	5,956,887	5,930,981
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	5,956,887	5,930,981

Basic earnings per common share	$0.06	$0.11

Diluted earnings per common share	$0.06	$0.11

There were no stock options to purchase shares of common stock for the three months ended March 31, 2014. For the three months ended March 31, 2013, stock options to purchase 6,754 shares of common stock were not considered in computing diluted earnings per share of common stock because they were antidilutive.

Index

Note 6. Preferred Stock

In connection with the Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion, on September 1, 2011, pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury, the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for an aggregate purchase price of $15 million, in cash.

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

Index

Note 7. Accumulated Other Comprehensive Income

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Components of Accumlated
	Other Comprehensive Income (Loss)		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$(335,000)	$(3,790,000)
Other comprehensive income before
reclassifications	1,039,000	35,000	1,074,000
Other comprehensive income, net	1,039,000	35,000	1,074,000
Balance at March 31, 2014	$(2,416,000)	$(300,000)	$(2,716,000)

	Three Months Ended March 31, 2013
	Components of Accumlated
	Other Comprehensive Income (Loss)		Total
	Unrealized Gains		Accumulated
	and Losses on	Unrealized Gains	Other
	Available for Sale	and Losses on	Comprehensive
	(AFS) Securities	Derivatives	Income (Loss)

Balance at December 31, 2012	$947,000	$(487,000)	$460,000
Other comprehensive income (loss)
before reclassifications	(339,000)	39,000	(300,000)
Amounts reclassified from other
comprehensive income (loss)	(1,000)	—	(1,000)
Other comprehensive income (loss), net	(340,000)	39,000	(301,000)
Balance at March 31, 2013	$607,000	$(448,000)	$159,000

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2014 and 2013.

	Three Months Ended		Income
Components of Accumulated Other	March 31,		Statement
Comprehensive Income (Loss)	2014	2013	Line Item

Unrealized gains on AFS securities before tax	$—	$2,000	Gains on securities transactions, net
Tax effect	—	(1,000)
Total net of tax	—	1,000

Total reclassifications, net of tax	$—	$1,000

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2013 included in the Corporation’s 2013 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets were relatively unchanged, decreasing just $905,000 to $672.6 million at March 31, 2014 from $673.5 million at December 31, 2013. Cash and cash equivalents increased $9.8 million to $27.2 million at March 31, 2014 from $17.4 million at December 31, 2013, reflecting additional liquidity at quarter end. Securities available-for-sale increased $3.3 million to $171.7 million while securities held to maturity decreased $229,000 to $24.7 million. In late 2013, the Corporation sold $12.0 million of obligations of state and political subdivisions from the available-for-sale portfolio. The transaction lowered the impact of tax-free income on the portfolio and helped fund the purchase of loan participations. Net loans decreased $10.5 million to $413.8 million at March 31, 2014 compared to $424.3 million at December 31, 2013. Decreases due to regular principal payments and payoffs in the first three months of fiscal year 2014 were partially offset by new loans originated. Loans held for sale totaled $186,000 at March 31, 2014, a decrease of $2,614,000 from $2.8 million at December 31, 2013. The $2.8 million represented the fair value of a small group of nonperforming loans that, at December 31, 2013, the Corporation had categorized as held for sale at the lower of cost or fair value of the underlying collateral, less cost to sell. This loan group was sold during the three months ended March 31, 2014 and resulted in a net loss to the Corporation of $241,000, reflecting further declines in fair value. Other real estate owned (OREO) increased $1.3 million to $1.8 million at March 31, 2014 compared to $451,000 at December 31, 2013 reflecting the foreclosure or deed-in-lieu of foreclosure on several properties.

Index

Deposits totaled $575.4 million at March 31, 2014, a slight decrease of $2.2 million from $577.6 million at December 31, 2013. The decline in deposits consisted of a $6.3 million decrease in interest-bearing accounts partially offset by a $4.1 million increase in noninterest-bearing accounts.

In accordance with a notice received by the Corporation from the Federal Reserve Bank of New York (“FRB-NY”) under which the Corporation is required to obtain the prior written approval of FRB-NY in order to issue dividends, the Corporation solicited and received written approval in April 2014 from FRB-NY regarding (i) the payment of a cash dividend on preferred stock held by the U.S. Treasury under the Small Business Lending Fund program of approximately $171,000 (payable on July 1, 2014), (ii) the payment of a cash dividend to common shareholders of $0.01 per share, totaling approximately $60,000 (payable on May 15, 2014); and (iii) the payment of quarterly interest on Trust Preferred Securities totaling approximately $125,000 (payable on June 17, 2014).

Results of Operations

General

The Corporation reported net income of $506,000, or $0.06 diluted earnings per common share for the three months ended March 31, 2014, compared to net income of $822,000, or $0.11 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2014 was $5.4 million compared to $6.0 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended March 31, 2014 were 3.26% and 3.44%, respectively, compared to 3.52% and 3.72% for the three months ended March 31, 2013. The net interest rate spread and net yield on interest-earning assets for the current year period reflects a decline in loan interest rates and an increase in yields on securities as well as a decline in the interest rates on deposits. The increase in yields on securities partially reflects the above noted sale of lower yielding obligations of state and political subdivisions. In addition, due to a slowdown in mortgage refinance activity, a reduction in premium amortization contributed to an increase in the yields on securities. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets primarily reflect lower yields on loans reflective of the historically low market rates in the current environment partially offset by increased yields on investment securities.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2014 and 2013 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended March 31,

	2014			2013
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$430,923	$5,170	4.87%	$442,519	$5,935	5.44%
Taxable investment securities (1)	175,039	797	1.85	168,521	667	1.61
Tax-exempt investment securities (1) (2)	21,423	270	5.13	36,475	407	4.53
Other interest-earning assets	9,945	8	0.33	7,289	6	0.33
Total interest-earning assets	637,330	6,245	3.97	654,804	7,015	4.34

Non-interest-earning assets:
Allowance for loan losses	(10,174)			(11,074)
Other assets	42,702			40,547
Total assets	$669,858			$684,277

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$228,164	$161	0.29%	$238,891	$185	0.31%
Savings deposits	79,182	21	0.11	68,966	18	0.11
Time deposits	132,357	294	0.90	149,132	438	1.19
Repurchase agreements	7,510	90	4.86	7,343	90	4.97
FHLB-NY borrowing	25,567	149	2.36	25,416	148	2.36
Subordinated debenture	7,217	124	6.97	7,217	125	7.02
Total interest-bearing liabilities	479,997	839	0.71	496,965	1,004	0.82
Non-interest-bearing liabilities:
Demand deposits	132,536			128,144
Other liabilities	2,521			2,537
Stockholders' equity	54,804			56,631
Total liabilities and stockholders' equity	$669,858			$684,277

Net interest income (taxable equivalent basis)		5,406			6,011
Tax equivalent adjustment		(100)			(145)
Net interest income		$5,306			$5,866

Net interest spread (taxable equivalent basis)			3.26%			3.52%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.44%			3.72%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2014, total interest income, on a tax equivalent basis, decreased $769,000 to $6.2 million, or 12.3%, when compared to the same prior year period. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. The average rate earned on interest-earning assets was 3.97% for the three months ended March 31, 2014, compared to an average rate of 4.34% for the three months ended March 31, 2013. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $7.5 million for the three months ended March 31, 2014 compared to the prior year period. The change in average interest-earning assets primarily reflects a decrease from the comparable prior year period in average loans, which decreased $11.6 million for the three months ended March 31, 2014.

Interest paid on deposits and borrowed money decreased $165,000 for the three months ended March 31, 2014, compared to the same period for 2013. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended March 31, 2014, the total cost for interest-bearing liabilities declined to 0.71% representing an 11 basis point decline when compared to the same prior year period. The average balance of total interest-bearing deposits and borrowings decreased $17.0 million for the three months ended March 31, 2014, from the comparable 2013 period. Average interest-bearing deposits decreased $17.3 million for the three months ended March 31, 2014 when compared to the same prior year period.

Provision for Loan Losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable incurred losses associated with its loan portfolio. On an ongoing basis, management analyzes the adequacy of this allowance by considering the nature and volume of the Corporation’s loan activity, financial condition of the borrower, fair value of underlying collateral, and changes in general market conditions. Additions to the allowance for loan losses are charged to operations in the appropriate period. Actual loan losses, net of recoveries, reduce the allowance. The appropriate level of the allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates.

For the three months ended March 31, 2014, the Corporation recorded no provision for loan losses compared to $1.6 million for the three months ended March 31, 2013. The lack of a provision for loan losses is partially reflective of improvement in the Corporation’s credit quality metrics. Nonperforming loans of $5.1 million at March 31, 2014, or 1.20% of total gross loans, reflected a significant decrease from $10.2 million of nonperforming loans, or 2.34% of total gross loans, at December 31, 2013.

The allowance for loan losses was $9.8 million, or 2.31% of total gross loans, as of March 31, 2014 compared to $9.9 million or 2.28% of total gross loans as of December 31, 2013. The allowance for loan losses related to the impaired loans decreased from $372,000 at December 31, 2013 to $305,000 at March 31, 2014. During the three months ended March 31, 2014, the Corporation charged off $216,000 of loan balances and recovered $93,000 in previously charged off loans compared to $771,000 and $42,000, respectively, during the same period in 2013.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of no provision will continue in the future

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $399,000 for the three months ended March 31, 2014, compared to $1.5 million for the prior year period. The three months ended March 31, 2014 includes a $241,000 loss from the sale of nonperforming loans as well as reduced gains on sales of mortgage loans. Gains on sales of mortgage loans totaled $12,000 for the three months ended March 31, 2014, a decrease from $162,000 for the three months ended March 31, 2013 reflective of a rise in mortgage rates which reduced application volume. For the prior year three months ended March 31, 2013, there were $126,000 of gains on sales of other real estate owned and a $537,000 payment received as a result of an insurance death benefit.

Index

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2014 was $5.1 million, compared to $4.9 million in the comparable prior year period. Occupancy expense increased $38,000 to $555,000 for the three months ended March 31, 2014, from $517,000 for the three months ended March 31, 2013, primarily due to increased snow removal expense.

Income Tax Expense

Income tax expense totaled $105,000 for the three months ended March 31, 2014, for an effective tax rate of 17.2%. For the three months ended March 31, 2013, income taxes represents a benefit of $14,000. The 2014 tax expense includes the impact of tax exempt income. The tax benefit for 2013 reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income, including the gain on life insurance proceeds, representing a larger percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2014	2013	2013	2013
	(Dollars in thousands)

Nonaccrual loans (1)	$5,073	$10,219	$15,269	$14,716
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	5,073	10,219	15,269	14,716

Other real estate owned	1,789	451	470	1,072
Total nonperforming assets	$6,862	$10,670	$15,739	$15,788

Performing restructured loans (3)	$15,228	$15,231	$10,986	$10,235

Allowance for loan losses	$9,792	$9,915	$10,704	$10,787

Nonperforming loans to total gross loans (4)	1.20%	2.34%	3.48%	3.33%
Nonperforming assets to total assets	1.02%	1.58%	2.28%	2.29%
Allowance for loan losses to total gross loans	2.31%	2.28%	2.44%	2.44%
Allowance for loan losses to
nonperforming loans	193.02%	97.03%	70.10%	73.30%

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

A loan is generally placed on nonaccrual when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The identification of nonaccrual loans reflects careful monitoring of the loan portfolio. The Corporation is focused on resolving nonperforming loans and mitigating future losses in the portfolio. All delinquent loans continue to be reviewed by management.

Index

At March 31, 2014, the nonaccrual loans were comprised of 27 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the three months ended March 31, 2014, nonaccrual loans have decreased approximately 50% since December 31, 2013 to $5.1 million. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status partially offset by a small number of new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 193.02% at March 31, 2014 from 97.03% at December 31, 2013. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects both the effect of an increase in the allowance for loan losses and the decrease in nonaccrual loans.

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

For loans not included in nonperforming loans, at March 31, 2014, the level of loans past due 30-89 days was only $351,000 compared to $1.9 million at December 31, 2013. We will continue to monitor delinquencies for early identification of new problem loans. While not comprising a significantly large portion of the loan portfolio, a number of problem loans are commercial construction loans which have been affected by the struggling construction industry. As such, the entire commercial construction portfolio is being actively monitored.

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

For the three ended March 31, 2014, no provision for loan losses was recorded compared to $1.6 million for the three months ended March 31, 2013. The total allowance for loan losses of 2.31% of total loans was comparable to a ratio of 2.28% at December 31, 2013.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2014 and 2013, net charge-offs were $123,000 and $729,000, respectively, reflecting partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2014 and December 31, 2013, the Corporation had $16.5 million and $16.6 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $15.2 million were performing in accordance with their new terms at both March 31, 2014 and December 31, 2013. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $179,000 and $281,000 have been allocated for the troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the Corporation has committed $21,000 and $257,000, respectively, of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring.

As of March 31, 2014, there were $12.6 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles. Tier 2 capital consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 capital and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making). However, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At March 31, 2014, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% (in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion) is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non-risk-adjusted) for the preceding three months. At March 31, 2014 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at March 31, 2014.

Index

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.22%	4.00%	N/A
Bank	8.97%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.87%	4.00%	N/A
Bank	13.47%	4.00%	6.00%
Total
Corporation	15.13%	8.00%	N/A
Bank	14.74%	8.00%	10.00%

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

Cash and cash equivalents increased $9.8 million during the first three months of 2014. Net operating and investing activities provided $3.6 million and $8.3 million, respectively, and financing activities used $2.1 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred Shares. On April 15, 2014, the Corporation announced that its Board of Directors had declared a $0.01 per share cash dividend payable on its common stock to shareholders of record as of May 1, 2014. The dividend is to be paid on May 15, 2014.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: May 12, 2014	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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

