Form 10-Q
period 2014-09-30
STEWARDSHIP FINANCIAL CORP
filed 2014-11-12
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 6, 2014 was 6,029,374.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and due from banks	$10,540,000	$17,024,000
Other interest-earning assets	310,000	381,000
Cash and cash equivalents	10,850,000	17,405,000

Securities available for sale	138,255,000	168,411,000
Securities held to maturity; estimated fair value of $55,100,000 (at
September 30, 2014) and $27,221,000 (at December 31, 2013)	54,234,000	25,964,000
FHLB-NY stock, at cost	2,882,000	2,133,000
Loans held for sale	364,000	2,800,000
Loans, net of allowance for loan losses of $10,094,000 (at September 30, 2014)
and $9,915,000 (at December 31, 2013)	432,895,000	424,262,000
Premises and equipment, net	6,528,000	5,739,000
Accrued interest receivable	1,852,000	2,066,000
Other real estate owned, net	2,090,000	451,000
Bank owned life insurance	13,605,000	13,303,000
Other assets	8,997,000	10,974,000
Total assets	$672,552,000	$673,508,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$140,345,000	$133,565,000
Interest-bearing	416,666,000	444,026,000
Total deposits	557,011,000	577,591,000

Federal Home Loan Bank of New York advances	46,800,000	25,000,000
Securities sold under agreements to repurchase	100,000	7,300,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	274,000	401,000
Accrued expenses and other liabilities	3,892,000	2,220,000
Total liabilities	615,294,000	619,729,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2014 and December 31, 2013.
Liquidation preference of $15,000,000	14,981,000	14,974,000
Common stock, no par value; 10,000,000 shares authorized;
6,029,301 and 5,943,767 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	41,102,000	40,690,000
Retained earnings	2,790,000	1,905,000
Accumulated other comprehensive loss, net	(1,615,000)	(3,790,000)
Total shareholders' equity	57,258,000	53,779,000

Total liabilities and shareholders' equity	$672,552,000	$673,508,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans	$5,125,000	$5,534,000	$15,478,000	$17,138,000
Securities held to maturity
Taxable	193,000	69,000	374,000	220,000
Non-taxable	154,000	185,000	501,000	576,000
Securities available for sale
Taxable	565,000	642,000	1,940,000	1,786,000
Non-taxable	6,000	76,000	18,000	230,000
FHLB dividends	22,000	22,000	71,000	70,000
Other interest-earning assets	4,000	8,000	18,000	22,000
Total interest income	6,069,000	6,536,000	18,400,000	20,042,000

Interest expense:
Deposits	433,000	567,000	1,352,000	1,800,000
Borrowed money	358,000	373,000	1,088,000	1,102,000
Total interest expense	791,000	940,000	2,440,000	2,902,000

Net interest income before provision for loan losses	5,278,000	5,596,000	15,960,000	17,140,000
Provision for loan losses	250,000	900,000	250,000	3,350,000
Net interest income after provision for loan losses	5,028,000	4,696,000	15,710,000	13,790,000

Noninterest income:
Fees and service charges	510,000	459,000	1,435,000	1,407,000
Bank owned life insurance	100,000	98,000	302,000	251,000
Gain on calls and sales of securities	—	—	—	2,000
Gain on sales of mortgage loans	32,000	150,000	46,000	610,000
Loss on sale of loans	—	—	(241,000)	—
Gain on sale of other real estate owned	—	156,000	54,000	282,000
Gain on life insurance proceeds	—	—	—	537,000
Miscellaneous	122,000	108,000	374,000	351,000
Total noninterest income	764,000	971,000	1,970,000	3,440,000

Noninterest expenses:
Salaries and employee benefits	2,624,000	2,570,000	7,859,000	7,977,000
Occupancy, net	439,000	518,000	1,514,000	1,538,000
Equipment	167,000	197,000	530,000	580,000
Data processing	433,000	327,000	1,255,000	987,000
Advertising	288,000	117,000	629,000	368,000
FDIC insurance premium	133,000	220,000	477,000	646,000
Charitable contributions	45,000	60,000	135,000	180,000
Miscellaneous	860,000	865,000	2,790,000	2,661,000
Total noninterest expenses	4,989,000	4,874,000	15,189,000	14,937,000
Income before income tax expense	803,000	793,000	2,491,000	2,293,000
Income tax expense	251,000	271,000	707,000	488,000
Net income	552,000	522,000	1,784,000	1,805,000
Dividends on preferred stock	170,000	170,000	512,000	463,000
Net income available to common shareholders	$382,000	$352,000	$1,272,000	$1,342,000

Basic and diluted earnings per common share	$0.06	$0.06	$0.21	$0.23

Weighted average number of basic and diluted
common shares outstanding	6,026,848	5,939,958	5,994,800	5,935,195

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$552,000	$522,000	$1,784,000	$1,805,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on
securities available for sale	(187,000)	(354,000)	2,473,000	(3,422,000)
Loss on securities reclassifed from available for
sale to held to maturity	—	—	(457,000)	—
Accretion of loss on securities reclassified to
held to maturity	36,000	—	47,000	—
Reclassification adjustment for gains in net income	—	—	—	(1,000)
Change in fair value of interest rate swap	44,000	20,000	112,000	118,000

Total other comprehensive income (loss)	(107,000)	(334,000)	2,175,000	(3,305,000)

Total comprehensive income (loss)	$445,000	$188,000	$3,959,000	$(1,500,000)

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2014
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends paid on common stock	—	—	—	(179,000)	—	(179,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(512,000)	—	(512,000)
Common stock issued under dividend
reinvestment plan	—	5,097	23,000	—	—	23,000
Common stock issued under stock plans	—	30,776	141,000	—	—	141,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	48,000	—	48,000
Amortization of issuance costs	7,000	—	—	(7,000)	—	—
Net income	—	—	—	1,784,000	—	1,784,000
Other comprehensive income	—	—	—	—	2,175,000	2,175,000

Balance -- September 30, 2014	$14,981,000	6,029,301	$41,102,000	$2,790,000	$(1,615,000)	$57,258,000

	Nine Months Ended September 30, 2013
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2012	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends paid on common stock	—	—	—	(178,000)	—	(178,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends accrued on preferred stock	—	—	—	(463,000)	—	(463,000)
Common stock issued under stock plans	—	16,533	74,000	—	—	74,000
Amortization of issuance costs	8,000	—	—	(8,000)	—	—
Net income	—	—	—	1,805,000	—	1,805,000
Other comprehensive loss	—	—	—	—	(3,305,000)	(3,305,000)

Balance -- September 30, 2013	$14,972,000	5,941,398	$40,679,000	$1,472,000	$(2,845,000)	$54,278,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,784,000	$1,805,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	320,000	325,000
Amortization of premiums and accretion of discounts, net	725,000	1,031,000
Amortization of restricted stock	48,000	—
Accretion of deferred loan fees	37,000	56,000
Provision for loan losses	250,000	3,350,000
Originations of mortgage loans held for sale	(3,346,000)	(37,172,000)
Proceeds from sale of mortgage loans	3,028,000	37,656,000
Proceeds from sale of loans	2,559,000	—
Gain on sales of mortgage loans	(46,000)	(610,000)
Loss on sale of loans	241,000	—
Gain on sales and calls of securities	—	(2,000)
Gain on sale of other real estate owned	(54,000)	(282,000)
Deferred income tax expense (benefit)	(154,000)	(99,000)
Decrease in accrued interest receivable	214,000	314,000
Decrease in accrued interest payable	(127,000)	(187,000)
Earnings on bank owned life insurance	(302,000)	(251,000)
Gain on life insurance proceeds	—	(537,000)
Decrease in other assets	907,000	2,420,000
Increase in other liabilities	1,785,000	511,000
Net cash provided by operating activities	7,869,000	8,328,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(7,835,000)	(44,841,000)
Proceeds from maturities and principal repayments on securities available-for-sale	14,086,000	22,880,000
Proceeds from sales and calls on securities available-for-sale	1,000,000	6,700,000
Purchase of securities held to maturity	(8,799,000)	—
Proceeds from maturities and principal repayments on securities held to maturity	6,083,000	2,316,000
Proceeds from sales and calls on securities held to maturity	—	1,170,000
Purchase of FHLB-NY stock	(749,000)	(600,000)
Net increase in loans	(11,187,000)	(2,722,000)
Proceeds from sale of other real estate owned	594,000	1,209,000
Purchase of bank owned life insurance	—	(3,000,000)
Life insurance proceeds	—	1,055,000
Additions to premises and equipment	(1,109,000)	(246,000)
Net cash used in investing activities	(7,916,000)	(16,079,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	6,780,000	15,632,000
Net decrease in interest-bearing deposits	(27,360,000)	(28,730,000)
Net increase in long term borrowings	5,000,000	—
Net increase (decrease) in securities sold under agreements to repurchase	(7,200,000)	701,000
Net increase in short term borrowings	16,800,000	15,100,000
Cash dividends paid on common stock	(179,000)	(178,000)
Cash dividends paid on preferred stock	(512,000)	(463,000)
Payment of discount on dividend reinvestment plan	(1,000)	(1,000)
Issuance of common stock	164,000	74,000
Net cash provided by (used in) financing activities	(6,508,000)	2,135,000

Net decrease in cash and cash equivalents	(6,555,000)	(5,616,000)
Cash and cash equivalents - beginning	17,405,000	21,016,000
Cash and cash equivalents - ending	$10,850,000	$15,400,000

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,567,000	$3,089,000
Cash paid during the period for income taxes	183,000	251,000
Reclassification of securities available-for-sale to held to maturity	24,022,000	—
Transfers from loans to other real estate owned	2,267,000	349,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2014

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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.

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

Index

Note 2. Securities – Available-for-sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$31,148,000	$66,000	$878,000	$30,336,000
Obligations of state and political
subdivisions	1,422,000	4,000	10,000	1,416,000
Mortgage-backed securities - residential	90,770,000	532,000	1,249,000	90,053,000
Asset-backed securities (a)	9,874,000	72,000	—	9,946,000
Corporate debt	2,997,000	13,000	43,000	2,967,000

Total debt securities	136,211,000	687,000	2,180,000	134,718,000
Other equity investments	3,635,000	—	98,000	3,537,000
	$139,846,000	$687,000	$2,278,000	$138,255,000

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$41,066,000	$15,000	$2,389,000	$38,692,000
Obligations of state and political
subdivisions	1,429,000	—	71,000	1,358,000
Mortgage-backed securities - residential	115,134,000	244,000	3,143,000	112,235,000
Asset-backed securities (a)	9,874,000	11,000	49,000	9,836,000
Corporate debt	2,995,000	5,000	115,000	2,885,000

Total debt securities	170,498,000	275,000	5,767,000	165,006,000
Other equity investments	3,543,000	—	138,000	3,405,000
	$174,041,000	$275,000	$5,905,000	$168,411,000

(a) Collateralized by student loans

For the three and nine months ended September 30, 2014, cash proceeds realized from sales and calls of securities available-for-sale were $1,000,000. Cash proceeds realized from calls and sales of securities available-for-sale for the three and nine months ended September 30, 2013 were $200,000 and $6,700,000, respectively. There were no gross gains and no gross losses realized on sales or calls during the three and nine months ended September 30, 2014. There were no gross gains realized on calls and sales during the three months ended September 30, 2013. Gross gains realized on calls and sales during the nine months ended September 30, 2013 totaled $2,000. There were no gross losses realized on calls and sales during the three and nine months ended September 30, 2013.

Index

The following is a summary of the held to maturity securities and related unrealized gains and losses:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$11,939,000	$28,000	$27,000	$11,940,000
Obligations of state and political
subdivisions	16,327,000	659,000	—	16,986,000
Mortgage-backed securities - residential	25,968,000	426,000	220,000	26,174,000
	$54,234,000	$1,113,000	$247,000	$55,100,000

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$258,000	$31,000	$—	$289,000
Obligations of state and political
subdivisions	20,642,000	838,000	—	21,480,000
Mortgage-backed securities - residential	5,064,000	388,000	—	5,452,000
	$25,964,000	$1,257,000	$—	$27,221,000

There were no cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2014. Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2013 were $920,000 and $1,170,000, respectively. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2014 or 2013.

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

The changes in available-for-sale and held to maturity securities for the period ending September 30, 2014 is primarily attributed to a $24.0 million transfer of previously-designated available-for-sale securities to a held to maturity designation at fair value. In accordance with Accounting Standards Codification 320, Investment – Debt and Equity Securities, the Corporation is required at each balance sheet due date to reassess the classification of each security held. The reclassification which occurred during the three months ended June 30, 2014 is permitted as the Corporation has appropriately determined the ability and intent to hold these securities as an investment, until maturity or call. The securities were transferred to the held to maturity portfolio to protect our tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. The securities transferred had a net loss of $742,000 that is reflected in accumulated other comprehensive loss on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities.

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

	September 30, 2014
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$—	$—
After one year, but within five years	7,921,000	7,867,000
After five years, but within ten years	15,386,000	14,993,000
After ten years	12,260,000	11,859,000
Mortgage-backed securities - residential	90,770,000	90,053,000
Asset-backed securities	9,874,000	9,946,000
Total	$136,211,000	$134,718,000

Held to maturity
Within one year	$3,926,000	$3,977,000
After one year, but within five years	8,841,000	9,252,000
After five years, but within ten years	11,500,000	11,697,000
After ten years	3,999,000	4,000,000
Mortgage-backed securities - residential	25,968,000	26,174,000
Total	$54,234,000	$55,100,000

The following tables summarize the fair value and unrealized losses in the available-for-sale securities portfolio of those investment securities which reported an unrealized loss at September 30, 2014 and December 31, 2013, and if the unrealized loss position was continuous for the twelve months prior to September 30, 2014 and December 31, 2013.

Index

Available-for-Sale
September 30, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$869,000	$(4,000)	$23,588,000	$(874,000)	$24,457,000	$(878,000)
Obligations of state and
political subdivisions	—	—	1,006,000	(10,000)	1,006,000	(10,000)
Mortgage-backed
securities - residential	12,782,000	(87,000)	36,083,000	(1,162,000)	48,865,000	(1,249,000)
Asset-backed securities	—	—	—	—	—	—
Corporate debt	—	—	1,457,000	(43,000)	1,457,000	(43,000)
Other equity investments	—	—	3,477,000	(98,000)	3,477,000	(98,000)
Total temporarily
impaired securities	$13,651,000	$(91,000)	$65,611,000	$(2,187,000)	$79,262,000	$(2,278,000)

December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$24,517,000	$(1,531,000)	$8,987,000	$(858,000)	$33,504,000	$(2,389,000)
Obligations of state and
political subdivisions	949,000	(43,000)	409,000	(28,000)	1,358,000	(71,000)
Mortgage-backed
securities - residential	75,183,000	(2,304,000)	13,334,000	(839,000)	88,517,000	(3,143,000)
Asset-backed securities	8,791,000	(49,000)	—	—	8,791,000	(49,000)
Corporate debt	2,385,000	(115,000)	—	—	2,385,000	(115,000)
Other equity investments	3,346,000	(138,000)	—	—	3,346,000	(138,000)
Total temporarily
impaired securities	$115,171,000	$(4,180,000)	$22,730,000	$(1,725,000)	$137,901,000	$(5,905,000)

Held to Maturity
September 30, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$10,683,000	$(27,000)	$—	$—	$10,683,000	$(27,000)
Obligations of state and
political subdivisions	—	—	—	—	—	—
Mortgage-backed
securities - residential	17,716,000	(220,000)	—	—	17,716,000	(220,000)
Total temporarily
impaired securities	$28,399,000	$(247,000)	$—	$—	$28,399,000	$(247,000)

December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$—	$—	$—	$—
Obligations of state and
political subdivisions	—	—	—	—	—	—
Mortgage-backed
securities - residential	—	—	—	—	—	—
Total temporarily
impaired securities	$—	$—	$—	$—	$—	$—

Index

Other-Than-Temporary-Impairment

At September 30, 2014, there were twenty-four U.S. government-sponsored agency securities, two obligations of state and political subdivisions securities, thirty-two mortgage-backed securities, two corporate debt securities, and one other equity investments security in a continuous loss position for 12 months or longer. Management has assessed the securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013 and has determined that any decline in fair values below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

In making this determination, management considered the following factors in estimating the cash flows expected to be collected from the security: the period of time the securities were in an unrealized loss position; the percentage decline in comparison to the securities’ amortized cost; any adverse conditions specifically related to the security, an industry or a geographic area; the rating or changes to the rating by a credit rating agency; the financial condition of the issuer and guarantor and any recoveries or additional declines in fair value subsequent to the balance sheet date. Management expects to collect all amounts contractually due and none of the debt securities can be prepaid at less than the par values.

Management does not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Index

Note 3. Loans and Allowance for Loan Losses

At September 30, 2014 and December 31, 2013, respectively, the loan portfolio consisted of the following:

	September 30,	December 31,
	2014	2013

Commercial:
Secured by real estate	$50,139,000	$46,162,000
Other	24,036,000	27,728,000
Commercial real estate	263,758,000	253,035,000
Commercial construction	3,996,000	3,445,000
Residential real estate	71,803,000	77,540,000
Consumer:
Secured by real estate	26,889,000	25,458,000
Other	478,000	534,000
Small Business Administration - guaranteed portion	1,819,000	—
Other	88,000	107,000
Total gross loans	443,006,000	434,009,000

Less: Deferred loan fees, net of costs	17,000	(168,000)
Allowance for loan losses	10,094,000	9,915,000
	10,111,000	9,747,000

Loans, net	$432,895,000	$424,262,000

During the three months ended September 30, 2014, the Corporation purchased the guaranteed portion of several Small Business Administration (SBA) loans. Due to the guarantee of the principal amount of these SBA loans, no allowance for loan losses is established for these SBA loans.

At September 30, 2014 and December 31, 2013, loan participations sold by the Corporation to other lending institutions totaled approximately $11,924,000 and $12,725,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,068,000	$94,000	$(76,000)	$23,000	$3,109,000
Commercial real estate	5,448,000	559,000	(3,000)	75,000	6,079,000
Commercial construction	120,000	54,000	—	—	174,000
Residential real estate	452,000	(121,000)	—	—	331,000
Consumer	259,000	(33,000)	—	1,000	227,000
Other loans	—	1,000	(1,000)	—	—
Unallocated	478,000	(304,000)	—	—	174,000
Total	$9,825,000	$250,000	$(80,000)	$99,000	$10,094,000

Index

	For the nine months ended September 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,373,000	$(156,000)	$(259,000)	$151,000	$3,109,000
Commercial real estate	5,665,000	363,000	(89,000)	140,000	6,079,000
Commercial construction	117,000	57,000	—	—	174,000
Residential real estate	460,000	(121,000)	(8,000)	—	331,000
Consumer	288,000	(56,000)	(6,000)	1,000	227,000
Other loans	3,000	(2,000)	(1,000)	—	—
Unallocated	9,000	165,000	—	—	174,000
Total	$9,915,000	$250,000	$(363,000)	$292,000	$10,094,000

	For the three months ended September 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,985,000	$508,000	$(274,000)	$44,000	$4,263,000
Commercial real estate	5,598,000	518,000	(672,000)	118,000	5,562,000
Commercial construction	304,000	(191,000)	—	—	113,000
Residential real estate	434,000	23,000	(57,000)	—	400,000
Consumer	410,000	23,000	(142,000)	—	291,000
Other loans	1,000	1,000	—	—	2,000
Unallocated	55,000	18,000	—	—	73,000
Total	$10,787,000	$900,000	$(1,145,000)	$162,000	$10,704,000

	For the nine months ended September 30, 2013
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$4,832,000	$231,000	$(922,000)	$122,000	$4,263,000
Commercial real estate	4,936,000	2,939,000	(2,431,000)	118,000	5,562,000
Commercial construction	169,000	(58,000)	(24,000)	26,000	113,000
Residential real estate	308,000	149,000	(57,000)	—	400,000
Consumer	352,000	64,000	(145,000)	20,000	291,000
Other loans	3,000	(3,000)	—	2,000	2,000
Unallocated	41,000	28,000	—	4,000	73,000
Total	$10,641,000	$3,350,000	$(3,579,000)	$292,000	$10,704,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Commercial	Commercial	Residential			Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	SBA	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$170,000	$989,000	$—	$—	$—	$—	$—	$—	$1,159,000

Collectively
evaluated for
impairment	2,939,000	5,090,000	174,000	331,000	227,000	—	—	174,000	8,935,000
Total ending
allowance
balance	$3,109,000	$6,079,000	$174,000	$331,000	$227,000	$—	$—	$174,000	$10,094,000

Loans:
Loans
individually
evaluated for
impairment	$6,642,000	$10,487,000	$338,000	$316,000	$371,000	$—	$—	$—	$18,154,000

Loans
collectively
evaluated for
impairment	67,533,000	253,271,000	3,658,000	71,487,000	26,996,000	1,819,000	88,000	—	424,852,000
Total ending
loan balance	$74,175,000	$263,758,000	$3,996,000	$71,803,000	$27,367,000	$1,819,000	$88,000	$—	$443,006,000

Index

	December 31, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$300,000	$72,000	$—	$—	$—	$—	$—	$372,000

Collectively
evaluated for
impairment	3,073,000	5,593,000	117,000	460,000	288,000	3,000	9,000	9,543,000
Total ending
allowance
balance	$3,373,000	$5,665,000	$117,000	$460,000	$288,000	$3,000	$9,000	$9,915,000

Loans:
Loans
individually
evaluated for
impairment	$7,261,000	$12,821,000	$1,196,000	$755,000	$617,000	$—	$—	$22,650,000

Loans
collectively
evaluated for
impairment	66,629,000	240,214,000	2,249,000	76,785,000	25,375,000	107,000	—	411,359,000
Total ending
loan balance	$73,890,000	$253,035,000	$3,445,000	$77,540,000	$25,992,000	$107,000	$—	$434,009,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	September 30,	December 31,
	2014	2013

Commercial:
Secured by real estate	$1,925,000	$2,182,000
Other	—	73,000
Commercial real estate	1,822,000	6,592,000
Residential real estate	316,000	755,000
Consumer:
Secured by real estate	371,000	617,000

Total nonaccrual loans	$4,434,000	$10,219,000

At December 31, 2013, there was one relationship, which included four nonaccrual commercial real estate loans totaling $2.8 million, which was classified as held for sale and included in the table above. The $2.8 million was sold and there were no nonaccrual loans classified as held for sale at September 30, 2014.

At September 30, 2014 and December 31, 2013, there were no loans that were past due 90 days and still accruing.

Index

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the nine months ended September 30, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$6,650,000	$5,478,000		$5,595,000	$175,000
Other	70,000	62,000		67,000	2,000
Commercial real estate	5,692,000	3,618,000		7,624,000	126,000
Commercial construction	752,000	338,000		574,000	63,000
Residential real estate	366,000	316,000		633,000	—
Consumer:
Secured by real estate	381,000	371,000		552,000	—

With an allowance recorded:
Commercial:
Secured by real estate	386,000	386,000	$162,000	437,000	11,000
Other	720,000	716,000	8,000	761,000	34,000
Commercial real estate	6,880,000	6,869,000	989,000	3,494,000	173,000
Commercial construction	—	—	—	525,000	—

	$21,897,000	$18,154,000	$1,159,000	$20,262,000	$584,000

During the nine months ended September 30, 2014, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,204,000	$5,756,000		$6,286,000	$239,000
Other	80,000	73,000		98,000	1,000
Commercial real estate	12,920,000	10,474,000		9,952,000	118,000
Commercial construction	567,000	528,000		2,753,000	52,000
Residential real estate	826,000	755,000		529,000	—
Consumer:
Secured by real estate	630,000	617,000		730,000	—

With an allowance recorded:
Commercial:
Secured by real estate	686,000	559,000	$269,000	900,000	28,000
Other	877,000	873,000	31,000	1,067,000	52,000
Commercial real estate	2,356,000	2,347,000	72,000	3,174,000	47,000
Commercial construction	1,043,000	668,000	—	430,000	43,000
Residential real estate	—	—	—	36,000	—
Consumer:
Secured by real estate	—	—	—	68,000	—
	$27,189,000	$22,650,000	$372,000	$26,023,000	$580,000

During the year ended December 31, 2013, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2014
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$74,000	$—	$1,399,000	$1,473,000	$48,666,000	$50,139,000
Other	—	—	—	—	24,036,000	24,036,000
Commercial real estate	—	1,389,000	1,154,000	2,543,000	261,215,000	263,758,000
Commercial construction	—	—	—	—	3,996,000	3,996,000
Residential real estate	—	—	—	—	71,803,000	71,803,000
Consumer:
Secured by real estate	10,000	—	249,000	259,000	26,630,000	26,889,000
Other	—	—	—	—	478,000	478,000
SBA	—	—	—	—	1,819,000	1,819,000
Other	—	—	—	—	88,000	88,000
Total	$84,000	$1,389,000	$2,802,000	$4,275,000	$438,731,000	$443,006,000

	December 31, 2013
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$866,000	$—	$499,000	$1,365,000	$44,797,000	$46,162,000
Other	—	—	—	—	27,728,000	27,728,000
Commercial real estate	1,043,000	—	5,100,000	6,143,000	246,892,000	253,035,000
Commercial construction	—	—	—	—	3,445,000	3,445,000
Residential real estate	—	—	523,000	523,000	77,017,000	77,540,000
Consumer:
Secured by real estate	—	—	479,000	479,000	24,979,000	25,458,000
Other	—	3,000	—	3,000	531,000	534,000
Other	—	—	—	—	107,000	107,000
Total	$1,909,000	$3,000	$6,601,000	$8,513,000	$425,496,000	$434,009,000

Troubled Debt Restructurings

At September 30, 2014 and December 31, 2013, the Corporation had $14.6 million and $16.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $13.7 million and $15.2 million were performing in accordance with their new terms at September 30, 2014 and December 31, 2013, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $1.1 million and $281,000 have been allocated for the troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Corporation had committed $257,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. There were no committed amounts at September 30, 2014.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2014 and 2013:

Index

	For the three months ended September 30,			For the nine months ended September 30,
	2014			2014
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	2	$254,000	$254,000	2	$254,000	$254,000
Commercial real estate	1	114,000	114,000	1	114,000	114,000

Total	3	$368,000	$368,000	3	$368,000	$368,000

	For the three months ended September 30,			For the nine months ended September 30,
	2013			2013
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Other	—	$—	$—	1	$17,000	$17,000
Commercial real estate	1	1,994,000	1,994,000	1	1,994,000	1,994,000

Total	1	$1,994,000	$1,994,000	2	$2,011,000	$2,011,000

During the three and nine months ended September 30, 2014, three loans were modified as troubled debt restructurings. The modification of the terms of the two commercial – secured by real estate loans represented a term out of the remaining balances on these matured loans as well as an interest rate reduction. The modification of the terms of the $114,000 commercial real estate loan involved an extension of the loan with an additional borrower added.

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

For the three and nine months ended September 30, 2014, the troubled debt restructuring described above resulted in a net increase in the allowance for loan losses of $89,000. There were no charge-offs during the three and nine months ended September 30, 2014 related to these troubled debt restructurings.

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

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$43,889,000	$3,559,000	$2,691,000	$—	$—	$50,139,000
Other	22,517,000	698,000	821,000	—	—	24,036,000
Commercial real estate	250,187,000	6,237,000	7,334,000	—	—	263,758,000
Commercial construction	2,502,000	1,494,000	—	—	—	3,996,000
Total	$319,095,000	$11,988,000	$10,846,000	$—	$—	$341,929,000

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$39,114,000	$3,387,000	$3,661,000	$—	$—	$46,162,000
Other	25,604,000	1,325,000	799,000	—	—	27,728,000
Commercial real estate	241,488,000	7,326,000	4,221,000	—	—	253,035,000
Commercial construction	2,164,000	1,281,000	—	—	—	3,445,000
Total	$308,370,000	$13,319,000	$8,681,000	$—	$—	$330,370,000

Index

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Greater than 90 Days Past Due
	Current	and Nonaccrual	Total

Residential real estate	$71,803,000	$—	$71,803,000
Consumer:
Secured by real estate	26,640,000	249,000	26,889,000
Other	478,000	—	478,000
Total	$98,921,000	$249,000	$99,170,000

	December 31, 2013
		Greater than 90 Days Past Due
	Current	and Nonaccrual	Total

Residential real estate	$77,017,000	$523,000	$77,540,000
Consumer:
Secured by real estate	24,979,000	479,000	25,458,000
Other	534,000	—	534,000
Total	$102,530,000	$1,002,000	$103,532,000

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
	At September 30, 2014
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$30,336,000	$—	$30,336,000	$—
Obligations of state and
political subdivisions	1,416,000	—	1,416,000	—
Mortgage-backed
securities - residential	90,053,000	—	90,053,000	—
Asset-backed securities	9,946,000	—	9,946,000	—
Corporate debt	2,967,000	—	2,967,000	—
Other equity investments	3,537,000	3,477,000	60,000	—
Total available for
sale securities	$138,255,000	$3,477,000	$134,778,000	$—

Liabilities:
Interest rate swap	$372,000	$—	$372,000	$—

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

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2014 or during the year ended December 31, 2013. There were no changes to the valuation techniques for fair value measurements as of September 30, 2014 and December 31, 2013.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$436,000	$—	$—	$436,000
Commercial real estate	319,000	—	—	319,000
Consumer
Secured by real estate	49,000	—	—	49,000
Other Real Estate Owned	1,792,000	—	—	1,792,000
	$2,596,000	$—	$—	$2,596,000

	At December 31, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$5,861,000	$—	$—	$5,861,000
Commercial real estate	8,483,000	—	—	8,483,000
Commercial construction	1,196,000	—	—	1,196,000
Residential real estate	755,000	—	—	755,000
Consumer
Secured by real estate	617,000	—	—	617,000
Other Real Estate Owned	451,000	—	—	451,000
	$17,363,000	$—	$—	$17,363,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $948,000, with a valuation allowance of $144,000, resulting in an increase of the allocation for loan losses of $241,000 for the nine months ended September 30, 2014.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $17,180,000, with a valuation allowance of $268,000, resulting in an increase of the provision for loan losses of $3,975,000 for the year ended December 31, 2013.

OREOs had a recorded investment value of $1,909,000 with a $117,000 valuation allowance at September 30, 2014. At December 31, 2013, OREO had a recorded investment of $480,000 with a $29,000 valuation allowance. Additional valuation allowances of $117,000 were recorded during the nine months ended September 30, 2014. Additional valuation allowances of $10,000 were recorded during the nine months ended September 30, 2013.

Index

For the Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2014
Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$ 714,000	Comparable real estate sales	Adjustments for differences	5% - 10%
		and / or the income approach.	between comparable sales
and income data available.

			Estimated selling costs.	7%

Other real estate owned	$ 1,792,000	Comparable real estate sales	Adjustments for differences	0% - 12%
		and / or the income approach.	between comparable sales
and income data available.

			Estimated selling costs.	7%

December 31, 2013
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$16,912,000	Comparable real estate sales	Adjustments for differences	1% - 25%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$ 451,000	Comparable real estate sales	Adjustments for differences	5% - 8%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2014

Financial assets:
Cash and cash equivalents	$10,850,000	$10,850,000	$—	$—
Securities available for sale	138,255,000	3,477,000	134,778,000	—
Securities held to maturity	54,234,000	—	55,100,000	—
Mortgage loans held for sale	364,000	—	—	363,000
Loans, net	432,895,000	—	—	440,228,000
Accrued interest receivable	1,852,000	—	583,000	1,269,000

Financial liabilities:
Deposits	557,011,000	424,371,000	132,739,000	—
FHLB-NY advances	46,800,000	—	47,158,000	—
Securities sold under
agreements to repurchase	100,000	—	100,000	—
Subordinated debentures	7,217,000	—	—	7,190,000
Accrued interest payable	274,000	1,000	255,000	18,000
Interest rate swap	372,000	—	372,000	—

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2013

Financial assets:
Cash and cash equivalents	$17,405,000	$17,405,000	$—	$—
Securities available for sale	168,411,000	3,345,000	165,066,000	—
Securities held to maturity	25,964,000	—	27,221,000	—
Loans held for sale	2,800,000	—	—	2,800,000
Loans, net	424,262,000	—	—	434,126,000
Accrued interest receivable	2,066,000	—	735,000	1,331,000

Financial liabilities:
Deposits	577,591,000	441,790,000	136,268,000	—
FHLB-NY advances	25,000,000	—	25,404,000	—
Securities sold under
agreements to repurchase	7,300,000	—	7,525,000	—
Subordinated debentures	7,217,000	—	—	7,213,000
Accrued interest payable	401,000	1,000	380,000	20,000
Interest rate swap	559,000	—	559,000	—

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

Interest rate swap – The fair value of derivatives, which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At September 30, 2014 and December 31, 2013 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2014 and December 31, 2013 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at September 30, 2014 and December 31, 2013, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$552,000	$522,000	$1,784,000	$1,805,000
Dividends on preferred stock	170,000	170,000	512,000	463,000
Net income available to common stockholders	$382,000	$352,000	$1,272,000	$1,342,000

Weighted average common shares outstanding - basic	6,026,848	5,939,958	5,994,800	5,935,195
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	6,026,848	5,939,958	5,994,800	5,935,195

Basic earnings per common share	$0.06	$0.06	$0.21	$0.23

Diluted earnings per common share	$0.06	$0.06	$0.21	$0.23

There were no stock options to purchase shares of common stock for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, stock options to purchase 1,101 and 4,849 shares of common stock, respectively, were not considered in computing diluted earnings per share of common stock because they were antidilutive.

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

Index

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three Months Ended
	September 30, 2014			September 30, 2013
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$803,000	$(251,000)	$552,000	$793,000	$(271,000)	$522,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	(303,000)	116,000	(187,000)	(578,000)	224,000	(354,000)
Accretion of loss on securities
reclassified to held to maturity	58,000	(22,000)	36,000	—	—	—
Change in fair value of
interest rate swap	73,000	(29,000)	44,000	33,000	(13,000)	20,000

Total other comprehensive
income (loss)	(172,000)	65,000	(107,000)	(545,000)	211,000	(334,000)

Total comprehensive income (loss)	$631,000	$(186,000)	$445,000	$248,000	$(60,000)	$188,000

	Nine Months Ended
	September 30, 2014			September 30, 2013
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$2,491,000	$(707,000)	$1,784,000	$2,293,000	$(488,000)	$1,805,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	4,040,000	(1,567,000)	2,473,000	(5,591,000)	2,169,000	(3,422,000)
Reclassification adjustment
for gains in net income	—	—	—	(2,000)	1,000	(1,000)
Loss on securities reclassifed
from available-for-sale to
held to maturity	(742,000)	285,000	(457,000)	—	—	—
Accretion of loss on securities
reclassified to held to maturity	76,000	(29,000)	47,000	—	—	—
Change in fair value of
interest rate swap	187,000	(75,000)	112,000	197,000	(79,000)	118,000

Total other comprehensive
income (loss)	3,561,000	(1,386,000)	2,175,000	(5,396,000)	2,091,000	(3,305,000)

Total comprehensive income (loss)	$6,052,000	$(2,093,000)	$3,959,000	$(3,103,000)	$1,603,000	$(1,500,000)

Index

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities		Accumulated
	and Losses on	reclassifed from	Unrealized Gains	Other
	Available-For-Sale	Available-For-Sale	and Losses on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income (loss)
before reclassifications	2,473,000	(410,000)	112,000	2,175,000
Other comprehensive
income (loss), net	2,473,000	(410,000)	112,000	2,175,000
Balance at September 30, 2014	$(982,000)	$(410,000)	$(223,000)	$(1,615,000)

	Nine Months Ended September 30, 2013
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities		Accumulated
	and Losses on	reclassifed from	Unrealized Gains	Other
	Available-For-Sale	Available-For-Sale	and Losses on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2012	$947,000	$—	$(487,000)	$460,000
Other comprehensive income (loss)
before reclassifications	(3,422,000)	—	118,000	(3,304,000)
Amounts reclassified from other
comprehensive income (loss)	(1,000)	—	—	(1,000)
Other comprehensive
income (loss), net	(3,423,000)	—	118,000	(3,305,000)
Balance at September 30, 2013	$(2,476,000)	$—	$(369,000)	$(2,845,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Income (Loss)	2014	2013	Line Item

Unrealized gains on AFS securities before tax	$—	$2,000	Gains on securities transactions, net
Tax effect	—	(1,000)
Total net of tax	—	1,000

Total reclassifications, net of tax	$—	$1,000

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

Index

Financial Condition

Total assets increased slightly to $672.6 million at September 30, 2014 from $673.5 million at December 31, 2013. Cash and cash equivalents decreased $6.6 million to $10.8 million at September 30, 2014 from $17.4 million at December 31, 2013. During the second quarter of 2014, the Corporation reclassified $24.0 million of securities available-for-sale to securities held to maturity as the Corporation has the intent and ability to hold these securities until maturity. The securities were transferred to the held to maturity portfolio to protect our tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. After the reclassification, the balance in securities available-for-sale reflected a $6.2 million decrease while securities held to maturity increased $4.3 million since December 31, 2013. In late 2013, the Corporation sold $12.0 million of obligations of state and political subdivisions from the available-for-sale portfolio. The transaction lowered the impact of tax-free income on the portfolio and helped fund the purchase of loan participations. Net loans increased $8.6 million to $432.9 million at September 30, 2014 compared to $424.3 million at December 31, 2013. New loans originated during the first nine months of fiscal year 2014 were partially offset by decreases due to regular principal payments and payoffs. Loans held for sale totaled $364,000 at September 30, 2014, a decrease of $2,436,000 from $2.8 million at December 31, 2013. The $2.8 million represented the fair value of a small group of nonperforming loans that, at December 31, 2013, the Corporation had categorized as held for sale at the lower of cost or fair value of the underlying collateral, less cost to sell. This loan group was sold during the first quarter of 2014 and resulted in a net loss to the Corporation of $241,000, reflecting further declines in fair value. Other real estate owned (OREO) increased $1.6 million to $2.1 million at September 30, 2014 compared to $451,000 at December 31, 2013 reflecting the foreclosure or deed-in-lieu of foreclosure on several properties partially offset by the sale of two OREO properties.

Deposits totaled $557.0 million at September 30, 2014, a decrease of $20.6 million from $577.6 million at December 31, 2013. The net decline in deposits consisted of a $27.4 million decrease in interest-bearing accounts partially offset by a $6.8 million increase in noninterest-bearing accounts.

FHLB – NY advances were $46.8 million at September 30, 2014 compared to $25.0 million at December 31, 2013. The increase in these borrowings was the result of securities sold under agreements to repurchase maturity of $7.0 million and the decline in deposits.

Results of Operations

General

The Corporation reported net income of $552,000, or $0.06 diluted earnings per common share for the three months ended September 30, 2014, compared to net income of $522,000, or $0.06 diluted earnings per common share for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Corporation reported net income of $1.8 million, or $0.21 diluted earnings per common share compared to net income of $1.8 million, or $0.23 per diluted common share, for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2014 was $5.4 million and $16.3 million, respectively, compared to $5.7 million and $17.6 million recorded in the same prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2014 were 3.17% and 3.36%, respectively, compared to 3.31% and 3.49% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the net interest rate spread and net yield on interest-earning assets were 3.25% and 3.42%, respectively, compared to 3.41% and 3.60% for the nine months ended September 30, 2013. The net interest rate spread and net yield on interest-earning assets for the current year periods reflect a decline in loan interest rates and an increase in yields on securities as well as a decline in the interest rates on deposits. The increase in yields on securities partially reflects the above noted sale of lower yielding obligations of state and political subdivisions. In addition, due to a slowdown in mortgage refinance activity, a reduction in premium amortization contributed to an increase in the yields on securities. The Corporation continues to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets primarily reflect lower yields on loans reflective of the historically low market rates in the current environment partially offset by increased yields on investment securities.

The following table reflects the components of the Corporation’s net interest income for the three and nine months ended September 30, 2014 and 2013 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2014			2013
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$434,849	$5,136	4.69%	$439,283	$5,544	5.01%
Taxable investment securities (1)	178,290	780	1.74	176,540	733	1.65
Tax-exempt investment securities (1) (2)	18,649	240	5.11	34,787	390	4.44
Other interest-earning assets	2,662	4	0.60	407	8	7.80
Total interest-earning assets	634,450	6,160	3.85	651,017	6,675	4.07

Non-interest-earning assets:
Allowance for loan losses	(9,906)			(11,282)
Other assets	43,004			51,306
Total assets	$667,548			$691,041

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$214,765	$156	0.29%	$230,406	$188	0.32%
Savings deposits	79,141	21	0.11	75,539	20	0.11
Time deposits	124,950	256	0.81	141,037	359	1.01
Repurchase agreements	5,887	72	4.85	7,684	93	4.80
FHLB-NY borrowing	32,321	159	1.95	26,662	153	2.28
Subordinated debenture	7,217	127	6.98	7,217	127	6.98
Total interest-bearing liabilities	464,281	791	0.68	488,545	940	0.76
Non-interest-bearing liabilities:
Demand deposits	143,098			145,668
Other liabilities	2,909			2,939
Stockholders' equity	57,260			53,889
Total liabilities and stockholders' equity	$667,548			$691,041

Net interest income (taxable equivalent basis)		5,369			5,735
Tax equivalent adjustment		(91)			(139)
Net interest income		$5,278			$5,596

Net interest spread (taxable equivalent basis)			3.17%			3.31%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.36%			3.49%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2014			2013
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$430,020	$15,509	4.82%	$443,316	$17,169	5.18%
Taxable investment securities (1)	177,830	2,385	1.79	172,482	2,076	1.61
Tax-exempt investment securities (1) (2)	20,307	778	5.12	35,970	1,202	4.47
Other interest-earning assets	6,758	18	0.36	413	22	7.12
Total interest-earning assets	634,915	18,690	3.94	652,181	20,469	4.20

Non-interest-earning assets:
Allowance for loan losses	(9,974)			(11,432)
Other assets	43,177			49,333
Total assets	$668,118			$690,082

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$220,203	$472	0.29%	$234,478	$562	0.32%
Savings deposits	79,094	64	0.11	72,300	58	0.11
Time deposits	128,768	816	0.85	145,745	1,180	1.08
Repurchase agreements	6,993	254	4.86	7,458	274	4.91
FHLB-NY borrowing	27,951	457	2.19	25,744	451	2.34
Subordinated debenture	7,217	377	6.98	7,217	377	6.98
Total interest-bearing liabilities	470,226	2,440	0.69	492,942	2,902	0.79
Non-interest-bearing liabilities:
Demand deposits	139,169			138,328
Other liabilities	2,648			3,093
Stockholders' equity	56,075			55,719
Total liabilities and stockholders' equity	$668,118			$690,082

Net interest income (taxable equivalent basis)		16,250			17,567
Tax equivalent adjustment		(290)			(427)
Net interest income		$15,960			$17,140

Net interest spread (taxable equivalent basis)			3.25%			3.41%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.42%			3.60%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended September 30, 2014, total interest income, on a tax equivalent basis, decreased $515,000 to $6.2 million, or 7.7%, when compared to the same prior year period. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. Total interest income on a tax equivalent basis decreased $1.8 million to $18.7 million for the nine months ended September 30, 2014, or 8.7%, compared to the same period for 2013. Consistent with the three month period, the decrease in the current nine month period is due to a decrease in the overall yield on interest-earning assets and a decrease in the average interest-earning assets. The average rate earned on interest-earning assets was 3.85% and 3.94% for the three and nine months ended September 30, 2014, respectively, compared to an average rate of 4.07% and 4.20% for the three and nine months ended September 30, 2013. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $16.6 million and $17.3 million for the three and nine months ended September 30, 2014 compared to the prior year periods. The change in average interest-earning assets resulted from a combination of declines in average investment securities and decreases from the comparable prior year periods in average loans. For the three months ended September 30, 2014, average investment securities and loans decreased $14.4 million and $4.4 million, respectively, when compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, average investment securities and loans decreased $10.3 million and $13.3 million, respectively, when compared to the nine months ended September 30, 2013.

Interest paid on deposits and borrowed money decreased $149,000 and $462,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. For the three months ended September 30, 2014, the total cost for interest-bearing liabilities declined to 0.68% representing an 8 basis point decline when compared to the same prior year period. The cost for deposits and borrowed money decreased 10 basis points from 0.79% for the nine month period ended September 30, 2013 to 0.69% for the comparable period in 2014. The average balance of total interest-bearing deposits and borrowings decreased $24.3 million and $22.7 million for the three and nine months ended September 30, 2014, respectively, from the comparable 2013 period. Average interest-bearing deposits decreased $28.1 million and $24.5 million for the three and nine months ended September 30, 2014, respectively, when compared to the same prior year periods.

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

For both the three and nine months ended September 30, 2014, the Corporation recorded a $250,000 provision for loan losses compared to $900,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively. The reduced level of a provision for loan losses in the current year periods is partially reflective of improvement in the Corporation’s credit quality metrics. Nonperforming loans of $4.4 million at September 30, 2014, or 1.00% of total gross loans, reflected a significant decrease from $10.2 million of nonperforming loans, or 2.34% of total gross loans, at December 31, 2013.

While the provision for loan losses recorded in the current year periods is lower than the comparable prior year periods, the need for an addition to the allowance for loan losses is partially reflective of growth in the loan portfolio. The allowance for loan losses was $10.1 million, or 2.28% of total gross loans, as of September 30, 2014 compared to $9.9 million or 2.28% of total gross loans as of December 31, 2013. The allowance for loan losses related to impaired loans increased from $372,000 at December 31, 2013 to $1,159,000 at September 30, 2014 due primarily to additional reserves established on existing impaired loans. During the nine months ended September 30, 2014, the Corporation charged off $363,000 of loan balances and recovered $292,000 in previously charged off loans compared to $3.6 million and $292,000, respectively, during the same period in 2013.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of provision will continue in the future.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Index

Noninterest Income

Noninterest income was $764,000 and $2.0 million for the three and nine months ended September 30, 2014, respectively, compared to $971,000 and $3.4 million for the prior year periods. Gains on sales of mortgage loans totaled $32,000 and $46,000 for the three and nine months ended September 30, 2014, respectively, a decrease from $150,000 and $610,000 for the three and nine months ended September 30, 2013. The decline is reflective of a rise in mortgage rates which reduced application volume. There we no gains on sales of other real estate owned for the three months ended September 30, 2014 compared to gains of $156,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest income included $54,000 of gains on sales of other real estate owned compared to $282,000 of gains on sales of other real estate owned for the nine months ended September 30, 2013. The nine months ended September 30, 2014 includes a $241,000 loss from the sale of nonperforming loans. For the nine months ended September 30, 2013, noninterest income included a $537,000 payment received as a result of an insurance death benefit.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2014 was $5.0 million and $15.2 million, respectively, compared to $4.9 million and $14.9 million in the comparable prior year periods. An increase in data processing expense is reflective of costs associated with the outsourcing / migration of the Corporation’s information technology environment/network, including disaster recovery/business continuity planning, to a third party hosted environment. An increase in advertising expense includes costs associated with television and radio marketing.

Income Tax Expense

Income tax expense totaled $251,000 and $707,000 for the three and nine months ended September 30, 2014, respectively, representing effective tax rates of 31.3% and 28.3%. For the three and nine months ended September 30, 2013, income tax expense totaled $271,000 and $488,000, respectively, equating to effective tax rates of 34.2% and 21.3%. The 2014 tax expense includes the impact of tax exempt income. The tax expense for 2013 reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income, including the gain on life insurance proceeds, which represented a larger percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

Index

	September 30,	June 30,	December 31,	September 30,
	2014	2014	2013	2013
		(Dollars in thousands)

Nonaccrual loans (1)	$4,434	$4,875	$10,219	$15,269
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	4,434	4,875	10,219	15,269

Other real estate owned	2,090	1,225	451	470
Total nonperforming assets	$6,524	$6,100	$10,670	$15,739

Allowance for loan losses	$10,094	$9,825	$9,915	$10,704

Nonperforming loans to total gross loans (3)	1.00%	1.13%	2.34%	3.48%
Nonperforming assets to total assets	0.97%	0.91%	1.58%	2.28%
Allowance for loan losses to total gross loans	2.28%	2.27%	2.28%	2.44%
Allowance for loan losses to
nonperforming loans	227.65%	201.54%	97.03%	70.10%

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

(3) Gross loans includes $2.8 million of loans held for sale at December 31, 2013.

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

At September 30, 2014, the nonaccrual loans were comprised of 27 loans, primarily commercial real estate loans and commercial loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

As of September 30, 2014, nonaccrual loans have decreased over 55% since December 31, 2013 to $4.4 million. The decrease reflects sales, payments received, payoffs, charge-offs and loans returned to an accrual status partially offset by a small number of new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 227.65% at September 30, 2014 from 97.03% at December 31, 2013. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects both the effect of a slight increase in the allowance for loan losses and a decrease in nonaccrual loans.

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

For loans not included in nonperforming loans, at September 30, 2014, the level of loans past due 30-89 days was $1.5 million compared to $1.9 million at December 31, 2013. We will continue to monitor delinquencies for early identification of new problem loans.

Index

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the nine months ended September 30, 2014, the Corporation reduced its unallocated allowance for loan losses by $304,000 as a result of the improved credit metrics of the Corporation and the decreased uncertainty of the nonperforming loan portfolio.

For the nine months ended September 30, 2014 a $250,000 provision for loan losses was recorded compared to $3.4 million for the nine months ended September 30, 2013. The total allowance for loan losses as a percentage of total loans was 2.28% at both September 30, 2014 and December 31, 2013.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended September 30, 2014 the Corporation recorded a net recovery of $19,000 compared to a net charge-off of $71,000 for the nine months ended September 30, 2014. For the prior year three and nine months ended September 30, 2013, net charge-offs were $983,000 and $3.3 million, respectively. These net charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2014 and December 31, 2013, the Corporation had $14.6 million and $16.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $13.7 million and $15.2 million were performing in accordance with their new terms at September 30, 2014 and December 31, 2013, respectively, and not included in the above table. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $1,104,000 and $281,000 have been allocated for the troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Corporation has committed $257,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. There were no committed amounts at September 30, 2014.

As of September 30, 2014, there were $11.9 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Index

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation. The FRB has issued regulations to define the adequacy of capital based upon the sensitivity of assets and off-balance sheet exposures to risk factors. Four categories of risk weights (0%, 20%, 50%, and 100%) were established to be applied to different types of balance sheet assets and off-balance sheet exposures. The aggregate of the risk-weighted items (risk-based assets) is the denominator of the ratio; the numerator of the ratio is risk-based capital. Under the regulations, risk-based capital has been classified into two categories. Tier 1 capital consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles. Tier 2 capital consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 capital and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making). However, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. At September 30, 2014, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% (in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion) is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non-risk-adjusted) for the preceding three months. At September 30, 2014 the minimum leverage ratio requirement to be considered well capitalized was 4%. The following table summarizes the capital ratios for the Corporation and the Bank at September 30, 2014.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Leverage ratio
Corporation	9.37%	4.00%	N/A
Bank	9.14%	4.00%	5.00%

Risk-based capital
Tier I
Corporation	13.43%	4.00%	N/A
Bank	13.08%	4.00%	6.00%
Total
Corporation	14.69%	8.00%	N/A
Bank	14.34%	8.00%	10.00%

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

Cash and cash equivalents decreased $6.6 million during the nine months ended September 30, 2014. Net operating activities provided $7.9 million while investing and financing activities used $7.9 million and $6.5 million, respectively.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred Shares. On October 22, 2014, the Corporation announced that its Board of Directors had declared a $0.02 per share cash dividend payable on its common stock to shareholders of record as of November 3, 2014. The dividend is to be paid on November 17, 2014.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: November 12, 2014	By: /s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By: /s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

[1] This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

