Form 10-K
period 2014-12-31
STEWARDSHIP FINANCIAL CORP
filed 2015-03-27
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014 was $22,992,000. As of March 20, 2015, 6,084,874 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2015 Annual Meeting of Shareholders.

FORM 10-K

STEWARDSHIP FINANCIAL CORPORATION

For the Year Ended December 31, 2014

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”). Such statements are not historical facts and may involve risks and uncertainties. Such statements include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions and are based on current beliefs and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” “should”, “plan”, “estimate” and “potential” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

▪	impairment charges with respect to securities,
▪	unanticipated costs in connection with new branch openings,
▪	further deterioration of the economy and level of unemployment,
▪	acts of war, acts of terrorism, cyber-attacks and natural disasters,
▪	declines in commercial and residential real estate values,
▪	unexpected changes in interest rates,
▪	inability to manage growth in commercial loans,
▪	unexpected loan prepayment volume,
▪	unanticipated exposure to credit risks,
▪	insufficient allowance for loan losses,
▪	competition from other financial institutions,
▪	adverse effects of government regulation or different than anticipated effects from existing regulations,
▪	passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us,
▪	a decline in the levels of loan quality and origination volume, and
▪	a decline in deposits.

The Corporation undertakes no obligation to update or revise any forward-looking statements in the future based upon future events or circumstances, new information or otherwise.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. Throughout 2014 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its current eleven branches located in the State of New Jersey. One branch closed in March 2014.

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

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2014, the Bank operated from its main office in Midland Park, New Jersey and eleven existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (2), Westwood and Wyckoff, New Jersey. One branch in Wayne, New Jersey was closed during 2014.

Competition

The market for banking services remains highly competitive. The Bank competes for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Bank. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents and companies located in the Bank’s service area. Certain of these institutions have significantly higher lending limits and expend greater resources on marketing and advertising than the Bank and provide services to their customers that the Bank does not offer.

Management believes the Bank is able to compete on a substantially equal basis with its competitors because it provides responsive, personalized services through management’s knowledge and awareness of the Bank’s service area, customers and business.

Employees

At December 31, 2014, the Corporation employed 123 full-time employees and 28 part-time employees. None of these employees is covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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
  made permanent the $250,000 limit for federal deposit insurance;
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

Provisions in the Dodd-Frank Act and related rules that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

Certain aspects of the Dodd-Frank Act remain subject to implementation through rulemaking that will continue for several years, making it difficult to anticipate the overall financial impact of the legislation on the Corporation, the Bank and its customers as well as the financial industry in general.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1” capital, consisting of common shareholders’ equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revises the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets and defined tax assets. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Corporation on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and were first used to calculate the June 30, 2011 assessment. The assessment rules were further modified in November, 2014; the revisions became effective on January 1, 2015. As of December 31, 2014, the Bank’s assessment rate averaged $0.07 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.62% and 0.64% of the assessment base for the years ended December 31, 2014 and 2013, respectively. The Corporation paid $38,000 and $40,000 under this assessment for the years ended December 31, 2014 and 2013, respectively. These assessments will continue until the FICO bonds mature in 2017.

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

Regulations promulgated under the Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Failure of the Corporation or the Bank to comply with the Patriot Act’s requirements could have serious legal consequences for the institution and adversely affect our reputation.

Item 1A. Risk Factors

Investments in the Common Stock of the Corporation involve risk. The following discussion highlights the risks management believes are material for our Corporation, but does not necessarily include all risks that we may face.

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

There are risks inherent in our lending activities, including dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to mitigate and manage credit risk through prudent loan underwriting and approval procedures, monitoring of loan concentrations and periodic independent review of outstanding loans. We cannot be assured that these procedures will reduce credit risk inherent in the business.

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

An improving but a prolonged weak economy has adversely affected the financial services industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the State of New Jersey, and the northern New Jersey area. The nation’s improving but prolonged weak economic environment has severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. We believe recovery will continue to be slow and believe the reversal of the impact of the prolonged difficult economic conditions are likely to take time to show improvement. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition within the financial services industry could adversely affect our profitability.

We face strong competition from banks, other financial institutions, money market mutual funds and brokerage firms within the New York metropolitan area. A number of these entities have substantially greater marketing and advertising resources and lending limits, larger branch systems and a wider array of banking services. Competition among depository institutions for customer deposits has increased significantly and will likely continue in the current economic environment. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and adverse consequences to our business, results of operations and financial condition.

Federal and State regulations could restrict our business and increase our costs and non-compliance would result in penalties, litigation and damage to our reputation.

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey. The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.” The regulation and supervision of the activities in which bank and bank holding companies may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time. Any such changes could subject the Corporation to additional costs, limit the types of financial services and products the Bank may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Due to our nation’s current economic environment and a lower level of confidence in the financial markets, new federal and/or state laws and regulations of lending and funding practices and liquidity standards continue to be implemented. Bank regulatory agencies are being very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements. Any increased government oversight, including the full implementation of the Dodd-Frank Act, may increase our costs and limit our business opportunities. Our failure to comply with laws, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

The Dodd-Frank Act requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay a mortgage. The CFPB has promulgated a safe harbor rule for any loan that constitutes a “qualified mortgage.” Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including: excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); interest-only payments; negative-amortization; and terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time-consuming to make these loans, all of which could limit our growth or profitability.

A breach of our information systems through a system failure, cyber-security breach, computer virus or disruption or interruption of service or a compliance breach by one of our vendors could negatively affect our reputation, our business and our earnings.

Information technology systems are critical to our business. The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. We rely heavily upon a variety of computing platforms and networks over the Internet for the purpose of data processing, communication and information exchange and to conduct and manage various aspects of our business and provide our customers with the ability to bank online. We have business continuity and data security systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems and controls in place to monitor vendor risks. Despite the safeguards instituted by management, our systems may be vulnerable to a breach of security through unauthorized access, phishing schemes, computer viruses and other security problems, as well as failures and disruptions of services resulting from power outages and other circumstances.

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

Our information technology environment/network, including disaster recovery and business continuity planning, are outsourced to a third party hosted environment. In addition, we rely on the service of a variety of third-party vendors to meet our data processing needs. If any of these third-party providers encounters a system failure, cyber-security breach or other difficulties, or if we have difficulty communicating with any of these third-party providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption or breach of security involving us or our vendors could result in the compromise of our confidential information and the confidential information of our customers, employees and others. In such event, we could be exposed to claims, litigation, financial losses, costs and damages. Such damages could materially affect our earnings. In addition, any failure, interruption or breach in security could also result in failures or disruptions in our general ledger, deposit, loan and other systems and could subject us to additional regulatory scrutiny. In addition, the negative affect on our reputation could affect our ability to deliver products and services successfully to existing customers and to attract new customers. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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

Volatility in the market price of our Common Stock may occur in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

  actual or anticipated fluctuation in our operating results;
  press releases, publicity, or announcements concerning us, our competitors or the banking industry;
  changes in expectation of our future financial performance;
  future sales of our Common Stock; and
  other developments affecting us or our competitors.

These factors may adversely affect the trading price of our Common Stock, regardless of our actual operating performance, and could prevent a shareholder from selling Common Stock at or above the current market price.

Because of our participation in the Treasury’s Small Business Lending Fund, the Corporation is subject to certain restrictions including limitations on the payment of dividends.

As discussed elsewhere in this Annual Report on Form 10-K, the Series B Preferred Shares issued in connection with our participation in the SBLF program pay a non-cumulative quarterly dividend in arrears. Although such dividends are non-cumulative, the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Corporation’s Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level. This restriction on declaring or paying dividends could negatively affect the value of our Common Stock.

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

If we are unable to redeem the Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund and Series B Preferred Shares remain outstanding beyond February 29, 2016, the cost of the capital received will increase.

The Series B Preferred Shares pay a non-cumulative quarterly dividend in arrears. The dividend rate for the Series B Preferred Shares fluctuated from 1% to 5% per annum on a quarterly basis during the first ten dividend periods during which the Series B Preferred Shares were outstanding. Subsequently, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), such dividend rate became fixed at 4.56% With respect to that portion of the nineteenth dividend period that begins on the four and one-half year anniversary of the date of the issuance of the Series B Preferred Shares (i.e., beginning on March 1, 2016) and all dividend periods thereafter, the dividend rate will be fixed at 9%. This increase in the annual dividend rate on the Series B Preferred Shares could have a material adverse effect on our liquidity, net income and capital resources.

The Series B Preferred Shares issued to the Treasury in connection with our participation in the Treasury’s Small Business Lending Fund reduces our net income available to common shareholders and earnings per share of Common Stock.

As discussed elsewhere in this Annual Report on Form 10-K, the Series B Preferred Shares pay non-cumulative dividends . Although such dividends are non-cumulative, the Corporation may only declare and pay dividends on our Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and will be subject to other restrictions on its ability to repurchase or redeem other securities. These dividends will reduce our net income and earnings per share of Common Stock. The Series B Preferred Shares ranks senior to the Common Stock and, as such, will receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its current eleven branch offices. The property located at 612 Godwin Avenue is used for administrative offices, primarily for commercial lending functions. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2014.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	—
Midland Park, NJ

630 Godwin Avenue	Owned	—
Midland Park, NJ

386 Lafayette Avenue	Owned	—
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/19
Wayne, NJ

64 Franklin Turnpike	Owned	—
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/17
Ridgewood, NJ

121 Franklin Avenue*	Leased	01/31/15
Ridgewood, NJ

311 Valley Road	Leased	11/30/18
Wayne, NJ

249 Newark Pompton Turnpike	Owned	—
Pequannock, NJ

1111 Goffle Road	Leased	05/31/15
Hawthorne, NJ

2 Changebridge Road	Leased	07/31/20
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/20
North Haledon, NJ

_____________________

* The property located at 121 Franklin Avenue was a remote drive-up location. This location was closed as of January 31, 2015 and the lease has been terminated.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 20, 2015, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend
Year Ended December 31, 2014
Fourth Quarter	$5.20	$4.09	$0.02
Third Quarter	4.90	4.29	0.01
Second Quarter	5.07	3.71	0.01
First Quarter	5.25	4.63	0.01

Year Ended December 31, 2013
Fourth Quarter	$5.41	$4.60	$0.01
Third Quarter	5.50	4.88	0.01
Second Quarter	5.75	4.33	0.01
First Quarter	6.00	3.74	0.01

The Corporation may pay dividends as declared from time to time by the Corporation’s Board of Directors out of funds legally available therefor, subject to certain restrictions. Since dividends paid by the Bank to the Corporation are a major source of income for the Corporation, any restriction on the Bank’s ability to pay dividends to the Corporation will act as a restriction on the Corporation’s ability to pay dividends to its shareholders. Under the New Jersey Banking Act, the Bank may not pay a cash dividend unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of no less than 50% of its capital stock or (ii) the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends if doing so would reduce its capital below the regulatory imposed minimums.

Also, our ability to pay future cash dividends is subject to the terms of our Series B Preferred Shares issued in connection with the Corporation’s participation in the SBLF program which provides that we may only declare and pay dividends on our Common Stock if we have declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date the Corporation entered the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares.

During fiscal 2014, the Corporation paid quarterly cash dividends totaling $0.05 per share compared to quarterly cash dividends totaling $0.04 per share during fiscal 2013.

We did not repurchase any shares of our Common Stock during the years ended December 31, 2014 and 2013.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED

FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$21,727	$22,758	$23,532	$24,610	$24,206
Provision for loan losses	(50)	3,775	9,995	10,845	9,575
Net interest income after provision for loan losses	21,777	18,983	13,537	13,765	14,631
Noninterest income	2,960	3,965	6,389	5,170	4,387
Noninterest expense	20,233	19,838	19,653	18,666	17,950
Income before income tax expense (benefit)	4,504	3,110	273	269	1,068
Income tax expense (benefit)	1,419	640	(247)	(415)	(165)
Net income	3,085	2,470	520	684	1,233
Dividends on preferred stock and accretion	683	633	352	558	550
Net income available to common shareholders	$2,402	$1,837	$168	$126	$683

Common Share Data:

Basic net income	$0.40	$0.31	$0.03	$0.02	$0.12
Diluted net income	0.40	0.31	0.03	0.02	0.12
Cash dividends declared	0.05	0.04	0.15	0.20	0.28
Book value at year end	7.29	6.53	6.98	7.28	7.24
Average shares outstanding, net of treasury stock	6,004	5,937	5,909	5,861	5,843
Shares outstanding at year end	6,035	5,944	5,925	5,883	5,846

Selected Consolidated Ratios:

Return on average assets	0.46%	0.36%	0.07%	0.10%	0.18%
Return on average common shareholders' equity	5.77%	4.54%	0.39%	0.29%	1.55%
Average shareholders' equity as a percentage of
average total assets	8.42%	8.06%	8.33%	7.92%	7.99%
Leverage (Tier-I) capital (1)	9.45%	9.04%	9.09%	8.86%	8.58%
Tier-I risk based capital (2)	13.04%	13.52%	13.63%	12.65%	12.20%
Total risk based capital (2)	14.30%	14.78%	14.89%	13.91%	13.45%
Allowance for loan loss to total loans	2.01%	2.28%	2.42%	2.54%	1.88%
Nonperforming loans to total loans	0.76%	2.34%	4.14%	6.08%	4.98%

Selected Year-end Balances

Total assets	$693,551	$673,508	$688,388	$708,818	$688,118
Total loans, net of allowance for loan loss	467,699	424,262	429,832	444,803	443,245
Total deposits	556,476	577,591	590,254	593,552	575,603
Shareholders' equity	58,969	53,779	56,346	57,792	52,132

(1)	As a percentage of average quarterly assets.
(2)	As a percentage of total risk-weighted assets.
12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2014, the Corporation had 12 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey; the branch office located at 121 Franklin Avenue, Ridgewood, New Jersey was subsequently closed in January 2015. The Corporation conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

The Corporation is affected by the overall economic conditions in northern New Jersey, the interest rate and yield curve environment, and the overall national economy. Each of these factors has an impact on our ability to attract specific deposit products, our ability to invest in loan and investment products, and our ability to earn acceptable profits without incurring increased risks.

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

During 2014 and 2013, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment. Although substantial improvement in asset quality was achieved in 2014, the Corporation’s results have been affected by the prolonged challenging economic environment. The managing of credit risk remains a priority for the Bank. In addition, competition in the northern New Jersey market remains intense and the challenges of operating throughout these years in a flat interest rate market has continued to make it somewhat difficult to attract deposits when interest rate levels are so low. Competition for low cost, core deposits remains strong. New lending opportunities continue to be appropriately evaluated, with the level of consumers and businesses looking to borrow improving in 2014. The Corporation has not engaged in subprime lending.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services now available to our customers include: online banking / cash management, including remote deposit capture services for businesses, mobile deposit capabilities (depositing checks remotely by taking pictures of checks and transmitting them electronically) and applications for smartphones and iPads. These electronic banking products and services continue to provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, the Corporation has the technology and procedures to enable instant debit card issuance for new customers and existing customers.

For several years the Corporation experienced an increase in mortgage loan refinance activity due to the lower rate environment and the Corporation’s promotion of a “no cost closing” program. This activity allowed the Corporation to sell a larger volume of mortgage loan refinances into the secondary market resulting in increased gains. With a rise in mortgage rates in mid-2013, mortgage refinance activity was negatively impacted and the Corporation has experienced a corresponding reduction in gains on sales of mortgage loans since mid-2013.

Expense control is an ongoing focus. The Corporation continues to balance the need to control expenses with its focus on quality loan growth and an awareness of the customers’ desire for convenient banking – all being addressed while continuing to be compliant with regulations and remaining up-to-date on all levels of security.

The Corporation will continue to concentrate its efforts on the origination of loans funded with appropriate deposit growth. In addition, monitoring asset quality, capitalizing on technology and improving efficiencies will remain a focus during 2015.

Small Business Lending Fund Program

The Corporation elected to participate in the U.S. Department of the Treasury (the “Treasury”) Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion. Accordingly, on September 1, 2011 (the “Series B Preferred Issue Date”), pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury (the “Securities Purchase Agreement”), the Treasury purchased 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B stock (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share for an aggregate purchase price of $15 million in cash.

The terms of the Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding or until December 31, 2013, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. With respect to that portion of the nineteenth dividend period beginning on the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., beginning on March 1, 2016) and all dividend periods thereafter, the dividend rate will be 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary of the issuance, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Shares with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the FRB, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are currently includable, and are expected to be includable in the future, in Tier I capital for regulatory capital.

The proceeds from the issuance of the Series B Preferred Shares were used to repurchase shares of the Corporation’s Series A Preferred Shares previously issued in connection with the Corporation’s participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase. Subsequently, on October 15, 2011, the Corporation completed the repurchase of the warrant held by the Treasury in connection with the TARP participation for an aggregate purchase price of $107,398 in cash.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2014 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $3.1 million for the year ended December 31, 2014, compared to $2.5 million for 2013. After dividends on preferred stock and accretion, net income available to common shareholders was $2.4 million for 2014, or $0.40 per diluted common share, compared to $1.8 million, or $0.31 per diluted common share for the year ended December 31, 2013.

The return on average assets was 0.46% in 2014 compared to 0.36% in 2013. The return on average common equity was 5.77% for 2014 as compared to 4.54% in 2013.

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

For the year ended December 31, 2014, net interest income, on a tax equivalent basis, decreased to $22.1 million from $23.3 million for the year ended December 31, 2013, reflecting a decrease of $1.2 million, or 5.2%. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2014 were 3.28% and 3.46%, respectively, compared to 3.34% and 3.54% for the year ended December 31, 2013. The net interest rate spread and net yield on interest-earning assets for the current year reflect a decline in loan interest rates as well as a decline in the interest rates on deposits. The Corporation continues in its efforts to proactively manage deposit costs in an effort to mitigate the lower asset yields earned. The reduced yields on assets reflect historically low market rates in the current environment.

For the year ended December 31, 2014, total interest income, on a tax equivalent basis, decreased $1.8 million, or 6.7%, when compared to the prior year. The decrease was due to both a decrease in the average balance of interest-earning assets and a decrease in yields on interest-earning assets. The average rate earned on interest-earning assets decreased 16 basis points from 4.12% for the year ended December 31, 2013 to 3.96% in the 2014 fiscal year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment. Average interest-earning assets decreased $19.4 million in 2014 over the 2013 amount with average loans decreasing $5.3 million and average investment securities decreasing $12.6 million.

Interest expense decreased $606,000, or 15.9%, during the year ended December 31, 2014 to $3.2 million. The decline is due to general decreases in rates paid on deposits and borrowings coupled with decreases in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 0.68% for the year ended December 31, 2014 compared to 0.78% during 2013, primarily reflecting a general decline in rates paid on deposits. Average interest-bearing liabilities were $472.4 million for the year ended December 31, 2014, reflecting a decrease of $18.7 million, or 3.8%, when compared to $491.1 million for the year ended December 31, 2013. Average interest-bearing deposits decreased $22.2 million and average borrowings increased $3.5 million for the year ended December 31, 2014 when compared to the prior year. The net decrease in average interest-bearing liabilities reflects a decline in time deposits and an increased use of borrowings. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that helps provide for better management of interest rate risk. At December 31, 2014 brokered deposits totaled $10.5 million. There were no brokered certificates of deposit utilized during 2013.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2014, 2013 and 2012 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2014			2013			2012
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
				(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$436,321	$21,160	4.85%	$441,670	$22,693	5.14%	$449,362	$24,099	5.36%
Taxable investment securities	175,487	3,118	1.78%	173,739	2,864	1.65%	174,044	3,518	2.02%
Tax-exempt investment securities (2)	19,698	1,008	5.12%	34,042	1,532	4.50%	34,856	1,624	4.66%
Other interest-earning assets	7,369	25	0.34%	8,881	29	0.33%	13,664	41	0.30%
Total interest-earning assets	638,875	25,311	3.96%	658,332	27,118	4.12%	671,926	29,282	4.36%

Non-interest-earning assets:
Allowance for loan losses	(10,058)			(11,337)			(12,518)
Other assets	43,095			41,310			42,777
Total assets	$671,912			$688,305			$702,185

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$219,142	$629	0.29%	$232,422	$739	0.32%	$246,731	$1,050	0.43%
Savings deposits	78,559	84	0.11%	73,814	79	0.11%	62,767	102	0.16%
Time deposits	129,685	1,094	0.84%	143,365	1,518	1.06%	162,129	2,250	1.39%
Repurchase agreements	5,255	254	4.83%	7,501	367	4.89%	12,468	636	5.10%
FHLB-NY borrowings	32,503	642	1.98%	26,737	606	2.27%	26,867	631	2.35%
Subordinated debentures	7,217	504	6.98%	7,217	504	6.98%	7,217	506	7.01%
Total interest-bearing liabilities	472,361	3,207	0.68%	491,056	3,813	0.78%	518,179	5,175	1.00%
Non-interest bearing liabilities:
Demand deposits	140,384			138,886			122,548
Other liabilities	2,591			2,908			2,991
Shareholders' equity	56,576			55,455			58,467
Total liabilities and Shareholders' equity	$671,912			$688,305			$702,185

Net interest income (taxable
equivalent basis)		22,104			23,305			24,107
Tax equivalent adjustment		(377)			(547)			(575)
Net interest income		$21,727			$22,758			$23,532

Net interest spread (taxable
equivalent basis)			3.28%			3.34%			3.36%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.46%			3.54%			3.59%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.
17

The following table compares net interest income for the year ended December 31, 2014 and 2013 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2014 Versus 2013			2013 Versus 2012
	(In thousands)

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$(272)	$(1,261)	$(1,533)	$(408)	$(998)	$(1,406)
Taxable investment securities	29	225	254	(6)	(648)	(654)
Tax-exempt investment securities	(711)	187	(524)	(37)	(55)	(92)
Other interest-earning assets	(5)	1	(4)	(30)	18	(12)

Total interest-earning assets	(959)	(848)	(1,807)	(481)	(1,683)	(2,164)

Interest expense:
Interest-bearing demand deposits	(40)	(70)	(110)	(58)	(253)	(311)
Savings deposits	5	—	5	16	(39)	(23)
Time deposits	(135)	(289)	(424)	(240)	(492)	(732)
Repurchase agreements	(109)	(4)	(113)	(244)	(25)	(269)
FHLB borrowings	120	(84)	36	(3)	(22)	(25)
Subordinated debentures	—	—	—	—	(2)	(2)

Total interest-bearing liabilities	(159)	(447)	(606)	(529)	(833)	(1,362)

Net change in net interest income	$(800)	$(401)	$(1,201)	$48	$(850)	$(802)

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

For the year ended December 31, 2014, the Corporation recorded a $50,000 negative loan loss provision compared to a $3.8 million loan loss provision recorded for the year ended December 31, 2013. The negative provision reflects the improved credit quality of the portfolio and the significant reduction in nonperforming loans and chargeoffs in 2014. The allowance for loan loss was $9.6 million, or 2.01% of total loans as of December 31, 2014 compared to $9.9 million, or 2.28% of total loans a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonperforming loans decreased from $10.2 million, or 2.34% of total loans, at December 31, 2013 to $3.6 million, or 0.76% of total loans, at December 31, 2014. During the year ended December 31, 2014, the Corporation charged-off $1.4 million of loan balances and recovered $1.1 million in previously charged-off loans compared to $5.0 million and $520,000, respectively, in the prior year. The allowance for loan losses related to the impaired loans increased from $372,000 at December 31, 2013 to $920,000 at December 31, 2014.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio. While 2013 reflected improvement, the asset quality issues caused by the national economic downturn that began in 2008, and the reduced level of current year charge-offs and provision for loan losses are reflective of economic conditions that contributed to an increase in loan delinquencies and the softness in the real estate market. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

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

Noninterest income was $3.0 million for the year ended December 31, 2014 as compared to $4.0 million for the prior year. Noninterest income for the year ended December 31, 2014 included $165,000 of gains on calls and sales of securities as compared to $153,000 for the year ended December 31, 2013. The year ended December 31, 2014 includes a $241,000 loss from the sale of nonperforming loans as well as reduced gains on sales of mortgage loans. Gains on sales of mortgage loans totaled $72,000 for 2014, a decrease from $649,000 for the year ended December 31, 2013 reflective of a rise in mortgage rates which reduced application volume. For the year ended December 31, 2014, gains on sales of OREO were $63,000 compared to $326,000 for prior year OREO activity. Noninterest income of $537,000 was recorded in 2013 as a result of a death benefit insurance payment received in 2013.

Noninterest Expense

Noninterest expense for the years ended December 31, 2014 and 2013 were $20.2 million and $19.8 million, respectively. An increase in data processing expense is reflective of costs associated with the outsourcing and migration of the Corporation’s information technology environment/network, including disaster recovery/business continuity planning, to a third party hosted environment. An increase in advertising expense includes costs associated with television and radio marketing.

Income Taxes

Income tax expense totaled $1.4 million and $640,000 for the years ended December 31, 2014 and 2013, respectively, representing effective tax rates of 31.5% and 20.6%. The tax expense for 2013 reflects a decrease in our overall projected effective tax rate as a result of our tax exempt income, including the gain on life insurance proceeds, which represented a larger percentage of pretax income.

Financial Condition

Total assets at December 31, 2014 were $693.6 million, an increase of $20.0 million, or 3.0%, over the $673.5 million at December 31, 2013. Cash and cash equivalents decreased $7.3 million to $10.1 million at December 31, 2014 from $17.4 million at December 31, 2013. During 2014, the Corporation reclassified $24.0 million of securities available-for-sale to securities held to maturity as the Corporation has the intent and ability to hold these securities until maturity. The securities were transferred to the held to maturity portfolio to protect the Corporation’s tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. After the reclassification, the balance in securities available-for-sale reflected a $19.5 million decrease while securities held to maturity increased $29.1 million since December 31, 2013. Net loans increased $43.4 million from $424.3 million at December 31, 2013 to $467.7 million at December 31, 2014. Increases due to new loans originated and purchased were partially offset by regular principal payments and payoffs in 2014. In addition, $2.4 million of loans were transferred to OREO. There were no loans held for sale at December 31, 2014. At December 31, 2013 loans held for sale totaled $2.8 million and represented the fair value of a small group of nonperforming loans that, at December 31, 2013, the Corporation had categorized as held for sale at the lower of cost or fair value of the underlying collateral, less cost to sell. This loan group was sold during the first quarter of 2014 and resulted in a net loss to the Corporation of $241,000, reflecting further declines in fair value. OREO reflected a net increase of $857,000 reflecting the foreclosure on additional properties partially offset by sales of properties.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2014, net of allowance for loan losses, totaled $467.7 million, an increase of $43.4 million, or a 10.2% increase over the $424.3 million at December 31, 2013. Residential real estate mortgages increased $296,000. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into the portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $295.3 million, or 61.9% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $38.8 million from $256.5 million, or 59.1% of the total loan portfolio at December 31, 2013. Commercial loans increased $2.0 million to $75.9 million, representing 15.9% of the total loan portfolio. Consumer installment loans and home equity loans increased $2.3 million, partially attributable to borrowers protecting a low interest rate on their first lien and taking advantage of low interest rates by using the equity in the home to borrow against.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2014, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Real estate mortgage:
Residential (1)	$77,836	$77,540	$67,200	$54,946	$43,020
Commercial (1)	295,278	256,480	252,087	259,462	248,527

Commercial loans	75,852	73,890	89,414	102,500	109,527

Consumer loans:
Installment (2)	12,174	13,327	16,544	21,310	29,522
Home equity	15,950	12,538	14,912	17,889	20,965
Other	230	234	266	306	305

Total gross loans	477,320	434,009	440,423	456,413	451,866
Less: Allowance for loan losses	9,602	9,915	10,641	11,604	8,490
Deferred loan (fees) costs	19	(168)	(50)	6	131
Net loans	$467,699	$424,262	$429,832	$444,803	$443,245

(1) Includes construction loans

(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2014 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

		After 1 Year But	After 5
	Within 1 Year	Within 5 Years	Years	Total
	(In thousands)

Real estate mortgage	$12,879	$7,350	$352,885	$373,114
Commercial	29,860	24,642	21,350	75,852
Consumer	139	3,586	24,629	28,354
Total gross loans	$42,878	$35,578	$398,864	$477,320

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2014, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined	Adjustable
	Rates	Rates	Total
	(In thousands)

Real estate mortgage	$83,661	$276,574	$360,235
Commercial	17,915	28,077	45,992
Consumer	12,603	15,612	28,215
Total gross loans	$114,179	$320,263	$434,442

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

During the fourth quarter of 2014, management made certain changes and enhancements to its process over measuring the general portion of the allowance for loan losses. In connection with its periodic risk assessment and monitoring process, the Corporation re-evaluated a number of assumptions supporting the methodology, including the look-back period used to evaluate the historical loss factors for its portfolios, as well as performing a study of its loss emergence period ("LEP") data. As a result of this review, management updated a number of assumptions, including lengthening the look back period for all loan portfolios as well as the LEP for certain portfolios. Given these changes to the quantitative methodology, management reassessed its qualitative and environmental factors to align with the revised model assumptions. These changes had no material impact on the overall allowance.

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $9.6 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2014.

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

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans (1):
Construction	$—	$—	$3,080	$8,092	$2,303
Residential real estate	96	755	413	779	1,106
Commercial real estate	1,284	6,592	10,083	9,302	10,540
Commercial	1,923	2,255	3,635	8,672	7,722
Consumer	325	617	800	891	829
Total nonaccrual loans	3,628	10,219	18,011	27,736	22,500

Loans past due ninety days or more
and accruing: (2)
Commercial	—	—	237	—	—
Total loans past due ninety days or
more and accruing	—	—	237	—	—

Total nonperforming loans	3,628	10,219	18,248	27,736	22,500
Other real estate owned	1,308	451	1,058	5,288	615
Total nonperforming assets	$4,936	$10,670	$19,306	$33,024	$23,115

Allowance for loan losses	$9,602	$9,915	$10,641	$11,604	$8,490

Nonaccrual loans to total gross loans (3)	0.76%	2.34%	4.09%	6.08%	4.98%

Nonperforming loans to total gross loans (3)	0.76%	2.34%	4.14%	6.08%	4.98%

Nonperforming assets to total assets	0.71%	1.58%	2.80%	4.66%	3.36%

Allowance for loan losses to nonperforming loans	264.66%	97.03%	58.31%	41.84%	37.73%

(1)	Restructured loans classified in the nonaccrual category totaled $824,000, $1.4 million, $1.3 million, $9.1 million, and $4.0 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.
(3)	Gross loans includes $2.8 million of loans held for sale at December 31, 2013.

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

At December 31, 2014, the nonaccrual loans were comprised of 25 loans, primarily commercial real estate loans and commercial loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

As of December 31, 2014, nonaccrual loans have decreased over 64% since December 31, 2013 to $3.6 million. The decrease reflects sales, payments received, payoffs, charge-offs and loans returned to an accrual status, partially offset by a small number of new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 264.66% at December 31, 2014 from 97.03% at December 31, 2013. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that the Corporation has identified with these nonperforming loans. The increase in this metric reflects the effect of the decrease in nonaccrual loans partially offset by a decrease in the allowance for loan losses.

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

For loans not included in nonperforming loans, at December 31, 2014, the level of loans past due 30-89 days was $1.1 million, a decrease of $800,000 from $1.9 million at December 31, 2013. We will continue to monitor delinquencies for early identification of new problem loans.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the year ended December 31, 2014, the Corporation increased its unallocated allowance for loan losses by $398,000. The increase is partially attributed to the increase in the overall loan portfolio. Management believes that the unallocated reserves at December 31, 2014 are appropriate and are expected to be impacted as the Corporation demonstrates a sustained level of performance in the loan portfolio.

For the year ended December 31, 2014, a negative provision for loan loss was recorded in the amount of $50,000. For the year ended December 31, 2013, the provision for loan losses was $3.8 million. The recording of a negative provision for the current year is reflective of both the recording of recoveries of past chargeoffs and a reduction in the level of nonaccrual loans. The total allowance for loan losses of $9.6 million represented 2.01% of total loans at December 31, 2014 compared to $9.9 million or a ratio of 2.28% at December 31, 2013.

At December 31, 2014 and 2013, the Corporation had $12.9 million and $16.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $12.0 million and $15.2 million were performing in accordance with their new terms at December 31, 2014 and 2013, respectively, and not included in the table above. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $868,000 and $281,000 have been allocated for the troubled debt restructurings at December 31, 2014 and 2013, respectively. As of December 31, 2013, the Corporation had committed $257,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. There were no committed funds at December 31, 2014.

The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. These loans included two loan relationships at December 31, 2014 totaling $5.3 million and three loan relationships at December 31, 2013 totaling $7.5 million.

For the year ended December 31, 2014, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $1.1 million, of which $747,000 was included in interest income for the year ended December 31, 2014.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the year ended December 31, 2014, net charge-offs were $263,000 compared to $4.5 million for the year ended December 31, 2013. These net charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. While regular monthly payments continue to be made on many of the nonaccrual loans, certain charge-offs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Management believes the charge-off of these reserves provides a clearer indication of the value of nonaccrual loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

As of December 31, 2014, there were $11.3 million of other loans not included in the preceding table, compared to $10.5 million at December 31, 2013, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$9,915	$10,641	$11,604	$8,490	$6,920

Loans charged-off:
Construction	—	23	394	839	1,231
Residential real estate	7	83	21	112	25
Commercial real estate	1,110	3,786	3,577	1,911	1,241
Commercial	262	984	7,144	4,603	5,082
Consumer	6	145	74	304	519
Total loans charged-off	1,385	5,021	11,210	7,769	8,098

Recoveries of loans previously charged-off:
Construction	48	26	6	3	72
Commercial real estate	858	112	—	—	—
Commercial	216	355	240	29	10
Consumer	—	27	6	6	11
Total recoveries of loans previously charged-off	1,122	520	252	38	93

Net loans charged-off	263	4,501	10,958	7,731	8,005
Provisions charged to operations	(50)	3,775	9,995	10,845	9,575
Balance at end of period	$9,602	$9,915	$10,641	$11,604	$8,490

Net charge-offs during the period to average loans
outstanding during the period	0.06%	1.02%	2.44%	1.67%	1.74%

Balance of allowance for loan losses at the end of
year to gross year end loans	2.01%	2.28%	2.42%	2.54%	1.88%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		to Total		to Total		to Total		to Total		to Total
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
	(Dollars in thousands)
Real estate -
residential	$142	16.3%	$460	17.9%	$308	15.3%	$303	12.0%	$188	9.5%
Real estate -
commercial	5,017	61.9%	5,782	59.1%	5,105	57.2%	5,423	56.8%	4,038	55.0%
Commercial	3,854	15.9%	3,373	17.0%	4,832	20.3%	5,368	22.5%	3,745	24.2%
Consumer	191	5.9%	291	6.0%	355	7.2%	500	8.7%	512	11.3%
Unallocated	398	—%	9	—%	41	—%	10	—%	7	—%
Total allowance
for loan losses	$9,602	100.0%	$9,915	100.0%	$10,641	100.0%	$11,604	100.0%	$8,490	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the

Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale decreased to $124.9 million at December 31, 2014, from $168.4 million at December 31, 2013, a decrease of $43.5 million, or 25.8%. Securities held to maturity increased $29.1 million, or 112.2%, to $55.1 million at December 31, 2014 from $26.0 million at December 31, 2013.

The changes in available-for-sale and held to maturity securities for the year ending December 31, 2014 is primarily attributed to a $24.0 million transfer of previously-designated available-for-sale securities to a held to maturity designation at fair value. In accordance with Accounting Standards Codification 320, Investment – Debt and Equity Securities, the Corporation is required at each balance sheet due date to reassess the classification of each security held. The reclassification which occurred during the three months ended June 30, 2014 is permitted as the Corporation has appropriately determined the ability and intent to now hold these securities as an investment, until maturity or call. The securities were transferred at fair value to the held to maturity portfolio to protect our tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. The securities transferred had a net loss of $742,000 that is reflected in accumulated other comprehensive loss on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities.

The change in securities available-for-sale for the year ending December 31, 2013 includes the sale of $12.0 million of obligations of state and political subdivisions transacted to lower the impact of tax-free income on the portfolio and help fund the purchase of loan participations. Partially offsetting the sale, purchases of available-for-sale securities reflects the Corporation’s focus on liquidity in the current economic environment.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2014		2013		2012
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	0.0%	$—	0.0%	$4,006	2.3%
U.S. government-sponsored agencies	30,274	24.2%	38,692	23.0%	37,255	21.3%
Obligation of state and
political subdivisions	1,400	1.1%	1,358	0.8%	14,170	8.1%
Mortgage-backed securities-residential	76,743	61.5%	112,235	66.7%	105,428	60.3%
Asset-backed securities (a)	9,915	7.9%	9,836	5.8%	9,884	5.7%
Corporate debt	2,997	2.4%	2,885	1.7%	495	0.3%
Other equity investments	3,589	2.9%	3,405	2.0%	3,462	2.0%
Total	$124,918	100.0%	$168,411	100.0%	$174,700	100.0%

Securities held to maturity:
U.S. government-sponsored agencies	$11,962	21.7%	$258	1.0%	$260	0.9%
Obligations of state and political
subdivisions	15,636	28.4%	20,642	79.5%	22,787	76.7%
Mortgage-backed securities-residential	27,499	49.9%	5,064	19.5%	6,671	22.4%
Total	$55,097	100.0%	$25,964	100.0%	$29,718	100.0%

(a)	Collateralized by student loans

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2014. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
U.S. government-sponsored agencies:
Carrying value	$—	$9,911	$12,933	$7,430	$30,274
Yield	0.00%	1.33%	1.69%	1.87%	1.62%
Obligations of state and
political subdivisions:
Carrying value	—	408	992	—	1,400
Yield	0.00%	1.35%	1.79%	0.00%	1.66%
Corporate debt:
Carrying value	500	—	2,497	—	2,997
Yield	0.97%	0.00%	1.21%	0.00%	1.17%
Total carrying value	$500	$10,319	$16,422	$7,430	$34,671
Weighted average yield	0.97%	1.33%	1.62%	1.87%	1.58%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2014. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
U.S. government-sponsored agencies:
Carrying value	$—	$253	$8,854	$2,855	$11,962
Yield	0.00%	4.59%	2.39%	3.34%	2.66%
Obligations of state and
political subdivisions:
Carrying value	3,638	8,185	3,636	177	15,636
Yield	3.52%	3.68%	3.96%	3.75%	3.71%
Total carrying value	$3,638	$8,438	$12,490	$3,032	$27,598
Weighted average yield	3.52%	3.71%	2.85%	3.36%	3.26%

Deposits

The Corporation had deposits at December 31, 2014 totaling $556.5 million, a decrease of $21.1 million, or 3.7%, over the comparable period of 2013, when deposits totaled $577.6 million. The Corporation relied on its branch network and current competitive products and services to maintain deposits during 2014. In addition, there were $10.5 million of brokered certificates of deposit at December 31, 2014. There were no brokered certificates of deposit at December 31, 2013.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Non-interest bearing demand	$136,721	24.6%	$133,565	23.1%	$124,286	21.1%
Interest-bearing demand	210,225	37.8%	227,258	39.4%	241,471	40.8%
Savings deposits	76,422	13.7%	80,280	13.9%	68,338	11.6%
Certificates of deposit	133,108	23.9%	136,488	23.6%	156,159	26.5%
Total	$556,476	100.0%	$577,591	100.0%	$590,254	100.0%

As of December 31, 2014, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Three months or less	$6,075
Four months through six months	9,086
Seven months through twelve months	19,342
Over twelve months	42,917
Total	$77,420

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2014. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

		More than
		Three
	Three	Months
	Months or	Through	After One	Noninterest
	Less	One Year	Year	Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate Mortgage	$35,176	$57,923	$280,015	$—	$373,114
Commercial	35,480	11,125	29,247	—	75,852
Consumer	11,873	6,104	10,377	—	28,354
Investment securities (1)	32,145	27,233	124,414	—	183,792
Other assets	237	—	—	32,202	32,439
Total assets	$114,911	$102,385	$444,053	$32,202	$693,551

Source of funds:
Interest-bearing demand	$210,225	$—	$—	$—	$210,225
Savings	76,422	—	—	—	76,422
Certificates of deposit	11,220	45,607	76,281	—	133,108
FHLB of NYC advances	16,700	10,000	40,000	—	66,700
Subordinated debenture	—	—	7,217	—	7,217
Other liabilities	—	—	—	140,910	140,910
Shareholders' equity	—	—	—	58,969	58,969
Total source of funds	$314,567	$55,607	$123,498	$199,879	$693,551

Interest rate sensitivity gap	$(199,656)	$46,778	$320,555	$(167,677)

Cumulative interest rate sensitivity gap	$(199,656)	$(152,878)	$167,677	$—

Ratio of GAP to total assets	-28.8%	6.7%	46.2%	-24.2%

Ratio of cumulative GAP assets to total
assets	-28.8%	-22.0%	24.2%	0.0%

(1) Includes securities held to maturity, securities available-for sale and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2014, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 3.5%, or $809,000, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 6.1% or $1.4 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2014	2013
	(In thousands)

Cash and cash equivalents - beginning	$17,405	$21,016
Operating activities:
Net income	3,085	2,470
Adjustments to reconcile net income to net cash provided by operating activities	6,304	11,692
Net cash provided by operating activities	9,389	14,162
Net cash used in investing activities	(29,196)	(4,280)
Net cash provided by (used in) financing activities	12,488	(13,493)
Net decrease in cash and cash equivalents	(7,319)	(3,611)
Cash and cash equivalents - ending	$10,086	$17,405

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Contractual obligations
Operating lease obligations	$4,859	$693	$1,309	$1,097	$1,760
Total contracted cost obligations	$4,859	$693	$1,309	$1,097	$1,760

Other long-term liabilities/long-term debt
Time deposits	$133,108	$56,846	$57,129	$19,133	$—
Federal Home Loan Bank advances	66,700	26,700	25,000	15,000	—
Subordinated debentures	7,217	—	7,217	—	—
Total other long-term liabilities/long-term debt	$207,025	$83,546	$89,346	$34,133	$—

Other commitments - off balance sheet
Letters of credit	$1,146	$1,094	$—	$—	$52
Commitments to extend credit	20,330	20,330	—	—	—
Unused lines of credit	58,584	58,584	—	—	—
Total off balance sheet arrangements and
contractual obligations	$80,060	$80,008	$—	$—	$52

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2014 and 2013, the borrowing capacity at the Discount Window was $5.0 million and $5.7 million, respectively. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $35 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2014 and 2013.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $1.1 million commitments under standby and commercial letters of credit, approximately $1.1 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2014, the Corporation had residential mortgage commitments to extend credit aggregating approximately $2.7 million at fixed rates averaging 3.78% and none at variable rates. Approximately $205,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $15.8 million were extended with variable rates averaging 4.46% and approximately $1.9 million extended at fixed rates averaging 3.16%. Generally, commitments were due to expire within approximately 60 days.

The unused lines of credit consist of $16.7 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.4 million relating to an unsecured overdraft protection program, and $37.5 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the FRB require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2014, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2014.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action
Leverage ratio *
Consolidated	9.45%	4.00%	N/A
Bank	9.20%	4.00%	5.00%

Risk-based capital
Tier 1
Consolidated	13.04%	4.00%	N/A
Bank	12.69%	4.00%	6.00%

Total
Consolidated	14.30%	8.00%	N/A
Bank	13.95%	8.00%	10.00%

* The minimum leverage ratio set by the FRB and the FDIC is 3.00%. Institutions, which are not “top-rated”, will be expected to maintain a ratio of approximately 100 to 200 basis points above this ratio.

On September 1, 2011 (the “Series B Preferred Issue Date”), as part of the Treasury’s Small Business Lending Fund (“SBLF”) program, pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury, in exchange for issuing to the Treasury 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, the Corporation received $15.0 million. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

The terms of the Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding or until December 31, 2013, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement)from 1% to 5% per annum and since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. With respect to that portion of the nineteenth dividend period that begins on the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., beginning on March 1, 2016) and all dividend periods thereafter, the dividend rate will be increased and fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary of the issuance, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Shares with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the

Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the FRB, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are currently includable, and are expected to be includable in the future, in Tier 1 capital for regulatory capital.

The proceeds from the issuance of the Series B Preferred Shares were used to repurchase shares of the Corporation’s Series A Preferred Shares previously issued in connection with the Corporation’s participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) for an aggregate purchase price of $10,022,222, in cash, including accrued but unpaid dividends through the date of repurchase. Subsequently, on October 15, 2011, the Corporation completed the repurchase of the warrant held by the Treasury in connection with the TARP participation for an aggregate purchase price of $107,398 in cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary (the Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 27, 2015

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2014	2013

Assets
Cash and due from banks	$9,849,000	$17,024,000
Other interest-earning assets	237,000	381,000
Cash and cash equivalents	10,086,000	17,405,000

Securities available-for-sale	124,918,000	168,411,000
Securities held to maturity; estimated fair value of $56,233,000 (2014)
and $27,221,000 (2013)	55,097,000	25,964,000
Federal Home Loan Bank of New York stock, at cost	3,777,000	2,133,000
Loans held for sale	—	2,800,000
Loans, net of allowance for loan losses of $9,602,000 (2014)
and $9,915,000 (2013)	467,699,000	424,262,000
Premises and equipment, net	6,577,000	5,739,000
Accrued interest receivable	1,994,000	2,066,000
Other real estate owned, net	1,308,000	451,000
Bank owned life insurance	13,708,000	13,303,000
Other assets	8,387,000	10,974,000
Total assets	$693,551,000	$673,508,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$136,721,000	$133,565,000
Interest-bearing	419,755,000	444,026,000
Total deposits	556,476,000	577,591,000

Federal Home Loan Bank of New York advances	66,700,000	25,000,000
Securities sold under agreements to repurchase	—	7,300,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	308,000	401,000
Accrued expenses and other liabilities	3,881,000	2,220,000
Total liabilities	634,582,000	619,729,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
15,000 and 15,000 shares issued and outstanding at
December 31, 2014 and 2013, respectively. Liquidation
preference of $15,000,000	14,984,000	14,974,000
Common stock, no par value; 10,000,000 shares authorized;
6,034,933 and 5,943,767 shares issued and outstanding
at December 31, 2014, and 2013, respectively	41,125,000	40,690,000
Retained earnings	3,817,000	1,905,000
Accumulated other comprehensive income (loss), net	(957,000)	(3,790,000)
Total Shareholders' equity	58,969,000	53,779,000

Total liabilities and Shareholders' equity	$693,551,000	$673,508,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013
Interest income:
Loans	$21,119,000	$22,651,000
Securities held to maturity:
Taxable	580,000	287,000
Nontaxable	648,000	756,000
Securities available-for-sale:
Taxable	2,444,000	2,485,000
Nontaxable	24,000	271,000
FHLB dividends	94,000	92,000
Other interest-earning assets	25,000	29,000
Total interest income	24,934,000	26,571,000

Interest expense:
Deposits	1,807,000	2,336,000
Borrowed money	1,400,000	1,477,000
Total interest expense	3,207,000	3,813,000
Net interest income before provision for loan losses	21,727,000	22,758,000
Provision for loan losses	(50,000)	3,775,000
Net interest income after provision for loan losses	21,777,000	18,983,000

Noninterest income:
Fees and service charges	2,003,000	1,865,000
Bank owned life insurance	405,000	351,000
Gain on calls and sales of securities, net	165,000	153,000
Gain on sales of mortgage loans	72,000	649,000
Loss on sale of loans	(241,000)	(372,000)
Gain on sale of other real estate owned	63,000	326,000
Gain on life insurance proceeds	—	537,000
Miscellaneous	493,000	456,000
Total noninterest income	2,960,000	3,965,000

Noninterest expenses:
Salaries and employee benefits	10,597,000	10,501,000
Occupancy, net	1,934,000	2,045,000
Equipment	687,000	794,000
Data processing	1,702,000	1,425,000
Advertising	820,000	558,000
FDIC insurance premium	580,000	876,000
Charitable contributions	180,000	130,000
Stationery and supplies	212,000	209,000
Legal	430,000	537,000
Bank-card related services	517,000	526,000
Other real estate owned	430,000	143,000
Miscellaneous	2,144,000	2,094,000
Total noninterest expenses	20,233,000	19,838,000
Income before income tax expense	4,504,000	3,110,000
Income tax expense	1,419,000	640,000
Net income	3,085,000	2,470,000
Dividends on preferred stock	683,000	633,000
Net income available to common shareholders	$2,402,000	$1,837,000

Basic and diluted earnings per common share	$0.40	$0.31

Weighted average number of basic and diluted common shares outstanding	6,003,814	5,937,058

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013

Net income	$3,085,000	$2,470,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities
available-for-sale arising during the period	3,162,000	(4,306,000)
Unrealized loss on securities reclassifed from available for
sale to held to maturity	(457,000)	—
Accretion of unrealized loss on securities reclassified to
held to maturity	80,000	—
Reclassification adjustment for gains in net income	(99,000)	(96,000)
Change in fair value of interest rate swap in a cash flow hedging relationship	147,000	152,000

Total other comprehensive income (loss)	2,833,000	(4,250,000)

Total comprehensive income (loss)	$5,918,000	$(1,780,000)

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2014 and 2013
					Accumulated
					Other
					Compre- hensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance – January 1, 2013	$14,964,000	5,924,865	$40,606,000	$316,000	$460,000	$56,346,000
Cash dividends declared ($0.04 per share)	—	—	—	(238,000)	—	(238,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(633,000)	—	(633,000)
Common stock issued under dividend reinvestment plan	—	7,647	36,000	—	—	36,000
Common stock issued under stock plans	—	11,255	50,000	—	—	50,000
Amortization of issuance costs	10,000	—	—	(10,000)	—	—
Net income	—	—	—	2,470,000	—	2,470,000
Other comprehensive loss	—	—	—	—	(4,250,000)	(4,250,000)

Balance – December 31, 2013	14,974,000	5,943,767	40,690,000	1,905,000	(3,790,000)	53,779,000
Cash dividends declared ($0.05 per share)	—	—	—	(300,000)	—	(300,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(683,000)	—	(683,000)
Common stock issued under dividend reinvestment plan	—	8,589	37,000	—	—	37,000
Common stock issued under stock plans	—	32,916	151,000	—	—	151,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	69,000	—	69,000
Amortization of issuance costs	10,000	—	—	(10,000)	—	—
Net income	—	—	—	3,085,000	—	3,085,000
Other comprehensive income	—	—	—	—	2,833,000	2,833,000

Balance – December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,085,000	$2,470,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	420,000	428,000
Amortization of premiums and accretion of discounts, net	943,000	1,299,000
Amortization of restricted stock	69,000	—
Accretion of deferred loan fees	42,000	44,000
Provision for loan losses	(50,000)	3,775,000
Originations of mortgage loans held for sale	(4,608,000)	(39,815,000)
Proceeds from sale of mortgage loans	4,680,000	41,248,000
Proceeds from sale of loans	2,559,000	3,089,000
Gain on sales of mortgage loans	(72,000)	(649,000)
Loss on sale of loans	241,000	372,000
Gain on sales and calls of securities	(165,000)	(153,000)
Gain on sale of other real estate owned	(63,000)	(326,000)
Deferred income tax expense	626,000	370,000
Decrease in accrued interest receivable	72,000	306,000
Decrease in accrued interest payable	(93,000)	(159,000)
Earnings on bank owned life insurance	(405,000)	(351,000)
Gain on life insurance proceeds	—	(537,000)
Decrease in other assets	300,000	2,047,000
Increase in other liabilities	1,808,000	704,000
Net cash provided by operating activities	9,389,000	14,162,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(6,319,000)	(48,539,000)
Proceeds from maturities and principal repayments on
securities available-for-sale	18,247,000	27,768,000
Proceeds from sales and calls on securities available-for-sale	11,155,000	18,823,000
Purchase of securities held to maturity	(12,940,000)	—
Proceeds from maturities and principal repayments on securities held to maturity	7,824,000	2,491,000
Proceeds from calls on securities held to maturity	—	1,170,000
(Purchase) Sale of FHLB-NY stock	(1,644,000)	80,000
Net (increase) decrease in loans	(45,869,000)	(4,859,000)
Proceeds from sale of other real estate owned	1,608,000	1,253,000
Purchase of bank owned life insurance	—	(3,000,000)
Life insurance proceeds	—	1,055,000
Additions to premises and equipment	(1,258,000)	(522,000)
Net cash used in investing activities	(29,196,000)	(4,280,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	3,156,000	9,279,000
Net decrease in interest-bearing deposits	(24,271,000)	(21,942,000)
Net increase in long term borrowings	15,000,000	—
Net decrease in securities sold under agreements to repurchase	(7,300,000)	(43,000)
Net increase in short term borrowings	26,700,000	—
Cash dividends paid on common stock	(300,000)	(238,000)
Cash dividends paid on preferred stock	(683,000)	(633,000)
Payment of discount on dividend reinvestment plan	(2,000)	(2,000)
Issuance of common stock	188,000	86,000
Net cash provided by (used in) financing activities	12,488,000	(13,493,000)

Net increase (decrease) in cash and cash equivalents	(7,319,000)	(3,611,000)
Cash and cash equivalents - beginning	17,405,000	21,016,000
Cash and cash equivalents - ending	$10,086,000	$17,405,000

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,300,000	$3,972,000
Cash paid during the year for income taxes	$358,000	$275,000
Transfers from loans to loans held for sale	$—	$6,261,000
Reclassification of securities available-for-sale to held-to-maturity	$24,022,000	$—
Transfers from loans to other real estate owned	$2,440,000	$349,000

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

Basis of consolidated financial statements presentation

The consolidated financial statements of the Corporation have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and the disclosures provided. The estimate of the allowance for loan losses, the valuation of deferred tax assets, and fair value and impairment of securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from those estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

Loans held for sale

Loans held for sale generally represent mortgage loans originated and intended for sale in the secondary market, which are carried at the lower of cost or fair value on an aggregate basis. Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with loan servicing rights released to the buyer. There were no loans held for sale at December 31, 2014.

Loans held for sale at December 31, 2013 represent a group of nonperforming loans to a single borrower that were being marketed for sale. The estimated fair value was based on the fair value of the notes.

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

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or are charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

The general component of the allowance is based on historical loss experience, including an appropriate loss emergence period, adjusted for qualitative factors. The historical loss experience is determined for each portfolio segment and class, and is based on the actual loss history experienced by the Corporation over the most recent 5 years. For each portfolio segment the Bank prepares an analysis which examines the historical loss experience as well as the loss emergence period. The analysis is updated quarterly for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment or class. These qualitative factors include consideration of the following: levels of and trends in charge-offs; levels of and trends in delinquencies and impaired loans; levels and trends in loan size; levels of real estate concentrations; national and local economic trends and conditions; the depth and experience of lending management and staff; and other changes in lending policies, procedures, and practices.

For purposes of determining the allowance for loan losses, loans in the portfolio are segregated by type into the following segments: commercial, commercial real estate, construction, residential real estate, consumer and other. The Corporation also sub-divides these segments into classes based on the associated risks within those segments. Commercial loans are divided into the following two classes: secured by real estate and other. Construction loans are divided into the following two classes: commercial and residential. Consumer loans are divided into two classes: secured by real estate and other. The models and assumptions used to determine the allowance require management’s judgment. Assumptions, data and computations are appropriately reviewed and properly documented.

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

Commercial Real Estate – Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and generally are considered to involve a greater degree of risk than residential real estate loans. Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with over supply of units in a specific region.

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

Consumer loans – Consumer loans secured by real estate may entail greater risk than residential mortgage loans due to a lower lien position. In addition, other consumer loans, particularly loans secured by assets that depreciate rapidly, such as motor vehicles, are subject to greater risk. In all cases, collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Generally, when it is probable that some portion or all of a loan balance will not be collected, regardless of portfolio segment, that amount is charged-off as a loss against the allowance for loan losses. On loans secured by real estate, the charge-offs reflect partial writedowns due to the initial valuation of market values of the underlying real estate collateral in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-40. Consumer loans are generally charged-off in full when they reach 90 – 120 days past due.

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

Stock-based compensation

Stock-based compensation cost is based on the fair value of the awards at the date of grant. The fair value of restricted stock awards is based upon the average of the high and low sale price reported for the Corporation’s common stock on the date of grant. Compensation cost is recognized for restricted stock over the required service period, generally defined as the vesting period.

Income taxes

The Corporation records income taxes in accordance with ASC 740, Income Taxes, as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available-for-sale, accretion of losses related to securities transferred from available-for-sale to held to maturity, and unrealized gains or losses on cash flow hedges, net of tax, which are also recognized as separate components of equity.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2014 the Bank could have paid dividends totaling approximately $3.94 million. At December 31, 2014, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating. See Note 10 to the consolidated financial statements with respect to restrictions on the Corporation’s ability to declare and pay dividends resulting from the terms of the Corporation’s Series B Preferred Shares.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation’s only free standing derivative consists of an interest rate swap agreement, which is used as part of its asset liability management strategy to help manage interest rate risk related to its subordinated debentures. The Corporation does not use derivatives for trading purposes.

The Corporation designated the interest rate swap as a cash flow hedge, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the change in the fair value on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Net cash settlements on this interest rate swap that qualify for hedge accounting are recorded in interest expense. Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” This ASU applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this ASU clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for fiscal years, including interim periods, beginning after December 15, 2014. The adoption of the amendments in this ASU are not expected to have a material impact on the Corporation’s consolidated financial statements.

Note 2. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$30,701,000	$94,000	$521,000	$30,274,000
Obligations of state and political subdivisions	1,420,000	2,000	22,000	1,400,000
Mortgage-backed securities-residential	76,894,000	521,000	672,000	76,743,000
Asset-backed securities (a)	9,874,000	57,000	16,000	9,915,000
Corporate debt	2,998,000	6,000	7,000	2,997,000

Total debt securities	121,887,000	680,000	1,238,000	121,329,000
Other equity investments	3,664,000	—	75,000	3,589,000
	$125,551,000	$680,000	$1,313,000	$124,918,000

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$41,066,000	$15,000	$2,389,000	$38,692,000
Obligations of state and political subdivisions	1,429,000	—	71,000	1,358,000
Mortgage-backed securities-residential	115,134,000	244,000	3,143,000	112,235,000
Asset-backed securities (a)	9,874,000	11,000	49,000	9,836,000
Corporate debt	2,995,000	5,000	115,000	2,885,000

Total debt securities	170,498,000	275,000	5,767,000	165,006,000
Other equity investments	3,543,000	—	138,000	3,405,000
	$174,041,000	$275,000	$5,905,000	$168,411,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2014 and 2013 were $11,155,000 and $18,823,000, respectively. There were gross gains totaling $165,000 and no gross losses realized on sales or calls during the year ended December 31, 2014. There were gross gains totaling $233,000 and gross losses totaling $80,000 realized on sales or calls during the year ended December 31, 2013.

The fair value of available-for-sale securities pledged to secure public deposits for the year ending December 31, 2014 and 2013 was $670,000 and $944,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related unrealized gains and losses:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$11,962,000	$177,000	$—	$12,139,000
Obligations of state and political subdivisions	15,636,000	514,000	—	16,150,000
Mortgage-backed securities-residential	27,499,000	511,000	66,000	27,944,000
	$55,097,000	$1,202,000	$66,000	$56,233,000

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$258,000	$31,000	$—	$289,000
Obligations of state and political subdivisions	20,642,000	838,000	—	21,480,000
Mortgage-backed securities-residential	5,064,000	388,000	—	5,452,000
	$25,964,000	$1,257,000	$—	$27,221,000

There were no cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2014. Cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2013 were $1,170,000. There were no gross gains and no gross losses realized from calls for the years ended December 31, 2014 and 2013.

The fair value of held to maturity securities pledged to secure public deposits for the year ending December 31, 2014 was $751,000. There were no held to maturity securities pledged to secure public deposits for the year ending December 31, 2013. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year end 2014 and 2013, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

The changes in available-for-sale and held to maturity securities for the year ending December 31, 2014 is primarily attributed to a $24.0 million transfer of previously-designated available-for-sale securities to a held to maturity designation at fair value. In accordance with ASC 320, Investment – Debt and Equity Securities, the Corporation is required at each balance sheet due date to reassess the classification of each security held. The reclassification, which occurred during the three months ended June 30, 2014, is permitted as the Corporation has appropriately determined the ability and intent to now hold these securities as an investment, until maturity or call. The securities were transferred to the held to maturity portfolio to protect our tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. The securities transferred had a net loss of $742,000 that is reflected in accumulated other comprehensive loss on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities.

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

	December 31, 2014
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$498,000	$500,000
After one year, but within five years	10,424,000	10,319,000
After five years, but within ten years	16,474,000	16,422,000
After ten years	7,723,000	7,430,000
Mortgage-backed securities - residential	76,894,000	76,743,000
Asset-backed securities	9,874,000	9,915,000
Total	$121,887,000	$121,329,000

Held to maturity
Within one year	$3,638,000	$3,671,000
After one year, but within five years	8,438,000	8,755,000
After five years, but within ten years	12,490,000	12,767,000
After ten years	3,032,000	3,096,000
Mortgage-backed securities - residential	27,499,000	27,944,000
Total	$55,097,000	$56,233,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2014 and 2013, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2014 and 2013.

Available-for-Sale
December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$23,750,000	$(521,000)	$23,750,000	$(521,000)
Obligations of state and
political subdivisions	—	—	992,000	(22,000)	992,000	(22,000)
Mortgage-backed
securities - residential	5,985,000	(22,000)	30,445,000	(650,000)	36,430,000	(672,000)
Asset-backed securities	3,022,000	(16,000)	—	—	3,022,000	(16,000)
Corporate debt	—	—	1,494,000	(7,000)	1,494,000	(7,000)
Other equity investments	—	—	3,529,000	(75,000)	3,529,000	(75,000)
Total temporarily
impaired securities	$9,007,000	$(38,000)	$60,210,000	$(1,275,000)	$69,217,000	$(1,313,000)

December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$24,517,000	$(1,531,000)	$8,987,000	$(858,000)	$33,504,000	$(2,389,000)
Obligations of state and
political subdivisions	949,000	(43,000)	409,000	(28,000)	1,358,000	(71,000)
Mortgage-backed
securities - residential	75,183,000	(2,304,000)	13,334,000	(839,000)	88,517,000	(3,143,000)
Asset-backed securities	8,791,000	(49,000)	—	—	8,791,000	(49,000)
Corporate debt	2,385,000	(115,000)	—	—	2,385,000	(115,000)
Other equity investments	3,346,000	(138,000)	—	—	3,346,000	(138,000)
Total temporarily
impaired securities	$115,171,000	$(4,180,000)	$22,730,000	$(1,725,000)	$137,901,000	$(5,905,000)

Held to Maturity
December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities - residential	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)
Total temporarily
impaired securities	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)

December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities - residential	$—	$—	$—	$—	$—	$—
Total temporarily
impaired securities	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

At December 31, 2014, there were twenty-four U.S. government-sponsored agency securities, two obligation of state and political subdivisions securities, twenty-eight mortgage-backed securities, two corporate debt securities, and one other equity investments security in a continuous loss position for 12 months or longer. Management has assessed the securities that were in an unrealized loss position at December 31, 2014 and 2013 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Management does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2014 and 2013, respectively, the loan portfolio consisted of the following:

	December 31,
	2014	2013

Commercial:
Secured by real estate	$46,545,000	$46,162,000
Other	29,307,000	27,728,000
Commercial real estate	286,063,000	253,035,000
Commercial construction	4,215,000	3,445,000
Residential real estate	77,836,000	77,540,000
Consumer:
Secured by real estate	27,319,000	25,458,000
Other	939,000	534,000
Small Business Administration - guaranteed portion	5,000,000	—
Other	96,000	107,000
Total gross loans	477,320,000	434,009,000

Less: Deferred loan costs (fees), net	19,000	(168,000)
Allowance for loan losses	9,602,000	9,915,000
	9,621,000	9,747,000

Loans, net	$467,699,000	$424,262,000

During the year ended December 31, 2014, the Corporation purchased the guaranteed portion of several Small Business Administration (SBA) loans. Due to the guarantee of the principal amount of these SBA loans, no allowance for loan losses is established for these SBA loans.

At December 31, 2014 and 2013, loan participations sold by the Corporation to other lending institutions totaled approximately $12,948,000 and $12,725,000, respectively. These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2014 and 2013, these loans aggregated approximately $2,533,000 and $2,515,000, respectively. During the year ended December 31, 2014, new loans totaling $854,000 were granted and repayments totaled approximately $836,000. The loans, at December 31, 2014, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2014
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$3,373,000	$377,000	$(262,000)	$216,000	$3,704,000
Commercial real estate	5,665,000	(396,000)	(1,110,000)	858,000	5,017,000
Commercial construction	117,000	(15,000)	—	48,000	150,000
Residential real estate	460,000	(311,000)	(7,000)	—	142,000
Consumer	288,000	(93,000)	(6,000)	—	189,000
Other	3,000	—	(1,000)	—	2,000
Unallocated	9,000	388,000	1,000	—	398,000
Balance, ending	$9,915,000	$(50,000)	$(1,385,000)	$1,122,000	$9,602,000

	Year Ended December 31, 2013
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$4,832,000	$(824,000)	$(983,000)	$348,000	$3,373,000
Commercial real estate	4,936,000	4,395,000	(3,785,000)	119,000	5,665,000
Commercial construction	169,000	(54,000)	(24,000)	26,000	117,000
Residential real estate	308,000	235,000	(83,000)	—	460,000
Consumer	352,000	60,000	(145,000)	21,000	288,000
Other	3,000	(1,000)	(1,000)	2,000	3,000
Unallocated	41,000	(36,000)	—	4,000	9,000
Balance, ending	$10,641,000	$3,775,000	$(5,021,000)	$520,000	$9,915,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014 and 2013:

	December 31, 2014
		Commercial	Commercial	Residential			Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	SBA	Loans	Unallocated	Total

Allowance for
loan losses:
Ending
Allowance
balance
attributable
to loans

Individually
evaluated
for
impairment	$223,000	$697,000	$—	$—	$—	$—	$—	$—	$920,000

Collectively
evaluated
for
impairment	3,481,000	4,320,000	150,000	142,000	189,000	—	2,000	398,000	8,682,000

Total ending
allowance
balance	$3,704,000	$5,017,000	$150,000	$142,000	$189,000	$—	$2,000	$398,000	$9,602,000

Loans:
Loans
individually
evaluated
for
impairment	$6,042,000	$8,913,000	$288,000	$96,000	$326,000	$—	$—	$—	$15,665,000

Loans
collectively
evaluated
for
impairment	69,810,000	277,150,000	3,927,000	77,740,000	27,932,000	5,000,000	96,000	—	461,655,000

Total ending
Loan balance	$75,852,000	$286,063,000	$4,215,000	$77,836,000	$28,258,000	$5,000,000	$96,000	$—	$477,320,000

	December 31, 2013
		Commercial	Commercial	Residential		Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Loans	Unallocated	Total

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

Loans
collectively
evaluated
for
impairment	66,629,000	240,214,000	2,249,000	76,785,000	25,375,000	107,000	—	411,359,000

Total ending
Loan balance	$73,890,000	$253,035,000	$3,445,000	$77,540,000	$25,992,000	$107,000	$—	$434,009,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2014	2013

Commercial:
Secured by real estate	$1,923,000	$2,182,000
Other	—	73,000
Commercial real estate	1,284,000	6,592,000
Residential real estate	96,000	755,000
Consumer:
Secured by real estate	325,000	617,000

Total nonaccrual loans	$3,628,000	$10,219,000

At December 31, 2013, there was one relationship, which included four nonaccrual commercial real estate loans totaling $2.8 million, which was classified as held for sale and included in the table above. The $2.8 million was sold and there were no nonaccrual loans classified as held for sale at December 31, 2014.

At December 31, 2014 and 2013 there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loans at and for the periods indicated:

	At And For The Year Ended December 31, 2014
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$5,997,000	$4,838,000		$5,443,000	$225,000
Other	66,000	58,000		65,000	3,000
Commercial real estate	4,609,000	3,279,000		6,755,000	155,000
Commercial construction	652,000	288,000		517,000	71,000
Residential real estate	132,000	96,000		526,000	—
Consumer:
Secured by real estate	333,000	326,000		506,000	—

With an allowance recorded:
Commercial:
Secured by real estate	458,000	436,000	$213,000	437,000	16,000
Other	713,000	710,000	10,000	750,000	44,000
Commercial real estate	5,643,000	5,634,000	697,000	3,922,000	233,000
Commercial construction	—	—	—	420,000	—
Total impaired loans	$18,603,000	$15,665,000	$920,000	$19,341,000	$747,000

During the year ended December 31, 2014, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2013
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$7,204,000	$5,756,000		$6,286,000	$239,000
Other	80,000	73,000		98,000	1,000
Commercial real estate	12,920,000	10,474,000		9,952,000	118,000
Commercial construction	567,000	528,000		2,753,000	52,000
Residential real estate	826,000	755,000		529,000	—
Consumer:
Secured by real estate	630,000	617,000		730,000	—

With an allowance recorded:
Commercial:
Secured by real estate	686,000	559,000	$269,000	900,000	28,000
Other	877,000	873,000	31,000	1,067,000	52,000
Commercial real estate	2,356,000	2,347,000	72,000	3,174,000	47,000
Commercial construction	1,043,000	668,000	—	430,000	43,000
Residential real estate	—	—	—	36,000	—
Consumer:
Secured by real estate	—	—	—	68,000	—
Total impaired loans	$27,189,000	$22,650,000	$372,000	$26,023,000	$580,000

During the year ended December 31, 2013, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2014
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$546,000	$—	$1,508,000	$2,054,000	$44,491,000	$46,545,000
Other	225,000	—	—	225,000	29,082,000	29,307,000
Commercial real
estate	—	330,000	836,000	1,166,000	284,897,000	286,063,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real
estate	—	—	—	—	77,836,000	77,836,000
Consumer:
Secured by
real estate	—	—	249,000	249,000	27,070,000	27,319,000
Other	—	—	—	—	939,000	939,000
SBA	—	—	—	—	5,000,000	5,000,000
Other	—	—	—	—	96,000	96,000
Total	$771,000	$330,000	$2,593,000	$3,694,000	$473,626,000	$477,320,000

	December 31, 2013
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$866,000	$—	$499,000	$1,365,000	$44,797,000	$46,162,000
Other	—	—	—	—	27,728,000	27,728,000
Commercial real
estate	1,043,000	—	5,100,000	6,143,000	246,892,000	253,035,000
Commercial construction	—	—	—	—	3,445,000	3,445,000
Residential real
estate	—	—	523,000	523,000	77,017,000	77,540,000
Consumer:
Secured by
real estate	—	—	479,000	479,000	24,979,000	25,458,000
Other	—	3,000	—	3,000	531,000	534,000
Other	—	—	—	—	107,000	107,000
Total	$1,909,000	$3,000	$6,601,000	$8,513,000	$425,496,000	$434,009,000

Troubled Debt Restructurings

At December 31, 2014 and 2013, the Corporation had $12.9 million and $16.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $12.0 million and $15.2 million were performing in accordance with their new terms at December 31, 2014 and 2013, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $868,000 and $281,000 have been allocated for the troubled debt restructurings at December 31, 2014 and 2013, respectively. As of December 31, 2013, the Corporation had committed $257,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. There were no committed amounts at December 31, 2014

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the year ended December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial:
Secured by real estate	2	$252,000	$252,000	—	$—	$—
Other	—	—	—	1	17,000	17,000
Commercial real estate	1	111,000	111,000	3	6,361,000	6,361,000
Total	3	$363,000	$363,000	4	$6,378,000	$6,378,000

During the year ended December, 2014, three loans were modified as troubled debt restructurings. The modification of the terms of the two commercial – secured by real estate loans represented a term out of the remaining balances on these matured loans as well as an interest rate reduction. The modification of the terms of the commercial real estate loan involved an extension of the loan with an additional borrower added.

During the year ended December 31, 2013, four loans were modified as trouble debt restructurings. The terms of a $17,000 loan represented a term out of a remaining balance on a matured loan. The modification of the terms of a $2.0 million loan represented a period of principal forbearance as well as some principal forgiveness, which is partially contingent on three years of satisfactory performance under the forbearance agreement. The modification of the terms of two loans to one borrower totaling $4.3 million represented a period of principal forbearance.

For the years ended December 31, 2014 and December 31, 2013, the troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $587,000 and $63,000, respectively. There were no charge-offs in 2014 related to these troubled debt restructurings. In 2013 there were $616,000 of charge-offs related to these troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,091,000	$3,531,000	$1,923,000	$—	$—	$46,545,000
Other	27,903,000	616,000	788,000	—	—	29,307,000
Commercial real estate	274,788,000	5,521,000	5,754,000	—	—	286,063,000
Commercial construction	2,709,000	1,506,000	—	—	—	4,215,000
Total	$346,491,000	$11,174,000	$8,465,000	$—	$—	$366,130,000

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$39,114,000	$3,387,000	$3,661,000	$—	$—	$46,162,000
Other	25,604,000	1,325,000	799,000	—	—	27,728,000
Commercial real estate	241,488,000	7,326,000	4,221,000	—	—	253,035,000
Commercial construction	2,164,000	1,281,000	—	—	—	3,445,000
Total	$308,370,000	$13,319,000	$8,681,000	$—	$—	$330,370,000

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2014 and 2013.

	December 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,740,000	$96,000	$77,836,000
Consumer:
Secured by real estate	25,867,000	1,452,000	27,319,000
Other	930,000	9,000	939,000
Total	$104,537,000	$1,557,000	$106,094,000

	December 31, 2013
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$76,785,000	$755,000	$77,540,000
Consumer:
Secured by real estate	23,584,000	1,874,000	25,458,000
Other	527,000	7,000	534,000
Total	$100,896,000	$2,636,000	$103,532,000

Note 4. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Land	$3,219,000	$2,999,000
Buildings and improvements	4,082,000	3,281,000
Leasehold improvements	2,246,000	2,246,000
Furniture, fixtures, and equipment	2,401,000	2,195,000
	11,948,000	10,721,000
Less: accumulated depreciation and amortization	5,371,000	4,982,000
Total premises & equipment, net	$6,577,000	$5,739,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $420,000 and $428,000 in 2014 and 2013, respectively.

Note 5. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Aquired by foreclosure or deed in lieu of foreclosure	$1,375,000	$480,000
Allowance for losses on other real estate owned	(67,000)	(29,000)
Other real estate, net	$1,308,000	$451,000

Activity in the allowance for losses on other real estate owned was as follows:

	Years Ended December 31,
	2014	2013

Beginning of year	$29,000	$—
Additions charged to expense	235,000	29,000
Reductions from sales of other real estate owned	(197,000)	—
End of year	$67,000	$29,000

Net gain on sale of other real estate owned totaled $63,000 and $326,000 for the year ended December 31, 2014 and 2013, respectively.

Expenses related to other real estate owned include:

	Years Ended December 31,
	2014	2013

Provision for unrealized losses	$235,000	$29,000
Operating expenses, net of rental income	195,000	114,000
End of year	$430,000	$143,000

Note 6. DEPOSITS

	December 31,
	2014	2013

Noninterest-bearing demand	$136,721,000	$133,565,000

Interest-bearing checking accounts	168,319,000	179,892,000
Money market accounts	41,906,000	47,366,000
Total interest-bearing demand	210,225,000	227,258,000

Statement savings and clubs	71,202,000	71,103,000
Business savings	5,220,000	9,177,000
Total savings	76,422,000	80,280,000

IRA investment and variable rate savings	28,765,000	32,160,000
Brokered certificates	10,496,000	—
Money market certificates	93,847,000	104,328,000
Total certificates of deposit	133,108,000	136,488,000

Total interest-bearing deposits	419,755,000	444,026,000
Total deposits	$556,476,000	$577,591,000

Certificates of deposit with balances of $100,000 or more at December 31, 2014 and 2013, totaled $75,859,000 and $83,609,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2015	56,846,000
2016	42,376,000
2017	14,753,000
2018	5,196,000
2019	13,937,000
$133,108,000

Note 7. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
Advances maturing	Amount	Rate	Amount	Rate
Within one year	$26,700,000	2.10%	$—	—%
After one year, but within two years	10,000,000	1.64%	—	—%
After two years, but within three years	15,000,000	3.74%	10,000,000	1.64%
After three years, but within four years	15,000,000	3.35%	5,000,000	1.16%
After four years, but within five years	—	—%	10,000,000	1.85%
	$66,700,000	2.68%	$25,000,000	1.63%

During 2014 and 2013, the maximum amount of FHLB-NY advances outstanding at any month end was $66.7 million and $40.1 million, respectively. The average amount of advances outstanding during the year ended December 31, 2014 and 2013 was $32.5 million and $26.7 million, respectively.

At December 31, 2014, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2014 and 2013, the advances were collateralized by $63.2 million, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $21.5 million and $5.1 million of investment securities as of December 31, 2014 and 2013, respectively. Based on the collateral the Corporation was eligible to borrow up to a total of $84.7 million at December 31, 2014 and $68.3 million at December 31, 2013.

The Corporation has the ability to borrow overnight with the FHLB-NY. As of December 31, 2014 overnight borrowings with the FHLB-NY were $6.7 million. At December 31, 2013 there were no overnight borrowings with FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2014 and 2013, the Corporation’s borrowing capacity at the Discount Window was $5.1 million and $5.7 million, respectively. In addition, at December 31, 2014 and 2013 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $35 million and $21 million, respectively, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2014 and 2013.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

As of December 31, 2013 the balance of securities sold under agreements to repurchase included a wholesale repurchase agreement with a broker that was repaid in full at maturity in 2014. After a fixed rate period, the borrowing converted to a floating rate at 9.00% minus 3-month London Interbank Offered Rate (LIBOR) measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement was collateralized by agency securities maintained in safekeeping with the broker.

The remaining balance at December 31, 2013 was securities sold to Bank customers at a fixed rate with maturities varying from 6 months to one year. These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2013, securities sold under agreements to repurchase were collateralized by U.S. Treasury and U.S. government-sponsored agency securities having a carrying value of approximately $8,282,000.

At December 31, 2014, there were no securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2014	2013

Balance	$—	$7,300,000
Weighted average interest rate at year end	0.00%	4.95%
Maximum amount outstanding at any month end
during the year	$7,601,000	$8,044,000
Average amount outstanding during the year	$5,255,000	$7,501,000
Average interest rate during the year	4.83%	4.89%

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

Prior to September 17, 2008, the Capital Securities and the Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At both December 31, 2014 and 2013, the rate on both the Capital Securities and the Debentures was 3.19%. The Corporation has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarterly periods.

The Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 9. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulations of the Board of Governors of the Federal Reserve System require bank holding companies to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2014, the Corporation was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bank must comply with substantially similar capital regulations promulgated by the FDIC.

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

At the years ended 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that have occurred since that notification that management believes would change the Bank's category.

Management believes that, as of December 31, 2014, the Bank and the Corporation have met all capital adequacy requirements to which they are subject. The following is a summary of the Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2014 and 2013 compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under the prompt corrective action regulations:

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Leverage (Tier 1) capital
Consolidated	$64,399,000	9.45%	$27,265,000	4.00%	N/A	N/A
Bank	62,622,000	9.20%	27,214,000	4.00%	$34,018,000	5.00%

Risk-based capital:
Tier 1
Consolidated	64,399,000	13.04%	19,751,000	4.00%	N/A	N/A
Bank	62,622,000	12.69%	19,740,000	4.00%	29,609,000	6.00%

Total
Consolidated	70,614,000	14.30%	39,502,000	8.00%	N/A	N/A
Bank	68,833,000	13.95%	39,479,000	8.00%	49,349,000	10.00%

December 31, 2013
Leverage (Tier 1) capital
Consolidated	$61,461,000	9.04%	$27,200,000	4.00%	N/A	N/A
Bank	59,976,000	8.84%	27,135,000	4.00%	$33,919,000	5.00%

Risk-based capital:
Tier 1
Consolidated	61,461,000	13.52%	18,184,000	4.00%	N/A	N/A
Bank	59,976,000	13.21%	18,156,000	4.00%	27,233,000	6.00%

Total
Consolidated	67,196,000	14.78%	36,368,000	8.00%	N/A	N/A
Bank	65,702,000	14.48%	36,311,000	8.00%	45,389,000	10.00%

As presented above, at December 31, 2014, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

Note 10. PREFERRED STOCK

In connection with the Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion, on September 1, 2011 (the “Series B Preferred Issue Date”), pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury, the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for an aggregate purchase price of $15 million, in cash.

The terms of the Series B Preferred Shares impose restrictions on the Corporation’s ability to declare or pay dividends or purchase, redeem or otherwise acquire for consideration, shares of our Common Stock and any class or series of stock of the Corporation the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Shares as to dividend rights and/or rights on liquidation, dissolution or winding up of the Corporation. Specifically, the terms provide for the payment of a non-cumulative quarterly dividend, payable in arrears, which the Corporation accrues as earned over the period that the Series B Preferred Shares are outstanding. The dividend rate was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., through February 29, 2016) the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. With respect to that portion of the nineteenth dividend period that begins on the four and one-half year anniversary of the Series B Preferred Issue Date (i.e., beginning on March 1, 2016) and all dividend periods thereafter, the dividend rate will be increased and fixed at 9%. Such dividends are not cumulative but the Corporation may only declare and pay dividends on its Common Stock (or any other equity securities junior to the Series B Preferred Shares) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and if, after payment of such dividend, the dollar amount of the Corporation’s Tier 1 capital would be at least 90% of the Tier 1 capital on the date of entering into the SBLF program, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Shares (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of the issuance and ending on the tenth anniversary of the issuance, by 10% for each 1% increase in QSBL over the baseline level.

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Shares with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the FRB, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are currently includable, and are expected to be includable in the future, in Tier 1 capital for regulatory capital.

Note 11. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing expense for the year ended December 31, 2014 and 2013 was $170,000 and $100,000, respectively.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2014 and 2013 amounted to approximately $141,000 and $155,000, respectively.

The Corporation offers an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 6,560 and 8,439 shares during 2014 and 2013, respectively. At December 31, 2014, the Corporation had 171,074 shares reserved for issuance under this plan.

Note 12. STOCK-BASED COMPENSATION

At December 31, 2014, the Corporation had various types of the following stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 5,060 and 7,162 shares for 2014 and 2013, respectively. At December 31, 2014, the Corporation had 528,094 shares authorized but unissued for this plan.

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. There were 49,661 restricted shares granted during the year ended December 31, 2014. No awards were granted during the year ended December 31, 2013. The value of restricted shares is based upon an average of the high and low closing price of the common stock on the date of grant. The shares generally vest over a three year service period with compensation expense recognized on a straight-line basis. Stock based compensation expense related to stock grants was $69,000 for the year ended December 31, 2014. At December 31, 2014 the Corporation had 142,694 shares authorized but unissued for this plan.

Note 13. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013

Net Income	$3,085,000	$2,470,000
Dividends on preferred stock and accretion	683,000	633,000
Net income available to common shareholders	$2,402,000	$1,837,000

Weighted-average common shares outstanding - basic	6,003,814	5,937,058
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,003,814	5,937,058

Basic earnings per common share	$0.40	$0.31
Diluted earnings per common share	$0.40	$0.31

There were no stock options to purchase shares of common stock for the year ended December 31, 2014. For the year ended December 31, 2013, stock options to purchase 3,627 of average shares of common stock were not considered in computing diluted earnings per share of common stock because they were antidilutive.

Note 14. INCOME TAXES

The components of income tax benefit are summarized as follows:

	Years Ended December 31,
	2014	2013
Current tax expense (benefit)
Federal	$634,000	$221,000
State	159,000	49,000
	793,000	270,000
Deferred tax expense (benefit)
Federal	392,000	180,000
State	273,000	167,000
Valuation allowance	(39,000)	23,000
	626,000	370,000
	$1,419,000	$640,000

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2014	2013

Federal income tax	$1,531,000	$1,057,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	246,000	146,000
Nontaxable interest income	(255,000)	(376,000)
Bank owned life insurance	(141,000)	(305,000)
Nondeductible expenses	10,000	15,000
Write-off of Federal deferred tax asset	—	90,000
Change in valuation reserve	—	19,000
Other items, net	28,000	(6,000)

Effective federal income taxes	$1,419,000	$640,000

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Allowance for loan losses	$3,835,000	$3,960,000
Accrued compensation	159,000	120,000
Nonaccrual loan interest	453,000	915,000
Depreciation	382,000	434,000
Contribution carry forward	146,000	178,000
Restricted stock	28,000	—
OREO reserve	27,000	—
Accrued contributions	21,000	—
State net operating loss carry forward	23,000	122,000
Unrealized loss on fair value of interest rate swap	125,000	223,000
Unrealized loss on securities available-for-sale	477,000	2,176,000
Alternate minimum tax	425,000	434,000
	6,101,000	8,562,000
Valuation reserve	(163,000)	(202,000)
	5,938,000	8,360,000
Deferred tax liabilities
Other	4,000	4,000
	4,000	4,000
Net deferred tax assets	$5,934,000	$8,356,000

At December 31, 2014, the Corporation has provided a full valuation allowance relating to both federal and state tax benefit of all contribution carryforwards and for the parent company only state tax benefit of net operating loss carryforwards. Management has determined that it is more likely than not that it will not be able to realize the deferred tax benefits described above.

The Corporation has approximately $359,000 of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $5.6 million of net deferred tax assets more likely than not will be utilized through future earnings.

The Corporation has alternate minimum tax (AMT) credit carryforwards of approximately $425,000 to reduce regular Federal income taxes in future years to the extent that the regular federal income tax exceeds AMT. The AMT credit carryforwards have no expiration date.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2014 and 2013 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2014 and 2013. There were no tax interest and penalties accrued for the years ended December 31, 2014 and 2013.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2010.

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

At December 31, 2014, the Corporation had residential mortgage commitments to extend credit aggregating approximately $2.7 million at fixed rates averaging 3.78% and none at variable rates. Approximately $205,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $15.8 million were extended with variable rates averaging 4.46% and approximately $1.9 million extended at fixed rates averaging 3.16% Generally, commitments were due to expire within approximately 60 days.

Additionally, at December 31, 2014, the Corporation was committed for approximately $58.6 million of unused lines of credit, consisting of $16.7 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.4 million relating to an unsecured overdraft protection program, and $37.5 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $1.1 million at December 31, 2014, all of which expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2014, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ending	Minimum
December 31,	Rent

2015	$693,000
2016	661,000
2017	648,000
2018	584,000
2019	513,000
Thereafter	1,760,000
$4,859,000

Rental expense under long-term operating leases for branch offices amounted to approximately $1,106,000 and $1,210,000 during the years ended December 31, 2014 and 2013, respectively. Rental income was approximately $46,000 for the years ended December 31, 2014 and 2013.

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

Interest Rate Swap Designated as Cash Flow Hedge: The Corporation entered into an interest rate swap with a notional amount of $7 million. It was designated as a cash flow hedge of the Debentures (See Note 8 of the consolidated financial statements) and was determined to be fully effective during the years ended December 31, 2014 and 2013. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of December 31, 2014, the Corporation has secured the interest rate swap by pledging investment securities with a fair value of $989,000.

Summary information as of December 31, 2014 about the interest rate swap designated as a cash flow hedge is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	($314,000)

The net expense recorded on the swap transaction totaled $271,000 and $268,000 for the years ended December 31, 2014 and 2013, respectively, and is reported as a component of interest expense – borrowed money.

The fair value of the interest rate swap of ($314,000) and ($559,000) at December 31, 2014 and 2013, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

Year Ended December 31, 2014
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$147,000	$—	$—

Year Ended December 31, 2013
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$152,000	$—	$—

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
	December 31, 2014
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$30,274,000	$—	$30,274,000	$—
Obligations of state and
political subdivisions	1,400,000	—	1,400,000	—
Mortgage-backed
securities - residential	76,743,000	—	76,743,000	—
Asset-backed securities	9,915,000	—	9,915,000	—
Corporate bonds	2,997,000	—	2,997,000	—
Other equity investments	3,589,000	3,529,000	60,000	—
Total available-for-sale
securities	$124,918,000	$3,529,000	$121,389,000	$—
Liabilities:
Interest rate swap	$314,000	$—	$314,000	$—

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

There were no transfers of assets between Level 1 and Level 2 during 2014 and 2013. There were no changes to the valuation techniques for fair value measurements as of December 31, 2014 and 2013.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,348,000	$—	$—	$1,348,000
Commercial real estate	205,000	—	—	205,000
Consumer:
Secured by real estate	49,000	—	—	49,000
Other real estate owned	1,117,000	—	—	1,117,000
	$2,719,000	$—	$—	$2,719,000

	December 31, 2013
Assets:
Impaired loans
Commercial:
Secured by real estate	$5,861,000	$—	$—	$5,861,000
Commercial real estate	8,483,000	—	—	8,483,000
Commercial Construction	1,196,000	—	—	1,196,000
Residential real estate	755,000	—	—	755,000
Consumer:
Secured by real estate	617,000	—	—	617,000
Other real estate owned	451,000	—	—	451,000
	$17,363,000	$—	$—	$17,363,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $1,690,000, with a valuation allowance of $88,000, resulting in an increase of the allocation for loan losses of $155,000 for the year ended December 31, 2014.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $17,180,000, with a valuation allowance of $268,000, resulting in an increase of the provision for loan losses of $3,975,000 for the year ended December 31, 2013.

OREO had a recorded investment value of $1,375,000 with a $67,000 valuation allowance at December 31, 2014. At December 31, 2013, OREO had a recorded investment of $480,000 with a $29,000 valuation allowance. Additional valuation allowances of $235,000 and $29,000 were recorded for the years ended December 31, 2014 and 2013, respectively.

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		December 31, 2014
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$1,602,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 25%

			Estimated selling costs.	7%

Other real estate owned	$1,117,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 62%

			Estimated selling costs.	7%

		December 31, 2013
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$16,912,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	1% - 25%

			Estimated selling costs.	7%

Other real estate owned	$451,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 8%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2014
Financial assets:
Cash and cash equivalents	$10,086,000	$10,086,000	$—	$—
Securities available-for-sale	124,918,000	3,529,000	121,389,000	—
Securities held to maturity	55,097,000	—	56,233,000	—
FHLB-NY stock	3,777,000	N/A	N/A	N/A
Loans, net	467,699,000	—	—	478,451,000
Accrued interest receivable	1,994,000	—	646,000	1,348,000

Financial liabilities:
Deposits	556,476,000	424,117,000	132,513,000	—
FHLB-NY advances	66,700,000	—	67,087,000	—
Subordinated debentures	7,217,000	—	—	7,203,000
Accrued interest payable	308,000	1,000	288,000	19,000
Interest rate swap	314,000	—	314,000	—

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2013
Financial assets:
Cash and cash equivalents	$17,405,000	$17,405,000	$—	$—
Securities available-for-sale	168,411,000	3,345,000	165,066,000	—
Securities held to maturity	25,964,000	—	27,221,000	—
FHLB-NY stock	2,133,000	N/A	N/A	N/A
Loans held for sale	2,800,000	—	—	2,800,000
Loans, net	424,262,000	—	—	434,126,000
Accrued interest receivable	2,066,000	—	735,000	1,331,000

Financial liabilities:
Deposits	577,591,000	441,790,000	136,268,000	—
FHLB-NY advances	25,000,000	—	25,404,000	—
Securities sold under
agreements to repurchase	7,300,000	—	7,525,000	—
Subordinated debentures	7,217,000	—	—	7,213,000
Accrued interest payable	401,000	1,000	380,000	20,000
Interest rate swap	559,000	—	559,000	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount approximates fair value and is classified as Level 1.

Securities available-for-sale and held to maturity – The methods for determining fair values were described previously.

Loans held for sale – The amount at December 31, 2013 represents the estimated fair value of a group of nonperforming loans to a single borrower that are being marketed for sale. The estimated fair value is based on the fair value of the note resulting in a Level 3 classification.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2014 and 2013 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2014 and 2013 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2014 and 2013, no attempt was made to estimate the value of anticipated future business.

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

Note 18. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2014	2013
Assets

Cash and due from banks	$253,000	$231,000
Securities available-for-sale	989,000	951,000
Investment in subsidiary	64,388,000	59,662,000
Accrued interest receivable	2,000	2,000
Other assets	964,000	701,000
Total assets	$66,596,000	$61,547,000

Liabilities and Shareholders' equity

Subordinated debentures	$7,217,000	$7,217,000
Other liabilities	410,000	551,000
Shareholders' equity	58,969,000	53,779,000
Total liabilities and Shareholders' equity	$66,596,000	$61,547,000

Condensed Statements of Income

	Years Ended December 31,
	2014	2013

Interest income - securities available-for-sale	$15,000	$15,000
Dividend income	1,610,000	1,475,000
Other income	7,000	7,000
Total income	1,632,000	1,497,000

Interest expense	504,000	504,000
Other expenses	306,000	321,000
Total expenses	810,000	825,000

Income before income tax benefit	822,000	672,000
Tax benefit	(266,000)	(272,000)
Income before equity in undistributed earnings of subsidiary	1,088,000	944,000
Equity in undistributed earnings of subsidiary	1,997,000	1,526,000
Net income	3,085,000	2,470,000
Dividends on preferred stock and accretion	683,000	633,000
Net income available to common shareholders	$2,402,000	$1,837,000

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$3,085,000	$2,470,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,997,000)	(1,526,000)
Decrease in accrued interest receivable	—	3,000
Increase in other assets	(276,000)	(231,000)
Increase in other liabilities	7,000	39,000
Net cash provided by operating activities	819,000	755,000

Cash flows from investing activities:
Purchase of securities available-for-sale	—	(500,000)
Proceeds from calls on securities available-for-sale	—	500,000
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(300,000)	(238,000)
Cash dividends paid on preferred stock	(683,000)	(633,000)
Payment of discount on dividend reinvestment plan	(2,000)	(2,000)
Issuance of common stock	188,000	86,000
Net cash used in financing activities	(797,000)	(787,000)

Net decrease in cash and cash equivalents	22,000	(32,000)
Cash and cash equivalents - beginning	231,000	263,000
Cash and cash equivalents - ending	$253,000	$231,000

Note 19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Year Ended
	December 31, 2014			December 31, 2013
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$4,504,000	$(1,419,000)	$3,085,000	$3,110,000	$(640,000)	$2,470,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	5,162,000	(2,000,000)	3,162,000	(7,031,000)	2,725,000	(4,306,000)
Reclassification adjustment
for gains in net income	(165,000)	66,000	(99,000)	(153,000)	57,000	(96,000)
Loss on securities reclassifed
from available-for-sale to
held to maturity	(742,000)	285,000	(457,000)	—	—	—
Accretion of loss on securities
reclassified to held to maturity	130,000	(50,000)	80,000	—	—	—
Change in fair value of
interest rate swap	246,000	(99,000)	147,000	253,000	(101,000)	152,000

Total other comprehensive
income (loss)	4,631,000	(1,798,000)	2,833,000	(6,931,000)	2,681,000	(4,250,000)

Total comprehensive income (loss)	$9,135,000	$(3,217,000)	$5,918,000	$(3,821,000)	$2,041,000	$(1,780,000)

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Components of
	Accumulated Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassifed from	Gains and	Other
	Available-for-Sale	available for sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income (loss)
before reclassifications	3,162,000	(377,000)	147,000	2,932,000
Amounts reclassified from
other comprehensive income	(99,000)	—	—	(99,000)
Other comprehensive income, net	3,063,000	(377,000)	147,000	2,833,000
Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)

	Year Ended December 31, 2013
	Components of
	Accumulated Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassifed from	Gains and	Other
	Available-for-Sale	available for sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2012	$947,000	$—	$(487,000)	$460,000
Other comprehensive income (loss)
before reclassifications	(4,306,000)	—	152,000	(4,154,000)
Amounts reclassified from
other comprehensive income	(96,000)	—	—	(96,000)
Other comprehensive income, net	(4,402,000)	—	152,000	(4,250,000)
Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2014 and 2013.

	Years Ended		Income
Components of Accumulated Other	December 31,		Statement
Comprehensive (Loss)	2014	2013	Line Item

Unrealized gains on AFS securities
before tax	$165,000	$153,000	Gains on securities transactions, net
Tax effect	(66,000)	(57,000)
Total, net of tax	99,000	96,000

Total reclassifications, net of tax	$99,000	$96,000

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2014 and 2013 (dollars in thousands).

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$6,145	$6,186	$6,069	$6,534	$24,934
Interest expense	839	810	791	767	3,207
Net interest income before provision for loan losses	5,306	5,376	5,278	5,767	21,727
Provision for loan losses	—	—	250	(300)	(50)
Net interest income after provision for loan losses	5,306	5,376	5,028	6,067	21,777
Noninterest income	399	807	764	990	2,960
Noninterest expenses	5,094	5,106	4,989	5,044	20,233
Income before income tax expense (benefit)	611	1,077	803	2,013	4,504
Income tax expense (benefit)	105	351	251	712	1,419
Net income	506	726	552	1,301	3,085
Dividends on preferred stock	171	171	170	171	683
Net income available to common shareholders	$335	$555	$382	$1,130	$2,402
Basic and diluted earnings per share	$0.06	$0.09	$0.06	$0.19	$0.40

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$6,870	$6,636	$6,536	$6,529	$26,571
Interest expense	1,004	958	940	911	3,813
Net interest income before provision for loan losses	5,866	5,678	5,596	5,618	22,758
Provision for loan losses	1,600	850	900	425	3,775
Net interest income after provision for loan losses	4,266	4,828	4,696	5,193	18,983
Noninterest income	1,474	995	971	525	3,965
Noninterest expenses	4,932	5,131	4,874	4,901	19,838
Income before income tax expense (benefit)	808	692	793	817	3,110
Income tax expense (benefit)	(14)	231	271	152	640
Net income	822	461	522	665	2,470
Dividends on preferred stock	166	127	170	170	633
Net income available to common shareholders	$656	$334	$352	$495	$1,837
Basic and diluted earnings per share	$0.11	$0.06	$0.06	$0.08	$0.31

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on our assessment using those criteria, our management (including our principal executive officer and principal accounting officer) concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2014 were Howard Yeaton (Chairman), Wayne Aoki, John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton, Wayne Aoki and Michael Westra were “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. All members of our Audit Committee are “independent” as defined under Nasdaq listing rule 5605(a)(2).

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2014:

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued upon	Weighted Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	$—	322,207
Equity compensation plans
not approved by security holders	—	$—	528,094
	—	$—	850,301

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 5,060 shares of the Corporation’s Common Stock in the open market during 2014 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2014 and Fiscal 2013,” in the Proxy Statement for the Corporation’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(i).2	Certificate of Amendment to the Certificate of Incorporation of Stewardship Financial Corporation (2)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (3)
4.1	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (4)
10.1	1995 Employee Stock Purchase Plan (5)
10.2	Stewardship Financial Corporation Dividend Reinvestment Plan (6)
10.3	Stewardship Financial Corporation Director Stock Plan (7)
10.4	Amended and Restated Director Stock Plan (8)
10.5	Dividend Reinvestment Plan (9)
10.6	Dividend Reinvestment Plan (10)
10.7	Dividend Reinvestment Plan, as amended and restated effective May 18, 2010 (11)

10.8	2010 Stock Incentive Plan (12)
10.9	Small Business Lending Fund - Securities Purchase Agreement effective September 1, 2011 between the Corporation and the Secretary of the Treasury, and Repurchase Letter dated September 1, 2011 between the Corporation and the U.S. Department of the Treasury (13)
10.10	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge (14)
10.11	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick (15)
10.12	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Mark J. Maurer (16)
10.13	Change in Control Severance Agreement dated March 26, 2015 between the Corporation and Peter Ameen
13	Annual Report to Shareholders for the year ended December 31, 2014
21	Subsidiaries of the Registrant
23.	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (17)

-----------------------------------------------------------------

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(3)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.
(4)	Incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(5)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(6)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-20699, filed January 30, 1997.
(7)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-31245, filed July 14, 1997.
(8)	Incorporated by reference from Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(9)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-54738, filed January 31, 2001.
(10)	Incorporated by reference from Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, Registration No. 333-133632, filed April 28, 2006.
(11)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3, Registration No. 333-167374, filed June 8, 2010.
88

(12)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.
(13)	Incorporated by reference from Exhibits 10.1 and 10.2 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(14)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(15)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(16)	Incorporated by reference from Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(17)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 27, 2015
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 27, 2015
Claire M. Chadwick	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Wayne Aoki	Director	March 27, 2015
Wayne Aoki

/s/ Richard W. Culp	Director	March 27, 2015
Richard W. Culp

/s/ William Hanse	Chairman of the Board	March 27, 2015
William Hanse

/s/ Margo Lane	Director	March 27, 2015
Margo Lane

/s/ John C. Scoccola	Director	March 27, 2015
John C. Scoccola

/s/ John L. Steen	Director	March 27, 2015
John L. Steen

/s/ Robert Turner	Secretary and Director	March 27, 2015
Robert Turner

/s/ William J. Vander Eems	Director	March 27, 2015
William J. Vander Eems

/s/ Michael Westra	Vice Chairman of the Board	March 27, 2015
Michael Westra

/s/ Howard Yeaton	Director	March 27, 2015
Howard Yeaton

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.13	Change in Control Severance Agreement dated March 26, 2015 between the Corporation and Peter Ameen
13	Annual Report to Shareholders for the year ended December 31, 2014
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (1)

(1)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

