Form 10-Q
period 2015-03-31
STEWARDSHIP FINANCIAL CORP
filed 2015-05-13
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .. Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 13, 2015 was 6,084,946.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and due from banks	$19,987,000	$9,849,000
Other interest-earning assets	1,048,000	237,000
Cash and cash equivalents	21,035,000	10,086,000

Securities available for sale	94,553,000	124,918,000
Securities held to maturity; estimated fair value of $57,190,000 (at
March 31, 2015) and $56,233,000 (at December 31, 2014)	55,811,000	55,097,000
FHLB-NY stock, at cost	3,026,000	3,777,000
Mortgage loans held for sale	798,000	—
Loans, net of allowance for loan losses of $9,600,000 (at March 31, 2015)
and $9,602,000 (at December 31, 2014)	480,480,000	467,699,000
Premises and equipment, net	7,053,000	6,577,000
Accrued interest receivable	1,867,000	1,994,000
Other real estate owned, net	320,000	1,308,000
Bank owned life insurance	13,804,000	13,708,000
Other assets	7,070,000	8,387,000
Total assets	$685,817,000	$693,551,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$141,406,000	$136,721,000
Interest-bearing	424,916,000	419,755,000
Total deposits	566,322,000	556,476,000

Federal Home Loan Bank of New York advances	50,000,000	66,700,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	306,000	308,000
Accrued expenses and other liabilities	1,860,000	3,881,000
Total liabilities	625,705,000	634,582,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2015 and December 31, 2014.
Liquidation preference of $15,000,000	14,986,000	14,984,000
Common stock, no par value; 10,000,000 shares authorized;
6,084,874 and 6,034,933 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	41,397,000	41,125,000
Retained earnings	4,193,000	3,817,000
Accumulated other comprehensive loss, net	(464,000)	(957,000)
Total shareholders' equity	60,112,000	58,969,000

Total liabilities and shareholders' equity	$685,817,000	$693,551,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans	$5,446,000	$5,160,000
Securities held to maturity
Taxable	213,000	65,000
Non-taxable	130,000	174,000
Securities
Taxable	362,000	706,000
Non-taxable	6,000	6,000
FHLB dividends	30,000	26,000
Other interest-earning assets	7,000	8,000
Total interest income	6,194,000	6,145,000

Interest expense:
Deposits	452,000	476,000
Borrowed money	341,000	363,000
Total interest expense	793,000	839,000

Net interest income before provision for loan losses	5,401,000	5,306,000
Provision for loan losses	(100,000)	—
Net interest income after provision for loan losses	5,501,000	5,306,000

Noninterest income:
Fees and service charges	479,000	421,000
Bank owned life insurance	96,000	96,000
Gain on calls and sales of securities	152,000	—
Gain on sales of mortgage loans	10,000	12,000
Loss on sale of loans	—	(241,000)
Gain on sale of other real estate owned	53,000	—
Miscellaneous	128,000	111,000
Total noninterest income	918,000	399,000

Noninterest expenses:
Salaries and employee benefits	2,708,000	2,678,000
Occupancy, net	467,000	555,000
Equipment	156,000	188,000
Data processing	453,000	387,000
Advertising	212,000	130,000
FDIC insurance premium	113,000	211,000
Charitable contributions	70,000	45,000
Miscellaneous	870,000	900,000
Total noninterest expenses	5,049,000	5,094,000
Income before income tax expense	1,370,000	611,000
Income tax expense	453,000	105,000
Net income	917,000	506,000
Dividends on preferred stock	171,000	171,000
Net income available to common shareholders	$746,000	$335,000

Basic and diluted earnings per common share	$0.12	$0.06

Weighted average number of basic and diluted common shares outstanding	6,045,683	5,956,887

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$917,000	$506,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains on securities
available for sale arising during the period	463,000	1,039,000
Reclassification adjustment for gains in net income	(91,000)	—
Accretion of unrealized loss on securities reclassified to
held to maturity	87,000	—
Change in fair value of interest rate swap	34,000	35,000

Total other comprehensive income	493,000	1,074,000

Total comprehensive income	$1,410,000	$1,580,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Three Months Ended March 31, 2015
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Loss, Net	Total

Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends paid on common stock	—	—	—	(121,000)	—	(121,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(171,000)	—	(171,000)
Common stock issued under dividend
reinvestment plan	—	2,970	15,000	—	—	15,000
Common stock issued under stock plans	—	3,059	14,000	—	—	14,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	32,000	—	(6,000)
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	2,000	—	—	(2,000)	—	—
Net income	—	—	—	917,000	—	917,000
Other comprehensive income	—	—	—	—	493,000	493,000

Balance -- March 31, 2015	$14,986,000	6,084,874	$41,397,000	$4,193,000	$(464,000)	$60,112,000

	Three Months Ended March 31, 2014
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Loss, Net	Total

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends paid on common stock	—	—	—	(59,000)	—	(59,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(171,000)	—	(171,000)
Common stock issued under dividend
reinvestment plan	—	1,638	8,000	—	—	8,000
Common stock issued under stock plans	—	3,791	17,000	—	—	17,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	7,000	—	7,000
Amortization of issuance costs	3,000	—	—	(3,000)	—	—
Net income	—	—	—	506,000	—	506,000
Other comprehensive income	—	—	—	—	1,074,000	1,074,000

Balance -- March 31, 2014	$14,977,000	5,998,857	$40,963,000	$1,936,000	$(2,716,000)	$55,160,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$917,000	$506,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	81,000	118,000
Amortization of premiums and accretion of discounts, net	180,000	234,000
Amortization of restricted stock	(6,000)	7,000
Accretion (amortization) of deferred loan fees	10,000	(4,000)
Provision for loan losses	(100,000)	—
Originations of mortgage loans held for sale	(1,328,000)	(875,000)
Proceeds from sale of mortgage loans	540,000	701,000
Proceeds from sale of loans	—	2,559,000
Gain on sales of mortgage loans	(10,000)	(12,000)
Loss on sale of loans	—	241,000
Gain on sales and calls of securities	(152,000)	—
Gain on sale of other real estate owned	(53,000)	—
Deferred income tax benefit	(873,000)	(48,000)
Decrease in accrued interest receivable	127,000	157,000
Decrease in accrued interest payable	(2,000)	(81,000)
Earnings on bank owned life insurance	(96,000)	(96,000)
Decrease in other assets	906,000	489,000
Decrease in other liabilities	(982,000)	(296,000)
Net cash provided by (used in) operating activities	(841,000)	3,600,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(27,000)	(6,228,000)
Proceeds from maturities and principal repayments on securities available-for-sale	3,163,000	4,432,000
Proceeds from sales and calls on securities available-for-sale	27,845,000	—
Purchase of securities held to maturity	(7,149,000)	—
Proceeds from maturities and principal repayments on securities held to maturity	3,429,000	1,259,000
Proceeds from calls on securities held to maturity	3,100,000	—
Sale of FHLB-NY stock	751,000	—
Net (increase) decrease in loans	(12,691,000)	9,118,000
Proceeds from sale of other real estate owned	1,041,000	—
Additions to premises and equipment	(557,000)	(330,000)
Net cash provided by investing activities	18,905,000	8,251,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,685,000	4,122,000
Net increase (decrease) in interest-bearing deposits	5,161,000	(6,297,000)
Net increase in securities sold under agreements to repurchase	—	301,000
Net decrease in short term borrowings	(16,700,000)	—
Cash dividends paid on common stock	(121,000)	(59,000)
Cash dividends paid on preferred stock	(171,000)	(171,000)
Payment of discount on dividend reinvestment plan	(1,000)	(1,000)
Issuance of common stock	29,000	25,000
Tax benefit from restricted stock vesting	3,000	25,000
Net cash used in financing activities	(7,115,000)	(2,055,000)

Net increase in cash and cash equivalents	10,949,000	9,796,000
Cash and cash equivalents - beginning	10,086,000	17,405,000
Cash and cash equivalents - ending	$21,035,000	$27,201,000

5

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$795,000	$920,000
Cash paid during the period for income taxes	$30,000	$—
Transfers from loans to other real estate owned	$—	$1,364,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 27, 2015 (the “2014 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire year.

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

Material estimates

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and deferred income taxes. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

Adoption of New Accounting Standards

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” This ASU applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for fiscal years, including interim periods, beginning after December 15, 2014. The adoption of the amendments in this standard did not expected to have a material impact on the Corporation’s consolidated financial statements.

Index

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$24,871,000	$99,000	$260,000	$24,710,000
Obligations of state and political
subdivisions	1,418,000	4,000	5,000	1,417,000
Mortgage-backed securities - residential	51,734,000	471,000	329,000	51,876,000
Asset-backed securities (a)	9,874,000	60,000	14,000	9,920,000
Corporate debt	2,999,000	10,000	7,000	3,002,000

Total debt securities	90,896,000	644,000	615,000	90,925,000
Other equity investments	3,692,000	—	64,000	3,628,000
	$94,588,000	$644,000	$679,000	$94,553,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$30,701,000	$94,000	$521,000	$30,274,000
Obligations of state and political
subdivisions	1,420,000	2,000	22,000	1,400,000
Mortgage-backed securities - residential	76,894,000	521,000	672,000	76,743,000
Asset-backed securities (a)	9,874,000	57,000	16,000	9,915,000
Corporate debt	2,998,000	6,000	7,000	2,997,000

Total debt securities	121,887,000	680,000	1,238,000	121,329,000
Other equity investments	3,664,000	—	75,000	3,589,000
	$125,551,000	$680,000	$1,313,000	$124,918,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2015 were $27,845,000. There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2014. There were gross gains totaling $213,000 and gross losses totaling $61,000 realized on sales or calls during the three months ended March 31, 2015. There were no gross gains and no gross losses realized on sales or calls during the three months ended March 31, 2014.

Index

The following is a summary of the held to maturity securities and related unrecognized gains and losses:

	March 31, 2015
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$998,000	$2,000	$—	$1,000,000
U.S. government-sponsored agencies	12,460,000	231,000	1,000	12,690,000
Obligations of state and political
subdivisions	12,727,000	488,000	—	13,215,000
Mortgage-backed securities - residential	29,626,000	693,000	34,000	30,285,000
	$55,811,000	$1,414,000	$35,000	$57,190,000

	December 31, 2014
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$11,962,000	$177,000	$—	$12,139,000
Obligations of state and political
subdivisions	15,636,000	514,000	—	16,150,000
Mortgage-backed securities - residential	27,499,000	511,000	66,000	27,944,000
	$55,097,000	$1,202,000	$66,000	$56,233,000

Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2015 were $3,100,000. There were no cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2014. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2015 or 2014.

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

	March 31, 2015
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$499,000	$501,000
After one year, but within five years	10,684,000	10,657,000
After five years, but within ten years	10,500,000	10,577,000
After ten years	7,605,000	7,394,000
Mortgage-backed securities - residential	51,734,000	51,876,000
Asset-backed securities	9,874,000	9,920,000
Total	$90,896,000	$90,925,000

Held to maturity
Within one year	$1,412,000	$1,433,000
After one year, but within five years	12,270,000	12,631,000
After five years, but within ten years	11,564,000	11,863,000
After ten years	939,000	978,000
Mortgage-backed securities - residential	29,626,000	30,285,000
Total	$55,811,000	$57,190,000

Index

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2015 and December 31, 2014, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2015 and December 31, 2014.

Available-for-Sale
March 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$3,763,000	$(14,000)	$10,860,000	$(246,000)	$14,623,000	$(260,000)
Obligations of state and
political subdivisions	1,007,000	(5,000)	—	—	1,007,000	(5,000)
Mortgage-backed
securities - residential	5,422,000	(28,000)	19,463,000	(301,000)	24,885,000	(329,000)
Asset-backed securities	3,021,000	(14,000)	—	—	3,021,000	(14,000)
Corporate debt	—	—	1,493,000	(7,000)	1,493,000	(7,000)
Other equity investments	—	—	3,568,000	(64,000)	3,568,000	(64,000)
Total temporarily
impaired securities	$13,213,000	$(61,000)	$35,384,000	$(618,000)	$48,597,000	$(679,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$23,750,000	$(521,000)	$23,750,000	$(521,000)
Obligations of state and
political subdivisions	—	—	992,000	(22,000)	992,000	(22,000)
Mortgage-backed
securities - residential	5,985,000	(22,000)	30,445,000	(650,000)	36,430,000	(672,000)
Asset-backed securities	3,022,000	(16,000)	—	—	3,022,000	(16,000)
Corporate debt	—	—	1,494,000	(7,000)	1,494,000	(7,000)
Other equity investments	—	—	3,529,000	(75,000)	3,529,000	(75,000)
Total temporarily
impaired securities	$9,007,000	$(38,000)	$60,210,000	$(1,275,000)	$69,217,000	$(1,313,000)

Held to Maturity
March 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$997,000	$(1,000)	$—	$—	$997,000	$(1,000)
Mortgage-backed
securities - residential	6,158,000	(34,000)	—	—	6,158,000	(34,000)
Total temporarily
impaired securities	$7,155,000	$(35,000)	$—	$—	$7,155,000	$(35,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed
securities - residential	8,788,000	(66,000)	—	—	8,788,000	(66,000)
Total temporarily
impaired securities	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)

Index

Other-Than-Temporary-Impairment

At March 31, 2015, there were eight U.S. government-sponsored agency securities, eighteen mortgage-backed securities, two corporate debt securities, and one other equity investments security in a continuous loss position for 12 months or longer. Management has assessed the securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Nonperforming Loans

At March 31, 2015 and December 31, 2014, respectively, the loan portfolio consisted of the following:

	March 31,	December 31,
	2015	2014

Commercial:
Secured by real estate	$48,596,000	$46,545,000
Other	27,408,000	29,307,000
Commercial real estate	294,245,000	286,063,000
Commercial construction	4,215,000	4,215,000
Residential real estate	81,266,000	77,836,000
Consumer:
Secured by real estate	27,873,000	27,319,000
Other	696,000	939,000
Small Business Administration - guaranteed portion	5,695,000	5,000,000
Other	93,000	96,000
Total gross loans	490,087,000	477,320,000

Less: Deferred loan fees, net of costs	7,000	19,000
Allowance for loan losses	9,600,000	9,602,000
	9,607,000	9,621,000

Loans, net	$480,480,000	$467,699,000

The Corporation has purchased the guaranteed portion of several Small Business Administration (SBA) loans. Due to the guarantee of the principal amount of these SBA loans, no allowance for loan losses is established for these SBA loans.

At March 31, 2015 and December 31, 2014, loan participations sold by the Corporation to other lending institutions totaled approximately $12,781,000 and $12,947,000, respectively. These amounts are not included in the totals presented above.

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,704,000	$162,000	$(271,000)	$108,000	$3,703,000
Commercial real estate	5,017,000	72,000	—	27,000	5,116,000
Commercial construction	150,000	(277,000)	—	233,000	106,000
Residential real estate	142,000	4,000	—	—	146,000
Consumer	189,000	(39,000)	—	1,000	151,000
Other loans	2,000	(2,000)	—	—	—
Unallocated	398,000	(20,000)	—	—	378,000
Total	$9,602,000	$(100,000)	$(271,000)	$369,000	$9,600,000

	For the three months ended March 31, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,373,000	$(156,000)	$(181,000)	$90,000	$3,126,000
Commercial real estate	5,665,000	(231,000)	(24,000)	3,000	5,413,000
Commercial construction	117,000	18,000	—	—	135,000
Residential real estate	460,000	21,000	(8,000)	—	473,000
Consumer	288,000	(32,000)	(3,000)	—	253,000
Other loans	3,000	(2,000)	—	—	1,000
Unallocated	9,000	382,000	—	—	391,000
Total	$9,915,000	$—	$(216,000)	$93,000	$9,792,000

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Commercial	Commercial	Residential			Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	SBA	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$166,000	$677,000	$—	$—	$—	$—	$—	$—	$843,000

Collectively
evaluated for
impairment	3,537,000	4,439,000	106,000	146,000	151,000	—	—	378,000	8,757,000
Total ending
allowance
balance	$3,703,000	$5,116,000	$106,000	$146,000	$151,000	$—	$—	$378,000	$9,600,000

Loans:
Loans
individually
evaluated for
impairment	$5,011,000	$8,490,000	$275,000	$93,000	$322,000	$—	$—	$—	$14,191,000

Loans
collectively
evaluated for
impairment	70,993,000	285,755,000	3,940,000	81,173,000	28,247,000	5,695,000	93,000	—	475,896,000
Total ending
loan balance	$76,004,000	$294,245,000	$4,215,000	$81,266,000	$28,569,000	$5,695,000	$93,000	$—	$490,087,000

Index

	December 31, 2014
		Commercial	Commercial	Residential			Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	SBA	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$223,000	$697,000	$—	$—	$—	$—	$—	$—	$920,000

Collectively
evaluated for
impairment	3,481,000	4,320,000	150,000	142,000	189,000	—	2,000	398,000	8,682,000
Total ending
allowance
balance	$3,704,000	$5,017,000	$150,000	$142,000	$189,000	$—	$2,000	$398,000	$9,602,000

Loans:
Loans
individually
evaluated for
impairment	$6,042,000	$8,913,000	$288,000	$96,000	$326,000	$—	$—	$—	$15,665,000

Loans
collectively
evaluated for
impairment	69,810,000	277,150,000	3,927,000	77,740,000	27,932,000	5,000,000	96,000	—	461,655,000
Total ending
loan balance	$75,852,000	$286,063,000	$4,215,000	$77,836,000	$28,258,000	$5,000,000	$96,000	$—	$477,320,000

Index

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31,	December 31,
	2015	2014

Commercial:
Secured by real estate	$1,604,000	$1,923,000
Commercial real estate	778,000	1,284,000
Residential real estate	93,000	96,000
Consumer:
Secured by real estate	323,000	325,000

Total nonaccrual loans	$2,798,000	$3,628,000

At March 31, 2015 and December 31, 2014, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the three months ended March 31, 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$4,801,000	$4,062,000		$4,450,000	$45,000
Other	63,000	55,000		57,000	1,000
Commercial real estate	4,186,000	2,872,000		3,075,000	29,000
Commercial construction	627,000	275,000		281,000	8,000
Residential real estate	131,000	93,000		94,000	—
Consumer:
Secured by real estate	331,000	322,000		324,000	—

With an allowance recorded:
Commercial:
Secured by real estate	381,000	381,000	$160,000	409,000	5,000
Other	516,000	513,000	6,000	612,000	11,000
Commercial real estate	5,628,000	5,618,000	677,000	5,626,000	57,000

	$16,664,000	$14,191,000	$843,000	$14,928,000	$156,000

During the three months ended March 31, 2015, no interest income was recognized on a cash basis.

Index

	At and for the year ended December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$5,997,000	$4,838,000		$5,443,000	$225,000
Other	66,000	58,000		65,000	3,000
Commercial real estate	4,609,000	3,279,000		6,755,000	155,000
Commercial construction	652,000	288,000		517,000	71,000
Residential real estate	132,000	96,000		526,000	—
Consumer:
Secured by real estate	333,000	326,000		506,000	—

With an allowance recorded:
Commercial:
Secured by real estate	458,000	436,000	$213,000	437,000	16,000
Other	713,000	710,000	10,000	750,000	44,000
Commercial real estate	5,643,000	5,634,000	697,000	3,922,000	233,000
Commercial construction	—	—	—	420,000	—
	$18,603,000	$15,665,000	$920,000	$19,341,000	$747,000

During the year ended December 31, 2014, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2015
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$541,000	$—	$1,292,000	$1,833,000	$46,763,000	$48,596,000
Other	—	—	—	—	27,408,000	27,408,000
Commercial real estate	—	—	623,000	623,000	293,622,000	294,245,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real estate	—	—	—	—	81,266,000	81,266,000
Consumer:
Secured by real estate	150,000	—	299,000	449,000	27,424,000	27,873,000
Other	2,000	—	—	2,000	694,000	696,000
SBA	—	—	—	—	5,695,000	5,695,000
Other	—	—	—	—	93,000	93,000
Total	$693,000	$—	$2,214,000	$2,907,000	$487,180,000	$490,087,000

Index

	December 31, 2014
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$546,000	$—	$1,508,000	$2,054,000	$44,491,000	$46,545,000
Other	225,000	—	—	225,000	29,082,000	29,307,000
Commercial real estate	—	330,000	836,000	1,166,000	284,897,000	286,063,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real estate	—	—	—	—	77,836,000	77,836,000
Consumer:
Secured by real estate	—	—	249,000	249,000	27,070,000	27,319,000
Other	—	—	—	—	939,000	939,000
SBA	—	—	—	—	5,000,000	5,000,000
Other	—	—	—	—	96,000	96,000
Total	$771,000	$330,000	$2,593,000	$3,694,000	$473,626,000	$477,320,000

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty necessitating a restructuring, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy. A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms.

At March 31, 2015 and December 31, 2014, the Corporation had $11.8 million and $12.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $11.4 million and $12.0 million were performing in accordance with their new terms at March 31, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $843,000 and $868,000 have been allocated for the troubled debt restructurings at March 31, 2015 and December 31, 2014, respectively. There were no additional funds committed to these borrowers as of March 31, 2015 or December 31, 2014.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

There were no new loans classified as a trouble debt restructuring during the three months ended March 31, 2015 or March 31, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$44,517,000	$2,475,000	$1,604,000	$—	$—	$48,596,000
Other	26,311,000	347,000	750,000	—	—	27,408,000
Commercial real estate	283,368,000	5,661,000	5,216,000	—	—	294,245,000
Commercial construction	2,705,000	1,510,000	—	—	—	4,215,000
Total	$356,901,000	$9,993,000	$7,570,000	$—	$—	$374,464,000

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,091,000	$3,531,000	$1,923,000	$—	$—	$46,545,000
Other	27,903,000	616,000	788,000	—	—	29,307,000
Commercial real estate	274,788,000	5,521,000	5,754,000	—	—	286,063,000
Commercial construction	2,709,000	1,506,000	—	—	—	4,215,000
Total	$346,491,000	$11,174,000	$8,465,000	$—	$—	$366,130,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$81,173,000	$93,000	$81,266,000
Consumer:
Secured by real estate	26,169,000	1,704,000	27,873,000
Other	688,000	8,000	696,000
Total	$108,030,000	$1,805,000	$109,835,000

Index

	December 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,740,000	$96,000	$77,836,000
Consumer:
Secured by real estate	25,867,000	1,452,000	27,319,000
Other	930,000	9,000	939,000
Total	$104,537,000	$1,557,000	$106,094,000

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
	At March 31, 2015
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$24,710,000	$—	$24,710,000	$—
Obligations of state and
political subdivisions	1,417,000	—	1,417,000	—
Mortgage-backed
securities - residential	51,876,000	—	51,876,000	—
Asset-backed securities	9,920,000	—	9,920,000	—
Corporate debt	3,002,000	—	3,002,000	—
Other equity investments	3,628,000	3,568,000	60,000	—
Total available for
sale securities	$94,553,000	$3,568,000	$90,985,000	$—

Liabilities:
Interest rate swap	$257,000	$—	$257,000	$—

	At December 31, 2014
Assets:
Available for sale securities
U.S. government -
sponsored agencies	$30,274,000	$—	$30,274,000	$—
Obligations of state and
political subdivisions	1,400,000	—	1,400,000	—
Mortgage-backed
securities - residential	76,743,000	—	76,743,000	—
Asset-backed securities	9,915,000	—	9,915,000	—
Corporate debt	2,997,000	—	2,997,000	—
Other equity investments	3,589,000	3,529,000	60,000	—
Total available for
sale securities	$124,918,000	$3,529,000	$121,389,000	$—

Liabilities:
Interest rate swap	$314,000	$—	$314,000	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2015 or during the year ended December 31, 2014. There were no changes to the valuation techniques for fair value measurements as of March 31, 2015 and December 31, 2014.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2015. At March 31, 2014, assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,348,000	$—	$—	$1,348,000
Commercial real estate	205,000	—	—	205,000
Consumer
Secured by real estate	49,000	—	—	49,000
Other Real Estate Owned	1,117,000	—	—	1,117,000
	$2,719,000	$—	$—	$2,719,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $1,690,000, with a valuation allowance of $88,000, resulting in an increase of the provision for loan losses of $155,000 for the year ended December 31, 2014.

At December 31, 2014, other real estate owned had a recorded investment of $1,375,000 with a $67,000 valuation allowance. No additional valuation allowances were recorded during the three months ended March 31, 2015 or March 31, 2014.

For the Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2014
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$1,602,000	Comparable real estate sales	Adjustments for differences	5% - 25%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$1,117,000	Comparable real estate sales	Adjustments for differences	0% - 62%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2015

Financial assets:
Cash and cash equivalents	$21,035,000	$21,035,000	$—	$—
Securities available for sale	94,553,000	3,568,000	90,985,000	—
Securities held to maturity	55,811,000	—	57,190,000	—
FHLB-NY stock	3,026,000	N/A	N/A	N/A
Mortgage loans held for sale	798,000	—	—	798,000
Loans, net	480,480,000	—	—	491,123,000
Accrued interest receivable	1,867,000	1,000	459,000	1,407,000

Financial liabilities:
Deposits	566,322,000	430,508,000	136,282,000	—
FHLB-NY advances	50,000,000	—	50,523,000	—
Subordinated debentures	7,217,000	—	—	7,204,000
Accrued interest payable	306,000	1,000	287,000	18,000
Interest rate swap	257,000	—	257,000	—

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2014

Financial assets:
Cash and cash equivalents	$10,086,000	$10,086,000	$—	$—
Securities available for sale	124,918,000	3,345,000	165,066,000	—
Securities held to maturity	55,097,000	—	27,221,000	—
FHLB-NY stock	3,777,000	N/A	N/A	N/A
Loans, net	467,699,000	—	—	478,451,000
Accrued interest receivable	1,994,000	—	646,000	1,348,000

Financial liabilities:
Deposits	556,476,000	424,117,000	132,513,000	—
FHLB-NY advances	66,700,000	—	67,087,000	—
Subordinated debentures	7,217,000	—	—	7,203,000
Accrued interest payable	308,000	1,000	288,000	19,000
Interest rate swap	314,000	—	314,000	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents – The carrying amount approximates fair value and is classified as Level 1.

Securities available-for-sale and held to maturity – The methods for determining fair values were described previously.

Mortgage loans held for sale – Loans in this category have been committed for sale to third party investors at the current carrying amount resulting in a Level 3 classification.

Index

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

FHLB-NY stock - It is not practicable to determine the fair value of FHLB-NY stock due to restrictions placed on the transferability of the stock.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At March 31, 2015 and December 31, 2014 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2015 and December 31, 2014 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at March 31, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended
	March 31,
	2015	2014

Net income	$917,000	$506,000
Dividends on preferred stock	171,000	171,000
Net income available to common stockholders	$746,000	$335,000

Weighted average common shares outstanding - basic	6,045,683	5,956,887
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,045,683	5,956,887

Basic earnings per common share	$0.12	$0.06

Diluted earnings per common share	$0.12	$0.06

There were no stock options to purchase shares of common stock for the three months ended March 31, 2015 or March 31, 2014.

Note 6. Preferred Stock

In connection with the Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion, on September 1, 2011 (the “Series B Preferred Issue Date”), pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury, the Treasury purchased 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash.

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

Note 7. Accumulated Other Comprehensive Income

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three Months Ended
	March 31, 2015			March 31, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$1,370,000	$(453,000)	$917,000	$611,000	$(105,000)	$506,000

Other comprehensive income (loss):
Change in unrealized holding
gains (losses) on securities
available-for-sale	751,000	(288,000)	463,000	1,698,000	(659,000)	1,039,000
Reclassification adjustment for
gains in net income	(152,000)	61,000	(91,000)	—	—	—
Accretion of unrealized loss on
securities reclassified to held
to maturity	139,000	(52,000)	87,000	—	—	—
Change in fair value of
interest rate swap	57,000	(23,000)	34,000	58,000	(23,000)	35,000

Total other comprehensive
income	795,000	(302,000)	493,000	1,756,000	(682,000)	1,074,000

Total comprehensive income	$2,165,000	$(755,000)	$1,410,000	$2,367,000	$(787,000)	$1,580,000

Index

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Components of Accumulated
	Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	available-for-sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income before
reclassifications	463,000	87,000	34,000	584,000
Amounts reclassified from other
comprehensive income	(91,000)	—	—	(91,000)
Other comprehensive income, net	372,000	87,000	34,000	493,000
Balance at March 31, 2015	$(20,000)	$(290,000)	$(154,000)	$(464,000)

	Three Months Ended March 31, 2014
	Components of Accumulated
	Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	available-for-sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income before
reclassifications	1,039,000	—	35,000	1,074,000
Other comprehensive income, net	1,039,000	—	35,000	1,074,000
Balance at March 31, 2014	$(2,416,000)	$—	$(300,000)	$(2,716,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2015 and 2014.

	Three Months Ended
Components of Accumulated Other	March 31,		Income Statement
Comprehensive Income (Loss)	2015	2014	Line Item

Unrealized gains on AFS securities before tax	$152,000	$—	Gains on securities transactions, net
Tax effect	(61,000)	—
Total net of tax	91,000	—

Total reclassifications, net of tax	$91,000	$—

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “expect,” “believe”, “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2014 included in the Corporation’s 2014 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets decreased slightly to $685.8 million at March 31, 2015 from $693.6 million at December 31, 2014. Cash and cash equivalents increased $10.9 million to $21.0 million at March 31, 2015 from $10.1 million at December 31, 2014, reflecting additional liquidity at quarter end. Securities available-for-sale decreased $30.4 million to $94.6 million while securities held to maturity increased $714,000 to $55.8 million. In order to manage the growth in assets while still assisting in the funding of the loan growth, during the three months ended March 31, 2015, the Corporation identified and sold approximately $27.8 million of available-for-sale securities with high price volatility. Net loans increased $12.8 million to $480.5 million at March 31, 2015 compared to $467.7 million at December 31, 2014. Loans held for sale totaled $798,000 at March 31, 2015 compared to no loans held for sale at December 31, 2014. Other real estate owned (OREO) decreased $1.0 million to $320,000 at March 31, 2015 compared to $1.3 million at December 31, 2014 reflecting the sale of several properties.

Index

Deposits totaled $566.3 million at March 31, 2015, an increase of $9.8 million from $556.5 million at December 31, 2014. The growth in deposits consisted of a $4.7 million increase in in noninterest-bearing accounts and a $5.2 million increase in interest-bearing accounts.

FHLB – NY advances were $50.0 million at March 31, 2015 compared to $66.7 million at December 31, 2014. The decrease in these borrowings was the result of maturities and the payoff of the borrowings due to the growth in deposits as well as a portion of funds provided from the above mentioned security sale.

Results of Operations

General

The Corporation reported net income of $917,000, or $0.12 diluted earnings per common share for the three months ended March 31, 2015, compared to net income of $506,000, or $0.06 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2015 was $5.5 million compared to $5.4 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended March 31, 2015 were 3.23% and 3.41%, respectively, compared to 3.26% and 3.44% for the three months ended March 31, 2014. The net interest rate spread and net yield on interest-earning assets for the current year period reflects a decline in loan interest rates and yields on securities as well as a slight decline in the interest rates on deposits and borrowings. The reduced yields on assets primarily reflect lower yields on loans and securities reflective of the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2015 and 2014 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended March 31,

	2015			2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$484,040	$5,456	4.57%	$430,923	$5,170	4.87%
Taxable investment securities (1)	143,064	605	1.72	175,039	797	1.85
Tax-exempt investment securities (1) (2)	15,340	204	5.39	21,423	270	5.13
Other interest-earning assets	9,043	7	0.31	9,945	8	0.33
Total interest-earning assets	651,487	6,272	3.90	637,330	6,245	3.97

Non-interest-earning assets:
Allowance for loan losses	(10,054)			(10,174)
Other assets	41,963			42,702
Total assets	$683,396			$669,858

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$208,472	$139	0.27%	$228,164	$161	0.29%
Savings deposits	77,604	20	0.10	79,182	21	0.11
Time deposits	134,242	293	0.89	132,357	294	0.90
Repurchase agreements	—	—	—	7,510	90	4.86
FHLB-NY borrowing	54,949	217	1.60	25,567	149	2.36
Subordinated debenture	7,217	124	6.97	7,217	124	6.97
Total interest-bearing liabilities	482,484	793	0.67	479,997	839	0.71
Non-interest-bearing liabilities:
Demand deposits	138,081			132,536
Other liabilities	3,138			2,521
Stockholders' equity	59,693			54,804
Total liabilities and stockholders' equity	$683,396			$669,858

Net interest income (taxable equivalent basis)		5,479			5,406
Tax equivalent adjustment		(78)			(100)
Net interest income		$5,401			$5,306

Net interest spread (taxable equivalent basis)			3.23%			3.26%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.41%			3.44%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2015, total interest income, on a tax equivalent basis, was $6.3 million compared to $6.2 million for the same prior year period. The slight increase was due to an increase in the average balance of interest-earning assets partially offset by a decrease in yields on interest-earning assets. Average interest-earning assets increased $14.2 million for the three months ended March 31, 2015 compared to the prior year period. The change in average interest-earning assets primarily reflects an increase from the comparable prior year period in average loans offset by a decrease in securities reflective of the sale of available-for-sale securities with high price volatility and use of those proceeds to fund loan growth. Average loans increased $53.1 million for the three months ended March 31, 2015 while average securities decreased $38.1 million when compared to the prior year averages. The average rate earned on interest-earning assets was 3.90% for the three months ended March 31, 2015, compared to an average rate of 3.97% for the three months ended March 31, 2014. The decline in the asset yield reflects the effect of a prolonged low interest rate environment.

Interest paid on deposits and borrowed money decreased $46,000 for the three months ended March 31, 2015, compared to the same period for 2014. The decline is due to general decreases in rates paid on deposits and borrowings partially offset by an increase in average interest-bearing liabilities. For the three months ended March 31, 2015, the total cost for interest-bearing liabilities declined to 0.67% representing a 4 basis point decline when compared to the same prior year period. The average balance of total interest-bearing deposits and borrowings increased $2.5 million for the three months ended March 31, 2015, from the comparable 2014 period.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the quarter ended March, 31, 2015, the Corporation decreased its unallocated reserve by $21,000. Management believes that the unallocated reserves at March 31, 2015 are appropriate and are expected to be impacted as the Corporation demonstrates a sustained level of performance in the loan portfolio.

For the three months ended March 31, 2015, the Corporation recorded a $100,000 negative loan loss provision compared to no provision for loan losses recorded for the three months ended March 31, 2014. The negative provision for loan losses reflects the improved credit quality of the portfolio, including the reduction in nonperforming loans. In addition, for the three months ended March 31, 2015 the Corporation recorded a net recovery of $98,000. Nonperforming loans of $2.8 million at March 31, 2015, or 0.57% of total gross loans, reflected a $830,000 decrease from $3.6 million of nonperforming loans, or 1.20% of total gross loans, at December 31, 2014.

The allowance for loan losses was $9.6 million, or 1.96% of total gross loans, as of March 31, 2015 compared to $9.6 million or 2.01% of total gross loans as of December 31, 2014. The allowance for loan losses related to the impaired loans decreased from $920,000 at December 31, 2014 to $843,000 at March 31, 2015. During the three months ended March 31, 2015, the Corporation charged off $271,000 of loan balances and recovered $369,000 in previously charged off loans compared to $216,000 and $93,000, respectively, during the same period in 2014.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of no provision will continue in the future.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Index

Noninterest income was $918,000 for the three months ended March 31, 2015, compared to $399,000 for the prior year period. Noninterest income for the three months ended March 31, 2015 includes a $152,000 of gains on calls and sales of securities. There were no gains on calls and sales of securities for the prior year three months ended March 31, 2014. Fees and service charges for the three months ended March 31, 2015 reflect a $58,000 increase over the prior year as a result of changes to the standard amounts assessed on deposit accounts. The three months ended March 31, 2015 includes $53,000 of gains on sales of other real estate owned compared to no gains in the comparable prior year period. The prior year three months ended March 31, 2014 includes a $241,000 loss from the sale of nonperforming loans.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2015 was $5.0 million, compared to $5.1 million in the comparable prior year period. Occupancy expense decreased $88,000 to $467,000 for the three months ended March 31, 2015, from $555,000 for the three months ended March 31, 2014, primarily due to the closing of a branch and a remote drive-up location. An increase in data processing expense is reflective of costs associated with the outsourcing and migration of the Corporation’s information technology environment/network, including disaster recovery/business continuity planning, to a third party hosted environment. An increase in advertising expense includes costs associated with television and radio marketing.

Income Tax Expense

Income tax expense totaled $453,000 for the three months ended March 31, 2015, for an effective tax rate of 33.1%. For the three months ended March 31, 2014, income tax expense totaled $105,000, equating to an effective tax rate of 17.2%. For 2014, tax expense reflects a lower overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income.

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

Index

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2015	2014	2014	2014
	(Dollars in thousands)

Nonaccrual loans (1)	$2,798	$3,628	$4,434	$4,875
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	2,798	3,628	4,434	4,875

Other real estate owned	320	1,308	2,090	1,225
Total nonperforming assets	$3,118	$4,936	$6,524	$6,100

Allowance for loan losses	$9,600	$9,602	$10,094	$9,825

Nonperforming loans to total gross loans	0.57%	0.76%	1.00%	1.13%
Nonperforming assets to total assets	0.45%	0.71%	0.97%	0.91%
Allowance for loan losses to total gross loans	1.96%	2.01%	2.28%	2.27%
Allowance for loan losses to
nonperforming loans	343.10%	264.66%	227.65%	201.54%

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

At March 31, 2015, the nonaccrual loans were comprised of 15 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the three months ended March 31, 2015, nonaccrual loans have decreased approximately 23% since December 31, 2014 to $2.8 million. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status. The ratio of allowance for loan losses to nonperforming loans increased to 343.10% at March 31, 2015 from 264.66% at December 31, 2014. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects the effect of the decrease in nonaccrual loans.

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

For loans not included in nonperforming loans, at March 31, 2015, the level of loans past due 30-89 days was $693,000 compared to $771,000 at December 31, 2014. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the three months ended March 31, 2015, a negative loan loss provision was recorded in the amount of $100,000 compared to no provision recorded for the three months ended March 31, 2014. The total allowance for loan losses of 1.96% of total loans was comparable to a ratio of 2.01% at December 31, 2014.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2015 a net recovery of $98,000 was recorded compared to a net charge-off of $123,000 for the three months ended March 31, 2014. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2015 and December 31, 2014, the Corporation had $11.8 million and $12.9 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $11.4 million and $12.0 million were performing in accordance with their new terms at March 31, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $843,000 and $868,000 have been allocated for the troubled debt restructurings at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Corporation had no additional committed funds to these borrowers.

As of March 31, 2015, there were $10.8 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”). The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories ,each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1 Capital”, consisting of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

In addition to the risk-based capital guidelines , the FRB had adopted a minimum Tier 1 Capital (leverage) ratio under which a bank holding company must maintain a minimum level of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. In July 2013, the FRB, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) which implement certain provisions of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act revising the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the Basel Rules establish a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio of 4.5%, raise the minimum Tier 1 Capital to risk-based assets requirement (the “Tier 1 Capital Ratio”), i.e. CET1 plus additional Tier 1 Capital, from 4% to 6% of risk-weighted assets and establish the total capital ratio (the “Total Capital Ratio”), i.e. Tier 1 Capital plus Tier 2 Capital at 8%. The Basel Rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets and defined tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 Capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Corporation on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Index

As of March 31, 2015, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Tier 1 Leverage ratio
Corporation	9.83%	5.00%	N/A
Bank	9.54%	5.00%	5.00%

Risk-based capital
Common Equity Tier 1
Corporation	8.93%	4.50%	N/A
Bank	12.80%	4.50%	6.50%
Tier 1
Corporation	13.20%	6.00%	N/A
Bank	12.80%	6.00%	8.00%
Total
Corporation	14.46%	8.00%	N/A
Bank	14.06%	8.00%	10.00%

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

Cash and cash equivalents increased $10.9 million during the first three months of 2015. Net investing activities provided $18.9 million while operating and financing activities used $841,000 and $7.1 million, respectively.

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

Index

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred Shares. On April 21, 2015, the Corporation announced that its Board of Directors had declared a $0.02 per share cash dividend payable on its common stock to shareholders of record as of May 1, 2015. The dividend is to be paid on May 15, 2015.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: May 13, 2015	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Claire M. Chadwick
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

