Form 10-Q
period 2015-06-30
STEWARDSHIP FINANCIAL CORP
filed 2015-08-06
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 5, 2015 was 6,090,678.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and due from banks	$19,438,000	$9,849,000
Other interest-earning assets	344,000	237,000
Cash and cash equivalents	19,782,000	10,086,000

Securities available for sale	90,850,000	124,918,000
Securities held to maturity; estimated fair value of $59,194,000 (at
June 30, 2015) and $56,233,000 (at December 31, 2014)	58,363,000	55,097,000
FHLB-NY stock, at cost	2,833,000	3,777,000
Mortgage loans held for sale	1,416,000	—
Loans, net of allowance for loan losses of $9,299,000 (at June 30, 2015)
and $9,602,000 (at December 31, 2014)	497,674,000	467,699,000
Premises and equipment, net	6,975,000	6,577,000
Accrued interest receivable	1,906,000	1,994,000
Other real estate owned, net	219,000	1,308,000
Bank owned life insurance	13,905,000	13,708,000
Other assets	7,268,000	8,387,000
Total assets	$701,191,000	$693,551,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$153,546,000	$136,721,000
Interest-bearing	432,453,000	419,755,000
Total deposits	585,999,000	556,476,000

Federal Home Loan Bank of New York advances	45,000,000	66,700,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	366,000	308,000
Accrued expenses and other liabilities	1,757,000	3,881,000
Total liabilities	640,339,000	634,582,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2015 and December 31, 2014.
Liquidation preference of $15,000,000	14,989,000	14,984,000
Common stock, no par value; 10,000,000 shares authorized;
6,088,699 and 6,034,933 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	41,418,000	41,125,000
Retained earnings	5,163,000	3,817,000
Accumulated other comprehensive loss, net	(718,000)	(957,000)
Total shareholders' equity	60,852,000	58,969,000

Total liabilities and shareholders' equity	$701,191,000	$693,551,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans	$5,623,000	$5,193,000	$11,069,000	$10,353,000
Securities held to maturity
Taxable	227,000	116,000	440,000	181,000
Non-taxable	119,000	173,000	249,000	347,000
Securities available for sale
Taxable	342,000	669,000	704,000	1,375,000
Non-taxable	6,000	6,000	12,000	12,000
FHLB dividends	33,000	23,000	63,000	49,000
Other interest-earning assets	10,000	6,000	17,000	14,000
Total interest income	6,360,000	6,186,000	12,554,000	12,331,000

Interest expense:
Deposits	506,000	443,000	958,000	919,000
Borrowed money	336,000	367,000	677,000	730,000
Total interest expense	842,000	810,000	1,635,000	1,649,000

Net interest income before provision for loan losses	5,518,000	5,376,000	10,919,000	10,682,000
Provision for loan losses	(600,000)	—	(700,000)	—
Net interest income after provision for loan losses	6,118,000	5,376,000	11,619,000	10,682,000

Noninterest income:
Fees and service charges	557,000	504,000	1,036,000	925,000
Bank owned life insurance	101,000	106,000	197,000	202,000
Gain on calls and sales of securities	—	—	152,000	—
Gain on sales of mortgage loans	55,000	2,000	65,000	14,000
Loss on sale of loans	—	—	—	(241,000)
Gain on sale of other real estate owned	—	54,000	53,000	54,000
Miscellaneous	169,000	141,000	297,000	252,000
Total noninterest income	882,000	807,000	1,800,000	1,206,000

Noninterest expenses:
Salaries and employee benefits	2,688,000	2,557,000	5,396,000	5,235,000
Occupancy, net	423,000	520,000	890,000	1,075,000
Equipment	165,000	175,000	321,000	363,000
Data processing	459,000	435,000	912,000	822,000
Advertising	258,000	211,000	470,000	341,000
FDIC insurance premium	117,000	133,000	230,000	344,000
Charitable contributions	70,000	45,000	140,000	90,000
Miscellaneous	925,000	1,030,000	1,795,000	1,930,000
Total noninterest expenses	5,105,000	5,106,000	10,154,000	10,200,000
Income before income tax expense	1,895,000	1,077,000	3,265,000	1,688,000
Income tax expense	673,000	351,000	1,126,000	456,000
Net income	1,222,000	726,000	2,139,000	1,232,000
Dividends on preferred stock	171,000	171,000	342,000	342,000
Net income available to common shareholders	$1,051,000	$555,000	$1,797,000	$890,000

Basic and diluted earnings per common share	$0.17	$0.09	$0.30	$0.15

Weighted average number of basic and diluted
common shares outstanding	6,086,474	5,999,897	6,066,191	5,978,511

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,222,000	$726,000	$2,139,000	$1,232,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on
securities available for sale	(325,000)	1,621,000	138,000	2,660,000
Reclassification adjustment for gains in net income	—	—	(91,000)	—
Loss on securities reclassifed from available for
sale to held to maturity	—	(457,000)	—	(457,000)
Accretion of loss on securities reclassified to
held to maturity	34,000	11,000	121,000	11,000
Change in fair value of interest rate swap	37,000	33,000	71,000	68,000

Total other comprehensive income (loss)	(254,000)	1,208,000	239,000	2,282,000

Total comprehensive income	$968,000	$1,934,000	$2,378,000	$3,514,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Six Months Ended June 30, 2015
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends paid on common stock	—	—	—	(242,000)	—	(242,000)
Payment of discount on dividend
reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(342,000)	—	(342,000)
Common stock issued under dividend
reinvestment plan	—	5,635	30,000	—	—	30,000
Common stock issued under stock plans	—	4,219	21,000	—	—	21,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	75,000	—	37,000
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	5,000	—	—	(5,000)	—	—
Net income	—	—	—	2,139,000	—	2,139,000
Other comprehensive income	—	—	—	—	239,000	239,000

Balance -- June 30, 2015	$14,989,000	6,088,699	$41,418,000	$5,163,000	$(718,000)	$60,852,000

	Six Months Ended June 30, 2014
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends paid on common stock	—	—	—	(119,000)	—	(119,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(342,000)	—	(342,000)
Common stock issued under dividend
reinvestment plan	—	3,299	15,000	—	—	15,000
Common stock issued under stock plans	—	26,067	121,000	—	—	121,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	28,000	—	28,000
Amortization of issuance costs	5,000	—	—	(5,000)	—	—
Net income	—	—	—	1,232,000	—	1,232,000
Other comprehensive income	—	—	—	—	2,282,000	2,282,000

Balance -- June 30, 2014	$14,979,000	6,022,794	$41,074,000	$2,450,000	$(1,508,000)	$56,995,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,139,000	$1,232,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	186,000	221,000
Amortization of premiums and accretion of discounts, net	338,000	478,000
Amortization of restricted stock	37,000	28,000
Accretion (amortization) of deferred loan fees	42,000	(4,000)
Provision for loan losses	(700,000)	—
Originations of mortgage loans held for sale	(5,653,000)	(1,137,000)
Proceeds from sale of mortgage loans	4,302,000	892,000
Proceeds from sale of loans	—	2,559,000
Gain on sales of mortgage loans	(65,000)	(14,000)
Loss on sale of loans	—	241,000
Gain on calls and sales of securities	(152,000)	—
Gain on sale of other real estate owned	(53,000)	(54,000)
Deferred income tax expense	210,000	31,000
Decrease in accrued interest receivable	88,000	47,000
Increase (decrease) in accrued interest payable	58,000	(69,000)
Earnings on bank owned life insurance	(197,000)	(202,000)
Decrease in other assets	801,000	719,000
Decrease in other liabilities	(2,053,000)	(154,000)
Net cash provided by (used in) operating activities	(672,000)	4,814,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(57,000)	(6,259,000)
Proceeds from maturities and principal repayments on securities available-for-sale	6,258,000	9,361,000
Proceeds from sales and calls on securities available-for-sale	27,845,000	—
Purchase of securities held to maturity	(13,182,000)	(6,258,000)
Proceeds from maturities and principal repayments on securities held to maturity	4,921,000	1,988,000
Proceeds from calls on securities held to maturity	5,100,000	—
Sale (purchase) of FHLB-NY stock	944,000	(296,000)
Net increase in loans	(29,317,000)	(511,000)
Proceeds from sale of other real estate owned	1,149,000	594,000
Additions to premises and equipment	(584,000)	(972,000)
Net cash provided by (used in) investing activities	3,077,000	(2,353,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	16,825,000	10,146,000
Net increase (decrease) in interest-bearing deposits	12,698,000	(21,357,000)
Net increase in securities sold under agreements to repurchase	—	301,000
Net increase (decrease) in short term borrowings	(21,700,000)	6,000,000
Cash dividends paid on common stock	(242,000)	(119,000)
Cash dividends paid on preferred stock	(342,000)	(342,000)
Payment of discount on dividend reinvestment plan	(2,000)	(1,000)
Issuance of common stock	51,000	136,000
Tax benefit from restricted stock vesting	3,000	—
Net cash provided by (used in) financing activities	7,291,000	(5,236,000)

Net increase (decrease) in cash and cash equivalents	9,696,000	(2,775,000)
Cash and cash equivalents - beginning	10,086,000	17,405,000
Cash and cash equivalents - ending	$19,782,000	$14,630,000

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,578,000	$1,718,000
Cash paid during the period for income taxes	1,024,000	58,000
Reclassification of securities available-for-sale to held to maturity	—	24,022,000
Transfers from loans to other real estate owned	—	1,364,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for fiscal years, including interim periods, beginning after December 15, 2014. The adoption of the amendments in this standard did not have a material impact on the Corporation’s consolidated financial statements.

Index

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in ASU 2015-03 are effective for fiscal years, including interim periods, beginning after December 15, 2015. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued. The adoption of the amendments in this standard are not expected to have a material impact on the Corporation’s consolidated financial statements.

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$24,540,000	$96,000	$327,000	$24,309,000
Obligations of state and political
subdivisions	1,415,000	2,000	24,000	1,393,000
Mortgage-backed securities - residential	48,859,000	320,000	506,000	48,673,000
Asset-backed securities (a)	9,874,000	30,000	40,000	9,864,000
Corporate debt	2,999,000	8,000	8,000	2,999,000

Total debt securities	87,687,000	456,000	905,000	87,238,000
Other equity investments	3,722,000	—	110,000	3,612,000
	$91,409,000	$456,000	$1,015,000	$90,850,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$30,701,000	$94,000	$521,000	$30,274,000
Obligations of state and political
subdivisions	1,420,000	2,000	22,000	1,400,000
Mortgage-backed securities - residential	76,894,000	521,000	672,000	76,743,000
Asset-backed securities (a)	9,874,000	57,000	16,000	9,915,000
Corporate debt	2,998,000	6,000	7,000	2,997,000

Total debt securities	121,887,000	680,000	1,238,000	121,329,000
Other equity investments	3,664,000	—	75,000	3,589,000
	$125,551,000	$680,000	$1,313,000	$124,918,000

(a) Collateralized by student loans

There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended June 30, 2015. Cash proceeds realized from sales and calls of securities available-for-sale for the six months ended June 30, 2015 were $27,845,000. There were no cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2014. While there were no gross gains and no gross losses realized on sales or calls during the three months ended June 30, 2015, gross gains and gross losses realized on sales and calls during the six months ended June 30, 2015 totaled $213,000 and $61,000, respectively. There were no gross gains and no gross losses realized on sales or calls during the three and six months ended June 30, 2014.

Index

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$998,000	$—	$8,000	$990,000
U.S. government-sponsored agencies	13,483,000	121,000	29,000	13,575,000
Obligations of state and political
subdivisions	12,589,000	391,000	—	12,980,000
Mortgage-backed securities - residential	31,293,000	424,000	68,000	31,649,000
	$58,363,000	$936,000	$105,000	$59,194,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored agencies	11,962,000	177,000	—	12,139,000
Obligations of state and political
subdivisions	15,636,000	514,000	—	16,150,000
Mortgage-backed securities - residential	27,499,000	511,000	66,000	27,944,000
	$55,097,000	$1,202,000	$66,000	$56,233,000

Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2015 were $2,000,000 and $5,100,000, respectively. There were no cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2014. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2015 or 2014.

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

	June 30, 2015
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$499,000	$500,000
After one year, but within five years	13,181,000	13,116,000
After five years, but within ten years	7,895,000	7,955,000
After ten years	7,379,000	7,130,000
Mortgage-backed securities - residential	48,859,000	48,673,000
Asset-backed securities	9,874,000	9,864,000
Total	$87,687,000	$87,238,000

Held to maturity
Within one year	$1,522,000	$1,537,000
After one year, but within five years	13,098,000	13,375,000
After five years, but within ten years	11,508,000	11,675,000
After ten years	942,000	958,000
Mortgage-backed securities - residential	31,293,000	31,649,000
Total	$58,363,000	$59,194,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2015 and December 31, 2014, and if the unrealized loss position was continuous for the twelve months prior to June 30, 2015 and December 31, 2014.

Index

Available-for-Sale
June 30, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$7,237,000	$(37,000)	$10,590,000	$(290,000)	$17,827,000	$(327,000)
Obligations of state and
political subdivisions	986,000	(24,000)	—	—	986,000	(24,000)
Mortgage-backed
securities - residential	5,607,000	(56,000)	19,410,000	(450,000)	25,017,000	(506,000)
Asset-backed securities	2,993,000	(40,000)	—	—	2,993,000	(40,000)
Corporate debt	—	—	1,492,000	(8,000)	1,492,000	(8,000)
Other equity investments	—	—	3,552,000	(110,000)	3,552,000	(110,000)
Total temporarily
impaired securities	$16,823,000	$(157,000)	$35,044,000	$(858,000)	$51,867,000	$(1,015,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$23,750,000	$(521,000)	$23,750,000	$(521,000)
Obligations of state and
political subdivisions	—	—	992,000	(22,000)	992,000	(22,000)
Mortgage-backed
securities - residential	5,985,000	(22,000)	30,445,000	(650,000)	36,430,000	(672,000)
Asset-backed securities	3,022,000	(16,000)	—	—	3,022,000	(16,000)
Corporate debt	—	—	1,494,000	(7,000)	1,494,000	(7,000)
Other equity investments	—	—	3,529,000	(75,000)	3,529,000	(75,000)
Total temporarily
impaired securities	$9,007,000	$(38,000)	$60,210,000	$(1,275,000)	$69,217,000	$(1,313,000)

Held to Maturity
June 30, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$990,000	$(8,000)	$—	$—	$990,000	$(8,000)
U.S. government-
sponsored agencies	5,956,000	(29,000)	—	—	5,956,000	(29,000)
Mortgage-backed
securities - residential	7,163,000	(41,000)	1,227,000	(27,000)	8,390,000	(68,000)
Total temporarily
impaired securities	$14,109,000	$(78,000)	$1,227,000	$(27,000)	$15,336,000	$(105,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	—	—	—	—	—	—
Mortgage-backed
securities - residential	8,788,000	(66,000)	—	—	8,788,000	(66,000)
Total temporarily
impaired securities	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)

Index

Other-Than-Temporary-Impairment

At June 30, 2015, there were available-for-sale investments comprising eight U.S. government-sponsored agency securities, nineteen mortgage-backed securities, two corporate debt securities, and an other equity investments security in a continuous loss position for twelve months or longer. There were held to maturity investments consisting of two mortgage-backed securities in a continuous loss position for twelve months or longer at June 30, 2015. Management has assessed the securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 and has determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At June 30, 2015 and December 31, 2014, respectively, the loan portfolio consisted of the following:

		June 30,	December 31,
		2015	2014

	Commercial:
	Secured by real estate	$43,503,000	$46,545,000
	Other	26,048,000	29,307,000
	Commercial real estate	316,346,000	286,063,000
	Commercial construction	2,652,000	4,215,000
	Residential real estate	82,486,000	77,836,000
	Consumer:
	Secured by real estate	28,432,000	27,319,000
	Other	649,000	939,000
	Government Guaranteed Loans - guaranteed portion	6,777,000	5,000,000
	Other	213,000	96,000
	Total gross loans	507,106,000	477,320,000

Less:	Deferred loan fees, net of costs	133,000	19,000
	Allowance for loan losses	9,299,000	9,602,000
		9,432,000	9,621,000

	Loans, net	$497,674,000	$467,699,000

The Corporation has purchased the guaranteed portion of several government guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these government guaranteed loans.

At June 30, 2015 and December 31, 2014, loan participations sold by the Corporation to other lending institutions totaled approximately $11,470,000 and $12,948,000, respectively. These amounts are not included in the totals presented above.

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended June 30, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,703,000	$(503,000)	$(1,000)	$118,000	$3,317,000
Commercial real estate	5,116,000	99,000	—	74,000	5,289,000
Commercial construction	106,000	(200,000)	—	108,000	14,000
Residential real estate	146,000	(6,000)	—	—	140,000
Consumer	151,000	(13,000)	—	1,000	139,000
Other loans	—	4,000	(1,000)	—	3,000
Unallocated	378,000	19,000	—	—	397,000
Total	$9,600,000	$(600,000)	$(2,000)	$301,000	$9,299,000

	For the six months ended June 30, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,704,000	$(341,000)	$(272,000)	$226,000	$3,317,000
Commercial real estate	5,017,000	171,000	—	101,000	5,289,000
Commercial construction	150,000	(477,000)	—	341,000	14,000
Residential real estate	142,000	(2,000)	—	—	140,000
Consumer	189,000	(52,000)	—	2,000	139,000
Other loans	2,000	2,000	(1,000)	—	3,000
Unallocated	398,000	(1,000)	—	—	397,000
Total	$9,602,000	$(700,000)	$(273,000)	$670,000	$9,299,000

	For the three months ended June 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,126,000	$(94,000)	$(2,000)	$38,000	$3,068,000
Commercial real estate	5,413,000	36,000	(63,000)	62,000	5,448,000
Commercial construction	135,000	(15,000)	—	—	120,000
Residential real estate	473,000	(21,000)	—	—	452,000
Consumer	253,000	8,000	(2,000)	—	259,000
Other loans	1,000	(1,000)	—	—	—
Unallocated	391,000	87,000	—	—	478,000
Total	$9,792,000	$—	$(67,000)	$100,000	$9,825,000

Index

	For the six months ended June 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,373,000	$(250,000)	$(183,000)	$128,000	$3,068,000
Commercial real estate	5,665,000	(195,000)	(87,000)	65,000	5,448,000
Commercial construction	117,000	3,000	—	—	120,000
Residential real estate	460,000	—	(8,000)	—	452,000
Consumer	288,000	(24,000)	(5,000)	—	259,000
Other loans	3,000	(3,000)	—	—	—
Unallocated	9,000	469,000	—	—	478,000
Total	$9,915,000	$—	$(283,000)	$193,000	$9,825,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$433,000	$665,000	$—	$—	$—	$—	$—	$—	$1,098,000

Collectively
evaluated for
impairment	2,884,000	4,624,000	14,000	140,000	139,000	—	3,000	397,000	8,201,000
Total ending
allowance
balance	$3,317,000	$5,289,000	$14,000	$140,000	$139,000	$—	$3,000	$397,000	$9,299,000

Loans:
Loans
individually
evaluated for
impairment	$4,672,000	$8,450,000	$262,000	$92,000	$200,000	$—	$—	$—	$13,676,000

Loans
collectively
evaluated for
impairment	64,879,000	307,896,000	2,390,000	82,394,000	28,881,000	6,777,000	213,000	—	493,430,000
Total ending
loan balance	$69,551,000	$316,346,000	$2,652,000	$82,486,000	$29,081,000	$6,777,000	$213,000	$—	$507,106,000

Index

	December 31, 2014
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$223,000	$697,000	$—	$—	$—	$—	$—	$—	$920,000

Collectively
evaluated for
impairment	3,481,000	4,320,000	150,000	142,000	189,000	—	2,000	398,000	8,682,000
Total ending
allowance
balance	$3,704,000	$5,017,000	$150,000	$142,000	$189,000	$—	$2,000	$398,000	$9,602,000

Loans:
Loans
individually
evaluated for
impairment	$6,042,000	$8,913,000	$288,000	$96,000	$326,000	$—	$—	$—	$15,665,000

Loans
collectively
evaluated for
impairment	69,810,000	277,150,000	3,927,000	77,740,000	27,932,000	5,000,000	96,000	—	461,655,000
Total ending
loan balance	$75,852,000	$286,063,000	$4,215,000	$77,836,000	$28,258,000	$5,000,000	$96,000	$—	$477,320,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	June 30,	December 31,
	2015	2014

Commercial:
Secured by real estate	$1,481,000	$1,923,000
Commercial real estate	766,000	1,284,000
Residential real estate	92,000	96,000
Consumer:
Secured by real estate	200,000	325,000

Total nonaccrual loans	$2,539,000	$3,628,000

At June 30, 2015 and December 31, 2014, there were no loans that were past due 90 days and still accruing.

Index

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the six months ended June 30, 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$4,087,000	$3,539,000		$4,146,000	$98,000
Other	61,000	53,000		55,000	1,000
Commercial real estate	4,174,000	2,848,000		3,000,000	60,000
Commercial construction	301,000	262,000		275,000	—
Residential real estate	130,000	92,000		94,000	—
Consumer:
Secured by real estate	200,000	200,000		283,000	—

With an allowance recorded:
Commercial:
Secured by real estate	812,000	591,000	$346,000	469,000	9,000
Other	492,000	489,000	87,000	571,000	18,000
Commercial real estate	5,612,000	5,602,000	665,000	5,618,000	95,000

	$15,869,000	$13,676,000	$1,098,000	$14,511,000	$281,000

During the six months ended June 30, 2015, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$5,997,000	$4,838,000		$5,443,000	$225,000
Other	66,000	58,000		65,000	3,000
Commercial real estate	4,609,000	3,279,000		6,755,000	155,000
Commercial construction	652,000	288,000		517,000	71,000
Residential real estate	132,000	96,000		526,000	—
Consumer:
Secured by real estate	333,000	326,000		506,000	—

With an allowance recorded:
Commercial:
Secured by real estate	458,000	436,000	$213,000	437,000	16,000
Other	713,000	710,000	10,000	750,000	44,000
Commercial real estate	5,643,000	5,634,000	697,000	3,922,000	233,000
Commercial construction	—	—	—	420,000	—

	$18,603,000	$15,665,000	$920,000	$19,341,000	$747,000

During the year ended December 31, 2014, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2015
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$430,000	$—	$1,177,000	$1,607,000	$41,896,000	$43,503,000
Other	85,000	—	—	85,000	25,963,000	26,048,000
Commercial real estate	—	—	615,000	615,000	315,731,000	316,346,000
Commercial construction	—	—	—	—	2,652,000	2,652,000
Residential real estate	—	—	92,000	92,000	82,394,000	82,486,000
Consumer:
Secured by real estate	149,000	—	200,000	349,000	28,083,000	28,432,000
Other	—	—	—	—	649,000	649,000
Government Guaranteed Loans	—	—	—	—	6,777,000	6,777,000
Other	—	—	—	—	213,000	213,000
Total	$664,000	$—	$2,084,000	$2,748,000	$504,358,000	$507,106,000

	December 31, 2014
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$546,000	$—	$1,508,000	$2,054,000	$44,491,000	$46,545,000
Other	225,000	—	—	225,000	29,082,000	29,307,000
Commercial real estate	—	330,000	836,000	1,166,000	284,897,000	286,063,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real estate	—	—	—	—	77,836,000	77,836,000
Consumer:
Secured by real estate	—	—	249,000	249,000	27,070,000	27,319,000
Other	—	—	—	—	939,000	939,000
Government Guaranteed Loans					5,000,000	5,000,000
Other	—	—	—	—	96,000	96,000
Total	$771,000	$330,000	$2,593,000	$3,694,000	$473,626,000	$477,320,000

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

At June 30, 2015 and December 31, 2014, the Corporation had $11.5 million and $12.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $11.1 million and $12.0 million were performing in accordance with their new terms at June 30, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $1,001,000 and $868,000 have been allocated for the troubled debt restructurings at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Corporation has committed $40,000 and $0, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

Index

There were no new loans classified as a troubled debt restructuring during the three and six months ended June 30, 2015 or June 30, 2014.

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$38,273,000	$3,749,000	$1,481,000	$—	$—	$43,503,000
Other	25,005,000	330,000	713,000	—	—	26,048,000
Commercial real estate	308,017,000	3,169,000	5,160,000	—	—	316,346,000
Commercial construction	2,652,000	—	—	—	—	2,652,000
Total	$373,947,000	$7,248,000	$7,354,000	$—	$—	$388,549,000

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,091,000	$3,531,000	$1,923,000	$—	$—	$46,545,000
Other	27,903,000	616,000	788,000	—	—	29,307,000
Commercial real estate	274,788,000	5,521,000	5,754,000	—	—	286,063,000
Commercial construction	2,709,000	1,506,000	—	—	—	4,215,000
Total	$346,491,000	$11,174,000	$8,465,000	$—	$—	$366,130,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$82,394,000	$92,000	$82,486,000
Consumer:
Secured by real estate	26,786,000	1,646,000	28,432,000
Other	641,000	8,000	649,000
Total	$109,821,000	$1,746,000	$111,567,000

	December 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,740,000	$96,000	$77,836,000
Consumer:
Secured by real estate	25,867,000	1,452,000	27,319,000
Other	930,000	9,000	939,000
Total	$104,537,000	$1,557,000	$106,094,000

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
	At June 30, 2015
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$24,309,000	$—	$24,309,000	$—
Obligations of state and
political subdivisions	1,393,000	—	1,393,000	—
Mortgage-backed
securities - residential	48,673,000	—	48,673,000	—
Asset-backed securities	9,864,000	—	9,864,000	—
Corporate debt	2,999,000	—	2,999,000	—
Other equity investments	3,612,000	3,552,000	60,000	—
Total available-for-
sale securities	$90,850,000	$3,552,000	$87,298,000	$—

Liabilities:
Interest rate swap	$194,000	$—	$194,000	$—

	At December 31, 2014
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$30,274,000	$—	$30,274,000	$—
Obligations of state and
political subdivisions	1,400,000	—	1,400,000	—
Mortgage-backed
securities - residential	76,743,000	—	76,743,000	—
Asset-backed securities	9,915,000	—	9,915,000	—
Corporate debt	2,997,000	—	2,997,000	—
Other equity investments	3,589,000	3,529,000	60,000	—
Total available-for-
sale securities	$124,918,000	$3,529,000	$121,389,000	$—

Liabilities:
Interest rate swap	$314,000	$—	$314,000	$—

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2015 or during the year ended December 31, 2014. There were no changes to the valuation techniques for fair value measurements as of June 30, 2015 and December 31, 2014.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2015. At December 31, 2014, assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015
Assets:
Other Real Estate Owned	219,000	—	—	219,000
	$219,000	$—	$—	$219,000

	At December 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,348,000	$—	$—	$1,348,000
Commercial real estate	205,000	—	—	205,000
Consumer
Secured by real estate	49,000	—	—	49,000
Other Real Estate Owned	1,117,000	—	—	1,117,000
	$2,719,000	$—	$—	$2,719,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $1,690,000, with a valuation allowance of $88,000, resulting in an increase of the provision for loan losses of $155,000 for the year ended December 31, 2014.

OREO had a recorded investment value of $279,000 with a $60,000 valuation allowance at June 30, 2015. At December 31, 2014, OREO had a recorded investment value of $1,375,000 with a $67,000 valuation allowance. Additional valuation allowances of $60,000 were recorded during the six months ended June 30, 2015. Additional valuation allowances of $78,000 were recorded during the six months ended June 30, 2014.

For the Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2015
Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Other real estate owned	$ 219,000	Comparable real estate sales	Adjustments for differences	0% - 21%
		and / or the income approach.	between comparable sales
and income data available.

			Estimated selling costs.	7%

December 31, 2014
Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$ 1,602,000	Comparable real estate sales	Adjustments for differences	5% - 25%
		and / or the income approach.	between comparable sales
and income data available.

			Estimated selling costs.	7%

Other real estate owned	$ 1,117,000	Comparable real estate sales	Adjustments for differences	0% - 62%
		and / or the income approach.	between comparable sales
and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At June 30, 2015

Financial assets:
Cash and cash equivalents	$19,782,000	$19,782,000	$—	$—
Securities available-for-sale	90,850,000	3,552,000	87,298,000	—
Securities held to maturity	58,363,000	—	59,194,000	—
FHLB-NY stock	2,833,000	N/A	N/A	N/A
Mortgage loans held for sale	1,416,000	—	—	1,416,000
Loans, net	497,674,000	—	—	503,190,000
Accrued interest receivable	1,906,000	—	532,000	1,374,000

Financial liabilities:
Deposits	585,999,000	442,435,000	144,076,000	—
FHLB-NY advances	45,000,000	—	45,435,000	—
Subordinated debentures	7,217,000	—	—	7,199,000
Accrued interest payable	366,000	1,000	347,000	18,000
Interest rate swap	194,000	—	194,000	—

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2014

Financial assets:
Cash and cash equivalents	$10,086,000	$10,086,000	$—	$—
Securities available-for-sale	124,918,000	3,529,000	121,389,000	—
Securities held to maturity	55,097,000	—	56,233,000	—
FHLB-NY stock	3,777,000	N/A	N/A	N/A
Loans, net	467,699,000	—	—	478,451,000
Accrued interest receivable	1,994,000	—	646,000	1,348,000

Financial liabilities:
Deposits	556,476,000	424,117,000	132,513,000	—
FHLB-NY advances	66,700,000	—	67,087,000	—
Subordinated debentures	7,217,000	—	—	7,203,000
Accrued interest payable	308,000	1,000	288,000	19,000
Interest rate swap	314,000	—	314,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At June 30, 2015 and December 31, 2014 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2015 and December 31, 2014 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at June 30, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,222,000	$726,000	$2,139,000	$1,232,000
Dividends on preferred stock	171,000	171,000	342,000	342,000
Net income available to common stockholders	$1,051,000	$555,000	$1,797,000	$890,000

Weighted average common shares outstanding - basic	6,086,474	5,999,897	6,066,191	5,978,511
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	6,086,474	5,999,897	6,066,191	5,978,511

Basic earnings per common share	$0.17	$0.09	$0.30	$0.15

Diluted earnings per common share	$0.17	$0.09	$0.30	$0.15

There were no stock options to purchase shares of common stock for the three and six months ended June 30, 2015.

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

In addition, the Series B Preferred Shares are non-voting except in limited circumstances and, in the event that the Corporation has not timely declared and paid dividends on the Series B Preferred Shares for six dividend periods or more, whether or not consecutive, and shares of Series B Preferred Shares with an aggregate liquidation preference of at least $25 million are still outstanding, the Treasury may designate two additional directors to be elected to the Corporation’s Board of Directors. Subject to the approval of the Bank’s federal banking regulator, the Federal Reserve Board, the Corporation may redeem the Series B Preferred Shares at any time at the Corporation’s option, at a redemption price equal to the liquidation preference per share plus the per share amount of any unpaid dividends for the then-current period through the date of the redemption. The Series B Preferred Shares are currently includable, and are expected to be includable in the future, in Tier 1 Capital for regulatory capital.

Index

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three Months Ended
	June 30, 2015			June 30, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$1,895,000	$(673,000)	$1,222,000	$1,077,000	$(351,000)	$726,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	(525,000)	200,000	(325,000)	2,645,000	(1,024,000)	1,621,000
Loss on securities reclassifed
from available-for-sale to
held to maturity	—	—	—	(742,000)	285,000	(457,000)
Accretion of loss on securities
reclassified to held to maturity	56,000	(22,000)	34,000	18,000	(7,000)	11,000
Change in fair value of
interest rate swap	62,000	(25,000)	37,000	56,000	(23,000)	33,000

Total other comprehensive
income (loss)	(407,000)	153,000	(254,000)	1,977,000	(769,000)	1,208,000

Total comprehensive income (loss)	$1,488,000	$(520,000)	$968,000	$3,054,000	$(1,120,000)	$1,934,000

	Six Months Ended
	June 30, 2015			June 30, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$3,265,000	$(1,126,000)	$2,139,000	$1,688,000	$(456,000)	$1,232,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	226,000	(88,000)	138,000	4,343,000	(1,683,000)	2,660,000
Reclassification adjustment
for gains in net income	(152,000)	61,000	(91,000)	—	—	—
Loss on securities reclassifed
from available-for-sale to
held to maturity	—	—	—	(742,000)	285,000	(457,000)
Accretion of loss on securities
reclassified to held to maturity	195,000	(74,000)	121,000	18,000	(7,000)	11,000
Change in fair value of
interest rate swap	119,000	(48,000)	71,000	114,000	(46,000)	68,000

Total other comprehensive
income (loss)	388,000	(149,000)	239,000	3,733,000	(1,451,000)	2,282,000

Total comprehensive income (loss)	$3,653,000	$(1,275,000)	$2,378,000	$5,421,000	$(1,907,000)	$3,514,000

Index

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014.

Index

	Three Months Ended June 30, 2015
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at March 31, 2015	$(20,000)	$(290,000)	$(154,000)	$(464,000)
Other comprehensive income (loss)
before reclassifications	(325,000)	34,000	37,000	(254,000)
Amounts reclassified from other
comprehensive income	—	—	—	—
Other comprehensive
income (loss), net	(325,000)	34,000	37,000	(254,000)
Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)

	Six Months Ended June 30, 2015
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income (loss)
before reclassifications	138,000	121,000	71,000	330,000
Amounts reclassified from other
comprehensive income	(91,000)	—	—	(91,000)
Other comprehensive
income (loss), net	47,000	121,000	71,000	239,000
Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)

Index

	Three Months Ended June 30, 2014
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at March 31, 2014	$(2,416,000)	$—	$(300,000)	$(2,716,000)
Other comprehensive income (loss)
before reclassifications	1,621,000	(446,000)	33,000	1,208,000
Other comprehensive
income (loss), net	1,621,000	(446,000)	33,000	1,208,000
Balance at June 30, 2014	$(795,000)	$(446,000)	$(267,000)	$(1,508,000)

	Six Months Ended June 30, 2014
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income (loss)
before reclassifications	2,660,000	(446,000)	68,000	2,282,000
Other comprehensive
income (loss), net	2,660,000	(446,000)	68,000	2,282,000
Balance at June 30, 2014	$(795,000)	$(446,000)	$(267,000)	$(1,508,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and six months ended June 30, 2015 and 2014.

	Three and
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

Financial Condition

Total assets increased $7.6 million to $701.2 million at June 30, 2015 from $693.6 million at December 31, 2014. Cash and cash equivalents increased $9.7 million to $19.8 million at June 30, 2015 from $10.1 million at December 31, 2014, reflecting some additional liquidity at quarter end. Securities available-for-sale decreased $34.1 million to $90.9 million while securities held to maturity increased $3.3 million to $58.4 million. In order to manage the growth in assets while still assisting in the funding of the loan growth, in early 2015, the Corporation identified and sold approximately $27.8 million of available-for-sale securities with high price volatility. Net loans increased $30.0 million to $497.7 million at June 30, 2015 compared to $467.7 million at December 31, 2014, reflecting improved loan demand. Loans held for sale totaled $1.4 million at June 30, 2015 compared to no loans held for sale at December 31, 2014. Other real estate owned (OREO) decreased $1.1 million to $219,000 at June 30, 2015 compared to $1.3 million at December 31, 2014 reflecting the sale of several properties.

Index

Deposits totaled $586.0 million at June 30, 2015, an increase of $29.5 million from $556.5 million at December 31, 2014. The growth in deposits consisted of a $16.8 million increase in noninterest-bearing accounts and a $12.7 million increase in interest-bearing accounts.

FHLB – NY advances were $45.0 million at June 30, 2015 compared to $66.7 million at December 31, 2014. The decrease in these borrowings was the result of maturities and the payoff of the borrowings made possible by the growth in deposits as well as by funds provided from the sale of securities reported above.

Results of Operations

General

The Corporation reported net income of $1.2 million, or $0.17 diluted earnings per common share for the three months ended June 30, 2015, compared to net income of $726,000, or $0.09 diluted earnings per common share for the comparable prior year period. For the six months ended June 30, 2015, the Corporation reported net income of $2.1 million, or $0.30 diluted earnings per common share compared to net income of $1.2 million, or $0.15 per diluted common share, for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2015 was $5.6 million and $11.1 million, respectively, compared to $5.5 million and $10.9 million recorded in the prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended June 30, 2015 were 3.21% and 3.40%, respectively, compared to 3.33% and 3.51% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the net interest rate spread and net yield on interest-earning assets were 3.23% and 3.40%, respectively, compared to 3.28% and 3.45% for the six months ended June 30, 2014. In general, the net interest rate spread and net yield on interest-earning assets for the current year periods reflect a decline in loan interest rates as well as a flat to slight decline in the interest rates on deposits and borrowings. The reduced loan yields primarily reflect the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and six months ended June 30, 2015 and 2014 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended June 30,

	2015			2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$494,951	$5,632	4.56%	$424,245	$5,204	4.97%
Taxable investment securities (1)	137,255	602	1.76	180,124	807	1.82
Tax-exempt investment securities (1) (2)	14,104	189	5.37	20,880	267	5.19
Other interest-earning assets	13,477	10	0.30	7,747	6	0.37
Total interest-earning assets	659,787	6,433	3.91	632,996	6,284	4.03

Non-interest-earning assets:
Allowance for loan losses	(9,730)			(9,846)
Other assets	41,963			43,492
Total assets	$692,020			$666,642

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$208,635	$144	0.27%	$217,825	$155	0.29%
Savings deposits	78,846	21	0.10	78,960	21	0.11
Time deposits	140,554	341	0.97	129,077	266	0.84
Repurchase agreements	—	—	—	7,601	91	4.86
FHLB-NY borrowing	46,440	211	1.82	25,891	151	2.35
Subordinated debenture	7,217	125	7.00	7,217	126	7.08
Total interest-bearing liabilities	481,692	842	0.70	466,571	810	0.70
Non-interest-bearing liabilities:
Demand deposits	147,683			141,758
Other liabilities	2,105			2,180
Stockholders' equity	60,540			56,133
Total liabilities and stockholders' equity	$692,020			$666,642

Net interest income (taxable equivalent basis)		5,591			5,474
Tax equivalent adjustment		(73)			(98)
Net interest income		$5,518			$5,376

Net interest spread (taxable equivalent basis)			3.21%			3.33%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.40%			3.51%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Six Months Ended June 30,

	2015			2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$489,526	$11,088	4.57%	$427,566	$10,374	4.89%
Taxable investment securities (1)	140,143	1,207	1.74	177,595	1,604	1.82
Tax-exempt investment securities (1) (2)	14,719	392	5.37	21,150	538	5.13
Other interest-earning assets	11,272	17	0.30	8,840	14	0.32
Total interest-earning assets	655,660	12,704	3.91	635,151	12,530	3.98

Non-interest-earning assets:
Allowance for loan losses	(9,891)			(10,009)
Other assets	41,963			43,099
Total assets	$687,732			$668,241

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$208,553	$282	0.27%	$222,966	$316	0.29%
Savings deposits	78,229	41	0.11	79,070	42	0.11
Time deposits	137,416	634	0.93	130,708	560	0.87
Repurchase agreements	—	—	—	7,556	182	4.86
FHLB-NY borrowing	50,671	428	1.70	25,730	299	2.34
Subordinated debenture	7,217	250	6.99	7,217	250	6.99
Total interest-bearing liabilities	482,086	1,635	0.68	473,247	1,649	0.70
Non-interest-bearing liabilities:
Demand deposits	142,908			137,172
Other liabilities	2,619			2,350
Stockholders' equity	60,119			55,472
Total liabilities and stockholders' equity	$687,732			$668,241

Net interest income (taxable equivalent basis)		11,069			10,881
Tax equivalent adjustment		(150)			(199)
Net interest income		$10,919			$10,682

Net interest spread (taxable equivalent basis)			3.23%			3.28%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.40%			3.45%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three and six months ended June 30, 2015, total interest income, on a tax equivalent basis, was $6.4 million and $12.7 million, respectively, compared to $6.3 million and $12.5 million for the same prior year periods. The slight increases were due to increases in the average balances of interest-earning assets partially offset by decreases in yields on interest-earning assets. Average interest-earning assets increased $26.8 million and $20.5 million for the three and six months ended June 30, 2015 compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans offset by a decrease in securities reflective of the sale of available-for-sale securities with high price volatility and use of those proceeds to fund loan growth. Average loans increased $70.7 million and $62.0 million for the three and six months ended June 30, 2015 while average securities decreased $49.6 million and $43.9 million when compared to the prior year averages. The average rate earned on interest-earning assets was 3.91% for both the three and six months ended June 30, 2015 compared to an average rate of 4.03% and 3.98% for the three and six months ended June 30, 2014. The decline in the asset yield reflects the effect of a prolonged low interest rate environment.

Interest paid on deposits and borrowed money increased $32,000 for the three months ended June 30, 2015 but still reflected a decrease of $14,000 for the six months ended June 30, 2015 when compared to the same periods for 2014. An increase in average interest-bearing liabilities contributed to the increase for the three months ended June 30, 2015. For the six months ended June 30, 2015, an increase in average interest-bearing liabilities was offset by a slight decrease in rates paid on deposits and borrowings. The average balance of total interest-bearing deposits and borrowings increased $15.1 million and $8.8 million for the three and six months ended June 30, 2015, respectively, from the comparable 2014 periods. For the three months ended June 30, 2015, average interest-bearing deposits increased $2.2 million compared to the three months ended June 30, 2014. For the six months ended June 30, 2015 average interest-bearing deposits decreased $8.5 million when compared to the same prior year period. For both the three months ended June 30, 2015 and 2014, the total cost for interest-bearing liabilities was 0.70%. The cost for deposits and borrowed money decreased 2 basis points from 0.70% for the six month period ended June 30, 2014 to 0.68% for the comparable period in 2015.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the six months ended June 30, 2015, the Corporation’s unallocated reserves were relatively unchanged. Management believes that the unallocated reserves at June 30, 2015 are appropriate and are expected to be impacted as the Corporation demonstrates a sustained level of performance in the loan portfolio.

For the three and six months ended June 30, 2015, the Corporation recorded a $600,000 and $700,000 negative loan loss provision, respectively, compared to no provision to loan losses for the three and six months ended June 30, 2014, respectively. The negative provision for loan losses reflects the improved credit quality of the portfolio, including the reduction in nonperforming loans. In addition, for the three and six months ended June 30, 2015, the Corporation recorded net recoveries of $299,000 and $397,000, respectively. Nonperforming loans of $2.5 million at June 30, 2015, or 0.50% of total gross loans, reflected a $1.1 million decrease from $3.6 million of nonperforming loans, or 1.20% of total gross loans, at December 31, 2014.

The allowance for loan losses was $9.3 million, or 1.83% of total gross loans, as of June 30, 2015 compared to $9.6 million, or 2.01% of total gross loans, as of December 31, 2014. The allowance for loan losses related to impaired loans increased from $920,000 at December 31, 2014 to $1,098,000 at June 30, 2015. During the six months ended June 30, 2015, the Corporation charged-off $273,000 of loan balances and recovered $670,000 in previously charged-off loans compared to $283,000 and $193,000, respectively, during the same period in 2014.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of no provision will continue in the future.

Index

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $882,000 and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to $807,000 and $1.2 million for the prior year periods. Noninterest income for the three and six months ended June 30, 2015 includes year over year increases of $53,000 and $111,000 in fees and service charges as a result of changes to the standard amounts assessed on deposit accounts. In addition, gains on sales of mortgage loans reflected increases of $53,000 and $51,000 for the three and six months ended June 30, 2015, respectively, as the Corporation returns to selling the majority of mortgage originations due to current market conditions and commercial loan demand. The prior year three months ended March 31, 2014 included $54,000 of gains on sales of other real estate owned compared to no gains in the comparable current year period. For the six months ended June 30, 2015, noninterest income included $152,000 of gains on calls and sales of securities. There were no gains on calls and sales of available-for-sale securities for the prior year six months ended June 30, 2014. The prior year six months ended June 30, 2014 included a $241,000 loss from the sale of nonperforming loans.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2015 was $5.1 million and $10.2 million, respectively, compared to $5.1 million and $10.2 million in the comparable prior year period. Increases in salaries and employee benefit costs and increases in data processing expenses were partially offset by decreases in occupancy expense. An increase in data processing expense is reflective of costs associated with the outsourcing and migration of the Corporation’s information technology environment/network, including disaster recovery/business continuity planning, to a third party hosted environment. When compared to the same prior year periods, occupancy expense decreased $97,000 and $185,000 for the three and six months ended June 30, 2015, respectively, primarily due to the closing of a branch and a remote drive-up location. The increases in advertising expense includes costs associated with television and radio marketing. The decreases in miscellaneous expense generally represent lower legal expenses and reduced costs related to other real estate owned.

Income Tax Expense

Income tax expense totaled $673,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, representing effective tax rates of 35.5% and 34.5%. For the three and six months ended June 30, 2014, income tax expense totaled $351,000 and $456,000, respectively, equating to effective tax rates of 32.6% and 27.0%. For the 2014 periods, tax expense reflects a lower overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income.

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

Index

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
	(Dollars in thousands)

Nonaccrual loans (1)	$2,539	$2,798	$3,628	$4,434
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	2,539	2,798	3,628	4,434

Other real estate owned	219	320	1,308	2,090
Total nonperforming assets	$2,758	$3,118	$4,936	$6,524

Allowance for loan losses	$9,299	$9,600	$9,602	$10,094

Nonperforming loans to total gross loans	0.50%	0.57%	0.76%	1.00%
Nonperforming assets to total assets	0.39%	0.45%	0.71%	0.97%
Allowance for loan losses to total gross loans	1.83%	1.96%	2.01%	2.28%
Allowance for loan losses to
nonperforming loans	366.25%	343.10%	264.66%	227.65%

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

At June 30, 2015, the nonaccrual loans were comprised of 12 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the six months ended June 30, 2015, nonaccrual loans have decreased approximately 30% to $2.5 million. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status. The ratio of allowance for loan losses to nonperforming loans increased to 366.25% at June 30, 2015 from 264.66% at December 31, 2014. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects the effect of the decrease in nonaccrual loans partially offset by a decline in the allowance for loan losses.

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

For loans not included in nonperforming loans, at June 30, 2015, the level of loans past due 30-89 days was $664,000 compared to $771,000 at December 31, 2014. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the six months ended June 30, 2015, a negative loan loss provision was recorded in the amount of $700,000 compared to no provision recorded for the six months ended June 30, 2014. The total allowance for loan losses of 1.83% of total loans was comparable to a ratio of 2.01% at December 31, 2014.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2015 net recoveries of $299,000 and $397,000, respectively, were recorded compared to a recovery of $33,000 and a net charge-off of $90,000 for the three and six months ended June 30, 2014. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At June 30, 2015 and December 31, 2014, the Corporation had $11.5 million and $12.9 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $11.1 million and $12.0 million were performing in accordance with their new terms at June 30, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $1,001,000 and $868,000 have been allocated for the troubled debt restructurings at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Corporation had $40,000 and $0, respectively, of additional committed funds to these borrowers.

As of June 30, 2015, there were $8.0 million of other loans not included in the preceding table where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey.

Index

Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the Federal Reserve System (“FRB Board”). The Bank is subject to somewhat comparable but different capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”). The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. Leverage capital to average total assets is determined by dividing Tier 1 Capital as defined under the risk-based capital guidelines by average total assets (non-risk adjusted).

Guidelines for Banks

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity, which are generally referred to as “Basel III”. The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for the regulation of banks and bank holding companies. In July 2013, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) to implement certain provisions of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel Rules revise the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

Among other things, the Basel Rules (a) establish a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raise the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assign a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 20% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Index

Guidelines for Small Bank Holding Companies

In April 2015, the FRB Board updated and amended its Small Bank Holding Company Policy Statement. Under the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements will not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $1 billion. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 capital and 8% for total capital to risk-weighted assets.

The regulations for SBHCs classify risk-based capital into two categories: “Tier 1 Capital” which consists of common and qualifying perpetual preferred shareholders’ equity less goodwill and other intangibles and “Tier 2 Capital” which consists of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) the excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. Total qualifying capital consists of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB on a case-by-case basis or as a matter of policy after formal rule-making. However, the amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. The Corporation must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of 3%, which is the leverage ratio reserved for top-tier bank holding companies having the highest regulatory examination rating and not contemplating significant growth or expansion.

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

As of June 30, 2015, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Tier 1 Leverage ratio
Corporation	9.90%	4.00%	N/A
Bank	9.59%	4.00%	5.00%

Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.62%	4.50%	6.50%
Tier 1
Corporation	13.21%	4.00%	N/A
Bank	12.62%	6.00%	8.00%
Total
Corporation	14.47%	8.00%	N/A
Bank	13.88%	8.00%	10.00%

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

Cash and cash equivalents increased $9.7 million during the first six months of 2015. Net investing and financing activities provided $3.1 million and $7.3 million, while operating activities used $672,000.

We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the Federal Home Loan Bank-NY (“FHLB-NY”). The Corporation’s overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. In addition, the Corporation has available overnight variable repricing lines of credit with other correspondent banks totaling $38 million on an unsecured basis.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. In addition, due to its participation in the United States Treasury’s Small Business Lending Fund (the “SBLF”) program, pursuant to which the Corporation issued 15,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) to the Treasury for a purchase price of $15.0 million in cash, the Corporation may only declare and pay dividends on its common stock (or any other equity security junior to the Series B Preferred Stock) if it has declared and paid dividends on the Series B Preferred Shares for the current dividend period and, if after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Tier 1 Capital at the date of entering into the SBLF program excluding any subsequent charge-offs and any redemption of the Series B Preferred Shares. On July 22, 2015, the Corporation announced that its Board of Directors had declared a $0.02 per share cash dividend payable on its common stock to shareholders of record as of August 3, 2015. The dividend is to be paid on August 17, 2015.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: August 6, 2015	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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

