Form 10-Q
period 2015-09-30
STEWARDSHIP FINANCIAL CORP
filed 2015-11-13
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 9, 2015 was 6,079,986.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and due from banks	$15,825,000	$9,849,000
Other interest-earning assets	200,000	237,000
Cash and cash equivalents	16,025,000	10,086,000

Securities available for sale	86,994,000	124,918,000
Securities held to maturity; estimated fair value of $61,380,000 (at
September 30, 2015) and $56,233,000 (at December 31, 2014)	60,252,000	55,097,000
FHLB-NY stock, at cost	3,035,000	3,777,000
Mortgage loans held for sale	1,570,000	—
Loans, net of allowance for loan losses of $8,805,000 (at September 30, 2015)
and $9,602,000 (at December 31, 2014)	509,270,000	467,699,000
Premises and equipment, net	6,883,000	6,577,000
Accrued interest receivable	1,861,000	1,994,000
Other real estate owned, net	587,000	1,308,000
Bank owned life insurance	14,008,000	13,708,000
Other assets	7,164,000	8,387,000
Total assets	$707,649,000	$693,551,000

Liabilities and shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$151,078,000	$136,721,000
Interest-bearing	434,790,000	419,755,000
Total deposits	585,868,000	556,476,000

Federal Home Loan Bank of New York advances	49,500,000	66,700,000
Subordinated debentures and subordinated notes	23,176,000	7,217,000
Accrued interest payable	487,000	308,000
Accrued expenses and other liabilities	1,600,000	3,881,000
Total liabilities	660,631,000	634,582,000

Commitments and contingencies	—	—

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized; 15,000 shares issued and outstanding at December 31, 2014.
Liquidation preference of $15,000,000	—	14,984,000
Common stock, no par value; 10,000,000 shares authorized;
6,093,282 and 6,034,933 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	41,444,000	41,125,000
Retained earnings	5,959,000	3,817,000
Accumulated other comprehensive loss, net	(385,000)	(957,000)
Total shareholders' equity	47,018,000	58,969,000

Total liabilities and shareholders' equity	$707,649,000	$693,551,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans	$5,689,000	$5,125,000	$16,758,000	$15,478,000
Securities held to maturity
Taxable	243,000	193,000	683,000	374,000
Non-taxable	114,000	154,000	363,000	501,000
Securities available for sale
Taxable	320,000	565,000	1,024,000	1,940,000
Non-taxable	6,000	6,000	18,000	18,000
FHLB dividends	30,000	22,000	93,000	71,000
Other interest-earning assets	10,000	4,000	27,000	18,000
Total interest income	6,412,000	6,069,000	18,966,000	18,400,000

Interest expense:
Deposits	545,000	433,000	1,503,000	1,352,000
Repurchase agreements	—	72,000	—	254,000
FHLB-NY borrowing	213,000	159,000	640,000	457,000
Subordinated debentures and subordinated notes	235,000	127,000	485,000	377,000
Total interest expense	993,000	791,000	2,628,000	2,440,000

Net interest income before provision for loan losses	5,419,000	5,278,000	16,338,000	15,960,000
Provision for loan losses	(400,000)	250,000	(1,100,000)	250,000
Net interest income after provision for loan losses	5,819,000	5,028,000	17,438,000	15,710,000

Noninterest income:
Fees and service charges	541,000	510,000	1,577,000	1,435,000
Bank owned life insurance	103,000	100,000	300,000	302,000
Gain on calls and sales of securities	—	—	152,000	—
Gain on sales of mortgage loans	52,000	32,000	117,000	46,000
Loss on sale of loans	—	—	—	(241,000)
Gain on sale of other real estate owned	—	—	53,000	54,000
Miscellaneous	142,000	122,000	439,000	374,000
Total noninterest income	838,000	764,000	2,638,000	1,970,000

Noninterest expenses:
Salaries and employee benefits	2,785,000	2,624,000	8,181,000	7,859,000
Occupancy, net	427,000	439,000	1,317,000	1,514,000
Equipment	175,000	167,000	496,000	530,000
Data processing	468,000	433,000	1,380,000	1,255,000
Advertising	195,000	288,000	665,000	629,000
FDIC insurance premium	87,000	133,000	317,000	477,000
Charitable contributions	90,000	45,000	230,000	135,000
Miscellaneous	898,000	860,000	2,693,000	2,790,000
Total noninterest expenses	5,125,000	4,989,000	15,279,000	15,189,000
Income before income tax expense	1,532,000	803,000	4,797,000	2,491,000
Income tax expense	532,000	251,000	1,658,000	707,000
Net income	1,000,000	552,000	3,139,000	1,784,000
Dividends on preferred stock	114,000	170,000	456,000	512,000
Net income available to common shareholders	$886,000	$382,000	$2,683,000	$1,272,000

Basic and diluted earnings per common share	$0.15	$0.06	$0.44	$0.21

Weighted average number of basic and diluted
common shares outstanding	6,091,627	6,026,848	6,074,763	5,994,800

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,000,000	$552,000	$3,139,000	$1,784,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on
securities available for sale	265,000	(187,000)	403,000	2,473,000
Reclassification adjustment for gains in net income	—	—	(91,000)	—
Loss on securities reclassifed from available for
sale to held to maturity	—	—	—	(457,000)
Accretion of loss on securities reclassified to
held to maturity	29,000	36,000	150,000	47,000
Change in fair value of interest rate swap	39,000	44,000	110,000	112,000

Total other comprehensive income (loss)	333,000	(107,000)	572,000	2,175,000

Total comprehensive income	$1,333,000	$445,000	$3,711,000	$3,959,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2015
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends paid on common stock	—	—	—	(364,000)	—	(364,000)
Payment of discount on dividend
reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(456,000)	—	(456,000)
Common stock issued under dividend
reinvestment plan	—	8,204	44,000	—	—	44,000
Common stock issued under stock plans	—	6,233	33,000	—	—	33,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	118,000	—	80,000
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	16,000	—	—	(16,000)	—	—
Repurchase of SBLF preferred stock	(15,000,000)	—	—	—	—	(15,000,000)
Net income	—	—	—	3,139,000	—	3,139,000
Other comprehensive income	—	—	—	—	572,000	572,000

Balance -- September 30, 2015	$—	6,093,282	$41,444,000	$5,959,000	$(385,000)	$47,018,000

	Nine Months Ended September 30, 2014
					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income, Net	Total

Balance -- December 31, 2013	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends paid on common stock	—	—	—	(179,000)	—	(179,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(512,000)	—	(512,000)
Common stock issued under dividend
reinvestment plan	—	5,097	23,000	—	—	23,000
Common stock issued under stock plans	—	30,776	141,000	—	—	141,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	48,000	—	48,000
Amortization of issuance costs	7,000	—	—	(7,000)	—	—
Net income	—	—	—	1,784,000	—	1,784,000
Other comprehensive income	—	—	—	—	2,175,000	2,175,000

Balance -- September 30, 2014	$14,981,000	6,029,301	$41,102,000	$2,790,000	$(1,615,000)	$57,258,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,139,000	$1,784,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	290,000	320,000
Amortization of premiums and accretion of discounts, net	514,000	725,000
Amortization of restricted stock	80,000	48,000
Amortization of subordinated debenture issuance costs	6,000	—
Accretion (amortization) of deferred loan fees	66,000	37,000
Provision for loan losses	(1,100,000)	250,000
Originations of mortgage loans held for sale	(9,037,000)	(3,346,000)
Proceeds from sale of mortgage loans	7,584,000	3,028,000
Proceeds from sale of loans	—	2,559,000
Gain on sales of mortgage loans	(117,000)	(46,000)
Loss on sale of loans	—	241,000
Gain on calls and sales of securities	(152,000)	—
Gain on sale of other real estate owned	(53,000)	(54,000)
Deferred income tax expense	331,000	(154,000)
Decrease in accrued interest receivable	133,000	214,000
Increase (decrease) in accrued interest payable	179,000	(127,000)
Earnings on bank owned life insurance	(300,000)	(302,000)
Decrease in other assets	718,000	907,000
Decrease in other liabilities	(2,172,000)	1,785,000
Net cash provided by operating activities	109,000	7,869,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(85,000)	(7,835,000)
Proceeds from maturities and principal repayments on securities available-for-sale	9,451,000	14,086,000
Proceeds from sales and calls on securities available-for-sale	28,845,000	1,000,000
Purchase of securities held to maturity	(18,462,000)	(8,799,000)
Proceeds from maturities and principal repayments on securities held to maturity	7,397,000	6,083,000
Proceeds from calls on securities held to maturity	6,000,000	—
Sale (purchase) of FHLB-NY stock	742,000	(749,000)
Net increase in loans	(41,014,000)	(11,187,000)
Proceeds from sale of other real estate owned	1,149,000	594,000
Additions to premises and equipment	(596,000)	(1,109,000)
Net cash used in investing activities	(6,573,000)	(7,916,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	14,357,000	6,780,000
Net increase (decrease) in interest-bearing deposits	15,035,000	(27,360,000)
Net increase in long term borrowings	—	5,000,000
Repurchase of SBLF preferred stock	(15,000,000)	—
Proceeds from issuance of subordinated notes	15,953,000	—
Net increase in securities sold under agreements to repurchase	—	(7,200,000)
Net increase (decrease) in short term borrowings	(17,200,000)	16,800,000
Cash dividends paid on common stock	(364,000)	(179,000)
Cash dividends paid on preferred stock	(456,000)	(512,000)
Payment of discount on dividend reinvestment plan	(2,000)	(1,000)
Issuance of common stock	77,000	164,000
Tax benefit from restricted stock vesting	3,000	—
Net cash provided by (used in) financing activities	12,403,000	(6,508,000)

Net increase (decrease) in cash and cash equivalents	5,939,000	(6,555,000)
Cash and cash equivalents - beginning	10,086,000	17,405,000
Cash and cash equivalents - ending	$16,025,000	$10,850,000

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,449,000	$2,567,000
Cash paid during the period for income taxes	1,736,000	183,000
Reclassification of securities available-for-sale to held to maturity	—	24,022,000
Transfers from loans to other real estate owned	477,000	2,267,000

See notes to unaudited consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2015

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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly-owned subsidiary, Atlantic Stewardship Bank (the “Bank”), together referred to as “the Corporation”. The Bank includes its wholly-owned subsidiaries, Stewardship Investment Corporation, Stewardship Realty LLC, Atlantic Stewardship Insurance Company, LLC and several other subsidiaries formed to hold title to properties acquired through foreclosure or deed in lieu of foreclosure. The Bank’s subsidiaries have an insignificant impact on the Bank’s daily operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts included in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$23,110,000	$106,000	$155,000	$23,061,000
Obligations of state and political
subdivisions	1,412,000	4,000	9,000	1,407,000
Mortgage-backed securities - residential	45,982,000	437,000	269,000	46,150,000
Asset-backed securities (a)	9,876,000	—	137,000	9,739,000
Corporate debt	3,001,000	4,000	8,000	2,997,000

Total debt securities	83,381,000	551,000	578,000	83,354,000
Other equity investments	3,750,000	—	110,000	3,640,000
	$87,131,000	$551,000	$688,000	$86,994,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$30,701,000	$94,000	$521,000	$30,274,000
Obligations of state and political
subdivisions	1,420,000	2,000	22,000	1,400,000
Mortgage-backed securities - residential	76,894,000	521,000	672,000	76,743,000
Asset-backed securities (a)	9,874,000	57,000	16,000	9,915,000
Corporate debt	2,998,000	6,000	7,000	2,997,000

Total debt securities	121,887,000	680,000	1,238,000	121,329,000
Other equity investments	3,664,000	—	75,000	3,589,000
	$125,551,000	$680,000	$1,313,000	$124,918,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2015 were $1,000,000 and $28,845,000, respectively. For the three and nine months ended September 30, 2014, cash proceeds realized from sales and calls of securities available-for-sale were $1,000,000. While there were no gross gains and no gross losses realized on sales or calls during the three months ended September 30, 2015, gross gains and gross losses realized on sales and calls during the nine months ended September 30, 2015 totaled $213,000 and $61,000, respectively. There were no gross gains and no gross losses realized on sales or calls during the three and nine months ended September 30, 2014.

Index

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$998,000	$5,000	$—	$1,003,000
U.S. government-sponsored agencies	12,601,000	228,000	—	12,829,000
Obligations of state and political
subdivisions	11,871,000	341,000	—	12,212,000
Mortgage-backed securities - residential	34,782,000	580,000	26,000	35,336,000
	$60,252,000	$1,154,000	$26,000	$61,380,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored agencies	11,962,000	177,000	—	12,139,000
Obligations of state and political
subdivisions	15,636,000	514,000	—	16,150,000
Mortgage-backed securities - residential	27,499,000	511,000	66,000	27,944,000
	$55,097,000	$1,202,000	$66,000	$56,233,000

Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2015 were $900,000 and $6,000,000, respectively. There were no cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2014. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2015 or 2014.

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

	September 30, 2015
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$500,000	$500,000
After one year, but within five years	12,987,000	12,988,000
After five years, but within ten years	6,792,000	6,878,000
After ten years	7,244,000	7,099,000
Mortgage-backed securities - residential	45,982,000	46,150,000
Asset-backed securities	9,876,000	9,739,000
Total	$83,381,000	$83,354,000

Held to maturity
Within one year	$3,100,000	$3,159,000
After one year, but within five years	12,446,000	12,743,000
After five years, but within ten years	8,979,000	9,161,000
After ten years	945,000	981,000
Mortgage-backed securities - residential	34,782,000	35,336,000
Total	$60,252,000	$61,380,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2015 and December 31, 2014, and if the unrealized loss position was continuous for the twelve months prior to September 30, 2015 and December 31, 2014.

Index

Available-for-Sale
September 30, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$2,080,000	$(3,000)	$9,592,000	$(152,000)	$11,672,000	$(155,000)
Obligations of state and
political subdivisions	999,000	(9,000)	—	—	999,000	(9,000)
Mortgage-backed
securities - residential	2,058,000	(7,000)	17,122,000	(262,000)	19,180,000	(269,000)
Asset-backed securities	9,738,000	(137,000)	—	—	9,738,000	(137,000)
Corporate debt	—	—	1,492,000	(8,000)	1,492,000	(8,000)
Other equity investments	—	—	3,580,000	(110,000)	3,580,000	(110,000)
Total temporarily
impaired securities	$14,875,000	$(156,000)	$31,786,000	$(532,000)	$46,661,000	$(688,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$23,750,000	$(521,000)	$23,750,000	$(521,000)
Obligations of state and
political subdivisions	—	—	992,000	(22,000)	992,000	(22,000)
Mortgage-backed
securities - residential	5,985,000	(22,000)	30,445,000	(650,000)	36,430,000	(672,000)
Asset-backed securities	3,022,000	(16,000)	—	—	3,022,000	(16,000)
Corporate debt	—	—	1,494,000	(7,000)	1,494,000	(7,000)
Other equity investments	—	—	3,529,000	(75,000)	3,529,000	(75,000)
Total temporarily
impaired securities	$9,007,000	$(38,000)	$60,210,000	$(1,275,000)	$69,217,000	$(1,313,000)

Held to Maturity
September 30, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities - residential	$2,067,000	$(5,000)	$1,129,000	$(21,000)	$3,196,000	$(26,000)
Total temporarily
impaired securities	$2,067,000	$(5,000)	$1,129,000	$(21,000)	$3,196,000	$(26,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities - residential	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)
Total temporarily
impaired securities	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)

Other-Than-Temporary-Impairment

At September 30, 2015, there were available-for-sale investments comprising seven U.S. government-sponsored agency securities, seventeen mortgage-backed securities, two corporate debt securities, and an other equity investments security in a continuous loss position for twelve months or longer. There were held to maturity investments consisting of two mortgage-backed securities in a continuous loss position for twelve months or longer at September 30, 2015. Management has assessed the securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 and has determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

Index

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

Note 3. Loans and Allowance for Loan Losses

At September 30, 2015 and December 31, 2014, respectively, the loan portfolio consisted of the following:

	September 30,	December 31,
	2015	2014

Commercial:
Secured by real estate	$41,225,000	$46,545,000
Other	25,874,000	29,307,000
Commercial real estate	328,500,000	286,063,000
Commercial construction	2,653,000	4,215,000
Residential real estate	81,414,000	77,836,000
Consumer:
Secured by real estate	28,750,000	27,319,000
Other	637,000	939,000
Government Guaranteed Loans - guaranteed portion	8,944,000	5,000,000
Other	171,000	96,000
Total gross loans	518,168,000	477,320,000

Less: Deferred loan fees, net of costs	93,000	19,000
Allowance for loan losses	8,805,000	9,602,000
	8,898,000	9,621,000

Loans, net	$509,270,000	$467,699,000

The Corporation has purchased the guaranteed portion of several government guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these government guaranteed loans.

At September 30, 2015 and December 31, 2014, loan participations sold by the Corporation to other lending institutions totaled approximately $8,663,000 and $12,948,000, respectively. These amounts are not included in the totals presented above.

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,317,000	$(360,000)	$(323,000)	$194,000	$2,828,000
Commercial real estate	5,289,000	148,000	—	23,000	5,460,000
Commercial construction	14,000	(15,000)	—	12,000	11,000
Residential real estate	140,000	(2,000)	—	—	138,000
Consumer	139,000	12,000	—	1,000	152,000
Other loans	3,000	1,000	(1,000)	—	3,000
Unallocated	397,000	(184,000)	—	—	213,000
Total	$9,299,000	$(400,000)	$(324,000)	$230,000	$8,805,000

	For the nine months ended September 30, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,704,000	$(701,000)	$(595,000)	$420,000	$2,828,000
Commercial real estate	5,017,000	319,000	—	124,000	5,460,000
Commercial construction	150,000	(492,000)	—	353,000	11,000
Residential real estate	142,000	(4,000)	—	—	138,000
Consumer	189,000	(40,000)	—	3,000	152,000
Other loans	2,000	3,000	(2,000)	—	3,000
Unallocated	398,000	(185,000)	—	—	213,000
Total	$9,602,000	$(1,100,000)	$(597,000)	$900,000	$8,805,000

	For the three months ended September 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,068,000	$94,000	$(76,000)	$23,000	$3,109,000
Commercial real estate	5,448,000	559,000	(3,000)	75,000	6,079,000
Commercial construction	120,000	54,000	—	—	174,000
Residential real estate	452,000	(121,000)	—	—	331,000
Consumer	259,000	(33,000)	—	1,000	227,000
Other loans	—	1,000	(1,000)	—	—
Unallocated	478,000	(304,000)	—	—	174,000
Total	$9,825,000	$250,000	$(80,000)	$99,000	$10,094,000

Index

	For the nine months ended September 30, 2014
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,373,000	$(156,000)	$(259,000)	$151,000	$3,109,000
Commercial real estate	5,665,000	363,000	(89,000)	140,000	6,079,000
Commercial construction	117,000	57,000	—	—	174,000
Residential real estate	460,000	(121,000)	(8,000)	—	331,000
Consumer	288,000	(56,000)	(6,000)	1,000	227,000
Other loans	3,000	(2,000)	(1,000)	—	—
Unallocated	9,000	165,000	—	—	174,000
Total	$9,915,000	$250,000	$(363,000)	$292,000	$10,094,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$72,000	$658,000	$—	$—	$—	$—	$—	$—	$730,000

Collectively
evaluated for
impairment	2,756,000	4,802,000	11,000	138,000	152,000	—	3,000	213,000	8,075,000
Total ending
allowance
balance	$2,828,000	$5,460,000	$11,000	$138,000	$152,000	$—	$3,000	$213,000	$8,805,000

Loans:
Loans
individually
evaluated for
impairment	$3,985,000	$8,153,000	$250,000	$89,000	$200,000	$—	$—	$—	$12,677,000

Loans
collectively
evaluated for
impairment	63,114,000	320,347,000	2,403,000	81,325,000	29,187,000	8,944,000	171,000	—	505,491,000
Total ending
loan balance	$67,099,000	$328,500,000	$2,653,000	$81,414,000	$29,387,000	$8,944,000	$171,000	$—	$518,168,000

Index

	December 31, 2014
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$223,000	$697,000	$—	$—	$—	$—	$—	$—	$920,000

Collectively
evaluated for
impairment	3,481,000	4,320,000	150,000	142,000	189,000	—	2,000	398,000	8,682,000
Total ending
allowance
balance	$3,704,000	$5,017,000	$150,000	$142,000	$189,000	$—	$2,000	$398,000	$9,602,000

Loans:
Loans
individually
evaluated for
impairment	$6,042,000	$8,913,000	$288,000	$96,000	$326,000	$—	$—	$—	$15,665,000

Loans
collectively
evaluated for
impairment	69,810,000	277,150,000	3,927,000	77,740,000	27,932,000	5,000,000	96,000	—	461,655,000
Total ending
loan balance	$75,852,000	$286,063,000	$4,215,000	$77,836,000	$28,258,000	$5,000,000	$96,000	$—	$477,320,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	September 30,	December 31,
	2015	2014

Commercial:
Secured by real estate	$1,775,000	$1,923,000
Other	14,000	—
Commercial real estate	496,000	1,284,000
Residential real estate	89,000	96,000
Consumer:
Secured by real estate	200,000	325,000

Total nonaccrual loans	$2,574,000	$3,628,000

At September 30, 2015 and December 31, 2014, there were no loans that were past due 90 days and still accruing.

Index

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the nine months ended September 30, 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,662,000	$3,246,000		$3,921,000	$133,000
Other	—	—		42,000	2,000
Commercial real estate	3,705,000	2,566,000		2,890,000	91,000
Commercial construction	289,000	250,000		269,000	—
Residential real estate	129,000	89,000		93,000	—
Consumer:
Secured by real estate	200,000	200,000		262,000	—

With an allowance recorded:
Commercial:
Secured by real estate	402,000	310,000	$71,000	430,000	11,000
Other	429,000	429,000	1,000	535,000	24,000
Commercial real estate	5,596,000	5,587,000	658,000	5,610,000	154,000

	$14,412,000	$12,677,000	$730,000	$14,052,000	$415,000

During the nine months ended September 30, 2015, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$5,997,000	$4,838,000		$5,443,000	$225,000
Other	66,000	58,000		65,000	3,000
Commercial real estate	4,609,000	3,279,000		6,755,000	155,000
Commercial construction	652,000	288,000		517,000	71,000
Residential real estate	132,000	96,000		526,000	—
Consumer:
Secured by real estate	333,000	326,000		506,000	—

With an allowance recorded:
Commercial:
Secured by real estate	458,000	436,000	$213,000	437,000	16,000
Other	713,000	710,000	10,000	750,000	44,000
Commercial real estate	5,643,000	5,634,000	697,000	3,922,000	233,000
Commercial construction	—	—	—	420,000	—

	$18,603,000	$15,665,000	$920,000	$19,341,000	$747,000

During the year ended December 31, 2014, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2015
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$—	$—	$1,479,000	$1,479,000	$39,746,000	$41,225,000
Other	—	—	—	—	25,874,000	25,874,000
Commercial real estate	—	—	350,000	350,000	328,150,000	328,500,000
Commercial construction	—	—	—	—	2,653,000	2,653,000
Residential real estate	—	—	89,000	89,000	81,325,000	81,414,000
Consumer:
Secured by real estate	41,000	—	200,000	241,000	28,509,000	28,750,000
Other	—	—	—	—	637,000	637,000
Government Guaranteed Loans	—	—	—	—	8,944,000	8,944,000
Other	—	—	—	—	171,000	171,000
Total	$41,000	$—	$2,118,000	$2,159,000	$516,009,000	$518,168,000

	December 31, 2014
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$546,000	$—	$1,508,000	$2,054,000	$44,491,000	$46,545,000
Other	225,000	—	—	225,000	29,082,000	29,307,000
Commercial real estate	—	330,000	836,000	1,166,000	284,897,000	286,063,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real estate	—	—	—	—	77,836,000	77,836,000
Consumer:
Secured by real estate	—	—	249,000	249,000	27,070,000	27,319,000
Other	—	—	—	—	939,000	939,000
Government Guaranteed Loans	—	—	—	—	5,000,000	5,000,000
Other	—	—	—	—	96,000	96,000
Total	$771,000	$330,000	$2,593,000	$3,694,000	$473,626,000	$477,320,000

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

At September 30, 2015 and December 31, 2014, the Corporation had $10.7 million and $12.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $10.1 million and $12.0 million were performing in accordance with their new terms at September 30, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $730,000 and $868,000 have been allocated for the troubled debt restructurings at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Corporation has committed $25,000 and $0, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

Index

There were no new loans classified as a troubled debt restructuring during the three and nine months ended September 30, 2015 or September 30, 2014.

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$36,792,000	$2,658,000	$1,775,000	$—	$—	$41,225,000
Other	24,937,000	239,000	698,000	—	—	25,874,000
Commercial real estate	320,507,000	3,136,000	4,857,000	—	—	328,500,000
Commercial construction	2,653,000	—	—	—	—	2,653,000
Total	$384,889,000	$6,033,000	$7,330,000	$—	$—	$398,252,000

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,091,000	$3,531,000	$1,923,000	$—	$—	$46,545,000
Other	27,903,000	616,000	788,000	—	—	29,307,000
Commercial real estate	274,788,000	5,521,000	5,754,000	—	—	286,063,000
Commercial construction	2,709,000	1,506,000	—	—	—	4,215,000
Total	$346,491,000	$11,174,000	$8,465,000	$—	$—	$366,130,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$81,105,000	$309,000	$81,414,000
Consumer:
Secured by real estate	26,666,000	2,084,000	28,750,000
Other	632,000	5,000	637,000
Total	$108,403,000	$2,398,000	$110,801,000

	December 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,740,000	$96,000	$77,836,000
Consumer:
Secured by real estate	25,867,000	1,452,000	27,319,000
Other	930,000	9,000	939,000
Total	$104,537,000	$1,557,000	$106,094,000

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
	At September 30, 2015
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$23,061,000	$—	$23,061,000	$—
Obligations of state and
political subdivisions	1,407,000	—	1,407,000	—
Mortgage-backed
securities - residential	46,150,000	—	46,150,000	—
Asset-backed securities	9,739,000	—	9,739,000	—
Corporate debt	2,997,000	—	2,997,000	—
Other equity investments	3,640,000	3,580,000	60,000	—
Total available-for-
sale securities	$86,994,000	$3,580,000	$83,414,000	$—

Liabilities:
Interest rate swap	$130,000	$—	$130,000	$—

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

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2015 or during the year ended December 31, 2014. There were no changes to the valuation techniques for fair value measurements as of September 30, 2015 and December 31, 2014.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2015
Assets:
Impaired loans
Commercial:
Secured by real estate	$382,000	$—	$—	$382,000
Other Real Estate Owned	587,000	—	—	587,000
	$969,000	$—	$—	$969,000

	At December 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,348,000	$—	$—	$1,348,000
Commercial real estate	205,000	—	—	205,000
Consumer
Secured by real estate	49,000	—	—	49,000
Other Real Estate Owned	1,117,000	—	—	1,117,000
	$2,719,000	$—	$—	$2,719,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $382,000, with no valuation allowance, resulting in an increase of the provision for loan losses of $6,000 for the nine months ended September 30, 2015.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $1,690,000, with a valuation allowance of $88,000, resulting in an increase of the provision for loan losses of $155,000 for the year ended December 31, 2014.

OREO had a recorded investment value of $757,000 with a $170,000 valuation allowance at September 30, 2015. At December 31, 2014, OREO had a recorded investment value of $1,375,000 with a $67,000 valuation allowance. Additional valuation allowances of $170,000 were recorded during the nine months ended September 30, 2015. Additional valuation allowances of $143,000 were recorded during the nine months ended September 30, 2014.

For the Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

Index

September 30, 2015
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$382,000	Comparable real estate sales	Adjustments for differences	0% - 5%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$587,000	Comparable real estate sales	Adjustments for differences	0% - 61%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

December 31, 2014
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$1,602,000	Comparable real estate sales	Adjustments for differences	5% - 25%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$1,117,000	Comparable real estate sales	Adjustments for differences	0% - 62%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At September 30, 2015

Financial assets:
Cash and cash equivalents	$16,025,000	$16,025,000	$—	$—
Securities available-for-sale	86,994,000	3,580,000	83,414,000	—
Securities held to maturity	60,252,000	—	61,380,000	—
FHLB-NY stock	3,035,000	N/A	N/A	N/A
Mortgage loans held for sale	1,570,000	—	—	1,570,000
Loans, net	509,270,000	—	—	513,014,000
Accrued interest receivable	1,861,000	—	465,000	1,396,000

Financial liabilities:
Deposits	585,868,000	443,009,000	143,487,000	—
FHLB-NY advances	49,500,000	—	49,972,000	—
Subordinated debentures and
subordinated notes	23,176,000	—	—	23,159,000
Accrued interest payable	487,000	1,000	365,000	121,000
Interest rate swap	130,000	—	130,000	—

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At December 31, 2014

Financial assets:
Cash and cash equivalents	$10,086,000	$10,086,000	$—	$—
Securities available-for-sale	124,918,000	3,529,000	121,389,000	—
Securities held to maturity	55,097,000	—	56,233,000	—
FHLB-NY stock	3,777,000	N/A	N/A	N/A
Loans, net	467,699,000	—	—	478,451,000
Accrued interest receivable	1,994,000	—	646,000	1,348,000

Financial liabilities:
Deposits	556,476,000	424,117,000	132,513,000	—
FHLB-NY advances	66,700,000	—	67,087,000	—
Subordinated debentures	7,217,000	—	—	7,203,000
Accrued interest payable	308,000	1,000	288,000	19,000
Interest rate swap	314,000	—	314,000	—

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

Subordinated debentures and subordinated notes – The fair value of the subordinated debentures and the subordinated notes is based on the discounted value of the cash flows. The discount rate is estimated using market rates which reflect the interest rate and credit risk inherent in the subordinated debentures and the subordinated notes resulting in a Level 3 classification.

Accrued interest payable – The carrying amount approximates fair value.

Interest rate swap – The fair value of derivatives, which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At September 30, 2015 and December 31, 2014 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2015 and December 31, 2014 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at September 30, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,000,000	$552,000	$3,139,000	$1,784,000
Dividends on preferred stock	114,000	170,000	456,000	512,000
Net income available to common stockholders	$886,000	$382,000	$2,683,000	$1,272,000

Weighted average common shares outstanding - basic	6,091,627	6,026,848	6,074,763	5,994,800
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	6,091,627	6,026,848	6,074,763	5,994,800

Basic earnings per common share	$0.15	$0.06	$0.44	$0.21

Diluted earnings per common share	$0.15	$0.06	$0.44	$0.21

There were no stock options to purchase shares of common stock for the three and nine months ended September 30, 2015.

Index

Note 6. Subordinated Debt

			Carrying Amount
			September 30,	December 31,
Issue	Maturity	Rate	2015	2014
9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217,000	$7,217,000
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	15,959,000	—

			$23,176,000	$7,217,000

 In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At September 30, 2015 and December 31, 2014, the rate on both the Capital Securities and the Subordinated Debentures was 3.28% and 3.19%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at September 30, 2015, which includes $641,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem the Series B Preferred Shares as discussed in Note 7.

Note 7. Preferred Stock

Using the net proceeds of the subordinated note issuance, on September 1, 2015, the Corporation repurchased from the U.S. Department of the Treasury (“Treasury”) all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash, plus $114,000 of accrued dividends. The Series B Preferred Shares were issued to Treasury on September 1, 2011 pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury in connection with the Corporation’s participation in Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and fixed at 9%.

Index

Note 8. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three Months Ended
	September 30, 2015			September 30, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$1,532,000	$(532,000)	$1,000,000	$803,000	$(251,000)	$552,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	422,000	(157,000)	265,000	(303,000)	116,000	(187,000)
Accretion of loss on securities
reclassified to held to maturity	48,000	(19,000)	29,000	58,000	(22,000)	36,000
Change in fair value of
interest rate swap	64,000	(25,000)	39,000	73,000	(29,000)	44,000

Total other comprehensive
income (loss)	534,000	(201,000)	333,000	(172,000)	65,000	(107,000)

Total comprehensive income (loss)	$2,066,000	$(733,000)	$1,333,000	$631,000	$(186,000)	$445,000

	Nine Months Ended
	September 30, 2015			September 30, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$4,797,000	$(1,658,000)	$3,139,000	$2,491,000	$(707,000)	$1,784,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	648,000	(245,000)	403,000	4,040,000	(1,567,000)	2,473,000
Reclassification adjustment
for gains in net income	(152,000)	61,000	(91,000)	—	—	—
Loss on securities reclassifed
from available-for-sale to
held to maturity	—	—	—	(742,000)	285,000	(457,000)
Accretion of loss on securities
reclassified to held to maturity	243,000	(93,000)	150,000	76,000	(29,000)	47,000
Change in fair value of
interest rate swap	183,000	(73,000)	110,000	187,000	(75,000)	112,000

Total other comprehensive
income (loss)	922,000	(350,000)	572,000	3,561,000	(1,386,000)	2,175,000

Total comprehensive income (loss)	$5,719,000	$(2,008,000)	$3,711,000	$6,052,000	$(2,093,000)	$3,959,000

Index

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)
Other comprehensive income (loss)
before reclassifications	265,000	29,000	39,000	333,000
Other comprehensive
income (loss), net	265,000	29,000	39,000	333,000
Balance at September 30, 2015	$(80,000)	$(227,000)	$(78,000)	$(385,000)

	Nine Months Ended September 30, 2015
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income (loss)
before reclassifications	403,000	150,000	110,000	663,000
Amounts reclassified from other
comprehensive income	(91,000)	—	—	(91,000)
Other comprehensive
income (loss), net	312,000	150,000	110,000	572,000
Balance at September 30, 2015	$(80,000)	$(227,000)	$(78,000)	$(385,000)

Index

	Three Months Ended September 30, 2014
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at June 30, 2014	$(795,000)	$(446,000)	$(267,000)	$(1,508,000)
Other comprehensive income (loss)
before reclassifications	(187,000)	36,000	44,000	(107,000)
Other comprehensive
income (loss), net	(187,000)	36,000	44,000	(107,000)
Balance at September 30, 2014	$(982,000)	$(410,000)	$(223,000)	$(1,615,000)

	Nine Months Ended September 30, 2014
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income (loss)
before reclassifications	2,473,000	(410,000)	112,000	2,175,000
Other comprehensive
income (loss), net	2,473,000	(410,000)	112,000	2,175,000
Balance at September 30, 2014	$(982,000)	$(410,000)	$(223,000)	$(1,615,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and nine months ended September 30, 2015 and 2014.

	Three and
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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward looking statements may be identified by the use of such words as “expect,” “believe”, “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank (the “Bank”), depending on the context.

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

Financial Condition

Total assets increased $14.1 million to $707.6 million at September 30, 2015 from $693.6 million at December 31, 2014. Cash and cash equivalents increased $5.9 million to $16.0 million at September 30, 2015 from $10.1 million at December 31, 2014, reflecting some additional liquidity at quarter end. Securities available-for-sale decreased $37.9 million to $87.0 million while securities held to maturity increased $5.2 million to $60.3 million. In order to manage the growth in assets while still assisting in the funding of the loan growth, in early 2015, the Corporation identified and sold approximately $27.8 million of available-for-sale securities with high price volatility. Net loans increased $41.6 million to $509.3 million at September 30, 2015 compared to $467.7 million at December 31, 2014, reflecting improved loan demand. Loans held for sale totaled $1.6 million at September 30, 2015 compared to no loans held for sale at December 31, 2014. Other real estate owned (OREO) decreased $721,000 to $587,000 at September 30, 2015 compared to $1.3 million at December 31, 2014 reflecting the sale of several properties partially offset by an additional foreclosure.

Index

Deposits totaled $585.9 million at September 30, 2015, an increase of $29.4 million from $556.5 million at December 31, 2014. The growth in deposits consisted of a $14.4 million increase in noninterest-bearing accounts and a $15.0 million increase in interest-bearing accounts.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The subordinated notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at September 30, 2015, which includes $641,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue.

Using the net proceeds of the Subordinated Note issuance, on September 1, 2015, the Corporation repurchased from the U.S. Department of the Treasury (“Treasury”) all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash, plus accrued dividends. The Series B Preferred Shares were issued to Treasury on September 1, 2011 pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury in connection with the Corporation’s participation in Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and fixed at 9%.

FHLB – NY advances were $49.5 million at September 30, 2015 compared to $66.7 million at December 31, 2014. The decrease in these borrowings was the result of maturities and the payoff of the borrowings made possible by the growth in deposits as well as by funds provided from the sale of securities reported above.

Results of Operations

General

The Corporation reported net income of $1.0 million, or $0.15 diluted earnings per common share for the three months ended September 30, 2015, compared to net income of $552,000, or $0.06 diluted earnings per common share for the comparable prior year period. For the nine months ended September 30, 2015, the Corporation reported net income of $3.1 million, or $0.44 diluted earnings per common share compared to net income of $1.8 million, or $0.21 per diluted common share, for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2015 was $5.5 million and $16.6 million, respectively, compared to $5.4 million and $16.3 million recorded in the prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2015 were 3.01% and 3.21%, respectively, compared to 3.17% and 3.36% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the net interest rate spread and net yield on interest-earning assets were 3.15% and 3.34%, respectively, compared to 3.25% and 3.42% for the nine months ended September 30, 2014.

Index

The declines in both the net interest rate spread and net yield on interest-earning assets reflect the impact of the new $16.6 million of Subordinated Notes issued on August 28, 2015. While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the quarter, on an after tax basis, is approximately offset by the dividends that would have accrued at a rate of 4.56% on the Series B Preferred Shares for the quarter resulting in an overall neutral effect on net income available to common shareholders for the quarter. Furthermore, beginning on March 1, 2016, and for all dividend periods thereafter, the dividend rate would have increased and fixed at 9% per annum, making the issuance of the Subordinated Notes a positive impact to net income available to common shareholders in the future.

In addition, in general, the net interest rate spread and net yield on interest-earning assets for the current year periods also reflect a decline in loan interest rates as well as a flat to slight decline in the interest rates on deposits and borrowings. The reduced loan yields primarily reflect the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three and nine months ended September 30, 2015 and 2014 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended September 30,

	2015			2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$512,411	$5,699	4.41%	$434,849	$5,136	4.69%
Taxable investment securities (1)	138,978	593	1.69	178,290	780	1.74
Tax-exempt investment securities (1) (2)	13,568	180	5.26	18,649	240	5.11
Other interest-earning assets	12,574	10	0.32	2,662	4	0.60
Total interest-earning assets	677,531	6,482	3.80	634,450	6,160	3.85

Non-interest-earning assets:
Allowance for loan losses	(9,372)			(9,906)
Other assets	41,459			43,004
Total assets	$709,618			$667,548

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$217,039	$145	0.27%	$214,765	$156	0.29%
Savings deposits	79,234	21	0.11	79,141	21	0.11
Time deposits	144,183	379	1.04	124,950	256	0.81
Repurchase agreements	—	—	—	5,887	72	4.85
FHLB-NY borrowing	45,789	213	1.85	32,321	159	1.95
Subordinated debentures and
subordinated notes	13,146	235	7.09	7,217	127	6.98
Total interest-bearing liabilities	499,391	993	0.79	464,281	791	0.68
Non-interest-bearing liabilities:
Demand deposits	151,226			143,098
Other liabilities	2,538			2,909
Stockholders' equity	56,463			57,260
Total liabilities and stockholders' equity	$709,618			$667,548

Net interest income (taxable equivalent basis)		5,489			5,369
Tax equivalent adjustment		(70)			(91)
Net interest income		$5,419			$5,278

Net interest spread (taxable equivalent basis)			3.01%			3.17%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.21%			3.36%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

Analysis of Net Interest Income (Unaudited)

For the Nine Months Ended September 30,

	2015			2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)			(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$497,238	$16,787	4.51%	$430,020	$15,509	4.82%
Taxable investment securities (1)	139,750	1,801	1.72	177,830	2,385	1.79
Tax-exempt investment securities (1) (2)	14,331	571	5.33	20,307	778	5.12
Other interest-earning assets	11,711	27	0.31	6,758	18	0.36
Total interest-earning assets	663,030	19,186	3.87	634,915	18,690	3.94

Non-interest-earning assets:
Allowance for loan losses	(9,716)			(9,974)
Other assets	41,749			43,177
Total assets	$695,063			$668,118

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$211,413	$427	0.27%	$220,203	$472	0.29%
Savings deposits	78,568	63	0.11	79,094	64	0.11
Time deposits	139,696	1,013	0.97	128,768	816	0.85
Repurchase agreements	—	—	—	6,993	254	4.86
FHLB-NY borrowing	49,025	640	1.75	27,951	457	2.19
Subordinated debentures and
subordinated notes	9,215	485	7.04	7,217	377	6.98
Total interest-bearing liabilities	487,917	2,628	0.72	470,226	2,440	0.69
Non-interest-bearing liabilities:
Demand deposits	145,711			139,169
Other liabilities	2,548			2,648
Stockholders' equity	58,887			56,075
Total liabilities and stockholders' equity	$695,063			$668,118

Net interest income (taxable equivalent basis)		16,558			16,250
Tax equivalent adjustment		(220)			(290)
Net interest income		$16,338			$15,960

Net interest spread (taxable equivalent basis)			3.15%			3.25%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.34%			3.42%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three and nine months ended September 30, 2015, total interest income, on a tax equivalent basis, was $6.5 million and $19.2 million, respectively, compared to $6.2 million and $18.7 million for the same prior year periods. The increases were due to increases in the average balances of interest-earning assets partially offset by decreases in yields on interest-earning assets. Average interest-earning assets increased $43.1 million and $28.1 million for the three and nine months ended September 30, 2015 compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans offset by a decrease in securities reflective of the sale of available-for-sale securities with high price volatility and use of those proceeds to fund loan growth. Average loans increased $77.6 million and $67.2 million for the three and nine months ended September 30, 2015 while average securities decreased $44.4 million and $44.1 million when compared to the prior year averages. The average rate earned on interest-earning assets was 3.80% and 3.87% for the three and nine months ended September 30, 2015, respectively, compared to an average rate of 3.85% and 3.94% for the three and nine months ended September 30, 2014. The decline in the asset yields reflects the effect of a prolonged low interest rate environment.

Interest paid on deposits and borrowed money increased $202,000 and $188,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods for 2014. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $108,000 to interest expense for the current three and nine month periods. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the three and nine months ended September 30, 2015. The average balance of interest-bearing deposits, repurchase agreements and FHLB-NY borrowings increased $29.2 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, from the comparable 2014 periods. For the three months ended September 30, 2015, the $21.6 million increase in average interest-bearing deposits accounted for the majority of the increase compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, a $14.1 million increase in average interest-bearing repurchase agreements and FHLB-NY borrowings accounted for the majority of the increase in average interest-bearing liabilities. For the three and nine months ended September 30, 2015, the total cost for interest-bearing liabilities was 0.79% and 0.72%, respectively, compared to 0.68% and 0.69% for the comparable prior year periods. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase in the current year periods. Excluding the Subordinated Debentures and the Subordinated Notes, the cost for interest-bearing deposits, repurchase agreements and FHLB-NY borrowings was 0.62% and 0.60%, respectively, compared to 0.58% and 0.60% for the comparable prior year periods, reflecting a slight increase in the cost for interest-bearing deposits and FHLB-NY borrowings.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the nine months ended September 30, 2015, the Corporation’s unallocated reserves decreased by $185,000. Management believes that the unallocated reserves at September 30, 2015 are appropriate and are expected to be further impacted as the Corporation continues to demonstrate a sustained level of performance in the loan portfolio.

For the three and nine months ended September 30, 2015, the Corporation recorded a $400,000 and $1.1 million negative loan loss provision, respectively, compared to a $250,000 provision to loan losses for the three and nine months ended September 30, 2014. The negative provision for loan losses reflects the continued improvement in the credit quality of the portfolio. In addition, for the nine months ended September 30, 2015, the Corporation recorded net recoveries of $303,000. For the three months ended September 30, 2015, the Corporation recorded net charge-offs of only $94,000. Nonperforming loans of $2.6 million at September 30, 2015, or 0.50% of total gross loans, reflected a $1.1 million decrease from $3.6 million of nonperforming loans, or 0.76% of total gross loans, at December 31, 2014.

The allowance for loan losses was $8.8 million, or 1.70% of total gross loans, as of September 30, 2015 compared to $9.6 million, or 2.01% of total gross loans, as of December 31, 2014. The allowance for loan losses related to impaired loans decreased from $920,000 at December 31, 2014 to $730,000 at September 30, 2015. During the nine months ended September 30, 2015, the Corporation charged-off $597,000 of loan balances and recovered $900,000 in previously charged-off loans compared to $363,000 and $292,000, respectively, during the same period in 2014.

Index

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

Noninterest Income

Noninterest income was $838,000 and $2.6 million for the three and nine months ended September 30, 2015, respectively, compared to $764,000 and $2.0 million for the prior year periods. Noninterest income for the three and nine months ended September 30, 2015 includes year over year increases of $31,000 and $142,000 in fees and service charges as a result of changes to the standard amounts assessed on deposit accounts. In addition, gains on sales of mortgage loans reflected increases of $20,000 and $71,000 for the three and nine months ended September 30, 2015, respectively, as the Corporation returns to selling the majority of mortgage originations due to current market conditions and commercial loan demand. For the nine months ended September 30, 2015, noninterest income included $152,000 of gains on calls and sales of securities. There were no gains on calls and sales of available-for-sale securities for the prior year nine months ended September 30, 2014. The prior year nine months ended September 30, 2014 included a $241,000 loss from the sale of nonperforming loans.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2015 was $5.1 million and $15.3 million, respectively, compared to $5.0 million and $15.2 million in the comparable prior year period. Increases in salaries and employee benefit costs, data processing expenses and contributions were partially offset by decreases in occupancy expense and FDIC insurance premiums. An increase in data processing expense is reflective of costs associated with the outsourcing and migration of the Corporation’s information technology environment/network, including disaster recovery/business continuity planning, to a third party hosted environment. An increase in contributions is reflective of an overall increase in profitability. When compared to the same prior year periods, occupancy expense decreased $12,000 and $197,000 for the three and nine months ended September 30, 2015, respectively, primarily due to the closing of a branch and a remote drive-up location.

Income Tax Expense

Income tax expense totaled $532,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, representing effective tax rates of 34.7% and 34.6%. For the three and nine months ended September 30, 2014, income tax expense totaled $251,000 and $707,000, respectively, equating to effective tax rates of 31.3% and 28.3%. For the 2014 periods, tax expense reflects a lower overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income.

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

Index

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2014
	(Dollars in thousands)

Nonaccrual loans (1)	$2,574	$2,539	$2,798	$3,628
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	2,574	2,539	2,798	3,628

Other real estate owned	587	219	320	1,308
Total nonperforming assets	$3,161	$2,758	$3,118	$4,936

Allowance for loan losses	$8,805	$9,299	$9,600	$9,602

Nonperforming loans to total gross loans	0.50%	0.50%	0.57%	0.76%
Nonperforming assets to total assets	0.45%	0.39%	0.45%	0.71%
Allowance for loan losses to total gross loans	1.70%	1.83%	1.96%	2.01%
Allowance for loan losses to
nonperforming loans	342.07%	366.25%	343.10%	264.66%

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

At September 30, 2015, the nonaccrual loans were comprised of 13 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the nine months ended September 30, 2015, nonaccrual loans have decreased 29% to $2.6 million. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status. The ratio of allowance for loan losses to nonperforming loans increased to 342.07% at September 30, 2015 from 264.66% at December 31, 2014. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects the effect of the decrease in nonaccrual loans partially offset by a decline in the allowance for loan losses.

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

For loans not included in nonperforming loans, at September 30, 2015, the level of loans past due 30-89 days was $41,000 compared to $771,000 at December 31, 2014. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the nine months ended September 30, 2015, a negative loan loss provision was recorded in the amount of $1,100,000 compared to a positive loan loss provision of $250,000 recorded for the nine months ended September 30, 2014. The total allowance for loan losses of 1.70% of total loans was comparable to a ratio of 2.01% at December 31, 2014.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended September 30, 2015 net charge-offs of $94,000 were recorded. For the nine months ended September 30, 2015 net recoveries of $303,000 were recorded compared to a net recovery of $19,000 and a net charge-off of $71,000 for the three and nine months ended September 30, 2014. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2015 and December 31, 2014, the Corporation had $10.7 million and $12.9 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $10.1 million and $12.0 million were performing in accordance with their new terms at September 30, 2015 and December 31, 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $730,000 and $868,000 have been allocated for the troubled debt restructurings at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Corporation had $25,000 and $0, respectively, of additional committed funds to these borrowers.

As of September 30, 2015, there were $7.6 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

As of September 30, 2015, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

Index

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Tier 1 Leverage ratio
Corporation	7.66%	4.00%	N/A
Bank	9.47%	4.00%	5.00%

Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.53%	4.50%	6.50%
Tier 1
Corporation	10.23%	4.00%	N/A
Bank	12.53%	6.00%	8.00%
Total
Corporation	14.48%	8.00%	N/A
Bank	13.78%	8.00%	10.00%

As discussed above under the heading “Financial Condition” and in Note 6 to the unaudited consolidated financial statements, on August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semiannually, over their term. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Using the net proceeds of the Subordinated Note issuance, on September 1, 2015, the Corporation repurchased from the U.S. Treasury all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) for an aggregate purchase price of $15 million, in cash, plus accrued dividends. The Series B Preferred Shares qualified as Tier 1 for regulatory purposes.

As a result of the issuance of the Subordinated Notes and the subsequent repurchase of the Series B Preferred Shares, the Corporation’s Tier 1 capital was reduced, thereby decreasing the Corporation’s Tier 1 Leverage, the Common Equity Tier 1 and the Tier 1 ratios in the above table. Nevertheless, the Bank and the Corporation exceed all capital adequacy requirements to which they are subject.

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

Cash and cash equivalents increased $5.9 million during the first nine months of 2015. Net operating and financing activities provided $109,000 and $12.4 million, respectively, while investing activities used $6.6 million.

Index

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On October 21, 2015, the Corporation announced that its Board of Directors had declared a $0.02 per share cash dividend payable on its common stock to shareholders of record as of November 2, 2015. The dividend is to be paid on November 16, 2015.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: November 13, 2015	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.1	Form of 6.75% Subordinated Note dated as of August 28, 2015 issued by Stewardship Financial Corporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015)
10.1	Subordinated Note Purchase Agreement dated as of August 28, 2015 between the Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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