Form 10-K
period 2015-12-31
STEWARDSHIP FINANCIAL CORP
filed 2016-03-24
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐           No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015 was $30,974,000. As of March 23, 2016, 6,113,213 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2016 Annual Meeting of Shareholders.

FORM 10-K

STEWARDSHIP FINANCIAL CORPORATION

For the Year Ended December 31, 2015

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. Throughout 2015 the Bank operated from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its current eleven branches located in the State of New Jersey.

The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation, an agency of the federal government (the “FDIC”), up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”).

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

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2015, the Bank operated from its main office in Midland Park, New Jersey and eleven existing branch offices in Hawthorne (2), Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (2), Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2015, the Corporation employed 121 full-time employees and 29 part-time employees. None of these employees are covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposed extensive changes across the financial regulatory landscape, including provisions that, among other things, have:

•	centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;
•	applied to most bank holding companies, the same leverage and risk-based capital requirements applicable to insured depository institutions. The Corporation’s existing trust preferred securities continue to be treated as Tier 1 capital;
•	changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increased the floor on the size of the DIF, which generally requires an increase in the level of assessments for institutions with assets in excess of $10 billion;
•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•	made permanent the $250,000 limit for federal deposit insurance;
•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
•	restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater.

In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. In January 2014, the regulatory agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker rule. Under the interim final rule, the regulatory agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. Based upon management’s review of the securities portfolio, management believes that there are no securities in our portfolio that are impacted by the Volcker Rule.

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

Bank Holding Company Act

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

Capital Adequacy Guidelines for Banks and Bank Holding Companies

The Corporation is subject to capital adequacy guidelines promulgated by the Board of Governors of the FRB (the “FRB Board”). The Bank is subject to somewhat comparable but different capital adequacy requirements imposed by the FDIC. The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. Leverage capital to average total assets is determined by dividing Tier 1 Capital as defined under the risk-based capital guidelines by average total assets (non-risk adjusted).

Guidelines for Banks

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity, which are generally referred to as “Basel III”. The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for the regulation of banks and bank holding companies. In July 2013, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) to implement certain provisions of Basel III and the Dodd-Frank Act. The Basel Rules revise the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

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

Guidelines for Small Bank Holding Companies

In April 2015, the FRB Board updated and amended its Small Bank Holding Company Policy Statement. Under the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $1 billion. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

As of December 31, 2015, the Corporation and the Bank exceeded all regulatory capital requirements.

Regulation of the Bank by the FDIC and the New Jersey Department of Banking and Insurance

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is also subject to regulation, supervision and control by the FDIC. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

Insurance of Deposits

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and were first used to calculate the June 30, 2011 assessment. The assessment rules were further modified in November, 2014; the revisions became effective on January 1, 2015. As of December 31, 2015, the Bank’s assessment rate averaged $0.06 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.59% and 0.62% of the assessment base for the years ended December 31, 2015 and 2014, respectively. The Corporation paid $37,000 and $38,000 under this assessment for the years ended December 31, 2015 and 2014, respectively. These assessments will continue until the FICO bonds mature in 2017.

FDIC’s Capital Adequacy Guidelines for Banks

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

Dividend Rights

Under the New Jersey Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

USA Patriot Act of 2001

On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including, but not limited to: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports of nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Volatility in the market price of our Common Stock may occur in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;
•	press releases, publicity, or announcements concerning us, our competitors or the banking industry;
•	changes in expectation of our future financial performance;
•	future sales of our Common Stock; and
•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our Common Stock, regardless of our actual operating performance, and could prevent a shareholder from selling Common Stock at or above the current market price.

The Corporation’s principal source of cash flow is dividends and distributions from the Bank; however, we cannot be assured that the Bank will, in any circumstances, pay dividends to us. If the Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may not be able to make interest and principal payments on the Subordinated Notes. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that the Bank may pay to us without regulatory approval. There can be no assurances that we would receive such approval if required.

We may be unable to generate sufficient cash to service our Subordinated Notes and other debt obligations.

Our ability to make payments on and to refinance our indebtedness, including the Subordinated Notes, will depend on our financial and operating performance. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Subordinated Notes. If our cash flows and capital resources, and the dividends we receive from the Bank, are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity issues and we might be required to dispose of material assets or operations to meet our debt service and other obligations, or seek to restructure our indebtedness, including the notes. In such event, there could be no assurance that we would be able to consummate these transactions, and proceeds of such transactions might not be adequate to meet our debt service obligations then due.

If we fail to make interest and principal payments on the Subordinated Notes, the terms of the Subordinated Notes will restrict us from paying dividends to our common shareholders and this may adversely affect the market price of our Common Stock.

If we fail to make payments of principal or interest on the Subordinated Notes or a default occurs under the Subordinated Notes, the Corporation is not permitted to pay or declare dividends or distributions on or redeem, purchase, acquire or make a liquidation payments with respect to our Common Stock.

Further, our ability to pay dividends to our shareholders is always subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors. Although we have historically paid cash dividends on our Common Stock, we are not required to do so and our Board of Directors could reduce or eliminate our Common Stock dividend in the future. Our shareholders bear the risk that no dividends will be paid on our Common Stock in future periods or that, if paid, such dividends will be reduced, which may negatively impact the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its current eleven branch offices. The property located at 612 Godwin Avenue is used for administrative offices, primarily for commercial lending functions. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2015.

	Leased	Date of Lease
Location	or Owned	Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	06/30/19
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	09/30/17
Ridgewood, NJ

311 Valley Road	Leased	11/30/18
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

1111 Goffle Road	Leased	05/31/16
Hawthorne, NJ

2 Changebridge Road	Leased	07/31/20
Montville, NJ

378 Franklin Avenue	Leased	05/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	05/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/20
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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 18, 2016, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend
Year Ended December 31, 2015
Fourth Quarter	$6.48	$5.41	$0.02
Third Quarter	6.35	5.48	0.02
Second Quarter	6.50	5.53	0.02
First Quarter	5.96	4.50	0.02

Year Ended December 31, 2014
Fourth Quarter	$5.20	$4.09	$0.02
Third Quarter	4.90	4.29	0.01
Second Quarter	5.07	3.71	0.01
First Quarter	5.25	4.63	0.01

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

During fiscal 2015, the Corporation paid quarterly cash dividends totaling $0.08 per share compared to quarterly cash dividends totaling $0.05 per share during fiscal 2014. We did not repurchase any shares of our Common Stock during the years ended December 31, 2015 and 2014.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED

FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Earnings Summary:

Net interest income	$21,783	$21,727	$22,758	$23,532	$24,610
Provision for loan losses	(1,375)	(50)	3,775	9,995	10,845
Net interest income after provision for loan losses	23,158	21,777	18,983	13,537	13,765
Noninterest income	3,493	2,960	3,965	6,389	5,170
Noninterest expense	20,179	20,233	19,838	19,653	18,666
Income before income tax expense (benefit)	6,472	4,504	3,110	273	269
Income tax expense (benefit)	2,272	1,419	640	(247)	(415)
Net income	4,200	3,085	2,470	520	684
Dividends on preferred stock and accretion	456	683	633	352	558
Net income available to common shareholders	$3,744	$2,402	$1,837	$168	$126

Common Share Data:

Basic net income	$0.62	$0.40	$0.31	$0.03	$0.02
Diluted net income	0.62	0.40	0.31	0.03	0.02
Cash dividends declared	0.08	0.05	0.04	0.15	0.20
Book value at year end	7.82	7.29	6.53	6.98	7.28
Average shares outstanding, net of treasury stock	6,078	6,004	5,937	5,909	5,861
Shares outstanding at year end	6,086	6,035	5,944	5,925	5,883

Selected Consolidated Ratios:

Return on average assets	0.60%	0.46%	0.36%	0.07%	0.10%
Return on average common shareholders' equity	8.14%	5.77%	4.54%	0.39%	0.29%
Average shareholders' equity as a percentage of
average total assets	7.98%	8.42%	8.06%	8.33%	7.92%
Leverage (Tier 1) capital (1)	7.67%	9.45%	9.04%	9.09%	8.86%
Tier 1 risk based capital (2)	10.16%	13.04%	13.52%	13.63%	12.65%
Total risk based capital (2)	14.34%	14.30%	14.78%	14.89%	13.91%
Allowance for loan loss to total loans	1.68%	2.01%	2.28%	2.42%	2.54%
Nonperforming loans to total loans	0.36%	0.76%	2.34%	4.14%	6.08%

Selected Year-end Balances

Total assets	$717,888	$693,551	$673,508	$688,388	$708,818
Total loans, net of allowance for loan loss	517,556	467,699	424,262	429,832	444,803
Total deposits	604,753	556,476	577,591	590,254	593,552
Shareholders' equity	47,573	58,969	53,779	56,346	57,792

(1)	As a percentage of average quarterly assets.
(2)	As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2015, the Corporation had 12 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey. The Corporation conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

During 2015 and 2014, the Corporation, like all financial institutions, continued to experience a difficult and complicated economic and operating environment. Although substantial improvement in asset quality was achieved in 2015, the Corporation’s results have been affected by the prolonged challenging economic environment. The managing of credit risk has stabilized for the Bank as reflected in the improvement in asset quality measurements. Nevertheless, competition in the northern New Jersey market remains intense and the challenges of operating throughout these years in a flat interest rate market has continued to make it somewhat difficult to attract deposits when interest rate levels are so low. Competition for low cost, core deposits remains strong. The level of consumers and businesses looking to borrow improved in 2015. In addition, all new lending opportunities continue to be appropriately evaluated. The Corporation has not engaged in subprime lending.

In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services now available to our customers include: online banking / cash management, including remote deposit capture services for businesses, mobile deposit capabilities (depositing checks remotely by taking pictures of checks and transmitting them electronically) and applications for smartphones and tablets. These electronic banking products and services continue to provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, the Corporation has the technology and procedures to enable instant debit card issuance for new customers and existing customers.

Expense control is an ongoing focus. The Corporation continues to balance the need to control expenses with its focus on quality loan growth and an awareness of the customers’ desire for convenient banking – all being addressed while continuing to be compliant with regulations and remaining up-to-date on all levels of security.

The Corporation will continue to concentrate its efforts on the origination of loans funded with appropriate deposit growth. In addition, monitoring asset quality, capitalizing on technology and improving efficiencies will remain a focus during 2016.

Subordinated Notes / Small Business Lending Fund Program

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured. In addition, the Subordinated Notes are subordinate and junior in right to the Company's payments to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at December 31, 2015, which includes $641,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the Subordinated Notes.

Using the net proceeds of the Subordinated Notes issuance, on September 1, 2015, the Corporation repurchased from the U.S. Department of the Treasury (“Treasury”) all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash, plus approximately $114,000 of accrued dividends. The Series B Preferred Shares were issued to Treasury on September 1, 2011 pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury in connection with the Corporation’s participation in Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and become fixed at 9%.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2015 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $4.2 million for the year ended December 31, 2015, compared to $3.1 million for 2014. After dividends on preferred stock and accretion, net income available to common shareholders was $3.7 million for 2015, or $0.62 per diluted common share, compared to $2.4 million, or $0.40 per diluted common share for the year ended December 31, 2014.

The return on average assets was 0.60% in 2015 compared to 0.46% in 2014. The return on average common equity was 8.14% for 2015 as compared to 5.77% in 2014.

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

For the year ended December 31, 2015, net interest income, on a tax equivalent basis, was relatively unchanged from the year ended December 31, 2014. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2015 were 3.10% and 3.30%, respectively, compared to 3.28% and 3.46% for the year ended December 31, 2014. The declines in both the net interest rate spread and net yield on interest-earning assets reflect the impact of the new $16.6 million of Subordinated Notes issued on August 28, 2015. While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the year, on an after tax basis, is approximately offset by the dividends that would have accrued at a rate of 4.56% on the Series B Preferred Shares for the full year resulting in an overall neutral effect on net income available to common shareholders for the year.

Furthermore, beginning on March 1, 2016, and for all dividend periods thereafter, the dividend rate would have increased and become fixed at 9% per annum, making the issuance of the Subordinated Notes a positive impact to net income available to common shareholders in the future.

In addition, in general, the net interest rate spread and net yield on interest-earning assets for the current year also reflects a decline in loan interest rates. The reduced loan yields primarily reflect the historically low market rates in the current environment.

For the year ended December 31, 2015, total interest income, on a tax equivalent basis, was $25.9 million compared to $25.3 million for the prior year. The increase was due to an increase in the average balance of interest-earning assets partially offset by a decrease in yields on interest-earning assets. Average interest-earning assets increased $30.4 million in 2015 over the 2014 amount. The change in average interest-earning assets primarily reflects an increase from the comparable prior year in average loans offset by a decrease in securities reflective of the sale of available-for-sale securities with high price volatility and use of those proceeds to fund loan growth. Average loans increased $66.7 million while average investment securities decreased $41.6 million. The average rate earned on interest-earning assets decreased 9 basis points from 3.96% for the year ended December 31, 2014 to 3.87% in the 2015 fiscal year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment.

Interest expense increased $619,000, or 19.3%, during the year ended December 31, 2015 to $3.8 million. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $405,000 to interest expense for the current year. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the year ended December 31, 2015. The average balance of interest-bearing deposits, repurchase agreements and FHLB-NY borrowings increased $22.9 million for the year ended December 31, 2015 from the comparable prior year. Interest-bearing deposits accounted for $7.3 million and repurchase agreements and FHLB-NY borrowings accounted for $10.1 million of the increase in average interest-bearing liabilities. For the year ended December 31, 2015, the total cost for interest-bearing liabilities was 0.77% compared to 0.68% for the prior year periods. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase of interest-bearing liabilities in the current year. Excluding the Subordinated Debentures and the Subordinated Notes, the cost for interest-bearing deposits, repurchase agreements and FHLB-NY borrowings was 0.60% compared to 0.58% for the prior year, reflecting a slight increase in the cost for interest-bearing deposits and FHLB-NY borrowings. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that helps provide for better management of interest rate risk. At December 31, 2015 and 2014 brokered deposits totaled $7.8 million and $10.5 million, respectively.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2015, 2014 and 2013 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2015			2014			2013
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$502,981	$22,684	4.51%	$436,321	$21,160	4.85%	$441,670	$22,693	5.14%
Taxable investment securities	139,587	2,430	1.74%	175,487	3,118	1.78%	173,739	2,864	1.65%
Tax-exempt investment securities (2)	13,959	741	5.31%	19,698	1,008	5.12%	34,042	1,532	4.50%
Other interest-earning assets	12,775	40	0.31%	7,369	25	0.34%	8,881	29	0.33%
Total interest-earning assets	669,302	25,895	3.87%	638,875	25,311	3.96%	658,332	27,118	4.12%

Non-interest-earning assets:
Allowance for loan losses	(9,551)			(10,058)			(11,337)
Other assets	41,774			43,095			41,310
Total assets	$701,525			$671,912			$688,305

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$214,318	$568	0.27%	$219,142	$629	0.29%	$232,422	$739	0.32%
Savings deposits	79,276	84	0.11%	78,559	84	0.11%	73,814	79	0.11%
Time deposits	141,071	1,416	1.00%	129,685	1,094	0.84%	143,365	1,518	1.06%
Repurchase agreements	—	—	0.00%	5,255	254	4.83%	7,501	367	4.89%
FHLB-NY borrowings	47,837	850	1.78%	32,503	642	1.98%	26,737	606	2.27%
Subordinated Debentures and
Subordinated Notes	12,736	908	7.13%	7,217	504	6.98%	7,217	504	6.98%
Total interest-bearing liabilities	495,238	3,826	0.77%	472,361	3,207	0.68%	491,056	3,813	0.78%
Non-interest bearing liabilities:
Demand deposits	147,756			140,384			138,886
Other liabilities	2,554			2,591			2,908
Shareholders' equity	55,977			56,576			55,455
Total liabilities and Shareholders' equity	$701,525			$671,912			$688,305

Net interest income (taxable
equivalent basis)		22,069			22,104			23,305
Tax equivalent adjustment		(286)			(377)			(547)
Net interest income		$21,783			$21,727			$22,758

Net interest spread (taxable
equivalent basis)			3.10%			3.28%			3.34%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.30%			3.46%			3.54%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Fees are included in loan interest.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

The following table compares net interest income for the years ended December 31, 2015 and 2014 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2015 Versus 2014			2014 Versus 2013
	(In thousands)			(In thousands)

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
Interest income:

Loans	$3,077	$(1,553)	$1,524	$(272)	$(1,261)	$(1,533)
Taxable investment securities	(626)	(62)	(688)	29	225	254
Tax-exempt investment securities	(304)	37	(267)	(711)	187	(524)
Other interest-earning assets	17	(2)	15	(5)	1	(4)

Total interest-earning assets	2,164	(1,580)	584	(959)	(848)	(1,807)

Interest expense:
Interest-bearing demand deposits	(14)	(47)	(61)	(40)	(70)	(110)
Savings deposits	1	(1)	—	5	—	5
Time deposits	102	220	322	(135)	(289)	(424)
Repurchase agreements	(127)	(127)	(254)	(109)	(4)	(113)
FHLB borrowings	278	(70)	208	120	(84)	36
Subordinated Debentures and
Subordinated Notes	393	11	404	—	—	—

Total interest-bearing liabilities	633	(14)	619	(159)	(447)	(606)

Net change in net interest income	$1,531	$(1,566)	$(35)	$(800)	$(401)	$(1,201)

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

For the year ended December 31, 2015, the Corporation recorded a $1.4 million negative loan loss provision compared to a $50,000 negative loan loss provision recorded for the year ended December 31, 2014. The negative provision reflects the continued improvement in the credit quality of the portfolio as well as the recording of net recoveries of previously charged-off loan balances. The allowance for loan loss was $8.8 million, or 1.68% of total loans as of December 31, 2015 compared to $9.6 million, or 2.01% of total loans a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of net charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonperforming loans decreased from $3.6 million, or 0.76% of total loans, at December 31, 2014 to $1.9 million, or 0.36% of total loans, at December 31, 2015. During the year ended December 31, 2015, the Corporation charged-off $602,000 of loan balances and recovered $1.2 million in previously charged-off loans compared to $1.4 million and $1.1 million, respectively, in the prior year. The allowance for loan losses related to the impaired loans decreased from $920,000 at December 31, 2014 to $719,000 at December 31, 2015.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio. Recent years showed improvement in the economy and the real estate market which is reflected in a reduced level of charge-offs and loan delinquencies. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

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

Noninterest income was $3.5 million for the year ended December 31, 2015 as compared to $3.0 million for the prior year. Noninterest income for the year ended December 31, 2015 included a year over year increase of $132,000 in fees and service charges as a result of changes to the standard amounts assessed on deposit accounts. In addition, gains on sales of mortgage loans reflected an increase of $69,000 for the year ended December 31, 2015, as the Corporation returned to selling the majority of mortgage originations due to current market conditions and commercial loan demand. Noninterest income for the year ended December 31, 2015 included $169,000 of gains on calls and sales of securities as compared to $165,000 for the year ended December 31, 2014. The prior year ended December 31, 2014 included a $241,000 loss from the sale of nonperforming loans. For the year ended December 31, 2015, gains on sales of OREO were $83,000 compared to $63,000 for prior year OREO activity.

Noninterest Expense

For the years ended December 31, 2015 and 2014, total noninterest expense was relatively unchanged at $20.2 million each year. Increases in various expenses were offset by decreases in other expenses. The most significant increase in salaries and employee benefits was in costs for medical benefits as well as 401(k) and profit sharing contributions. A decrease in occupancy expense includes the impact of the closure of a remote drive-up location. An increase in data processing expense is reflective of costs associated with electronic product offerings and maintaining appropriate security.

Income Taxes

Income tax expense totaled $2.3 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively, representing effective tax rates of 35.1% and 31.5%. For the year ended December 31, 2014, tax expense reflects a lower overall projected effective tax rate as a result of our tax exempt income representing a larger percentage of pretax income.

Financial Condition

Total assets at December 31, 2015 were $717.9 million, an increase of $24.3 million, or 3.5%, over the $693.6 million at December 31, 2014. Securities available-for-sale decreased $31.6 million to $93.4 million while securities held to maturity increased $5.6 million to $60.7 million. In order to manage the growth in assets while still assisting in the funding of the loan growth, in early 2015, the Corporation identified and sold approximately $27.8 million of available-for-sale securities with high price volatility. Net loans increased $49.9 million to $517.6 million at December 31, 2015 compared to $467.7 million at December 31, 2014, reflecting improved loan demand. Loans held for sale totaled $1.5 million at December 31, 2015 compared to no loans held for sale at December 31, 2014. Other real estate owned (OREO) decreased $428,000 to $880,000 at December 31, 2015 compared to $1.3 million at December 31, 2014 reflecting the sale of several properties partially offset by one additional foreclosure.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2015, net of allowance for loan losses, totaled $517.6 million, an increase of $49.9 million, or a 10.7% increase over the $467.7 million at December 31, 2014. Residential real estate mortgages increased $5.1 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into the portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $348.7 million, or 66.2% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $53.4 million from $295.3 million, or 61.9% of the total loan portfolio at December 31, 2014. Commercial loans decreased $11.0 million to $64.9 million, representing 12.3% of the total loan portfolio. Consumer installment loans and home equity loans increased $1.6 million, partially attributable to borrowers protecting a low interest rate on their first lien and taking advantage of low interest rates by using the equity in the home to borrow against.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2015, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Real estate mortgage:
Residential (1)	$82,955	$77,836	$77,540	$67,200	$54,946
Commercial (1)	348,724	295,278	256,480	252,087	259,462

Commercial loans	64,860	75,852	73,890	89,414	102,500

Consumer loans:
Installment (2)	10,262	12,174	13,327	16,544	21,310
Home equity	19,425	15,950	12,538	14,912	17,889
Other	251	230	234	266	306

Total gross loans	526,477	477,320	434,009	440,423	456,413
Less: Allowance for loan losses	8,823	9,602	9,915	10,641	11,604
Deferred loan (fees) costs	98	19	(168)	(50)	6
Net loans	$517,556	$467,699	$424,262	$429,832	$444,803

(1) Includes construction loans

(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2015 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

		After 1 Year But	After 5
	Within 1 Year	Within 5 Years	Years	Total
	(In thousands)

Real estate mortgage	$5,036	$26,708	$399,935	$431,679
Commercial	27,595	17,214	20,051	64,860
Consumer	160	3,015	26,763	29,938
Total gross loans	$32,791	$46,937	$446,749	$526,477

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2015, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined	Adjustable
	Rates	Rates	Total
	(In thousands)

Real estate mortgage	$90,552	$336,091	$426,643
Commercial	15,393	21,872	37,265
Consumer	10,600	19,178	29,778
Total gross loans	$116,545	$377,141	$493,686

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

Management continually reviews and makes enhancements, as appropriate, to its process over measuring the general portion of the allowance for loan losses. In connection with its periodic risk assessment and monitoring process, the Corporation re-evaluated a number of assumptions supporting the methodology, including the look-back period used to evaluate the historical loss factors for its portfolios, as well as performing a study of its loss emergence period ("LEP") data. As a result of this review, management updated a number of assumptions, including lengthening the look back period for all loan portfolios as well as the LEP for certain portfolios. Given these changes to the quantitative methodology, management reassessed its qualitative and environmental factors to align with the revised model assumptions. These changes had no material impact on the overall allowance.

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $8.8 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2015.

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

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans (1):
Construction	$—	$—	$—	$3,080	$8,092
Residential real estate	—	96	755	413	779
Commercial real estate	484	1,284	6,592	10,083	9,302
Commercial	1,314	1,923	2,255	3,635	8,672
Consumer	84	325	617	800	891
Total nonaccrual loans	1,882	3,628	10,219	18,011	27,736

Loans past due ninety days or more
and accruing: (2)
Commercial	—	—	—	237	—
Total loans past due ninety days or
more and accruing	—	—	—	237	—

Total nonperforming loans	1,882	3,628	10,219	18,248	27,736
Other real estate owned	880	1,308	451	1,058	5,288
Total nonperforming assets	$2,762	$4,936	$10,670	$19,306	$33,024

Allowance for loan losses	$8,823	$9,602	$9,915	$10,641	$11,604

Nonaccrual loans to total gross loans (3)	0.36%	0.76%	2.34%	4.09%	6.08%

Nonperforming loans to total gross loans (3)	0.36%	0.76%	2.34%	4.14%	6.08%

Nonperforming assets to total assets	0.38%	0.71%	1.58%	2.80%	4.66%

Allowance for loan losses to nonperforming loans	468.81%	264.66%	97.03%	58.31%	41.84%

(1)	Restructured loans classified in the nonaccrual category totaled $552,000, $824,000, $1.4 million, $1.3 million, and $9.1 million, for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(2)	There were no restructured loans classified in the past due 90 days or more and accruing for any years presented.
(3)	Gross loans includes $2.8 million of loans held for sale at December 31, 2014.

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

At December 31, 2015, the nonaccrual loans were comprised of 11 loans, primarily commercial real estate loans and commercial loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

As of December 31, 2015, nonaccrual loans have decreased over 48% since December 31, 2014 to $1.9 million. The decrease reflects payments received, payoffs, charge-offs and loans returned to an accrual status, partially offset by a small number of new nonaccrual loans. The ratio of allowance for loan losses to nonperforming loans increased to 468.81% at December 31, 2015 from 264.66% at December 31, 2014. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that the Corporation has identified with these nonperforming loans. This metric reflects the effect of the decrease in nonaccrual loans partially offset by a decline in the allowance for loan losses.

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

For loans not included in nonperforming loans, at December 31, 2015, the level of loans past due 30-89 days was $1.0 million, a decrease of $100,000 from $1.1 million at December 31, 2014. We will continue to monitor delinquencies for early identification of new problem loans.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent imprecision of the overall loss estimation process for items that may not be fully captured in the Corporation’s loss history or the qualitative factors. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. The Corporation continues to refine and enhance, as appropriate, its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined. During the year ended December 31, 2015, the Corporation decreased its unallocated allowance for loan losses by $277,000. Management believes that the reduction in unallocated reserves at December 31, 2015 is appropriate as, in addition to the above discussion, the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the year ended December 31, 2015, a negative provision for loan loss was recorded in the amount of $1.4 million. For the year ended December 31, 2014, a negative provision for loan loss was recorded in the amount of $50,000. The recording of a negative provision for the current year is reflective of both the recording of recoveries of past chargeoffs and a reduction in the level of nonaccrual loans. The total allowance for loan losses of $8.8 million represented 1.68% of total gross loans at December 31, 2015 compared to $9.6 million or a ratio of 2.01% at December 31, 2014.

At December 31, 2015 and 2014, the Corporation had $10.2 million and $12.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $9.7 million and $12.0 million were performing in accordance with their new terms at December 31, 2015 and 2014, respectively, and not included in the table above. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $708,000 and $868,000 have been allocated for the troubled debt restructurings at December 31, 2015 and 2014, respectively. As of December 31, 2015, the Corporation had committed $138,000 of additional funds to a single customer with an outstanding construction loan that is classified as a troubled debt restructuring. There were no committed funds at December 31, 2014.

The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. These loans included two loan relationships at December 31, 2015 totaling $5.2 million and two loan relationships at December 31, 2014 totaling $5.3 million.

For the year ended December 31, 2015, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $721,000, of which $535,000 was included in interest income for the year ended December 31, 2015.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the year ended December 31, 2015, net recoveries were $596,000 compared to net charge-offs of $263,000 for the year ended December 31, 2014. The net charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. While regular monthly payments continue to be made on many of the nonaccrual loans, certain charge-offs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Management believes the charge-off of these loan balances against reserves provides a clearer indication of the value of nonaccrual loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

As of December 31, 2015, there were $6.5 million of other loans not included in the preceding table, compared to $11.3 million at December 31, 2014, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$9,602	$9,915	$10,641	$11,604	$8,490

Loans charged-off:
Construction	—	—	23	394	839
Residential real estate	—	7	83	21	112
Commercial real estate	—	1,110	3,786	3,577	1,911
Commercial	600	262	984	7,144	4,603
Consumer	2	6	145	74	304
Total loans charged-off	602	1,385	5,021	11,210	7,769

Recoveries of loans previously charged-off:
Construction	552	48	26	6	3
Residential real estate	26	—	—	—	—
Commercial real estate	151	858	112	—	—
Commercial	465	216	355	240	29
Consumer	4	—	27	6	6
Total recoveries of loans previously charged-off	1,198	1,122	520	252	38

Net loans charged-off	(596)	263	4,501	10,958	7,731
Provisions charged to operations	(1,375)	(50)	3,775	9,995	10,845
Balance at end of period	$8,823	$9,602	$9,915	$10,641	$11,604

Net charge-offs during the period to average loans
outstanding during the period	-0.12%	0.06%	1.02%	2.44%	1.67%

Balance of allowance for loan losses at the end of
year to gross year end loans	1.68%	2.01%	2.28%	2.42%	2.54%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		to Total		to Total		to Total		to Total		to Total
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
	(Dollars in thousands)
Real estate -
residential	$109	15.8%	$142	16.3%	$460	17.9%	$308	15.3%	$303	12.0%
Real estate -
commercial	4,774	66.2%	5,017	61.9%	5,782	59.1%	5,105	57.2%	5,423	56.8%
Commercial	3,698	12.3%	3,854	15.9%	3,373	17.0%	4,832	20.3%	5,368	22.5%
Consumer	121	5.7%	191	5.9%	291	6.0%	355	7.2%	500	8.7%
Unallocated	121	—%	398	—%	9	—%	41	—%	10	—%
Total allowance
for loan losses	$8,823	100.0%	$9,602	100.0%	$9,915	100.0%	$10,641	100.0%	$11,604	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. Treasury, U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale decreased to $93.4 million at December 31, 2015, from $124.9 million at December 31, 2014, a decrease of $31.6 million, or 25.3%. Securities held to maturity increased $5.6 million, or 10.2%, to $60.7 million at December 31, 2015 from $55.1 million at December 31, 2014.

The change in securities available-for-sale for the year ended December 31, 2015 includes the sale of $26.7 million of U.S. government and agency obligations and mortgage-backed securities transacted to provide funding for a growing loan portfolio.

The changes in available-for-sale and held to maturity securities for the year ended December 31, 2014 is primarily attributed to a $24.0 million transfer of previously-designated available-for-sale securities to a held to maturity designation at fair value. In accordance with Accounting Standards Codification 320, Investment – Debt and Equity Securities, the Corporation is required at each balance sheet due date to reassess the classification of each security held. The reclassification which occurred during the three months ended June 30, 2014 is permitted as the Corporation has appropriately determined the ability and intent to now hold these securities as an investment, until maturity or call. The securities were transferred at fair value to the held to maturity portfolio to protect our tangible common equity against rising interest rates and to appropriately align the mix of securities within held to maturity and available-for-sale. The securities transferred had a net loss of $742,000 that is reflected in accumulated other comprehensive loss on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2015		2014		2013
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored agencies	$30,954	33.2%	$30,274	24.2%	$38,692	23.0%
Obligation of state and
political subdivisions	1,410	1.5%	1,400	1.1%	1,358	0.8%
Mortgage-backed securities-residential	45,237	48.4%	76,743	61.5%	112,235	66.7%
Asset-backed securities (a)	9,701	10.4%	9,915	7.9%	9,836	5.8%
Corporate debt	2,419	2.6%	2,997	2.4%	2,885	1.7%
Other equity investments	3,633	3.9%	3,589	2.9%	3,405	2.0%
Total	$93,354	100.0%	$124,918	100.0%	$168,411	100.0%

Securities held to maturity:
U.S. Treasury	$999	1.6%	$—	0.0%	$—	0.0%
U.S. government-sponsored agencies	15,109	24.9%	11,962	21.7%	258	1.0%
Obligations of state and political
subdivisions	11,219	18.5%	15,636	28.4%	20,642	79.5%
Mortgage-backed securities-residential	33,411	55.0%	27,499	49.9%	5,064	19.5%
Total	$60,738	100.0%	$55,097	100.0%	$25,964	100.0%

(a)	Collateralized by student loans

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2015. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Carrying value	$—	$10,982	$13,159	$6,813	$30,954
Yield	0.00%	1.41%	2.01%	1.82%	1.76%
Obligations of state and
political subdivisions:
Carrying value	—	403	1,007	—	1,410
Yield	0.00%	1.35%	1.79%	0.00%	1.66%
Corporate debt:
Carrying value	—	1,487	932	—	2,419
Yield	0.00%	1.32%	1.07%	0.00%	1.22%
Total carrying value	$—	$12,872	$15,098	$6,813	$34,783
Weighted average yield	0.00%	1.40%	1.94%	1.82%	1.72%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2015. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

			After
		After 1 Year	5 Years
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$—	$999	$—	$—	$999
Yield	0.00%	1.41%	0.00%	0.00%	1.41%
U.S. government-sponsored agencies:
Carrying value	—	3,262	10,900	947	15,109
Yield	0.00%	2.28%	2.41%	3.35%	2.44%
Obligations of state and
political subdivisions:
Carrying value	2,655	7,356	1,208	—	11,219
Yield	3.75%	3.73%	4.00%	0.00%	3.76%
Total carrying value	$2,655	$11,617	$12,108	$947	$27,327
Weighted average yield	3.75%	3.12%	2.57%	3.35%	2.94%

Deposits

The Corporation had deposits at December 31, 2015 totaling $604.8 million, an increase of $48.3 million, or 8.7%, over the comparable period of 2014, when deposits totaled $556.5 million. The Corporation relied on its branch network and current competitive products and services to grow deposits during 2015. Included in deposit balances were $7.8 million of brokered certificates of deposit at December 31, 2015 compared to $10.5 million at December 31, 2014.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Non-interest bearing demand	$147,828	24.5%	$136,721	24.6%	$133,565	23.1%
Interest-bearing demand	228,737	37.8%	210,225	37.8%	227,258	39.4%
Savings deposits	81,836	13.5%	76,422	13.7%	80,280	13.9%
Certificates of deposit	146,352	24.2%	133,108	23.9%	136,488	23.6%
Total	$604,753	100.0%	$556,476	100.0%	$577,591	100.0%

As of December 31, 2015, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Three months or less	$10,067
Four months through six months	13,882
Seven months through twelve months	12,837
Over twelve months	50,046
Total	$86,832

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2015. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

		More than
		Three
	Three	Months
	Months or	Through	After One	Noninterest
	Less	One Year	Year	Sensitive	Total
	(Dollars in thousands)

Assets:
Loans:
Real estate Mortgage	$45,820	$50,161	$335,698	$—	$431,679
Commercial	30,208	9,635	25,017	—	64,860
Consumer	14,844	6,646	8,448	—	29,938
Mortgages held for sale	1,522	—	—	—	1,522
Investment securities (1)	30,197	26,306	100,197	—	156,700
Other assets	179	—	—	33,010	33,189
Total assets	$122,770	$92,748	$469,360	$33,010	$717,888

Source of funds:
Interest-bearing demand	$228,737	$—	$—	$—	$228,737
Savings	81,836	—	—	—	81,836
Certificates of deposit	16,103	45,220	85,029	—	146,352
FHLB of NYC advances	—	10,000	30,000	—	40,000
Subordinated Debentures	—	—	23,186	—	23,186
Other liabilities	—	—	—	150,204	150,204
Shareholders' equity	—	—	—	47,573	47,573
Total source of funds	$326,676	$55,220	$138,215	$197,777	$717,888

Interest rate sensitivity gap	$(203,906)	$37,528	$331,145	$(164,767)

Cumulative interest rate sensitivity gap	$(203,906)	$(166,378)	$164,767	$—

(1) Includes securities held to maturity, securities available-for sale and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2015, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 1.9%, or $466,000, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 7.8% or $1.9 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2015	2014
	(In thousands)

Cash and cash equivalents - beginning	$10,086	$17,405
Operating activities:
Net income	4,200	3,085
Adjustments to reconcile net income
to net cash provided by operating activities	(2,999)	6,304
Net cash provided by operating activities	1,201	9,389
Net cash used in investing activities	(22,102)	(29,196)
Net cash provided by financing activities	21,725	12,488
Net increase (decrease) in cash and cash equivalents	824	(7,319)
Cash and cash equivalents - ending	$10,910	$10,086

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)
Contractual obligations
Operating lease obligations	$4,182	$677	$1,232	$931	$1,342
Total contracted cost obligations	$4,182	$677	$1,232	$931	$1,342

Other long-term liabilities/long-term debt
Time deposits	$146,352	$61,178	$60,810	$24,364	$—
Federal Home Loan Bank advances	40,000	10,000	30,000	—	—
Subordinated Debentures	7,217	7,217	—	—	—
Subordinated Notes	15,969	—	—	—	15,969
Total other long-term liabilities/long-term debt	$209,538	$78,395	$90,810	$24,364	$15,969

Other commitments - off balance sheet
Letters of credit	$485	$433	$—	$—	$52
Commitments to extend credit	8,915	8,915	—	—	—
Unused lines of credit	74,562	74,562	—	—	—
Total off balance sheet arrangements and
contractual obligations	$83,962	$83,910	$—	$—	$52

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2015 and 2014, the borrowing capacity at the Discount Window was $5.0 million. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2015 and 2014.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $485,000 in commitments under standby and commercial letters of credit, approximately $433,000 expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2015, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.4 million at fixed rates averaging 3.20%. Approximately $276,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $7.0 million were extended with variable rates averaging 3.74% and approximately $469,000 extended at fixed rates averaging 4.15%. Generally, commitments were due to expire within approximately 30 days.

The unused lines of credit consist of $21.1 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.3 million relating to an unsecured overdraft protection program, and $49.2 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

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

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2015.

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Tier 1 Leverage ratio
Corporation	7.67%	4.00%	N/A
Bank	9.47%	4.00%	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.41%	4.50%	6.50%
Tier 1
Corporation	10.16%	4.00%	N/A
Bank	12.41%	6.00%	8.00%
Total
Corporation	14.34%	8.00%	N/A
Bank	13.67%	8.00%	10.00%

As discussed previously and in Note 8 to the unaudited consolidated financial statements, on August 28, 2015, the Corporation completed a private placement of Subordinated Notes. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semiannually, over their term. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Using the net proceeds of the Subordinated Notes issued by the Corporation on August 28, 2015 to certain institutional accredited investors, on September 1, 2015, the Corporation repurchased from the U.S. Department of the Treasury (“Treasury”) all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash, plus approximately $114,000 of accrued dividends. The Series B Preferred Shares were issued to Treasury on September 1, 2011 pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury in connection with the Corporation’s participation in Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion. The Series B Preferred Shares qualified as Tier 1 for regulatory purposes.

The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and become fixed at 9%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stewardship Financial Corporation and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary (the Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 24, 2016

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2015	2014

Assets
Cash and due from banks	$10,731,000	$9,849,000
Other interest-earning assets	179,000	237,000
Cash and cash equivalents	10,910,000	10,086,000

Securities available-for-sale	93,354,000	124,918,000
Securities held to maturity; estimated fair value of $61,281,000 (2015)
and $56,223,000 (2014)	60,738,000	55,097,000
Federal Home Loan Bank of New York stock, at cost	2,608,000	3,777,000
Loans held for sale	1,522,000	—
Loans, net of allowance for loan losses of $8,823,000 (2015)
and $9,602,000 (2014)	517,556,000	467,699,000
Premises and equipment, net	6,799,000	6,577,000
Accrued interest receivable	1,967,000	1,994,000
Other real estate owned, net	880,000	1,308,000
Bank owned life insurance	14,111,000	13,708,000
Other assets	7,443,000	8,387,000
Total assets	$717,888,000	$693,551,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$147,828,000	$136,721,000
Interest-bearing	456,925,000	419,755,000
Total deposits	604,753,000	556,476,000

Federal Home Loan Bank of New York advances	40,000,000	66,700,000
Subordinated Debentures and Subordinated Notes	23,186,000	7,217,000
Accrued interest payable	791,000	308,000
Accrued expenses and other liabilities	1,585,000	3,881,000
Total liabilities	670,315,000	634,582,000

Shareholders' equity
Preferred stock, no par value; 2,500,000 shares authorized;
15,000 and outstanding at December 31, 2014
Liquidation preference of $15,000,000	—	14,984,000
Common stock, no par value; 10,000,000 shares authorized;
6,085,528 and 6,034,933 shares issued and outstanding
at December 31, 2015, and 2014, respectively	41,410,000	41,125,000
Retained earnings	7,008,000	3,817,000
Accumulated other comprehensive (loss), net	(845,000)	(957,000)
Total Shareholders' equity	47,573,000	58,969,000

Total liabilities and Shareholders' equity	$717,888,000	$693,551,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2015	2014
Interest income:
Loans	$22,644,000	$21,119,000
Securities held to maturity:
Taxable	933,000	580,000
Nontaxable	471,000	648,000
Securities available-for-sale:
Taxable	1,374,000	2,444,000
Nontaxable	24,000	24,000
FHLB dividends	123,000	94,000
Other interest-earning assets	40,000	25,000
Total interest income	25,609,000	24,934,000

Interest expense:
Deposits	2,068,000	1,807,000
Repurchase agreements	—	254,000
FHLB-NY borrowings	850,000	642,000
Subordinated Debentures and Subordinated Notes	908,000	504,000
Total interest expense	3,826,000	3,207,000
Net interest income before provision for loan losses	21,783,000	21,727,000
Provision for loan losses	(1,375,000)	(50,000)
Net interest income after provision for loan losses	23,158,000	21,777,000

Noninterest income:
Fees and service charges	2,135,000	2,003,000
Bank owned life insurance	403,000	405,000
Gain on calls and sales of securities, net	169,000	165,000
Gain on sales of mortgage loans	141,000	72,000
Loss on sale of loans	—	(241,000)
Gain on sale of other real estate owned	83,000	63,000
Miscellaneous	562,000	493,000
Total noninterest income	3,493,000	2,960,000

Noninterest expenses:
Salaries and employee benefits	10,900,000	10,597,000
Occupancy, net	1,739,000	1,934,000
Equipment	655,000	687,000
Data processing	1,847,000	1,702,000
Advertising	839,000	820,000
FDIC insurance premium	423,000	580,000
Charitable contributions	290,000	180,000
Stationery and supplies	155,000	212,000
Legal	320,000	430,000
Bank-card related services	528,000	517,000
Other real estate owned	298,000	430,000
Miscellaneous	2,185,000	2,144,000
Total noninterest expenses	20,179,000	20,233,000
Income before income tax expense	6,472,000	4,504,000
Income tax expense	2,272,000	1,419,000
Net income	4,200,000	3,085,000
Dividends on preferred stock	456,000	683,000
Net income available to common shareholders	$3,744,000	$2,402,000

Basic and diluted earnings per common share	$0.62	$0.40

Weighted average number of basic and diluted common shares outstanding	6,077,657	6,003,814

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014

Net income	$4,200,000	$3,085,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities
available-for-sale arising during the period	(116,000)	3,162,000
Reclassification adjustment for gains in net income	(102,000)	(99,000)
Unrealized loss on securities reclassifed from available-for-
sale to held to maturity	—	(457,000)
Accretion of unrealized loss on securities reclassified to
held to maturity	179,000	80,000
Change in fair value of interest rate swap in a cash flow hedging relationship	151,000	147,000

Total other comprehensive income	112,000	2,833,000

Total comprehensive income	$4,312,000	$5,918,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2015 and 2014
					Accumulated
					Other
					Compre-hensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance – January 1, 2014	$14,974,000	5,943,767	$40,690,000	$1,905,000	$(3,790,000)	$53,779,000
Cash dividends declared ($0.05 per share)	—	—	—	(300,000)	—	(300,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(683,000)	—	(683,000)
Common stock issued under dividend reinvestment plan	—	8,589	37,000	—	—	37,000
Common stock issued under stock plans	—	32,916	151,000	—	—	151,000
Issuance of restricted stock	—	49,661	249,000	(249,000)	—	—
Amortization of restricted stock	—	—	—	69,000	—	69,000
Amortization of issuance costs	10,000	—	—	(10,000)	—	—
Net income	—	—	—	3,085,000	—	3,085,000
Other comprehensive loss	—	—	—	—	2,833,000	2,833,000

Balance -- December 31, 2014	14,984,000	6,034,933	41,125,000	3,817,000	(957,000)	58,969,000
Cash dividends declared ($0.08 per share)	—	—	—	(486,000)	—	(486,000)
Payment of discount on dividend reinvestment plan	—	—	(3,000)	—	—	(3,000)
Cash dividends declared on preferred stock	—	—	—	(456,000)	—	(456,000)
Common stock issued under dividend reinvestment plan	—	10,821	59,000	—	—	59,000
Common stock issued under stock plans	—	14,483	83,000	—	—	83,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock	—	—	—	127,000	—	127,000
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Restricted stock forfeited	—	(25,683)	(136,000)	101,000	—	(35,000)
Amortization of issuance costs	16,000	—	—	(16,000)	—	—
Repurchase of SBLF preferred stock	(15,000,000)	—	—	—	—	(15,000,000)
Net income	—	—	—	4,200,000	—	4,200,000
Other comprehensive income	—	—	—	—	112,000	112,000

Balance -- December 31, 2015	$—	6,085,528	$41,410,000	$7,008,000	$(845,000)	$47,573,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,200,000	$3,085,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	392,000	420,000
Amortization of premiums and accretion of discounts, net	670,000	943,000
Amortization of restricted stock, net of forfeitures	92,000	69,000
Amortization of Subordinated Notes issuance cost	21,000	—
Accretion of deferred loan fees	102,000	42,000
Provision for loan losses	(1,375,000)	(50,000)
Originations of mortgage loans held for sale	(10,764,000)	(4,608,000)
Proceeds from sale of mortgage loans	9,383,000	4,680,000
Proceeds from sale of loans	—	2,559,000
Gain on sales of mortgage loans	(141,000)	(72,000)
Loss on sale of loans	—	241,000
Gain on sales and calls of securities	(169,000)	(165,000)
Gain on sale of other real estate owned	(83,000)	(63,000)
Deferred income tax expense	517,000	626,000
Decrease in accrued interest receivable	27,000	72,000
Increase (decrease) in accrued interest payable	483,000	(93,000)
Earnings on bank owned life insurance	(403,000)	(405,000)
Decrease in other assets	395,000	300,000
Increase (decrease) in other liabilities	(2,146,000)	1,808,000
Net cash provided by operating activities	1,201,000	9,389,000

Cash flows from investing activities:
Purchase of securities available-for-sale	(13,404,000)	(6,319,000)
Proceeds from maturities and principal repayments on
securities available-for-sale	12,458,000	18,247,000
Proceeds from sales and calls on securities available-for-sale	31,845,000	11,155,000
Purchase of securities held to maturity	(22,944,000)	(12,940,000)
Proceeds from maturities and principal repayments on securities held to maturity	9,144,000	7,824,000
Proceeds from calls on securities held to maturity	8,250,000	—
(Purchase) Sale of FHLB-NY stock	1,169,000	(1,644,000)
Net increase in loans	(49,464,000)	(45,869,000)
Proceeds from sale of other real estate owned	1,458,000	1,608,000
Additions to premises and equipment	(614,000)	(1,258,000)
Net cash used in investing activities	(22,102,000)	(29,196,000)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	11,107,000	3,156,000
Net increase (decrease) in interest-bearing deposits	37,170,000	(24,271,000)
Net increase in long term borrowings	—	15,000,000
Net decrease in securities sold under agreements to repurchase	—	(7,300,000)
Net increase (decrease) in short term borrowings	(26,700,000)	26,700,000
Cash dividends paid on common stock	(486,000)	(300,000)
Cash dividends paid on preferred stock	(456,000)	(683,000)
Redemption of SBLF	(15,000,000)	—
Payment of discount on dividend reinvestment plan	(3,000)	(2,000)
Proceeds from issuance of Subordinated Notes	15,948,000	—
Issuance of common stock	142,000	188,000
Tax benefit from restricted stock vesting	3,000	—
Net cash provided by financing activities	21,725,000	12,488,000

Net increase (decrease) in cash and cash equivalents	824,000	(7,319,000)
Cash and cash equivalents - beginning	10,086,000	17,405,000
Cash and cash equivalents - ending	$10,910,000	$10,086,000

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,342,000	$3,300,000
Cash paid during the year for income taxes	$2,301,000	$358,000
Reclassification of securities available-for-sale to held-to-maturity	$—	$24,022,000
Transfers from loans to other real estate owned	$880,000	$2,440,000

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

Basis of consolidated financial statements presentation

The consolidated financial statements of the Corporation have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the financial statements and the disclosures provided. The estimate of the allowance for loan losses and the valuation of deferred tax assets are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from those estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available-for-sale, accretion of losses related to securities transferred from available-for-sale to held to maturity, and unrealized gains or losses on cash flow hedges, net of tax, which are also recognized as separate components of equity.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2015 the Bank could have paid dividends totaling approximately $6.8 million. At December 31, 2015, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.

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

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. This documentation includes linking the fair value of the cash flow hedge to the Subordinated Debentures on the balance sheet. The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument used is highly effective in offsetting changes in cash flows of the Subordinated Debentures.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years, including interim periods, beginning after December 15, 2017. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation intends to adopt the accounting standard during the first quarter of 2018, and is currently evaluating the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2015-03 is permitted. The Corporation is currently assessing the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

Note 2. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$31,266,000	$81,000	$393,000	$30,954,000
Obligations of state and political subdivisions	1,409,000	2,000	1,000	1,410,000
Mortgage-backed securities-residential	45,520,000	213,000	496,000	45,237,000
Asset-backed securities (a)	9,877,000	—	176,000	9,701,000
Corporate debt	2,500,000	—	81,000	2,419,000

Total debt securities	90,572,000	296,000	1,147,000	89,721,000
Other equity investments	3,778,000	—	145,000	3,633,000
	$94,350,000	$296,000	$1,292,000	$93,354,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$30,701,000	$94,000	$521,000	$30,274,000
Obligations of state and political subdivisions	1,420,000	2,000	22,000	1,400,000
Mortgage-backed securities-residential	76,894,000	521,000	672,000	76,743,000
Asset-backed securities (a)	9,874,000	57,000	16,000	9,915,000
Corporate debt	2,998,000	6,000	7,000	2,997,000

Total debt securities	121,887,000	680,000	1,238,000	121,329,000
Other equity investments	3,664,000	—	75,000	3,589,000
	$125,551,000	$680,000	$1,313,000	$124,918,000

 (a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2015 and 2014 were $31,845,000 and $11,155,000, respectively. There were gross gains totaling $213,000 and gross losses totaling $61,000 realized on sales or calls during the year ended December 31, 2015. There were gross gains totaling $165,000 and no gross losses realized on sales or calls during the year ended December 31, 2014.

The fair value of available-for-sale securities pledged to secure public deposits for the years ended December 31, 2015 and 2014 was $1,012,000 and $670,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$999,000	$—	$11,000	$988,000
U.S. government-sponsored agencies	15,109,000	132,000	24,000	15,217,000
Obligations of state and political subdivisions	11,219,000	268,000	—	11,487,000
Mortgage-backed securities-residential	33,411,000	295,000	117,000	33,589,000
	$60,738,000	$695,000	$152,000	$61,281,000

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored agencies	11,962,000	177,000	—	12,139,000
Obligations of state and political subdivisions	15,636,000	514,000	—	16,150,000
Mortgage-backed securities-residential	27,499,000	511,000	66,000	27,944,000
	$55,097,000	$1,202,000	$66,000	$56,233,000

Cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2015 were $8,250,000. There were no cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2014. There were gross gains totaling $17,000 and no gross losses realized from calls during the year ended December 31, 2015. There were no gross gains and no gross losses realized from calls for the year ended December 31, 2014.

The fair value of held to maturity securities pledged to secure public deposits for the years ended December 31, 2015 and 2014 was $581,000 and $751,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year end 2015 and 2014, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

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

	December 31, 2015
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$—	$—
After one year, but within five years	12,986,000	12,872,000
After five years, but within ten years	15,183,000	15,098,000
After ten years	7,006,000	6,813,000
Mortgage-backed securities - residential	45,520,000	45,237,000
Asset-backed securities	9,877,000	9,701,000
Total	$90,572,000	$89,721,000

Held to maturity
Within one year	$2,655,000	$2,698,000
After one year, but within five years	11,617,000	11,845,000
After five years, but within ten years	12,108,000	12,180,000
After ten years	947,000	969,000
Mortgage-backed securities - residential	33,411,000	33,589,000
Total	$60,738,000	$61,281,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2015 and 2014, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2015 and 2014.

Available-for-Sale
December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$18,396,000	$(183,000)	$7,296,000	$(210,000)	$25,692,000	$(393,000)
Obligations of state and
political subdivisions	984,000	(1,000)	—	—	984,000	(1,000)
Mortgage-backed
securities - residential	8,599,000	(69,000)	16,278,000	(427,000)	24,877,000	(496,000)
Asset-backed securities	6,791,000	(56,000)	2,910,000	(120,000)	9,701,000	(176,000)
Corporate debt	—	—	1,419,000	(81,000)	1,419,000	(81,000)
Other equity investments	—	—	3,573,000	(145,000)	3,573,000	(145,000)
Total temporarily
impaired securities	$34,770,000	$(309,000)	$31,476,000	$(983,000)	$66,246,000	$(1,292,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$—	$—	$23,750,000	$(521,000)	$23,750,000	$(521,000)
Obligations of state and
political subdivisions	—	—	992,000	(22,000)	992,000	(22,000)
Mortgage-backed
securities - residential	5,985,000	(22,000)	30,445,000	(650,000)	36,430,000	(672,000)
Asset-backed securities	3,022,000	(16,000)	—	—	3,022,000	(16,000)
Corporate debt	—	—	1,494,000	(7,000)	1,494,000	(7,000)
Other equity investments	—	—	3,529,000	(75,000)	3,529,000	(75,000)
Total temporarily
impaired securities	$9,007,000	$(38,000)	$60,210,000	$(1,275,000)	$69,217,000	$(1,313,000)

Held to Maturity
December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$988,000	$(11,000)	$—	$—	$988,000	$(11,000)
U.S. government-
sponsored agencies	4,955,000	(24,000)	—	—	4,955,000	(24,000)
Mortgage-backed
securities - residential	15,183,000	(90,000)	1,066,000	(27,000)	16,249,000	(117,000)
Total temporarily
impaired securities	$21,126,000	$(125,000)	$1,066,000	$(27,000)	$22,192,000	$(152,000)

December 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	—	—	—	—	—	—
Mortgage-backed
securities - residential	8,788,000	(66,000)	—	—	8,788,000	(66,000)
Total temporarily
impaired securities	$8,788,000	$(66,000)	$—	$—	$8,788,000	$(66,000)

Other-Than-Temporary-Impairment

At December 31, 2015, there were available-for-sale investments comprising five U.S. government-sponsored agency securities, seventeen mortgage-backed securities, one asset-backed security, two corporate debt securities, and an other equity investments security in a continuous loss position for twelve months or longer. There were held to maturity investments consisting of two mortgage-backed securities in a continuous loss position for twelve months or longer at December 31, 2015. Management has assessed the securities that were in an unrealized loss position at December 31, 2015 and 2014 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2015 and 2014, respectively, the loan portfolio consisted of the following:

	December 31,
	2015	2014

Commercial:
Secured by real estate	$37,993,000	$46,545,000
Other	26,867,000	29,307,000
Commercial real estate	334,489,000	286,063,000
Commercial construction	4,609,000	4,215,000
Residential real estate	82,955,000	77,836,000
Consumer:
Secured by real estate	29,224,000	27,319,000
Other	580,000	939,000
Government Guaranteed Loans - guaranteed portion	9,626,000	5,000,000
Other	134,000	96,000
Total gross loans	526,477,000	477,320,000

Less: Deferred loan costs (fees), net	98,000	19,000
Allowance for loan losses	8,823,000	9,602,000
	8,921,000	9,621,000

Loans, net	$517,556,000	$467,699,000

During the years ended December 31, 2015 and 2014, the Corporation purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these SBA loans.

At December 31, 2015 and 2014, loan participations sold by the Corporation to other lending institutions totaled approximately $8,527,000 and $12,948,000, respectively. These amounts are not included in the totals presented above.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2015 and 2014, these loans aggregated approximately $2,458,000 and $2,533,000, respectively. During the year ended December 31, 2015, new loans totaling $1,019,000 were granted and repayments totaled approximately $1,094,000. The loans, at December 31, 2015, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2015
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$3,704,000	$129,000	$(600,000)	$465,000	$3,698,000
Commercial real estate	5,017,000	(508,000)	—	151,000	4,660,000
Commercial construction	150,000	(588,000)	—	552,000	114,000
Residential real estate	142,000	(59,000)	—	26,000	109,000
Consumer	189,000	(75,000)	—	4,000	118,000
Other	2,000	3,000	(2,000)	—	3,000
Unallocated	398,000	(277,000)	—	—	121,000
Balance, ending	$9,602,000	$(1,375,000)	$(602,000)	$1,198,000	$8,823,000

	Year Ended December 31, 2014
	Balance	Provision		Recoveries	Balance
	beginning of	charged to	Loans	of loans	end of
	period	operations	charged-off	charged-off	period

Commercial	$3,373,000	$377,000	$(262,000)	$216,000	$3,704,000
Commercial real estate	5,665,000	(396,000)	(1,110,000)	858,000	5,017,000
Commercial construction	117,000	(15,000)	—	48,000	150,000
Residential real estate	460,000	(311,000)	(7,000)	—	142,000
Consumer	288,000	(93,000)	(6,000)	—	189,000
Other	3,000	—	(1,000)	—	2,000
Unallocated	9,000	388,000	1,000	—	398,000
Balance, ending	$9,915,000	$(50,000)	$(1,385,000)	$1,122,000	$9,602,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2015 and 2014:

	December 31, 2015
		Commercial	Commercial	Residential		Gov't	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guarnatee	Loans	Unallocated	Total

Allowance for
loan losses:
Ending
Allowance
balance
attributable
to loans

Individually
evaluated
for
impairment	$81,000	$638,000	$—	$—	$—	$—	$—	$—	$719,000

Collectively
evaluated
for
impairment	3,617,000	4,022,000	114,000	109,000	118,000	—	3,000	121,000	8,104,000

Total ending
allowance
balance	$3,698,000	$4,660,000	$114,000	$109,000	$118,000	$—	$3,000	$121,000	$8,823,000

Loans:
Loans
individually
evaluated
for
impairment	$3,348,000	$8,113,000	$—	$—	$84,000	$—	$—	$—	$11,545,000

Loans
collectively
evaluated
for
impairment	61,512,000	326,376,000	4,609,000	82,955,000	29,720,000	9,626,000	134,000	—	514,932,000

Total ending
Loan balance	$64,860,000	$334,489,000	$4,609,000	$82,955,000	$29,804,000	$9,626,000	$134,000	$—	$526,477,000

	December 31, 2014
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

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

Loans
collectively
evaluated
for
impairment	69,810,000	277,150,000	3,927,000	77,740,000	27,932,000	5,000,000	96,000	—	461,655,000

Total ending
Loan balance	$75,852,000	$286,063,000	$4,215,000	$77,836,000	$28,258,000	$5,000,000	$96,000	$—	$477,320,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2015	2014

Commercial:
Secured by real estate	$1,300,000	$1,923,000
Other	14,000	—
Commercial real estate	484,000	1,284,000
Residential real estate	—	96,000
Consumer:
Secured by real estate	84,000	325,000

Total nonaccrual loans	$1,882,000	$3,628,000

At December 31, 2015 and 2014 there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loans at and for the periods indicated:

	At And For The Year Ended December 31, 2015
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,244,000	$2,729,000		$3,683,000	$156,000
Other	137,000	137,000		61,000	2,000
Commercial real estate	3,245,000	2,885,000		2,890,000	121,000
Commercial construction	—	—		215,000	—
Residential real estate	—	—		74,000	—
Consumer:
Secured by real estate	84,000	84,000		226,000	—

With an allowance recorded:
Commercial:
Secured by real estate	390,000	308,000	$80,000	405,000	14,000
Other	174,000	174,000	1,000	463,000	31,000
Commercial real estate	5,228,000	5,228,000	638,000	5,534,000	211,000
Total impaired loans	$12,502,000	$11,545,000	$719,000	$13,551,000	$535,000

During the year ended December 31, 2015, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2014
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$5,997,000	$4,838,000		$5,443,000	$225,000
Other	66,000	58,000		65,000	3,000
Commercial real estate	4,609,000	3,279,000		6,755,000	155,000
Commercial construction	652,000	288,000		517,000	71,000
Residential real estate	132,000	96,000		526,000	—
Consumer:
Secured by real estate	333,000	326,000		506,000	—

With an allowance recorded:
Commercial:
Secured by real estate	458,000	436,000	$213,000	437,000	16,000
Other	713,000	710,000	10,000	750,000	44,000
Commercial real estate	5,643,000	5,634,000	697,000	3,922,000	233,000
Commercial construction	—	—	—	420,000	—
Total impaired loans	$18,603,000	$15,665,000	$920,000	$19,341,000	$747,000

During the year ended December 31, 2014, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and 2014. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2015
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$—	$—	$1,011,000	$1,011,000	$36,982,000	$37,993,000
Other	—	—	—	—	26,867,000	26,867,000
Commercial real
estate	271,000	—	—	271,000	334,218,000	334,489,000
Commercial construction	—	—	—	—	4,609,000	4,609,000
Residential real
estate	—	—	—	—	82,955,000	82,955,000
Consumer:
Secured by
real estate	112,000	—	41,000	153,000	29,071,000	29,224,000
Other	—	—	—	—	580,000	580,000
Government guarantee	—	—	—	—	9,626,000	9,626,000
Other	—	—	—	—	134,000	134,000
Total	$383,000	$—	$1,052,000	$1,435,000	$525,042,000	$526,477,000

	December 31, 2014
			Greater than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total

Commercial:
Secured by
real estate	$546,000	$—	$1,508,000	$2,054,000	$44,491,000	$46,545,000
Other	225,000	—	—	225,000	29,082,000	29,307,000
Commercial real
estate	—	330,000	836,000	1,166,000	284,897,000	286,063,000
Commercial construction	—	—	—	—	4,215,000	4,215,000
Residential real
estate	—	—	—	—	77,836,000	77,836,000
Consumer:
Secured by
real estate	—	—	249,000	249,000	27,070,000	27,319,000
Other	—	—	—	—	939,000	939,000
SBA	—	—	—	—	5,000,000	5,000,000
Other	—	—	—	—	96,000	96,000
Total	$771,000	$330,000	$2,593,000	$3,694,000	$473,626,000	$477,320,000

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty necessitating a restructuring, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Corporation’s internal underwriting policy. A loan is considered to be in payment default once it is contractually 90 days past due under the modified terms.

At December 31, 2015 and 2014, the Corporation had $10.2 million and $12.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $9.7 million and $12.0 million were performing in accordance with their new terms at December 31, 2015 and 2014, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $708,000 and $868,000 have been allocated for the troubled debt restructurings at December 31, 2015 and 2014, respectively. As of December 31, 2015, the Corporation had committed $138,000 of additional funds to a single customer with an outstanding commercial line that is classified as a troubled debt restructuring. There were no committed amounts at December 31, 2014.

There were no new loans classified as troubled debt restructuring during the year ended December 31, 2015. The following table presents loans by class that were modified as troubled debt restructurings that occurred during the year ended December 31, 2014:

	December 31, 2014
		Pre-	Post-
	Number	Modification	Modification
	of	Recorded	Recorded
	Loans	Investment	Investment

Commercial:
Secured by real estate	2	$252,000	$252,000
Commercial real estate	1	111,000	111,000
Total	3	$363,000	$363,000

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

For the year ended December 31, 2015, there was a net decrease in the allowance for loan losses of $161,000 related to troubled debt restructurings. For the year ended December 31, 2014, the troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $587,000. There were no charge-offs in 2015 or 2014 related to these troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2015 and 2014, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$35,263,000	$1,431,000	$1,299,000	$—	$—	$37,993,000
Other	25,725,000	745,000	397,000	—	—	26,867,000
Commercial real estate	326,737,000	4,034,000	3,718,000	—	—	334,489,000
Commercial construction	4,609,000	—	—	—	—	4,609,000
Total	$392,334,000	$6,210,000	$5,414,000	$—	$—	$403,958,000

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$41,091,000	$3,531,000	$1,923,000	$—	$—	$46,545,000
Other	27,903,000	616,000	788,000	—	—	29,307,000
Commercial real estate	274,788,000	5,521,000	5,754,000	—	—	286,063,000
Commercial construction	2,709,000	1,506,000	—	—	—	4,215,000
Total	$346,491,000	$11,174,000	$8,465,000	$—	$—	$366,130,000

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2015 and 2014.

	December 31, 2015
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$82,415,000	$540,000	$82,955,000
Consumer:
Secured by real estate	27,730,000	1,494,000	29,224,000
Other	578,000	2,000	580,000
Total	$110,723,000	$2,036,000	$112,759,000

	December 31, 2014
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$77,740,000	$96,000	$77,836,000
Consumer:
Secured by real estate	25,867,000	1,452,000	27,319,000
Other	930,000	9,000	939,000
Total	$104,537,000	$1,557,000	$106,094,000

Note 4. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Land	$3,240,000	$3,219,000
Buildings and improvements	4,498,000	4,082,000
Leasehold improvements	2,077,000	2,246,000
Furniture, fixtures, and equipment	1,078,000	2,401,000
	10,893,000	11,948,000
Less: accumulated depreciation and amortization	4,094,000	5,371,000
Total premises & equipment, net	$6,799,000	$6,577,000

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $392,000 and $420,000 in 2015 and 2014, respectively.

Note 5. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Aquired by foreclosure or deed in lieu of foreclosure	$880,000	$1,375,000
Allowance for losses on other real estate owned	—	(67,000)
Other real estate, net	$880,000	$1,308,000

Activity in the allowance for losses on other real estate owned was as follows:

	Years Ended December 31,
	2015	2014

Beginning of year	$67,000	$29,000
Additions charged to expense	218,000	235,000
Reductions from sales of other real estate owned	(285,000)	(197,000)
End of year	$—	$67,000

Net gain on sale of other real estate owned totaled $83,000 and $63,000 for the years ended December 31, 2015 and 2014, respectively.

Expenses related to other real estate owned include:

	Years Ended December 31,
	2015	2014

Provision for unrealized losses	$218,000	$235,000
Operating expenses, net of rental income	80,000	195,000
End of year	$298,000	$430,000

Note 6. DEPOSITS

	December 31,
	2015	2014

Noninterest-bearing demand	$147,828,000	$136,721,000

Interest-bearing checking accounts	182,310,000	168,319,000
Money market accounts	46,427,000	41,906,000
Total interest-bearing demand	228,737,000	210,225,000

Statement savings and clubs	74,384,000	71,202,000
Business savings	7,452,000	5,220,000
Total savings	81,836,000	76,422,000

IRA investment and variable rate savings	28,731,000	28,765,000
Brokered certificates	7,779,000	10,496,000
Money market certificates	109,842,000	93,847,000
Total certificates of deposit	146,352,000	133,108,000

Total interest-bearing deposits	456,925,000	419,755,000
Total deposits	$604,753,000	$556,476,000

Certificates of deposit with balances of $100,000 or more at December 31, 2015 and 2014, totaled $86,832,000 and $75,859,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

December 31,

2016	61,178,000
2017	41,882,000
2018	18,928,000
2019	14,648,000
2020	9,716,000
$146,352,000

Note 7. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
Advances maturing	Amount	Rate	Amount	Rate
Within one year	$10,000,000	1.64%	$26,700,000	2.10%
After one year, but within two years	15,000,000	3.74%	10,000,000	1.64%
After two years, but within three years	15,000,000	3.35%	15,000,000	3.74%
After three years, but within four years	—	—%	15,000,000	3.35%
After four years, but within five years	—	—%	—	—%
	$40,000,000	3.07%	$66,700,000	2.68%

During 2015 and 2014, the maximum amount of FHLB-NY advances outstanding at any month end was $55.0 million and $66.7 million, respectively. The average amount of advances outstanding during the year ended December 31, 2015 and 2014 was $47.8 million and $32.5 million, respectively.

At December 31, 2015, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2015 and 2014, the advances were collateralized by $68.3 million and $63.2 million, respectively of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $15.8 million and $21.5 million of investment securities as of December 31, 2015 and 2014, respectively. Based on the collateral the Corporation was eligible to borrow up to a total of $84.1 million at December 31, 2015 and $84.7 million at December 31, 2014.

The Corporation has the ability to borrow overnight with the FHLB-NY. There were no overnight borrowings with the FHLB-NY at December 31, 2015. As of December 31, 2014 overnight borrowings with the FHLB-NY were $6.7 million. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2015 and 2014, the Corporation’s borrowing capacity at the Discount Window was $7.8 million and $5.1 million, respectively. In addition, at December 31, 2015 and 2014 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million and $35 million, respectively, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2015 and 2014.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent financing arrangements.

During 2014, the balance of securities sold under agreements to repurchase which included a wholesale repurchase agreement with a broker was repaid in full. After a fixed rate period, the borrowing converted to a floating rate at 9.00% minus 3-month London Interbank Offered Rate (LIBOR) measured on a quarterly basis with a 5.15% cap and a 0.0% floor. This repurchase agreement was collateralized by agency securities maintained in safekeeping with the broker.

During 2014, there were also securities sold to Bank customers at a fixed rate with maturities varying from 6 months to one year. These securities were maintained in a separate safekeeping account within the Corporation's control.

At December 31, 2015 and 2014, there were no securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2015	2014

Balance	$—	$—
Weighted average interest rate at year end	0.00%	0.00%
Maximum amount outstanding at any month end
during the year	$—	$7,601,000
Average amount outstanding during the year	$—	$5,255,000
Average interest rate during the year	0.00%	4.83%

Note 8. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

			Carrying Amount
			December 31,
Issue	Maturity	Rate	2015	2014

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217,000	$7,217,000
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	15,969,000	—

			$23,186,000	$7,217,000

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2015 and December 31, 2014, the rate on both the Capital Securities and the Subordinated Debentures was 3.48% and 3.19%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at December 31, 2015, which includes $631,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem the Series B Preferred Shares as discussed in Note 9.

Note 9. PREFERRED STOCK

Using the net proceeds of the Subordinated Notes issuance discussed in Note 8, on September 1, 2015, the Corporation repurchased from the U.S. Department of the Treasury (“Treasury”) all 15,000 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”), having a liquidation preference of $1,000 per share, for an aggregate purchase price of $15 million, in cash, plus approximately $114,000 of accrued dividends. The Series B Preferred Shares were issued to Treasury on September 1, 2011 pursuant to a Securities Purchase Agreement between the Corporation and the Secretary of the Treasury in connection with the Corporation’s participation in Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum and, since then, for the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate became fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and become fixed at 9%.

Note 10. REGULATORY CAPITAL REQUIREMENTS

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

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
Tier 1 Leverage ratio
Consolidated	$55,331,000	7.67%	$28,842,000	4.00%	N/A	N/A
Bank	68,118,000	9.47%	28,762,000	4.00%	$35,953,000	5.00%

Risk-based capital:
Common Equity Tier 1
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	68,118,000	12.41%	24,698,000	4.50%	35,675,000	6.50%
Tier 1
Consolidated	55,331,000	10.16%	21,791,000	4.00%	N/A	N/A
Bank	68,118,000	12.41%	32,930,000	6.00%	43,907,000	8.00%

Total
Consolidated	78,135,000	14.34%	43,583,000	8.00%	N/A	N/A
Bank	75,006,000	13.67%	43,907,000	8.00%	54,884,000	10.00%

December 31, 2014
Tier 1 Leverage ratio
Consolidated	$64,399,000	9.45%	$27,265,000	4.00%	N/A	N/A
Bank	62,622,000	9.20%	27,214,000	4.00%	$34,018,000	5.00%

Risk-based capital:
Tier 1
Consolidated	64,399,000	13.04%	19,751,000	4.00%	N/A	N/A
Bank	62,622,000	12.69%	19,740,000	4.00%	29,609,000	6.00%

Total
Consolidated	70,614,000	14.30%	39,502,000	8.00%	N/A	N/A
Bank	68,833,000	13.95%	39,479,000	8.00%	49,349,000	10.00%

As presented above, at December 31, 2015 and 2014, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

The Series B Preferred Shares qualified as Tier 1 for regulatory purposes.

As a result of the issuance of the Subordinated Notes and the subsequent repurchase of the Series B Preferred Shares, the Corporation’s Tier 1 capital was reduced, thereby decreasing the Corporation’s Tier 1 Leverage and the Tier 1 ratios in the above table. Nevertheless, the Bank and the Corporation exceed all capital adequacy requirements to which they are subject.

Note 11. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing expense for the years ended December 31, 2015 and 2014 was $248,000 and $170,000, respectively.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on

an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2015 and 2014 amounted to approximately $164,000 and $141,000, respectively.

The Corporation offers an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 4,671 and 6,560 shares during 2015 and 2014, respectively. At December 31, 2015, the Corporation had 174,752 shares reserved for issuance under this plan.

Note 12. STOCK-BASED COMPENSATION

At December 31, 2015, the Corporation had various types of the following stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 4,058 and 5,060 shares for the years ended 2015 and 2014, respectively. At December 31, 2015, the Corporation had 524,036 shares authorized but unissued for this plan.

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. The Plan permits the granting of stock (including incentive stock options qualifying under Internal Revenue Code section 422 and nonqualified options), stock appreciation rights restricted or unrestricted stock awards, phantom stock, performance awards or other stock-based awards.

Restricted shares granted under the plan generally vest over a three year service period with compensation expenses recognized on a straight-line basis. The value of restricted shares is based upon an average of the high and low closing price of the common stock on the date of grant.

Changes in nonvested restricted shares were as follows:

	2015		2014
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance January 1	49,661	$5.01	—	$—
Granted	50,974	5.47	49,661	5.01
Vested	(16,065)	5.01	—	—
Forfeited	(19,600)	5.26	—	—
Balance December 31	64,970	$5.29	49,661	$5.01

Stock based compensation expense related to stock grants to associates was $91,000 and $69,000 for the years ended December 31, 2015 and December 31, 2014, respectively.

In addition, there were 8,250 unrestricted stock awards granted to the Board of Directors during the year ended December 31, 2015. There were no unrestricted stock awards granted during the year ended December 31, 2014. Expense related to stock grants to the Board of Directors was $50,000 for the year ended December 31, 2015.

At December 31, 2015 the Corporation had 109,153 shares authorized but unissued for this plan.

Note 13. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2015	2014

Net Income	$4,200,000	$3,085,000
Dividends on preferred stock and accretion	456,000	683,000
Net income available to common shareholders	$3,744,000	$2,402,000

Weighted-average common shares outstanding - basic	6,077,657	6,003,814
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,077,657	6,003,814

Basic earnings per common share	$0.62	$0.40
Diluted earnings per common share	$0.62	$0.40

There were no stock options to purchase shares of common stock for the years ended December 31, 2015 or 2014.

Note 14. INCOME TAXES

The components of income tax benefit are summarized as follows:

	Years Ended December 31,
	2015	2014
Current tax expense (benefit)
Federal	$1,278,000	$634,000
State	477,000	159,000
	1,755,000	793,000
Deferred tax expense (benefit)
Federal	459,000	392,000
State	134,000	273,000
Valuation allowance	(76,000)	(39,000)
	517,000	626,000
	$2,272,000	$1,419,000

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2015	2014

Federal income tax	$2,200,000	$1,531,000
Add (deduct) effect of:
State income taxes, net of federal income tax effect	443,000	246,000
Nontaxable interest income	(194,000)	(255,000)
Bank owned life insurance	(141,000)	(141,000)
Nondeductible expenses	14,000	10,000
Change in valuation reserve	(50,000)	—
Other items, net	—	28,000

Effective federal income taxes	$2,272,000	$1,419,000

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Allowance for loan losses	$3,524,000	$3,835,000
Accrued compensation	124,000	159,000
Nonaccrual loan interest	302,000	453,000
Depreciation	379,000	382,000
Contribution carry forward	105,000	146,000
Restricted stock	42,000	28,000
OREO reserve	—	27,000
Accrued contributions	82,000	21,000
State net operating loss carry forward	—	23,000
Unrealized loss on fair value of interest rate swap	25,000	125,000
Unrealized loss on securities available-for-sale	385,000	477,000
Alternate minimum tax	347,000	425,000
	5,315,000	6,101,000
Valuation reserve	(87,000)	(163,000)
	5,228,000	5,938,000
Deferred tax liabilities
Other	4,000	4,000
	4,000	4,000
Net deferred tax assets	$5,224,000	$5,934,000

At December 31, 2015, the Corporation has provided a full valuation allowance relating to both federal and state tax benefit of all contribution carryforwards and for the parent company only state tax benefit of net operating loss carryforwards. Management has determined that it is more likely than not that it will not be able to realize the deferred tax benefits described above.

The Corporation has approximately $1.0 million of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $4.2 million of net deferred tax assets more likely than not will be utilized through future earnings.

The Corporation has alternate minimum tax (AMT) credit carryforwards of approximately $347,000 to reduce regular Federal income taxes in future years to the extent that the regular federal income tax exceeds AMT. The AMT credit carryforwards have no expiration date.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2015 and 2014 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2015 and 2014. There were no tax interest and penalties accrued for the years ended December 31, 2015 and 2014.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2012.

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

At December 31, 2015, the Corporation had residential mortgage commitments to extend credit aggregating approximately $1.4 million at fixed rates averaging 3.20% and none at variable rates. Approximately $276,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $7.0 million were extended with variable rates averaging 3.74% and approximately $469,000 extended at fixed rates averaging 4.15% Generally, commitments were due to expire within approximately 30 days.

Additionally, at December 31, 2015, the Corporation was committed for approximately $74.6 million of unused lines of credit, consisting of $21.1 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.3 million relating to an unsecured overdraft protection program, and $49.2 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $485,000 at December 31, 2015, of which $433,000 expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2015, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ended	Minimum
December 31,	Rent

2016	$677,000
2017	648,000
2018	584,000
2019	513,000
2020	418,000
Thereafter	1,342,000
$4,182,000

Rental expense under long-term operating leases for branch offices amounted to approximately $924,000 and $1,106,000 during the years ended December 31, 2015 and 2014, respectively. Rental income was approximately $40,000 and $46,000 for the years ended December 31, 2015 and 2014.

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

Interest Rate Swap Designated as Cash Flow Hedge: The Corporation entered into an interest rate swap with a notional amount of $7 million. It was designated as a cash flow hedge of the Subordinated Debentures (See Note 8 of the consolidated financial statements) and was determined to be fully effective during the years ended December 31, 2015 and 2014. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap. As of December 31, 2015, the Corporation has secured the interest rate swap by pledging investment securities with a fair value of $997,000.

Summary information as of December 31, 2015 about the interest rate swap designated as a cash flow hedge is as follows:

Notional amount	$ 7,000,000
Pay rate	7.00%
Receive rate	3 month LIBOR plus 2.95%
Maturity	March 17, 2016
Unrealized loss	($62,000)

The net expense recorded on the swap transaction totaled $267,000 and $271,000 for the years ended December 31, 2015 and 2014, respectively, and is reported as a component of interest expense – Subordinated Debentures and Subordinated Notes.

The fair value of the interest rate swap of ($62,000) and ($314,000) at December 31, 2015 and 2014, respectively, was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

Year Ended December 31, 2015
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$151,000	$—	$—

Year Ended December 31, 2014
		Amount of gain	Amount of gain (loss)
	Amount of gain	(loss) reclassified	recognized in other
	recognized in OCI	from OCI to interest	noninterest income
	(Effective Portion)	income	(Ineffective Portion)

Interest rate contract	$147,000	$—	$—

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
	December 31, 2015
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$30,954,000	$—	$30,954,000	$—
Obligations of state and
political subdivisions	1,410,000	—	1,410,000	—
Mortgage-backed
securities - residential	45,237,000	—	45,237,000	—
Asset-backed securities	9,701,000	—	9,701,000	—
Corporate bonds	2,419,000	—	2,419,000	—
Other equity investments	3,633,000	3,573,000	60,000	—
Total available-for-sale
securities	$93,354,000	$3,573,000	$89,781,000	$—
Liabilities:
Interest rate swap	$62,000	$—	$62,000	$—

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

There were no transfers of assets between Level 1 and Level 2 during 2015 and 2014. There were no changes to the valuation techniques for fair value measurements as of December 31, 2015 and 2014.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2015
Assets:
Impaired loans
Commercial:
Secured by real estate	$367,000	$—	$—	$367,000
Consumer:
Secured by real estate	84,000	—	—	84,000
Other real estate owned	880,000	—	—	880,000
	$1,331,000	$—	$—	$1,331,000

	December 31, 2014
Assets:
Impaired loans
Commercial:
Secured by real estate	$1,348,000	$—	$—	$1,348,000
Commercial real estate	205,000	—	—	205,000
Consumer:
Secured by real estate	49,000	—	—	49,000
Other real estate owned	1,117,000	—	—	1,117,000
	$2,719,000	$—	$—	$2,719,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $461,000, with a valuation allowance of $10,000, resulting in an increase of the allocation for loan losses of $16,000 for the year ended December 31, 2015.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $1,690,000, with a valuation allowance of $88,000, resulting in an increase of the allocation for loan losses of $155,000 for the year ended December 31, 2014.

OREO had a recorded investment value of $880,000 with no valuation allowance at December 31, 2015. At December 31, 2014, OREO had a recorded investment of $1,375,000 with a $67,000 valuation allowance. Additional valuation allowances of $170,000 and $235,000 were recorded for the years ended December 31, 2015 and 2014, respectively.

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2015

Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$451,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 9%

			Estimated selling costs.	7%

Other real estate owned	$990,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0%

			Estimated selling costs.	7%

December 31, 2014

Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$1,602,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 25%

			Estimated selling costs.	7%

Other real estate owned	$ 1,117,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 62%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2015
Financial assets:
Cash and cash equivalents	$10,910,000	$10,910,000	$—	$—
Securities available-for-sale	93,354,000	3,573,000	89,781,000	—
Securities held to maturity	60,738,000	—	61,281,000	—
FHLB-NY stock	2,608,000	N/A	N/A	N/A
Mortgage loans held for sale	1,522,000	—	—	1,522,000
Loans, net	517,556,000	—	—	527,479,000
Accrued interest receivable	1,967,000	1,000	535,000	1,432,000

Financial liabilities:
Deposits	604,753,000	459,327,000	145,560,000	—
FHLB-NY advances	40,000,000	—	40,222,000	—
Subordinated Debentures and
Subordinated Notes	23,186,000	—	—	23,206,000
Accrued interest payable	791,000	1,000	387,000	403,000
Interest rate swap	62,000	—	62,000	—

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2014
Financial assets:
Cash and cash equivalents	$10,086,000	$10,086,000	$—	$—
Securities available-for-sale	124,918,000	3,529,000	121,389,000	—
Securities held to maturity	55,097,000	—	56,233,000	—
FHLB-NY stock	3,777,000	N/A	N/A	N/A
Loans, net	467,699,000	—	—	478,451,000
Accrued interest receivable	1,994,000	—	646,000	1,348,000

Financial liabilities:
Deposits	556,476,000	424,117,000	132,513,000	—
FHLB-NY advances	66,700,000	—	67,087,000	—
Subordinated Debentures	7,217,000	—	—	7,203,000
Accrued interest payable	308,000	1,000	288,000	19,000
Interest rate swap	314,000	—	314,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2015 and 2014 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2015 and 2014 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2015 and 2014, no attempt was made to estimate the value of anticipated future business.

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

Note 18. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, Atlantic Stewardship Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2015	2014
Assets

Cash and due from banks	$1,322,000	$253,000
Securities available-for-sale	997,000	989,000
Investment in subsidiary	67,830,000	64,388,000
Accrued interest receivable	2,000	2,000
Other assets	1,076,000	964,000
Total assets	$71,227,000	$66,596,000

Liabilities and Shareholders' equity

Subordinated Debentures	$7,217,000	$7,217,000
Subordinated Notes	15,969,000	—
Other liabilities	468,000	410,000
Shareholders' equity	47,573,000	58,969,000
Total liabilities and Shareholders' equity	$71,227,000	$66,596,000

Condensed Statements of Income

	Years Ended December 31,
	2015	2014

Interest income - securities available-for-sale	$15,000	$15,000
Dividend income	1,713,000	1,610,000
Other income	7,000	7,000
Total income	1,735,000	1,632,000

Interest expense	908,000	504,000
Other expenses	318,000	306,000
Total expenses	1,226,000	810,000

Income before income tax benefit	509,000	822,000
Tax benefit	(408,000)	(266,000)
Income before equity in undistributed earnings of subsidiary	917,000	1,088,000
Equity in undistributed earnings of subsidiary	3,283,000	1,997,000
Net income	4,200,000	3,085,000
Dividends on preferred stock and accretion	456,000	683,000
Net income available to common shareholders	$3,744,000	$2,402,000

Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$4,200,000	$3,085,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(3,283,000)	(1,997,000)
Amortization of Subordinated Notes issuance cost	21,000	—
Increase in other assets	(114,000)	(276,000)
Increase in other liabilities	209,000	7,000
Net cash provided by operating activities	1,033,000	819,000

Cash flows from financing activities:
Cash dividends paid on common stock	(486,000)	(300,000)
Cash dividends paid on preferred stock	(456,000)	(683,000)
Redemption of SBLF	(15,000,000)	—
Payment of discount on dividend reinvestment plan	(3,000)	(2,000)
Restricted stock-forfeited	(109,000)	—
Proceeds from issuance of Subordinated Notes	15,948,000	—
Issuance of common stock	142,000	188,000
Net cash provided by (used in) financing activities	36,000	(797,000)

Net decrease in cash and cash equivalents	1,069,000	22,000
Cash and cash equivalents - beginning	253,000	231,000
Cash and cash equivalents - ending	$1,322,000	$253,000

Note 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Year Ended
	December 31, 2015			December 31, 2014
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$6,472,000	$(2,272,000)	$4,200,000	$4,504,000	$(1,419,000)	$3,085,000

Other comprehensive income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	(194,000)	78,000	(116,000)	5,162,000	(2,000,000)	3,162,000
Reclassification adjustment
for gains in net income	(169,000)	67,000	(102,000)	(165,000)	66,000	(99,000)
Loss on securities reclassifed
from available-for-sale to
held to maturity	—	—	—	(742,000)	285,000	(457,000)
Accretion of loss on securities
reclassified to held to maturity	290,000	(111,000)	179,000	130,000	(50,000)	80,000
Change in fair value of
interest rate swap	251,000	(100,000)	151,000	246,000	(99,000)	147,000

Total other comprehensive
income	178,000	(66,000)	112,000	4,631,000	(1,798,000)	2,833,000

Total comprehensive income	$6,650,000	$(2,338,000)	$4,312,000	$9,135,000	$(3,217,000)	$5,918,000

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	Components of
	Accumulated Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassifed from	Gains and	Other
	Available-for-Sale	available-for-sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income (loss)
before reclassifications	(116,000)	179,000	151,000	214,000
Amounts reclassified from
other comprehensive income	(102,000)	—	—	(102,000)
Other comprehensive income, net	(218,000)	179,000	151,000	112,000
Balance at December 31, 2015	$(610,000)	$(198,000)	$(37,000)	$(845,000)

	Year Ended December 31, 2014
	Components of
	Accumulated Other Comprehensive Income			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassifed from	Gains and	Other
	Available-for-Sale	available-for-sale	(Losses) on	Comprehensive
	(AFS) Securities	to held to maturity	Derivatives	Income (Loss)

Balance at December 31, 2013	$(3,455,000)	$—	$(335,000)	$(3,790,000)
Other comprehensive income (loss)
before reclassifications	3,162,000	(377,000)	147,000	2,932,000
Amounts reclassified from
other comprehensive income	(99,000)	—	—	(99,000)
Other comprehensive income, net	3,063,000	(377,000)	147,000	2,833,000
Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2015 and 2014.

	Years Ended
Components of Accumulated Other	December 31,		Income Statement
Comprehensive Income (Loss)	2015	2014	Line Item

Unrealized gains on AFS securities
before tax	$169,000	$165,000	Gains on securities transactions, net
Tax effect	(67,000)	(66,000)
Total, net of tax	102,000	99,000

Total reclassifications, net of tax	$102,000	$99,000

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2015 and 2014 (dollars in thousands).

	Year Ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$6,194	$6,360	$6,412	$6,643	$25,609
Interest expense	793	842	993	1,198	3,826
Net interest income before provision for loan losses	5,401	5,518	5,419	5,445	21,783
Provision for loan losses	(100)	(600)	(400)	(275)	(1,375)
Net interest income after provision for loan losses	5,501	6,118	5,819	5,720	23,158
Noninterest income	918	882	838	855	3,493
Noninterest expenses	5,049	5,105	5,125	4,900	20,179
Income before income tax expense	1,370	1,895	1,532	1,675	6,472
Income tax expense	453	673	532	614	2,272
Net income	917	1,222	1,000	1,061	4,200
Dividends on preferred stock	171	171	114	—	456
Net income available to common shareholders	$746	$1,051	$886	$1,061	$3,744
Basic and diluted earnings per share	$0.12	$0.17	$0.15	$0.17	$0.62

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$6,145	$6,186	$6,069	$6,534	$24,934
Interest expense	839	810	791	767	3,207
Net interest income before provision for loan losses	5,306	5,376	5,278	5,767	21,727
Provision for loan losses	—	—	250	(300)	(50)
Net interest income after provision for loan losses	5,306	5,376	5,028	6,067	21,777
Noninterest income	399	807	764	990	2,960
Noninterest expenses	5,094	5,106	4,989	5,044	20,233
Income before income tax expense	611	1,077	803	2,013	4,504
Income tax expense	105	351	251	712	1,419
Net income	506	726	552	1,301	3,085
Dividends on preferred stock	171	171	170	171	683
Net income available to common shareholders	$335	$555	$382	$1,130	$2,402
Basic and diluted earnings per share	$0.06	$0.09	$0.06	$0.19	$0.40

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our principal executive officer and principal accounting officer) concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers contained under the captions “Election of Directors”: “Senior Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Proxy Statement for the Corporation’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee as of December 31, 2015 were Howard Yeaton (Chairman), Wayne Aoki, John L. Steen and Michael Westra. The Audit Committee determined that Howard Yeaton, Wayne Aoki and Michael Westra were “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. All members of our Audit Committee are “independent” as defined under Nasdaq listing rule 5605(a)(2).

Item 11. Executive Compensation

Information concerning executive compensation under the caption “Executive Compensation” and director compensation under the heading “Director Compensation” in the Proxy Statement for the Corporation’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2015:

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued upon	Weighted Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	$—	283,906
Equity compensation plans
not approved by security holders	—	$—	524,036
	—	$—	807,942

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive any monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 4,058 shares of the Corporation’s Common Stock in the open market during 2015 for the benefit of the Director Stock Plan.

Information concerning security ownership of certain beneficial owners and management under the caption “Stock Ownership of Management and Principal Shareholders” in the Proxy Statement for the Corporation’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” in the Proxy Statement for the Corporation’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2015 and Fiscal 2014,” in the Proxy Statement for the Corporation’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i)	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(i).2	Certificate of Amendment to the Certificate of Incorporation of Stewardship Financial Corporation (2)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (3)
4.1	Form of 6.75% Subordinated Note dated as of August 28, 2015 issued by Stewardship Financial Corporation (4)
10.1	Stewardship Financial Corporation 1995 Employee Stock Purchase Plan (5)
10.2	Amended and Restated Director Stock Plan (6)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan, as amended and restated effective May 21, 2015 (7)
10.4	Stewardship Financial Corporation 2010 Stock Incentive Plan (8)

10.5	Subordinated Note Purchase Agreement dated as of August 28, 2015 between the Corporation and the Purchasers identified therein (9)
10.6	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge (10)
10.7	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick (11)
10.8	Change in Control Severance Agreement dated March 26, 2015 between the Corporation and Peter Ameen (12)
13	Annual Report to Shareholders for the year ended December 31, 2015
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (13)

-----------------------------------------------------------------

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.
(3)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.
(4)	Incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.
(5)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.
(6)	Incorporated by reference from Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.
(7)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3D, Registration No. 333-204352, filed May 21, 2015.
(8)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.
(10)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(11)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(12)	Incorporated by reference from Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.
(13)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWARDSHIP FINANCIAL CORPORATION

By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
Chief Executive Officer and Director

Dated: March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 24, 2016
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 24, 2016
Claire M. Chadwick	(Principal Financial Officer and
(Principal Accounting Officer)

/s/ Wayne Aoki	Director	March 24, 2016
Wayne Aoki

/s/ Richard W. Culp	Chairman	March 24, 2016
Richard W. Culp

/s/ William Hanse	Director	March 24, 2016
William Hanse

/s/ Margo Lane	Director	March 24, 2016
Margo Lane

/s/ John C. Scoccola	Director	March 24, 2016
John C. Scoccola

/s/ John L. Steen	Director	March 24, 2016
John L. Steen

/s/ Robert Turner	Secretary and Director	March 24, 2016
Robert Turner

/s/ William J. Vander Eems	Director	March 24, 2016
William J. Vander Eems

/s/ Michael Westra	Director	March 24, 2016
Michael Westra

/s/ Howard Yeaton	Vice Chairman	March 24, 2016
Howard Yeaton