Form 10-Q
period 2016-03-31
STEWARDSHIP FINANCIAL CORP
filed 2016-05-16
CIK 1023860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 13, 2016 was 6,108,986.

Stewardship Financial Corporation

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$13,012,000	$10,731,000
Other interest-earning assets	307,000	179,000
Cash and cash equivalents	13,319,000	10,910,000

Securities available-for-sale	97,637,000	93,354,000
Securities held to maturity; estimated fair value of $63,447,000 (2016)
and $61,281,000 (2015)	62,427,000	60,738,000
Federal Home Loan Bank of New York stock, at cost	2,608,000	2,608,000
Loans held for sale	783,000	1,522,000
Loans, net of allowance for loan losses of $8,540,000 (2016)
and $8,823,000 (2015)	519,407,000	517,556,000
Premises and equipment, net	6,726,000	6,799,000
Accrued interest receivable	2,017,000	1,967,000
Other real estate owned, net	1,013,000	880,000
Bank owned life insurance	14,212,000	14,111,000
Other assets	6,508,000	7,443,000
Total assets	$726,657,000	$717,888,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$154,201,000	$147,828,000
Interest-bearing	458,225,000	456,925,000
Total deposits	612,426,000	604,753,000

Federal Home Loan Bank of New York advances	40,000,000	40,000,000
Subordinated Debentures and Subordinated Notes	23,203,000	23,186,000
Accrued interest payable	494,000	791,000
Accrued expenses and other liabilities	1,342,000	1,585,000
Total liabilities	677,465,000	670,315,000

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized;
6,113,213 and 6,085,528 shares issued and outstanding
at March 31, 2016, and December 31, 2015, respectively	41,574,000	41,410,000
Retained earnings	7,724,000	7,008,000
Accumulated other comprehensive (loss), net	(106,000)	(845,000)
Total Shareholders' equity	49,192,000	47,573,000

Total liabilities and Shareholders' equity	$726,657,000	$717,888,000

See accompanying notes to consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans	$5,652,000	$5,446,000
Securities held to maturity:
Taxable	270,000	213,000
Nontaxable	103,000	130,000
Securities available-for-sale:
Taxable	377,000	362,000
Nontaxable	6,000	6,000
FHLB dividends	32,000	30,000
Other interest-earning assets	9,000	7,000
Total interest income	6,449,000	6,194,000

Interest expense:
Deposits	557,000	452,000
FHLB-NY Borrowings	203,000	217,000
Subordinated Debentures and Subordinated Notes	413,000	124,000
Total interest expense	1,173,000	793,000
Net interest income before provision for loan losses	5,276,000	5,401,000
Provision for loan losses	(350,000)	(100,000)
Net interest income after provision for loan losses	5,626,000	5,501,000

Noninterest income:
Fees and service charges	529,000	479,000
Bank owned life insurance	101,000	96,000
Gain on calls and sales of securities, net	24,000	152,000
Gain on sales of mortgage loans	18,000	10,000
Gain on sale of other real estate owned	—	53,000
Miscellaneous	147,000	128,000
Total noninterest income	819,000	918,000

Noninterest expenses:
Salaries and employee benefits	2,715,000	2,708,000
Occupancy, net	398,000	467,000
Equipment	150,000	156,000
Data processing	472,000	453,000
Advertising	151,000	212,000
FDIC insurance premium	106,000	113,000
Charitable contributions	70,000	70,000
Stationery and supplies	33,000	43,000
Legal	44,000	88,000
Bank-card related services	131,000	123,000
Other real estate owned	74,000	86,000
Miscellaneous	558,000	530,000
Total noninterest expenses	4,902,000	5,049,000
Income before income tax expense	1,543,000	1,370,000
Income tax expense	552,000	453,000
Net income	991,000	917,000
Dividends on preferred stock	—	171,000
Net income available to common shareholders	$991,000	$746,000

Basic and diluted earnings per common share	$0.16	$0.12

Weighted average number of basic and diluted common shares outstanding	6,092,351	6,045,683

See accompanying notes to consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$991,000	$917,000

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on
securities available for sale	672,000	463,000
Reclassification adjustment for gains in net income	(15,000)	(91,000)
Accretion of loss on securities reclassified to
held to maturity	45,000	87,000
Change in fair value of interest rate swap	37,000	34,000

Total other comprehensive income	739,000	493,000

Total comprehensive income	$1,730,000	$1,410,000

See accompanying notes to consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Three Months Ended March 31, 2016
					Accumulated
					Other
					Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance -- December 31, 2015	$—	6,085,528	$41,410,000	$7,008,000	$(845,000)	$47,573,000
Cash dividends declared on common stock	—	—	—	(122,000)	—	(122,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Common stock issued under dividend
reinvestment plan	—	2,656	15,000	—	—	15,000
Common stock issued under stock plans	—	1,761	10,000	—	—	10,000
Issuance of restricted stock	—	34,332	198,000	(198,000)	—	—
Amortization of restricted stock, net	—	(11,064)	(63,000)	45,000	—	(18,000)
Tax benefit from restricted stock vesting	—	—	5,000	—	—	5,000
Net income	—	—	—	991,000	—	991,000
Other comprehensive income	—	—	—	—	739,000	739,000

Balance -- March 31, 2016	$—	6,113,213	$41,574,000	$7,724,000	$(106,000)	$49,192,000

	Three Months Ended March 31, 2015
					Accumulated
					Other
					Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends declared on common stock	—	—	—	(121,000)	—	(121,000)
Payment of discount on dividend
reinvestment plan	—	—	(1,000)	—	—	(1,000)
Cash dividends declared on preferred stock	—	—	—	(171,000)	—	(171,000)
Common stock issued under dividend
reinvestment plan	—	2,970	15,000	—	—	15,000
Common stock issued under stock plans	—	3,059	14,000	—	—	14,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	32,000	—	(6,000)
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	2,000	—	—	(2,000)	—	—
Net income	—	—	—	917,000	—	917,000
Other comprehensive income	—	—	—	—	493,000	493,000

Balance -- March 31, 2015	$14,986,000	6,084,874	$41,397,000	$4,193,000	$(464,000)	$60,112,000

See accompanying notes to consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$991,000	$917,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	95,000	81,000
Amortization of premiums and accretion of discounts, net	150,000	180,000
Amortization of restricted stock	(18,000)	(6,000)
Amortization of subordinated debenture issuance costs	17,000	—
Accretion (amortization) of deferred loan fees	8,000	10,000
Provision for loan losses	(350,000)	(100,000)
Originations of mortgage loans held for sale	(1,058,000)	(1,328,000)
Proceeds from sale of mortgage loans	1,815,000	540,000
Gain on sales of mortgage loans	(18,000)	(10,000)
Gain on calls and sales of securities	(24,000)	(152,000)
Gain on sale of other real estate owned	—	(53,000)
Deferred income tax (benefit) expense	228,000	(873,000)
Increase in accrued interest receivable	(50,000)	127,000
Decrease in accrued interest payable	(297,000)	(2,000)
Earnings on bank owned life insurance	(101,000)	(96,000)
Decrease in other assets	294,000	906,000
Decrease in other liabilities	(206,000)	(982,000)
Net cash provided by (used in) operating activities	1,476,000	(841,000)

Cash flows from investing activities:
Purchase of securities available-for-sale	(8,409,000)	(27,000)
Proceeds from maturities and principal repayments on securities available-for-sale	3,039,000	3,163,000
Proceeds from sales and calls on securities available-for-sale	2,050,000	27,845,000
Purchase of securities held to maturity	(9,499,000)	(7,149,000)
Proceeds from maturities and principal repayments on securities held to maturity	1,516,000	3,429,000
Proceeds from calls on securities held to maturity	6,340,000	3,100,000
Sale of FHLB-NY stock	—	751,000
Net increase in loans	(1,662,000)	(12,691,000)
Proceeds from sale of other real estate owned	—	1,041,000
Additions to premises and equipment	(22,000)	(557,000)
Net cash provided by (used in) investing activities	(6,647,000)	18,905,000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	6,373,000	4,685,000
Net increase in interest-bearing deposits	1,300,000	5,161,000
Decrease in long term borrowings	—	(16,700,000)
Cash dividends paid on common stock	(122,000)	(121,000)
Cash dividends paid on preferred stock	—	(171,000)
Payment of discount on dividend reinvestment plan	(1,000)	(1,000)
Issuance of common stock for cash	25,000	29,000
Tax benefit from restricted stock vesting	5,000	3,000
Net cash provided by (used in) financing activities	7,580,000	(7,115,000)

Net increase in cash and cash equivalents	2,409,000	10,949,000
Cash and cash equivalents - beginning	10,910,000	10,086,000
Cash and cash equivalents - ending	$13,319,000	$21,035,000

Index

Stewardship Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,470,000	$795,000
Cash paid during the period for income taxes	$39,000	$30,000
Transfers from loans to other real estate owned	$153,000	$—

See accompanying notes to consolidated financial statements.

Index

Stewardship Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016 (the “2015 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in ASU 2015-03 are effective for fiscal years, including interim periods, beginning after December 15, 2015. The adoption of the amendments in this standard did not have a material impact on the Corporation’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The Corporation is currently assessing the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for fiscal years, including interim periods, beginning after December 15, 2016. Early adoption of ASU 2016-09 is permitted. The Corporation is currently assessing the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

Index

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$35,238,000	$141,000	$73,000	$35,306,000
Obligations of state and political
subdivisions	1,409,000	17,000	—	1,426,000
Mortgage-backed securities - residential	44,850,000	443,000	77,000	45,216,000
Asset-backed securities (a)	9,767,000	—	197,000	9,570,000
Corporate debt	2,500,000	10,000	91,000	2,419,000

Total debt securities	93,764,000	611,000	438,000	93,937,000
Other equity investments	3,806,000	—	106,000	3,700,000
	$97,570,000	$611,000	$544,000	$97,637,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$31,266,000	$81,000	$393,000	$30,954,000
Obligations of state and political
subdivisions	1,409,000	2,000	1,000	1,410,000
Mortgage-backed securities - residential	45,520,000	213,000	496,000	45,237,000
Asset-backed securities (a)	9,877,000	—	176,000	9,701,000
Corporate debt	2,500,000	—	81,000	2,419,000

Total debt securities	90,572,000	296,000	1,147,000	89,721,000
Other equity investments	3,778,000	—	145,000	3,633,000
	$94,350,000	$296,000	$1,292,000	$93,354,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2016 were $2,050,000. For the three months ended March 31, 2015, cash proceeds realized from sales and calls of securities available-for-sale were $27,845,000. There were no gross gains and no gross losses realized on sales or calls during the three months ended March 31, 2016. There were gross gains totaling $213,000 and gross losses totaling $61,000 realized on sales and calls during the three months ended March 31, 2015.

Index

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$999,000	$12,000	$—	$1,011,000
U.S. government-sponsored agencies	18,684,000	153,000	—	18,837,000
Obligations of state and political
subdivisions	10,698,000	218,000	—	10,916,000
Mortgage-backed securities - residential	32,046,000	650,000	13,000	32,683,000
	$62,427,000	$1,033,000	$13,000	$63,447,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$999,000	$—	$11,000	$988,000
U.S. government-sponsored agencies	15,109,000	132,000	24,000	15,217,000
Obligations of state and political
subdivisions	11,219,000	268,000	—	11,487,000
Mortgage-backed securities - residential	33,411,000	295,000	117,000	33,589,000
	$60,738,000	$695,000	$152,000	$61,281,000

Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2016 were $6,340,000. Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2015 were $3,100,000.

There were gross gains totaling $24,000 and no gross losses realized on calls during the three months ended March 31, 2016. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2015.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool.

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

	March 31, 2016
	Amortized	Fair
	Cost	Value

Available-for-sale
Within one year	$501,000	$502,000
After one year, but within five years	10,780,000	10,785,000
After five years, but within ten years	21,516,000	21,566,000
After ten years	6,350,000	6,298,000
Mortgage-backed securities - residential	44,850,000	45,216,000
Asset-backed securities	9,767,000	9,570,000
Total	$93,764,000	$93,937,000

Held to maturity
Within one year	$3,128,000	$3,162,000
After one year, but within five years	9,071,000	9,290,000
After five years, but within ten years	17,232,000	17,316,000
After ten years	950,000	996,000
Mortgage-backed securities - residential	32,046,000	32,683,000
Total	$62,427,000	$63,447,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2016 and December 31, 2015, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2016 and December 31, 2015.

Index

Available-for-Sale
March 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$5,477,000	$(21,000)	$6,298,000	$(52,000)	$11,775,000	$(73,000)
Obligations of state and
political subdivisions	—	—	—	—	—	—
Mortgage-backed
securities - residential	5,448,000	(2,000)	8,220,000	(75,000)	13,668,000	(77,000)
Asset-backed securities	6,658,000	(82,000)	2,912,000	(115,000)	9,570,000	(197,000)
Corporate debt	—	—	1,409,000	(91,000)	1,409,000	(91,000)
Other equity investments	—	—	3,640,000	(106,000)	3,640,000	(106,000)
Total temporarily
impaired securities	$17,583,000	$(105,000)	$22,479,000	$(439,000)	$40,062,000	$(544,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$18,396,000	$(183,000)	$7,296,000	$(210,000)	$25,692,000	$(393,000)
Obligations of state and
political subdivisions	984,000	(1,000)	—	—	984,000	(1,000)
Mortgage-backed
securities - residential	8,599,000	(69,000)	16,278,000	(427,000)	24,877,000	(496,000)
Asset-backed securities	6,791,000	(56,000)	2,910,000	(120,000)	9,701,000	(176,000)
Corporate debt	—	—	1,419,000	(81,000)	1,419,000	(81,000)
Other equity investments	—	—	3,573,000	(145,000)	3,573,000	(145,000)
Total temporarily
impaired securities	$34,770,000	$(309,000)	$31,476,000	$(983,000)	$66,246,000	$(1,292,000)

Held to Maturity
March 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-
sponsored agencies	—	—	—	—	—	—
Mortgage-backed
securities - residential	1,578,000	(9,000)	1,025,000	(4,000)	2,603,000	(13,000)
Total temporarily
impaired securities	$1,578,000	$(9,000)	$1,025,000	$(4,000)	$2,603,000	$(13,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$988,000	$(11,000)	$—	$—	$988,000	$(11,000)
U.S. government-
sponsored agencies	4,955,000	(24,000)	—	—	4,955,000	(24,000)
Mortgage-backed
securities - residential	15,183,000	(90,000)	1,066,000	(27,000)	16,249,000	(117,000)
Total temporarily
impaired securities	$21,126,000	$(125,000)	$1,066,000	$(27,000)	$22,192,000	$(152,000)

Other-Than-Temporary-Impairment

At March 31, 2016, there were available-for-sale investments comprising three U.S. government-sponsored agency securities, nine mortgage-backed securities, one asset-backed security, two corporate debt securities, and one other equity investments security in a continuous loss position for twelve months or longer. There were held to maturity investments consisting of two mortgage-backed securities in a continuous loss position for twelve months or longer at March 31, 2016. Management has assessed the securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At March 31, 2016 and December 31, 2015, respectively, the loan portfolio consisted of the following:

	March 31,	December 31,
	2016	2015

Commercial:
Secured by real estate	$40,148,000	$37,993,000
Other	28,780,000	26,867,000
Commercial real estate	334,478,000	334,489,000
Commercial construction	4,944,000	4,609,000
Residential real estate	79,563,000	82,955,000
Consumer:
Secured by real estate	28,981,000	29,224,000
Other	555,000	580,000
Government Guaranteed Loans - guaranteed portion	10,460,000	9,626,000
Other	102,000	134,000
Total gross loans	528,011,000	526,477,000

Less: Deferred loan costs (fees), net	64,000	98,000
Allowance for loan losses	8,540,000	8,823,000
	8,604,000	8,921,000

Loans, net	$519,407,000	$517,556,000

The Corporation has purchased the guaranteed portion of several government guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these government guaranteed loans.

At March 31, 2016 and December 31, 2015, loan participations sold by the Corporation to other lending institutions totaled approximately $8,390,000 and $8,527,000, respectively. These amounts are not included in the totals presented above.

Index

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2016
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,698,000	$(16,000)	$(2,000)	$40,000	$3,720,000
Commercial real estate	4,660,000	(275,000)	—	28,000	4,413,000
Commercial construction	114,000	(2,000)	—	—	112,000
Residential real estate	109,000	(3,000)	—	—	106,000
Consumer	118,000	—	—	1,000	119,000
Other loans	3,000	(2,000)	—	—	1,000
Unallocated	121,000	(52,000)	—	—	69,000
Total	$8,823,000	$(350,000)	$(2,000)	$69,000	$8,540,000

	For the three months ended March 31, 2015
	Balance,	Provision		Recoveries	Balance,
	beginning	charged	Loans	of loans	end
	of period	to operations	charged off	charged off	of period

Commercial	$3,704,000	$162,000	$(271,000)	$108,000	$3,703,000
Commercial real estate	5,017,000	72,000	—	27,000	5,116,000
Commercial construction	150,000	(277,000)	—	233,000	106,000
Residential real estate	142,000	4,000	—	—	146,000
Consumer	189,000	(39,000)	—	1,000	151,000
Other loans	2,000	(2,000)	—	—	—
Unallocated	398,000	(20,000)	—	—	378,000
Total	$9,602,000	$(100,000)	$(271,000)	$369,000	$9,600,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2016 and December 31, 2015.

Index

	March 31, 2016
		Commercial	Commercial	Residential		Government	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

Allowance for loan
losses:
Ending allowance
balance attributable
to loans

Individually
evaluated for
impairment	$71,000	$730,000	$—	$—	$—	$—	$—	$—	$801,000

Collectively
evaluated for
impairment	3,649,000	3,683,000	112,000	106,000	119,000	—	1,000	69,000	7,739,000
Total ending
allowance
balance	$3,720,000	$4,413,000	$112,000	$106,000	$119,000	$—	$1,000	$69,000	$8,540,000

Loans:
Loans
individually
evaluated for
impairment	$2,846,000	$8,890,000	$—	$—	$84,000	$—	$—	$—	$11,820,000

Loans
collectively
evaluated for
impairment	66,082,000	325,588,000	4,944,000	79,563,000	29,452,000	10,460,000	102,000	—	516,191,000
Total ending
loan balance	$68,928,000	$334,478,000	$4,944,000	$79,563,000	$29,536,000	$10,460,000	$102,000	$—	$528,011,000

Index

	December 31, 2015
		Commercial	Commercial	Residential		Gov't	Other
	Commercial	Real Estate	Construction	Real Estate	Consumer	Guaranteed	Loans	Unallocated	Total

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

Loans
collectively
evaluated
for
impairment	61,512,000	326,376,000	4,609,000	82,955,000	29,720,000	9,626,000	134,000	—	514,932,000

Total ending
Loan balance	$64,860,000	$334,489,000	$4,609,000	$82,955,000	$29,804,000	$9,626,000	$134,000	$—	$526,477,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31,	December 31,
	2016	2015

Commercial:
Secured by real estate	$917,000	$1,300,000
Other	13,000	14,000
Commercial real estate	1,290,000	484,000
Consumer:
Secured by real estate	84,000	84,000

Total nonaccrual loans	$2,304,000	$1,882,000

At March 31, 2016 and December 31, 2015, there were no loans that were past due 90 days and still accruing.

Index

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the three months ended March 31, 2016
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$2,839,000	$2,348,000		$2,539,000	$24,000
Other	—	—		69,000	—
Commercial real estate	3,124,000	3,143,000		3,013,000	30,000
Consumer:
Secured by real estate	84,000	84,000		84,000	—

With an allowance recorded:
Commercial:
Secured by real estate	193,000	193,000	$69,000	251,000	2,000
Other	305,000	305,000	2,000	240,000	5,000
Commercial real estate	5,750,000	5,747,000	730,000	5,487,000	57,000

	$12,295,000	$11,820,000	$801,000	$11,683,000	$118,000

During the three months ended March 31, 2016, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial:
Secured by real estate	$3,244,000	$2,729,000		$3,683,000	$156,000
Other	137,000	137,000		61,000	2,000
Commercial real estate	3,245,000	2,885,000		2,890,000	121,000
Commercial construction	—	—		215,000	—
Residential real estate	—	—		74,000	—
Consumer:
Secured by real estate	84,000	84,000		226,000	—

With an allowance recorded:
Commercial:
Secured by real estate	390,000	308,000	$80,000	405,000	14,000
Other	174,000	174,000	1,000	463,000	31,000
Commercial real estate	5,228,000	5,228,000	638,000	5,534,000	211,000

	$12,502,000	$11,545,000	$719,000	$13,551,000	$535,000

During the year ended December 31, 2015, no interest income was recognized on a cash basis.

Index

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2016 and December 31, 2015. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2016
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$283,000	$—	$633,000	$916,000	$39,232,000	$40,148,000
Other	—	—	—	—	28,780,000	28,780,000
Commercial real estate	—	—	271,000	271,000	334,207,000	334,478,000
Commercial construction	—	—	—	—	4,944,000	4,944,000
Residential real estate	—	—	—	—	79,563,000	79,563,000
Consumer:
Secured by real estate	9,000	—	84,000	93,000	28,888,000	28,981,000
Other	7,000	—	—	7,000	548,000	555,000
Government Guaranteed	—	—	—	—	10,460,000	10,460,000
Other	—	—	—	—	102,000	102,000
Total	$299,000	$—	$988,000	$1,287,000	$526,724,000	$528,011,000

	December 31, 2015
			Greater than		Loans
	30-59 Days	60-89 Days	90 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial:
Secured by real estate	$—	$—	$1,011,000	$1,011,000	$36,982,000	$37,993,000
Other	—	—	—	—	26,867,000	26,867,000
Commercial real estate	271,000	—	—	271,000	334,218,000	334,489,000
Commercial construction	—	—	—	—	4,609,000	4,609,000
Residential real estate	—	—	—	—	82,955,000	82,955,000
Consumer:
Secured by real estate	112,000	—	41,000	153,000	29,071,000	29,224,000
Other	—	—	—	—	580,000	580,000
Government Guaranteed	—	—	—	—	9,626,000	9,626,000
Other	—	—	—	—	134,000	134,000
Total	$383,000	$—	$1,052,000	$1,435,000	$525,042,000	$526,477,000

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

At March 31, 2016 and December 31, 2015, the Corporation had $10.1 million and $10.2 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $9.5 million and $9.7 million were performing in accordance with their new terms at March 31, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $695,000 and $708,000 have been allocated for the troubled debt restructurings at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Corporation has committed $138,000, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

Index

There were no new loans classified as a troubled debt restructuring during the three months ended March 31, 2016 or March 31, 2015.

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$37,844,000	$1,387,000	$917,000	$—	$—	$40,148,000
Other	27,651,000	740,000	389,000	—	—	28,780,000
Commercial real estate	326,543,000	3,426,000	4,509,000	—	—	334,478,000
Commercial construction	4,944,000	—	—	—	—	4,944,000
Total	$396,982,000	$5,553,000	$5,815,000	$—	$—	$408,350,000

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial:
Secured by real estate	$35,263,000	$1,431,000	$1,299,000	$—	$—	$37,993,000
Other	25,725,000	745,000	397,000	—	—	26,867,000
Commercial real estate	326,737,000	4,034,000	3,718,000	—	—	334,489,000
Commercial construction	4,609,000	—	—	—	—	4,609,000
Total	$392,334,000	$6,210,000	$5,414,000	$—	$—	$403,958,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$79,563,000	$—	$79,563,000
Consumer:
Secured by real estate	27,584,000	1,397,000	28,981,000
Other	548,000	7,000	555,000
Total	$107,695,000	$1,404,000	$109,099,000

	December 31, 2015
		Past Due and
	Current	Nonaccrual	Total

Residential real estate	$82,415,000	$540,000	$82,955,000
Consumer:
Secured by real estate	27,730,000	1,494,000	29,224,000
Other	578,000	2,000	580,000
Total	$110,723,000	$2,036,000	$112,759,000

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
	At March 31, 2016
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$35,306,000	$—	$35,306,000	$—
Obligations of state and
political subdivisions	1,426,000	—	1,426,000	—
Mortgage-backed
securities - residential	45,216,000	—	45,216,000	—
Asset-backed securities	9,570,000	—	9,570,000	—
Corporate debt	2,419,000	—	2,419,000	—
Other equity investments	3,700,000	3,640,000	60,000	—
Total available-for-
sale securities	$97,637,000	$3,640,000	$93,997,000	$—

	At December 31, 2015
Assets:
Available-for-sale securities
U.S. government -
sponsored agencies	$30,954,000	$—	$30,954,000	$—
Obligations of state and
political subdivisions	1,410,000	—	1,410,000	—
Mortgage-backed
securities - residential	45,237,000	—	45,237,000	—
Asset-backed securities	9,701,000	—	9,701,000	—
Corporate debt	2,419,000	—	2,419,000	—
Other equity investments	3,633,000	3,573,000	60,000	—
Total available-for-
sale securities	$93,354,000	$3,573,000	$89,781,000	$—

Liabilities:
Interest rate swap	$62,000	$—	$62,000	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2016 or during the year ended December 31, 2015. There were no changes to the valuation techniques for fair value measurements as of March 31, 2016 and December 31, 2015.

Index

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2016
Assets:
Impaired loans
Commercial:
Secured by real estate	$850,000	$—	$—	$850,000
Other Real Estate Owned	431,000	—	—	431,000
	$1,281,000	$—	$—	$1,281,000

	At December 31, 2015
Assets:
Impaired loans
Commercial:
Secured by real estate	$367,000	$—	$—	$367,000
Consumer
Secured by real estate	84,000	—	—	84,000
Other Real Estate Owned	880,000	—	—	880,000
	$1,331,000	$—	$—	$1,331,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $956,000, with a valuation allowance of $106,000, resulting in an increase of the provision for loan losses of $106,000 for the three months ended March 31, 2016.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $461,000, with a valuation allowance of $10,000, resulting in an increase of the allocation for loan losses of $16,000 for the year ended December 31, 2015.

OREO had a recorded investment value of $451,000 with a $20,000 valuation allowance at March 31, 2016. At December 31, 2015, OREO had a recorded investment value of $880,000 with a no valuation allowance. Additional valuation allowances of $20,000 were recorded during the three months ended March 31, 2016. There were no additional valuation allowances recorded during the three months ended March 31, 2015.

For the Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

Index

March 31, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$850,000	Comparable real estate sales	Adjustments for differences	0% - 5%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$431,000	Comparable real estate sales	Adjustments for differences	0% - 7%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

December 31, 2015
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$451,000	Comparable real estate sales	Adjustments for differences	5% - 9%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Other real estate owned	$990,000	Comparable real estate sales	Adjustments for differences	0%
		and / or the income approach.	between comparable sales
			and income data available.

			Estimated selling costs.	7%

Index

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	At March 31, 2016

Financial assets:
Cash and cash equivalents	$13,319,000	$13,319,000	$—	$—
Securities available-for-sale	97,637,000	3,640,000	93,997,000	—
Securities held to maturity	62,427,000	—	63,447,000	—
FHLB-NY stock	2,608,000	N/A	N/A	N/A
Mortgage loans held for sale	783,000	—	—	783,000
Loans, net	519,407,000	—	—	529,999,000
Accrued interest receivable	2,017,000	—	562,000	1,455,000

Financial liabilities:
Deposits	612,426,000	464,049,000	148,840,000	—
FHLB-NY advances	40,000,000	—	40,332,000	—
Subordinated debentures and
subordinated notes	23,203,000	—	—	23,092,000
Accrued interest payable	494,000	1,000	390,000	103,000

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	December 31, 2015
Financial assets:
Cash and cash equivalents	$10,910,000	$10,910,000	$—	$—
Securities available-for-sale	93,354,000	3,573,000	89,781,000	—
Securities held to maturity	60,738,000	—	61,281,000	—
FHLB-NY stock	2,608,000	N/A	N/A	N/A
Mortgage loans held for sale	1,522,000	—	—	1,522,000
Loans, net	517,556,000	—	—	527,479,000
Accrued interest receivable	1,967,000	1,000	535,000	1,432,000

Financial liabilities:
Deposits	604,753,000	459,327,000	145,560,000	—
FHLB-NY advances	40,000,000	—	40,222,000	—
Subordinated Debentures and
Subordinated Notes	23,186,000	—	—	23,206,000
Accrued interest payable	791,000	1,000	387,000	403,000
Interest rate swap	62,000	—	62,000	—

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

Subordinated debentures and subordinated notes – The fair value of the Subordinated Debentures (see Note 6) and the Subordinated Notes (see Note 6) is based on the discounted value of the cash flows. The discount rate is estimated using market rates which reflect the interest rate and credit risk inherent in the Subordinated Debentures and the Subordinated Notes resulting in a Level 3 classification.

Accrued interest payable – The carrying amount approximates fair value.

Interest rate swap – The fair value of derivatives, which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At March 31, 2016 and December 31, 2015 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2016 and December 31, 2015 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at March 31, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended
	March 31,
	2016	2015

Net income	$991,000	$917,000
Dividends on preferred stock	—	171,000
Net income available to common stockholders	$991,000	$746,000

Weighted average common shares outstanding - basic	6,092,351	6,045,683
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,092,351	6,045,683

Basic earnings per common share	$0.16	$0.12

Diluted earnings per common share	$0.16	$0.12

There were no stock options to purchase shares of common stock for the three months ended March 31, 2016 and 2015.

Note 6. Subordinated Debt

			Carrying Amount
			March 31,	December 31,
Issue	Maturity	Rate	2016	2015

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217,000	$7,217,000
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	15,986,000	15,969,000

			$23,203,000	$23,186,000

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At March 31, 2016 and December 31, 2015, the rate on both the Capital Securities and the Subordinated Debentures was 3.59% and 3.48%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Index

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at March 31, 2016, which includes $614,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem on September 1, 2015, the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”) which were issued by the Corporation to the U.S. Department of the Treasury (the “Treasury) on September 1, 2011 in connection with the Corporation’s participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

Note 7. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended
	March 31, 2016			March 31, 2015
		Tax			Tax
	Gross	Effect	Net	Gross	Effect	Net

Net income	$1,543,000	$(552,000)	$991,000	$1,370,000	$(453,000)	$917,000

Other comprehensive (loss) income:
Change in unrealized holding
gains (losses) on securities
available-for-sale	1,087,000	(415,000)	672,000	751,000	(288,000)	463,000
Reclassification adjustment for
gains in net income	(24,000)	9,000	(15,000)	(152,000)	61,000	(91,000)
Accretion of loss on securities
reclassified to held to maturity	72,000	(27,000)	45,000	139,000	(52,000)	87,000
Change in fair value of
interest rate swap	62,000	(25,000)	37,000	57,000	(23,000)	34,000

Total other comprehensive
income	1,197,000	(458,000)	739,000	795,000	(302,000)	493,000

Total comprehensive income	$2,740,000	$(1,010,000)	$1,730,000	$2,165,000	$(755,000)	$1,410,000

Index

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2015	$(610,000)	$(198,000)	$(37,000)	$(845,000)
Other comprehensive income (loss)
before reclassifications	672,000	45,000	37,000	754,000
Amounts reclassified from other
comprehensive income	(15,000)	—	—	(15,000)
Other comprehensive
income (loss), net	657,000	45,000	37,000	739,000
Balance at March 31, 2016	$47,000	$(153,000)	$—	$(106,000)

	Three Months Ended March 31, 2015
	Components of Accumulated
	Other Comprehensive Income (Loss)			Total
	Unrealized Gains	Loss on securities	Unrealized	Accumulated
	and (Losses) on	reclassified from	Gains and	Other
	Available-for-Sale	Available-for-Sale	(Losses) on	Comprehensive
	(AFS) Securities	to Held to Maturity	Derivatives	Income (Loss)

Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income (loss)
before reclassifications	463,000	87,000	34,000	584,000
Amounts reclassified from other
comprehensive income	(91,000)	—	—	(91,000)
Other comprehensive
income (loss), net	372,000	87,000	34,000	493,000
Balance at March 31, 2015	$(20,000)	$(290,000)	$(154,000)	$(464,000)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2016 and 2015.

	Three Months Ended		Income
Components of Accumulated Other	March 31,		Statement
Comprehensive Income (Loss)	2016	2015	Line Item

Unrealized gains on AFS securities before tax	$24,000	$152,000	Gains on securities transactions, net
Tax effect	(9,000)	(61,000)
Total net of tax	15,000	91,000

Total reclassifications, net of tax	$15,000	$91,000

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2015 included in the Corporation’s 2015 Annual Report contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased $8.8 million to $726.7 million at March 31, 2016 from $717.9 million at December 31, 2015. Cash and cash equivalents increased $2.4 million to $13.3 million at March 31, 2016 from $10.9 million at December 31, 2015, reflecting some additional liquidity from deposit growth. Securities available-for-sale increased $4.3 million to $97.6 million and securities held to maturity increased $1.7 million to $62.4 million. Net loans increased $1.8 million to $519.4 million at March 31, 2016 compared to $517.6 million at December 31, 2015, reflecting new loan originations, partially offset by normal principal amortization and payoffs. Loans held for sale totaled $783,000 at March 31, 2016 compared to $1.5 million at December 31, 2015. Other real estate owned (OREO) increased $133,000 to $1.0 million at March 31, 2016 compared to $880,000 at December 31, 2015 reflecting the foreclosure of an additional property.

Index

Deposits totaled $612.4 million at March 31, 2016, an increase of $7.7 million from $604.7 million at December 31, 2015. The growth in deposits consisted of a $6.4 million increase in noninterest-bearing accounts and a $1.3 million increase in interest-bearing accounts.

Results of Operations

General

The Corporation reported net income available to common shareholders of $991,000, or $0.16 diluted earnings per common share for the three months ended March 31, 2016, compared to net income available to common shareholders of $746,000, or $0.12 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2016 was $5.3 million compared to $5.4 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended March 31, 2016 were 2.89% and 3.11%, respectively, compared to 3.23% and 3.41% for the three months ended March 31, 2015.

The declines in both the net interest rate spread and net yield on interest-earning assets reflect the impact of the $16.6 million of Subordinated Notes issued on August 28, 2015 to certain institutional accredited investors (see Note 6 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the quarter, on an after tax basis, is less than the dividends that would have accrued for the quarter on the Corporation’s Series B Preferred Shares (see Note 6 to the consolidated financial statements included in this Quarterly Reporit on Form 10-Q), which were redeemed by the Corporation using the net cash proceeds for the Subordinated Notes, resulting in an overall benefit to net income available to common shareholders for the quarter. The dividend rate on the Series B Preferred Shares would have accrued at a rate of 4.56% for January and February 2016 but, beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate would have increased to and become fixed at 9% per annum, making the issuance of the Subordinated Notes an even more positive impact to net income available to common shareholders in the future.

In addition, in general, the net interest rate spread and net yield on interest-earning assets for the current year period also reflects a decline in loan interest rates as well as a flat to slight decline in the interest rates on deposits and borrowings. The reduced loan yields primarily reflect the historically low market rates in the current environment.

The following table reflects the components of the Corporation’s net interest income for the three months ended March 31, 2016 and 2015 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Index

Analysis of Net Interest Income (Unaudited)

For the Three Months Ended March 31,

	2016			2015
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	$527,969	$5,662	4.31%	$484,040	$5,456	4.57%
Taxable investment securities (1)	144,545	679	1.89	143,064	605	1.72
Tax-exempt investment securities (1) (2)	12,304	163	5.33	15,340	204	5.39
Other interest-earning assets	6,071	9	0.60	9,043	7	0.31
Total interest-earning assets	690,889	6,513	3.79	651,487	6,272	3.90

Non-interest-earning assets:
Allowance for loan losses	(8,844)			(10,054)
Other assets	41,893			41,963
Total assets	$723,938			$683,396

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$226,572	$139	0.25%	$208,472	$139	0.27%
Savings deposits	83,992	21	0.10	77,604	20	0.10
Time deposits	147,444	397	1.08	134,242	293	0.89
FHLB-NY borrowing	41,285	203	1.98	54,949	217	1.60
Subordinated debentures and
subordinated notes	23,195	413	7.16	7,217	124	6.97
Total interest-bearing liabilities	522,488	1,173	0.90	482,484	793	0.67
Non-interest-bearing liabilities:
Demand deposits	150,444			138,081
Other liabilities	2,438			3,138
Stockholders' equity	48,567			59,693
Total liabilities and stockholders' equity	$723,937			$683,396

Net interest income (taxable equivalent basis)		5,340			5,479
Tax equivalent adjustment		(64)			(78)
Net interest income		$5,276			$5,401

Net interest spread (taxable equivalent basis)			2.89%			3.23%

Net yield on interest-earning
assets (taxable equivalent basis) (3)			3.11%			3.41%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.
(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Index

For the three months ended March 31, 2016, total interest income, on a tax equivalent basis, was $6.5 million compared to $6.3 million for the same prior year period. The increase was due to an increase in the average balances of interest-earning assets partially offset by a decrease in the yield on interest-earning assets. Average interest-earning assets increased $39.4 million for the three months ended March 31, 2016 compared to the prior year period. The change in average interest-earning assets primarily reflects an increase from the comparable prior year period in average loans slightly offset by a decrease in securities. Average loans increased $43.9 million for the three months ended March 31, 2016 while average securities decreased $1.6 million when compared to the prior year average. The average rate earned on interest-earning assets was 3.79% for the three months ended March 31, 2016 compared to an average rate of 3.90% for the three months ended March 31, 2015. The decline in the asset yields reflects the effect of a prolonged low interest rate environment.

Interest expense increased $380,000 for the three months ended March 31, 2016, compared to the same period for 2015. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $296,000 to interest expense for the current three month period. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the three months ended March 31, 2016. The average balance of interest-bearing deposits increased $37.7 million for the three months ended March 31, 2016 from the comparable 2015 period. Partially offsetting this increase, for the three months ended March 31, 2016, FHLB-NY borrowings accounted for a $13.7 million decrease in average interest-bearing liabilities. For the three months ended March 31, 2016, the total cost for interest-bearing liabilities was 0.90% compared to 0.67% for the comparable prior year period. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase in the current year period. Excluding the Subordinated Debentures and the Subordinated Notes, the cost for interest-bearing deposits, repurchase agreements and FHLB-NY borrowings was 0.61% compared to 0.57% for the comparable prior year period, reflecting a slight increase in the cost for interest-bearing deposits and FHLB-NY borrowings.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the three months ended March 31, 2016, the Corporation’s unallocated reserves decreased by $52,000. Management believes that the reduction in unallocated reserves at March 31, 2016 is appropriate as the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the three months ended March 31, 2016, the Corporation recorded a $350,000 negative loan loss provision compared to a $100,000 negative provision to loan losses for the three months ended March 31, 2015. The negative provision for loan losses reflects the continued improvement in the credit quality of the portfolio. In addition, for the three months ended March 31, 2016, the Corporation recorded net recoveries of $67,000. Nonperforming loans of $2.3 million at March 31, 2016, or 0.44% of total gross loans, reflected a slight increase from $1.9 million of nonperforming loans, or 0.36% of total gross loans, at December 31, 2015.

The allowance for loan losses was $8.5 million, or 1.62% of total gross loans, as of March 31, 2016 compared to $8.8 million, or 1.68% of total gross loans, as of December 31, 2015. The allowance for loan losses related to impaired loans increased from $719,000 at December 31, 2015 to $801,000 at March 31, 2016. During the three months ended March 31, 2016, the Corporation charged-off $2,000 of loan balances and recovered $69,000 in previously charged-off loans compared to $271,000 and $369,000, respectively, during the same period in 2015.

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

Index

Noninterest Income

Noninterest income was $819,000 for the three months ended March 31, 2016, compared to $918,000 for the prior year period. For the three months ended March 31, 2016, noninterest income included only $24,000 of gains on calls and sales of securities compared to $152,000 in the comparable prior year period. In addition, the three months ended March 31, 2016 did not include any gains on sales of other real estate owned compared to $53,000 of gains during the three months ended March 31, 2015. However, noninterest income for the three months ended March 31, 2016 includes $50,000 year over year increase in fees and service charges as a result of changes to the standard amounts assessed on deposit accounts.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2016 was $4.9 million, compared to $5.0 million in the comparable prior year period. Decreases in occupancy, advertising and legal were partially offset by increases data processing expenses and miscellaneous expense. The decrease in occupancy expense includes lower snow removal costs in the current year when compared to the prior year.

Income Tax Expense

Income tax expense totaled $552,000 for the three months ended March 31, 2016, representing an effective tax rate of 35.8%. For the three months ended March 31, 2015, income tax expense totaled $453,000, equating to an effective tax rate of 33.1%. For the 2016 first quarter period, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Index

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31,	December 31,	September 30,	June 30,
	2016	2015	2015	2015
	(Dollars in thousands)

Nonaccrual loans (1)	$2,304	$1,882	$2,574	$2,539
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	2,304	1,882	2,574	2,539

Other real estate owned	1,013	880	587	219
Total nonperforming assets	$3,317	$2,762	$3,161	$2,758

Allowance for loan losses	$8,540	$8,823	$8,805	$9,299

Nonperforming loans to total gross loans	0.44%	0.36%	0.50%	0.50%
Nonperforming assets to total assets	0.46%	0.38%	0.45%	0.39%
Allowance for loan losses to total gross loans	1.62%	1.68%	1.70%	1.83%
Allowance for loan losses to
nonperforming loans	370.66%	468.81%	342.07%	366.25%

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

At March 31, 2016, the nonaccrual loans were comprised of 13 loans, primarily commercial real estate loans, commercial loans and construction loans. While the Corporation maintains strong underwriting requirements, the number and amount of nonaccrual loans is a reflection of the prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers and the current real estate environment. Certain loans, including restructured loans, are current, but in accordance with applicable guidance and other weakness concerns, management has continued to keep these loans on nonaccrual status.

During the three months ended March 31, 2016, nonaccrual loans increased slightly to $2.3 million. The increase reflects a few new loans that were placed on nonaccrual offset by payments received and loans returned to an accrual status. The ratio of allowance for loan losses to nonperforming loans decreased to 370.66% at March 31, 2016 from 468.81% at December 31, 2015. The ratio of allowance for loan losses to nonperforming loans is reflective of a detailed analysis and the probable losses to be incurred that we have identified with these nonperforming loans. This metric reflects the effect of the increase in nonaccrual loans and a decline in the allowance for loan losses.

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

For loans not included in nonperforming loans, at March 31, 2016, the level of loans past due 30-89 days was $15,000 compared to $1.0 million at December 31, 2015. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the three months ended March 31, 2016, a negative loan loss provision was recorded in the amount of $350,000 compared to a negative loan loss provision of $100,000 recorded for the three months ended March 31, 2015. The total allowance for loan losses of 1.62% of total loans was comparable to a ratio of 1.68% at December 31, 2015.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2016 net recoveries of $67,000 were recorded compared to a net recovery of $98,000 for the three months ended March 31, 2015. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2016 and December 31, 2015, the Corporation had $10.1 million and $10.2 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $9.5 million and $9.7 million were performing in accordance with their new terms at March 31, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $695,000 and $708,000 have been allocated for the troubled debt restructurings at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Corporation had $138,000 of additional committed funds to these borrowers.

As of March 31, 2016, there were $5.8 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

As of March 31, 2016, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

			To Be Well
			Capitalized
		Required for	Under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual	Purposes	Regulations
Tier 1 Leverage ratio
Corporation	7.77%	4.00%	N/A
Bank	9.52%	4.00%	5.00%

Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.47%	4.50%	6.50%
Tier 1
Corporation	10.28%	4.00%	N/A
Bank	12.47%	6.00%	8.00%
Total
Corporation	14.45%	8.00%	N/A
Bank	13.73%	8.00%	10.00%

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

Cash and cash equivalents increased $2.4 million during the first three months of 2016. Net operating and financing activities provided $1.5 million and $7.6 million, respectively, while investing activities used $6.6 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On April 20, 2016, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of May 2, 2016. The dividend is to be paid on May 16, 2016.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II -- Other Information

Item 6.	Exhibits

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation

Date: May 16, 2016	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

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