Form 10-Q
period 2016-06-30
STEWARDSHIP FINANCIAL CORP
filed 2016-08-09
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 5, 2016 was 6,114,585.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$13,471,000	$10,731,000
Other interest-earning assets	430,000	179,000
Cash and cash equivalents	13,901,000	10,910,000

Securities available-for-sale	98,533,000	93,354,000
Securities held to maturity; estimated fair value of $66,772,000 (2016)
and $61,281,000 (2015)	65,666,000	60,738,000
Federal Home Loan Bank of New York stock, at cost	2,650,000	2,608,000
Loans held for sale	581,000	1,522,000
Loans, net of allowance for loan losses of $8,388,000 (at June 30, 2016)
and $8,823,000 (at December 31, 2015)	529,225,000	517,556,000
Premises and equipment, net	6,678,000	6,799,000
Accrued interest receivable	1,912,000	1,967,000
Other real estate owned, net	834,000	880,000
Bank owned life insurance	16,320,000	14,111,000
Other assets	6,287,000	7,443,000
Total assets	$742,587,000	$717,888,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$160,461,000	$147,828,000
Interest-bearing	466,008,000	456,925,000
Total deposits	626,469,000	604,753,000

Federal Home Loan Bank of New York advances	40,000,000	40,000,000
Subordinated Debentures and Subordinated Notes	23,219,000	23,186,000
Accrued interest payable	782,000	791,000
Accrued expenses and other liabilities	1,431,000	1,585,000
Total liabilities	691,901,000	670,315,000

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized;
6,113,030 and 6,085,528 shares issued and outstanding
at June 30, 2016, and December 31, 2015, respectively	41,571,000	41,410,000
Retained earnings	8,972,000	7,008,000
Accumulated other comprehensive income (loss), net	143,000	(845,000)
Total Shareholders' equity	50,686,000	47,573,000
Total liabilities and Shareholders' equity	$742,587,000	$717,888,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans	$6,116,000	$5,623,000	$11,768,000	$11,069,000
Securities held to maturity:
Taxable	298,000	227,000	568,000	440,000
Nontaxable	100,000	119,000	203,000	249,000
Securities available-for-sale:
Taxable	409,000	342,000	786,000	704,000
Nontaxable	6,000	6,000	12,000	12,000
FHLB dividends	31,000	33,000	63,000	63,000
Other interest-earning assets	19,000	10,000	28,000	17,000
Total interest income	6,979,000	6,360,000	13,428,000	12,554,000
Interest expense:
Deposits	561,000	506,000	1,118,000	958,000
FHLB-NY Borrowings	201,000	211,000	404,000	427,000
Subordinated Debentures and Subordinated Notes	362,000	125,000	775,000	250,000
Total interest expense	1,124,000	842,000	2,297,000	1,635,000
Net interest income before provision for loan losses	5,855,000	5,518,000	11,131,000	10,919,000
Provision for loan losses	(450,000)	(600,000)	(800,000)	(700,000)
Net interest income after provision for loan losses	6,305,000	6,118,000	11,931,000	11,619,000
Noninterest income:
Fees and service charges	530,000	557,000	1,059,000	1,036,000
Bank owned life insurance	107,000	101,000	208,000	197,000
Gain on calls and sales of securities, net	32,000	—	56,000	152,000
Gain on sales of mortgage loans	19,000	55,000	37,000	65,000
Gain on sale of other real estate owned	6,000	—	6,000	53,000
Miscellaneous	138,000	169,000	285,000	297,000
Total noninterest income	832,000	882,000	1,651,000	1,800,000
Noninterest expenses:
Salaries and employee benefits	2,742,000	2,688,000	5,457,000	5,396,000
Occupancy, net	404,000	423,000	802,000	890,000
Equipment	148,000	165,000	298,000	321,000
Data processing	477,000	459,000	949,000	912,000
Advertising	157,000	258,000	308,000	470,000
FDIC insurance premium	90,000	117,000	196,000	230,000
Charitable contributions	90,000	70,000	160,000	140,000
Stationery and supplies	47,000	43,000	80,000	60,000
Legal	46,000	105,000	90,000	193,000
Bank-card related services	150,000	131,000	281,000	254,000
Other real estate owned	28,000	75,000	102,000	161,000
Miscellaneous	620,000	571,000	1,178,000	1,127,000
Total noninterest expenses	4,999,000	5,105,000	9,901,000	10,154,000
Income before income tax expense	2,138,000	1,895,000	3,681,000	3,265,000
Income tax expense	776,000	673,000	1,328,000	1,126,000
Net income	1,362,000	1,222,000	2,353,000	2,139,000
Dividends on preferred stock	—	171,000	—	342,000
Net income available to common shareholders	$1,362,000	$1,051,000	$2,353,000	$1,797,000
Basic and diluted earnings per common share	$0.22	$0.17	$0.39	$0.30
Weighted average number of basic and diluted common shares outstanding	6,111,729	6,086,474	6,102,040	6,066,191

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,362,000	$1,222,000	$2,353,000	$2,139,000
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	244,000	(325,000)	916,000	138,000
Reclassification adjustment for gains in net income	(20,000)	—	(35,000)	(91,000)
Accretion of loss on securities reclassified to held to maturity	25,000	34,000	70,000	121,000
Change in fair value of interest rate swap	—	37,000	37,000	71,000
Total other comprehensive income (loss)	249,000	(254,000)	988,000	239,000
Total comprehensive income	$1,611,000	$968,000	$3,341,000	$2,378,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2016
					Accumulated Other Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total
Balance -- December 31, 2015	$—	6,085,528	$41,410,000	$7,008,000	$(845,000)	$47,573,000
Cash dividends declared on common stock	—	—	—	(305,000)	—	(305,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Common stock issued under dividend reinvestment plan	—	6,700	36,000	—	—	36,000
Common stock issued under stock plans	—	1,761	10,000	—	—	10,000
Issuance of restricted stock	—	34,332	198,000	(198,000)	—	—
Amortization of restricted stock, net	—	(15,291)	(86,000)	114,000	—	28,000
Tax benefit from restricted stock vesting	—	—	5,000	—	—	5,000
Net income	—	—	—	2,353,000	—	2,353,000
Other comprehensive income	—	—	—	—	988,000	988,000
Balance -- June 30, 2016	$—	6,113,030	$41,571,000	$8,972,000	$143,000	$50,686,000

	Six Months Ended June 30, 2015
					Accumulated Other Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total
Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends declared on common stock	—	—	—	(242,000)	—	(242,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(342,000)	—	(342,000)
Common stock issued under dividend reinvestment plan	—	5,635	30,000	—	—	30,000
Common stock issued under stock plans	—	4,219	21,000	—	—	21,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	75,000	—	37,000
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	5,000	—	—	(5,000)	—	—
Net income	—	—	—	2,139,000	—	2,139,000
Other comprehensive income	—	—	—	—	239,000	239,000
Balance -- June 30, 2015	$14,989,000	6,088,699	$41,418,000	$5,163,000	$(718,000)	$60,852,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,353,000	$2,139,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	185,000	186,000
Amortization of premiums and accretion of discounts, net	285,000	338,000
Amortization of restricted stock	28,000	37,000
Amortization of subordinated debenture issuance costs	33,000	—
Accretion of deferred loan fees	34,000	42,000
Provision for loan losses	(800,000)	(700,000)
Originations of mortgage loans held for sale	(2,825,000)	(5,653,000)
Proceeds from sale of mortgage loans	3,803,000	4,302,000
Gain on sales of mortgage loans	(37,000)	(65,000)
Gain on calls and sales of securities	(56,000)	(152,000)
Gain on sale of other real estate owned	(6,000)	(53,000)
Deferred income tax expense	248,000	210,000
Increase in accrued interest receivable	55,000	88,000
Increase (decrease) in accrued interest payable	(9,000)	58,000
Earnings on bank owned life insurance	(208,000)	(197,000)
Decrease in other assets	339,000	801,000
Decrease in other liabilities	(117,000)	(2,053,000)
Net cash provided by (used in) operating activities	3,305,000	(672,000)
Cash flows from investing activities:
Purchase of securities available-for-sale	(21,288,000)	(57,000)
Proceeds from maturities and principal repayments on securities available-for-sale	6,305,000	6,258,000
Proceeds from sales and calls on securities available-for-sale	11,050,000	27,845,000
Purchase of securities held to maturity	(24,898,000)	(13,182,000)
Proceeds from maturities and principal repayments on securities held to maturity	3,464,000	4,921,000
Proceeds from calls on securities held to maturity	16,570,000	5,100,000
Sale (purchase) of FHLB-NY stock	(42,000)	944,000
Net increase in loans	(11,055,000)	(29,317,000)
Proceeds from sale of other real estate owned	184,000	1,149,000
Purchase of bank owned life insurance	(2,000,000)	—
Additions to premises and equipment	(64,000)	(584,000)
Net cash provided by (used in) investing activities	(21,774,000)	3,077,000
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	12,633,000	16,825,000
Net increase in interest-bearing deposits	9,083,000	12,698,000
Net decrease in short term borrowings	—	(21,700,000)
Cash dividends paid on common stock	(305,000)	(242,000)
Cash dividends paid on preferred stock	—	(342,000)
Payment of discount on dividend reinvestment plan	(2,000)	(2,000)
Issuance of common stock for cash	46,000	51,000
Tax benefit from restricted stock vesting	5,000	3,000
Net cash provided by financing activities	21,460,000	7,291,000
Net increase in cash and cash equivalents	2,991,000	9,696,000
Cash and cash equivalents - beginning	10,910,000	10,086,000
Cash and cash equivalents - ending	$13,901,000	$19,782,000

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,306,000	$1,578,000
Cash paid during the period for income taxes	$746,000	$1,024,000
Transfers from loans to other real estate owned	$152,000	$—

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2016
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for fiscal years, including interim periods, beginning after December 15, 2016. Early adoption of ASU 2016-09 is permitted. The Corporation is currently assessing the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU

2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of ASU 2016-09 is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$28,426,000	$164,000	$20,000	$28,570,000
Obligations of state and political
subdivisions	1,406,000	26,000	—	1,432,000
Mortgage-backed securities - residential	50,648,000	670,000	32,000	51,286,000
Asset-backed securities (a)	9,291,000	—	205,000	9,086,000
Corporate debt	4,500,000	10,000	85,000	4,425,000

Total debt securities	94,271,000	870,000	342,000	94,799,000
Other equity investments	3,832,000	—	98,000	3,734,000

	$98,103,000	$870,000	$440,000	$98,533,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$31,266,000	$81,000	$393,000	$30,954,000
Obligations of state and political
subdivisions	1,409,000	2,000	1,000	1,410,000
Mortgage-backed securities - residential	45,520,000	213,000	496,000	45,237,000
Asset-backed securities (a)	9,877,000	—	176,000	9,701,000
Corporate debt	2,500,000	—	81,000	2,419,000

Total debt securities	90,572,000	296,000	1,147,000	89,721,000
Other equity investments	3,778,000	—	145,000	3,633,000

	$94,350,000	$296,000	$1,292,000	$93,354,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2016 were $9,000,000 and $11,050,000, respectively. There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended June 30, 2015. Cash proceeds realized from sales and calls of securities available-for-sale for the six months ended June 30, 2015 were $27,845,000. There were gross gains totaling $7,000 and no gross losses realized on sales and calls during the three and six months ended June 30, 2016. While there were no gross gains and no gross losses realized on sales or calls during the three months ended June 30, 2015, gross gains and gross losses realized on sales and calls during the six months ended June 30, 2015 totaled $213,000 and $61,000, respectively.

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$999,000	$20,000	$—	$1,019,000
U.S. government-sponsored agencies	24,129,000	131,000	10,000	24,250,000
Obligations of state and political
subdivisions	10,223,000	167,000	—	10,390,000
Mortgage-backed securities - residential	30,315,000	798,000	—	31,113,000

	$65,666,000	$1,116,000	$10,000	$66,772,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$999,000	$—	$11,000	$988,000
U.S. government-sponsored agencies	15,109,000	132,000	24,000	15,217,000
Obligations of state and political
subdivisions	11,219,000	268,000	—	11,487,000
Mortgage-backed securities - residential	33,411,000	295,000	117,000	33,589,000

	$60,738,000	$695,000	$152,000	$61,281,000

Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2016 were $10,230,000 and $16,570,000, respectively. Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2015 were $2,000,000 and $5,100,000, respectively. There were gross gains totaling $25,000 and no gross losses realized on calls during the three months ended June 30, 2016. There were gross gains totaling $49,000 and no gross losses realized on calls during the six months ended June 30, 2016. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2015.

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

	June 30, 2016
	Amortized Cost	Fair Value
Available-for-sale
Within one year	$500,000	$502,000
After one year, but within five years	9,778,000	9,798,000
After five years, but within ten years	17,923,000	18,009,000
After ten years	6,131,000	6,118,000
Mortgage-backed securities - residential	50,648,000	51,286,000
Asset-backed securities	9,291,000	9,086,000

Total	$94,271,000	$94,799,000

Held to maturity
Within one year	$3,137,000	$3,155,000
After one year, but within five years	8,586,000	8,787,000
After five years, but within ten years	21,676,000	21,716,000
After ten years	1,952,000	2,001,000
Mortgage-backed securities - residential	30,315,000	31,113,000

Total	$65,666,000	$66,772,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2016 and December 31, 2015, and if the unrealized loss position was continuous for the twelve months prior to June 30, 2016 and December 31, 2015.

Available-for-Sale
June 30, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$1,994,000	$(8,000)	$6,118,000	$(12,000)	$8,112,000	$(20,000)
Obligations of state and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities - residential	6,094,000	(11,000)	3,888,000	(21,000)	9,982,000	(32,000)
Asset-backed securities	6,197,000	(69,000)	2,889,000	(136,000)	9,086,000	(205,000)
Corporate debt	999,000	(1,000)	1,416,000	(84,000)	2,415,000	(85,000)
Other equity investments	—	—	3,674,000	(98,000)	3,674,000	(98,000)

Total temporarily impaired securities	$15,284,000	$(89,000)	$17,985,000	$(351,000)	$33,269,000	$(440,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$18,396,000	$(183,000)	$7,296,000	$(210,000)	$25,692,000	$(393,000)
Obligations of state and political subdivisions	984,000	(1,000)	—	—	984,000	(1,000)
Mortgage-backed securities - residential	8,599,000	(69,000)	16,278,000	(427,000)	24,877,000	(496,000)
Asset-backed securities	6,791,000	(56,000)	2,910,000	(120,000)	9,701,000	(176,000)
Corporate debt	—	—	1,419,000	(81,000)	1,419,000	(81,000)
Other equity investments	—	—	3,573,000	(145,000)	3,573,000	(145,000)

Total temporarily impaired securities	$34,770,000	$(309,000)	$31,476,000	$(983,000)	$66,246,000	$(1,292,000)

Held to Maturity
June 30, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government- sponsored agencies	1,891,000	(10,000)	—	—	1,891,000	(10,000)
Mortgage-backed securities - residential	—	—	—	—	—	—

Total temporarily impaired securities	$1,891,000	$(10,000)	$—	$—	$1,891,000	$(10,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$988,000	$(11,000)	$—	$—	$988,000	$(11,000)
U.S. government- sponsored agencies	4,955,000	(24,000)	—	—	4,955,000	(24,000)
Mortgage-backed securities - residential	15,183,000	(90,000)	1,066,000	(27,000)	16,249,000	(117,000)

Total temporarily impaired securities	$21,126,000	$(125,000)	$1,066,000	$(27,000)	$22,192,000	$(152,000)

Other-Than-Temporary-Impairment

At June 30, 2016, there were available-for-sale investments comprising three U.S. government-sponsored agency securities, five mortgage-backed securities, one asset-backed security, two corporate debt securities, and one other equity investments security in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At June 30, 2016 and December 31, 2015, respectively, the loan portfolio consisted of the following:

	June 30, 2016	December 31, 2015
Commercial:
Secured by real estate	$35,632,000	$37,993,000
Other	36,388,000	26,867,000
Commercial real estate	337,660,000	334,489,000
Commercial construction	7,097,000	4,609,000
Residential real estate	79,661,000	82,955,000
Consumer:
Secured by real estate	29,876,000	29,224,000
Other	522,000	580,000
Government Guaranteed Loans - guaranteed portion	10,734,000	9,626,000
Other	68,000	134,000

Total gross loans	537,638,000	526,477,000

Less: Deferred loan costs (fees), net	25,000	98,000
Allowance for loan losses	8,388,000	8,823,000
	8,413,000	8,921,000

Loans, net	$529,225,000	$517,556,000

The Corporation has purchased the guaranteed portion of several government guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these government guaranteed loans.

At June 30, 2016 and December 31, 2015, loan participations sold by the Corporation to other lending institutions totaled approximately $8,749,000 and $8,527,000, respectively. These amounts are not included in the totals presented above.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended June 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
Commercial	$3,720,000	$(386,000)	$(1,000)	$340,000	$3,673,000
Commercial real estate	4,413,000	(156,000)	(64,000)	31,000	4,224,000
Commercial construction	112,000	72,000	—	—	184,000
Residential real estate	106,000	—	—	—	106,000
Consumer	119,000	19,000	(7,000)	1,000	132,000
Other loans	1,000	1,000	(2,000)	—	—
Unallocated	69,000	—	—	—	69,000

Total	$8,540,000	$(450,000)	$(74,000)	$372,000	$8,388,000

	For the six months ended June 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
Commercial	$3,698,000	$(402,000)	$(3,000)	$380,000	$3,673,000
Commercial real estate	4,660,000	(431,000)	(64,000)	59,000	4,224,000
Commercial construction	114,000	70,000	—	—	184,000
Residential real estate	109,000	(3,000)	—	—	106,000
Consumer	118,000	19,000	(7,000)	2,000	132,000
Other loans	3,000	(1,000)	(2,000)	—	—
Unallocated	121,000	(52,000)	—	—	69,000

Total	$8,823,000	$(800,000)	$(76,000)	$441,000	$8,388,000

	For the three months ended June 30, 2015
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
Commercial	$3,703,000	$(503,000)	$(1,000)	$118,000	$3,317,000
Commercial real estate	5,116,000	99,000	—	74,000	5,289,000
Commercial construction	106,000	(200,000)	—	108,000	14,000
Residential real estate	146,000	(6,000)	—	—	140,000
Consumer	151,000	(13,000)	—	1,000	139,000
Other loans	—	4,000	(1,000)	—	3,000
Unallocated	378,000	19,000	—	—	397,000

Total	$9,600,000	$(600,000)	$(2,000)	$301,000	$9,299,000

	For the six months ended June 30, 2015
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
Commercial	$3,704,000	$(341,000)	$(272,000)	$226,000	$3,317,000
Commercial real estate	5,017,000	171,000	—	101,000	5,289,000
Commercial construction	150,000	(477,000)	—	341,000	14,000
Residential real estate	142,000	(2,000)	—	—	140,000
Consumer	189,000	(52,000)	—	2,000	139,000
Other loans	2,000	2,000	(1,000)	—	3,000
Unallocated	398,000	(1,000)	—	—	397,000

Total	$9,602,000	$(700,000)	$(273,000)	$670,000	$9,299,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$79,000	$613,000	$—	$—	$—	$—	$—	$—	$692,000

Collectively evaluated for impairment	3,594,000	3,611,000	184,000	106,000	132,000	—	—	69,000	7,696,000

Total ending allowance balance	$3,673,000	$4,224,000	$184,000	$106,000	$132,000	$—	$—	$69,000	$8,388,000

Loans:
Loans individually evaluated for impairment	$2,331,000	$6,768,000	$—	$—	$81,000	$—	$—	$—	$9,180,000

Loans collectively evaluated for impairment	69,689,000	330,892,000	7,097,000	79,661,000	30,317,000	10,734,000	68,000	—	528,458,000

Total ending loan balance	$72,020,000	$337,660,000	$7,097,000	$79,661,000	$30,398,000	$10,734,000	$68,000	$—	$537,638,000

	December 31, 2015
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$81,000	$638,000	$—	$—	$—	$—	$—	$—	$719,000

Collectively evaluated for impairment	3,617,000	4,022,000	114,000	109,000	118,000	—	3,000	121,000	8,104,000

Total ending allowance balance	$3,698,000	$4,660,000	$114,000	$109,000	$118,000	$—	$3,000	$121,000	$8,823,000

Loans:
Loans individually evaluated for impairment	$3,348,000	$8,113,000	$—	$—	$84,000	$—	$—	$—	$11,545,000

Loans collectively evaluated for impairment	61,512,000	326,376,000	4,609,000	82,955,000	29,720,000	9,626,000	134,000	—	514,932,000

Total ending loan balance	$64,860,000	$334,489,000	$4,609,000	$82,955,000	$29,804,000	$9,626,000	$134,000	$—	$526,477,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	June 30, 2016	December 31, 2015
Commercial:
Secured by real estate	$616,000	$1,300,000
Other	—	14,000
Commercial real estate	252,000	484,000
Consumer:
Secured by real estate	81,000	84,000

Total nonaccrual loans	$949,000	$1,882,000

At June 30, 2016 and December 31, 2015, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the six months ended June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Secured by real estate	$2,073,000	$1,853,000		$2,310,000	$47,000
Other	—	—		46,000	—
Commercial real estate	3,824,000	3,563,000		3,197,000	112,000
Consumer:
Secured by real estate	82,000	81,000		83,000	—

With an allowance recorded:
Commercial:
Secured by real estate	190,000	190,000	$68,000	230,000	4,000
Other	288,000	288,000	11,000	256,000	10,000
Commercial real estate	3,205,000	3,205,000	613,000	4,726,000	66,000

	$9,662,000	$9,180,000	$692,000	$10,848,000	$239,000

During the three and six months ended June 30, 2016, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Secured by real estate	$3,244,000	$2,729,000		$3,683,000	$156,000
Other	137,000	137,000		61,000	2,000
Commercial real estate	3,245,000	2,885,000		2,890,000	121,000
Commercial construction	—	—		215,000	—
Residential real estate	—	—		74,000	—
Consumer:
Secured by real estate	84,000	84,000		226,000	—

With an allowance recorded:
Commercial:
Secured by real estate	390,000	308,000	$80,000	405,000	14,000
Other	174,000	174,000	1,000	463,000	31,000
Commercial real estate	5,228,000	5,228,000	638,000	5,534,000	211,000

	$12,502,000	$11,545,000	$719,000	$13,551,000	$535,000

During the year ended December 31, 2015, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2016 and December 31, 2015. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial:
Secured by real estate	$—	$—	$616,000	$616,000	$35,016,000	$35,632,000
Other	—	—	—	—	36,388,000	36,388,000
Commercial real estate	—	—	252,000	252,000	337,408,000	337,660,000
Commercial construction	—	—	—	—	7,097,000	7,097,000
Residential real estate	—	—	—	—	79,661,000	79,661,000
Consumer:
Secured by real estate	162,000	—	41,000	203,000	29,673,000	29,876,000
Other	—	—	—	—	522,000	522,000
Government Guaranteed	—	—	—	—	10,734,000	10,734,000
Other	—	—	—	—	68,000	68,000

Total	$162,000	$—	$909,000	$1,071,000	$536,567,000	$537,638,000

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial:
Secured by real estate	$—	$—	$1,011,000	$1,011,000	$36,982,000	$37,993,000
Other	—	—	—	—	26,867,000	26,867,000
Commercial real estate	271,000	—	—	271,000	334,218,000	334,489,000
Commercial construction	—	—	—	—	4,609,000	4,609,000
Residential real estate	—	—	—	—	82,955,000	82,955,000
Consumer:
Secured by real estate	112,000	—	41,000	153,000	29,071,000	29,224,000
Other	—	—	—	—	580,000	580,000
Government Guaranteed	—	—	—	—	9,626,000	9,626,000
Other	—	—	—	—	134,000	134,000

Total	$383,000	$—	$1,052,000	$1,435,000	$525,042,000	$526,477,000

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

At June 30, 2016 and December 31, 2015, the Corporation had $8.5 million and $10.2 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $8.2 million and $9.7 million were performing in accordance with their new terms at June 30, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $692,000 and $708,000 have been allocated for the troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Corporation has committed $138,000 of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

There were no new loans classified as a troubled debt restructuring during the three and six months ended June 30, 2016 or June 30, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial:
Secured by real estate	$33,663,000	$1,353,000	$616,000	$—	$—	$35,632,000
Other	35,309,000	720,000	359,000	—	—	36,388,000
Commercial real estate	329,959,000	4,245,000	3,456,000	—	—	337,660,000
Commercial construction	7,097,000	—	—	—	—	7,097,000

Total	$406,028,000	$6,318,000	$4,431,000	$—	$—	$416,777,000

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial:
Secured by real estate	$35,263,000	$1,431,000	$1,299,000	$—	$—	$37,993,000
Other	25,725,000	745,000	397,000	—	—	26,867,000
Commercial real estate	326,737,000	4,034,000	3,718,000	—	—	334,489,000
Commercial construction	4,609,000	—	—	—	—	4,609,000

Total	$392,334,000	$6,210,000	$5,414,000	$—	$—	$403,958,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Current	Past Due and Nonaccrual	Total
Residential real estate	$79,448,000	$213,000	$79,661,000
Consumer:
Secured by real estate	28,879,000	997,000	29,876,000
Other	519,000	3,000	522,000

Total	$108,846,000	$1,213,000	$110,059,000

	December 31, 2015
	Current	Past Due and Nonaccrual	Total
Residential real estate	$82,415,000	$540,000	$82,955,000
Consumer:
Secured by real estate	27,730,000	1,494,000	29,224,000
Other	578,000	2,000	580,000

Total	$110,723,000	$2,036,000	$112,759,000

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2016
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$28,570,000	$—	$28,570,000	$—
Obligations of state and political subdivisions	1,432,000	—	1,432,000	—
Mortgage-backed securities - residential	51,286,000	—	51,286,000	—
Asset-backed securities	9,086,000	—	9,086,000	—
Corporate debt	4,425,000	—	4,425,000	—
Other equity investments	3,734,000	3,674,000	60,000	—

Total available-for-sale securities	$98,533,000	$3,674,000	$94,859,000	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2015
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$30,954,000	$—	$30,954,000	$—
Obligations of state and political subdivisions	1,410,000	—	1,410,000	—
Mortgage-backed securities - residential	45,237,000	—	45,237,000	—
Asset-backed securities	9,701,000	—	9,701,000	—
Corporate debt	2,419,000	—	2,419,000	—
Other equity investments	3,633,000	3,573,000	60,000	—

Total available-for-sale securities	$93,354,000	$3,573,000	$89,781,000	$—

Liabilities:
Interest rate swap	$62,000	$—	$62,000	$—

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2016 or during the year ended December 31, 2015. There were no changes to the valuation techniques for fair value measurements as of June 30, 2016 and December 31, 2015.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2016
Assets:
Impaired loans
Commercial:
Secured by real estate	$252,000	$—	$—	$252,000
Other Real Estate Owned	431,000	—	—	431,000

	$683,000	$—	$—	$683,000

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2015
Assets:
Impaired loans
Commercial:
Secured by real estate	$367,000	$—	$—	$367,000
Consumer
Secured by real estate	84,000	—	—	84,000
Other Real Estate Owned	880,000	—	—	880,000

	$1,331,000	$—	$—	$1,331,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $252,000, with no valuation allowance, resulting in no change to the provision for loan losses for the six months ended June 30, 2016.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $461,000, with a valuation allowance of $10,000, resulting in an increase of the allocation for loan losses of $16,000 for the year ended December 31, 2015.

OREO, measured at fair value, had a recorded investment value of $451,000 with a $20,000 valuation allowance at June 30, 2016. At December 31, 2015, OREO had a recorded investment value of $880,000 with no valuation allowance. Additional valuation allowances of $20,000 were recorded during the six months ended June 30, 2016. There were $60,000 additional valuation allowances recorded during the six months ended June 30, 2015.

For the Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$252,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 5%

			Estimated selling costs.	7%

Other real estate owned	$431,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 7%

			Estimated selling costs.	7%

December 31, 2015
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$451,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 9%

			Estimated selling costs.	7%

Other real estate owned	$990,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2016
Financial assets:
Cash and cash equivalents	$13,901,000	$13,901,000	$—	$—
Securities available-for-sale	98,533,000	3,674,000	94,859,000	—
Securities held to maturity	65,666,000	—	65,666,000	—
FHLB-NY stock	2,651,000	N/A	N/A	N/A
Mortgage loans held for sale	581,000	—	—	581,000
Loans, net	529,225,000	—	—	539,764,000
Accrued interest receivable	1,912,000	1,000	524,000	1,387,000

Financial liabilities:
Deposits	626,469,000	483,034,000	144,244,000	—
FHLB-NY advances	40,000,000	—	40,291,000	—
Subordinated debentures and subordinated notes	23,219,000	—	—	23,240,000
Accrued interest payable	782,000	1,000	398,000	383,000

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
Financial assets:
Cash and cash equivalents	$10,910,000	$10,910,000	$—	$—
Securities available-for-sale	93,354,000	3,573,000	89,781,000	—
Securities held to maturity	60,738,000	—	61,281,000	—
FHLB-NY stock	2,608,000	N/A	N/A	N/A
Mortgage loans held for sale	1,522,000	—	—	1,522,000
Loans, net	517,556,000	—	—	527,479,000
Accrued interest receivable	1,967,000	1,000	535,000	1,432,000

Financial liabilities:
Deposits	604,753,000	459,327,000	145,560,000	—
FHLB-NY advances	40,000,000	—	40,222,000	—
Subordinated debentures and subordinated notes	23,186,000	—	—	23,206,000
Accrued interest payable	791,000	1,000	387,000	403,000
Interest rate swap	62,000	—	62,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At June 30, 2016 and December 31, 2015 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2016 and December 31, 2015 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at June 30, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,362,000	$1,222,000	$2,353,000	$2,139,000
Dividends on preferred stock	—	171,000	—	342,000
Net income available to common stockholders	$1,362,000	$1,051,000	$2,353,000	$1,797,000

Weighted average common shares outstanding - basic	6,111,729	6,086,474	6,102,040	6,066,191
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	6,111,729	6,086,474	6,102,040	6,066,191

Basic earnings per common share	$0.22	$0.17	$0.39	$0.30

Diluted earnings per common share	$0.22	$0.17	$0.39	$0.30

There were no stock options to purchase shares of common stock for the three and six months ended June 30, 2016 and 2015.

Note 6. Subordinated Debt

			Carrying Amount
Issue	Maturity	Rate	June 30, 2016	December 31, 2015
9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217,000	$7,217,000
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	16,002,000	15,969,000

			$23,219,000	$23,186,000

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the

Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At June 30, 2016 and December 31, 2015, the rate on both the Capital Securities and the Subordinated Debentures was 3.61% and 3.48%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at June 30, 2016, which includes $598,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the contractual life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem on September 1, 2015, the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”). The Series B Preferred Shares were issued by the Corporation to the U.S. Department of the Treasury (the “Treasury) on September 1, 2011 in connection with the Corporation’s participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 million fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

Note 7. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended June 30,
	2016			2015
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
Net income	$2,138,000	$(776,000)	$1,362,000	$1,895,000	$(673,000)	$1,222,000
Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on securities available-for-sale	395,000	(151,000)	244,000	(525,000)	200,000	(325,000)
Reclassification adjustment for gains in net income	(32,000)	12,000	(20,000)	—	—	—
Accretion of loss on securities reclassified to held to maturity	41,000	(16,000)	25,000	56,000	(22,000)	34,000
Change in fair value of interest rate swap	—	—	—	62,000	(25,000)	37,000

Total other comprehensive income (loss)	404,000	(155,000)	249,000	(407,000)	153,000	(254,000)

Total comprehensive income	$2,542,000	$(931,000)	$1,611,000	$1,488,000	$(520,000)	$968,000

	Six Months Ended June 30,
	2016			2015
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
Net income	$3,681,000	$(1,328,000)	$2,353,000	$3,265,000	$(1,126,000)	$2,139,000
Other comprehensive (loss) income:
Change in unrealized holding gains (losses) on securities available-for-sale	1,482,000	(566,000)	916,000	226,000	(88,000)	138,000
Reclassification adjustment for gains in net income	(56,000)	21,000	(35,000)	(152,000)	61,000	(91,000)
Accretion of loss on securities reclassified to held to maturity	113,000	(43,000)	70,000	195,000	(74,000)	121,000
Change in fair value of interest rate swap	62,000	(25,000)	37,000	119,000	(48,000)	71,000

Total other comprehensive income (loss)	1,601,000	(613,000)	988,000	388,000	(149,000)	239,000

Total comprehensive income	$5,282,000	$(1,941,000)	$3,341,000	$3,653,000	$(1,275,000)	$2,378,000

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$47,000	$(153,000)	$—	$(106,000)
Other comprehensive income before reclassifications	244,000	25,000	—	269,000
Amounts reclassified from other comprehensive income	(20,000)	—	—	(20,000)

Other comprehensive income	224,000	25,000	—	249,000

Balance at June 30, 2016	$271,000	$(128,000)	$—	$143,000

	Six Months Ended June 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(610,000)	$(198,000)	$(37,000)	$(845,000)
Other comprehensive income before reclassifications	916,000	70,000	37,000	1,023,000
Amounts reclassified from other comprehensive income	(35,000)	—	—	(35,000)

Other comprehensive income, net	881,000	70,000	37,000	988,000

Balance at June 30, 2016	$271,000	$(128,000)	$—	$143,000

	Three Months Ended June 30, 2015
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(20,000)	$(290,000)	$(154,000)	$(464,000)
Other comprehensive income (loss) before reclassifications	(325,000)	34,000	37,000	(254,000)
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income (loss), net	(325,000)	34,000	37,000	(254,000)

Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)

	Six Months Ended June 30, 2015
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income before reclassifications	138,000	121,000	71,000	330,000
Amounts reclassified from other comprehensive income	(91,000)	—	—	(91,000)

Other comprehensive income, net	47,000	121,000	71,000	239,000

Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income	2016	2015	Line Item
Unrealized gains on AFS securities before tax	$32,000	$—	Gains on securities transactions, net
Tax effect	(12,000)	—

Total net of tax	20,000	—

Total reclassifications, net of tax	$20,000	$—

	Six Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income	2016	2015	Line Item
Unrealized gains on AFS securities before tax	$56,000	$152,000	Gains on securities transactions, net
Tax effect	(21,000)	(61,000)

Total net of tax	35,000	91,000

Total reclassifications, net of tax	$35,000	$91,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward-looking statements may be identified by the use of such words as “expect,” “believe”, “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank (the “Bank”), depending on the context.

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

Financial Condition

Total assets increased $24.7 million to $742.6 million at June 30, 2016 from $717.9 million at December 31, 2015. Cash and cash equivalents increased $3.0 million to $13.9 million at June 30, 2016 from $10.9 million at December 31, 2015, reflecting some additional liquidity from deposit growth. Securities available-for-sale increased $5.2 million to $98.5 million and securities held to maturity increased $4.9 million to $65.7 million. Net loans increased $11.7 million to $529.2 million at June 30, 2016 compared to $517.6 million at December 31, 2015, reflecting new loan originations, partially offset by normal principal amortization and payoffs.

Deposits totaled $626.5 million at June 30, 2016, an increase of $21.7 million from $604.8 million at December 31, 2015. The growth in deposits consisted of a $12.6 million increase in noninterest-bearing accounts and a $9.1 million increase in interest-bearing accounts.

Results of Operations

General

The Corporation reported net income available to common shareholders of $1.4 million, or $0.22 diluted earnings per common share for the three months ended June 30, 2016, compared to net income available to common shareholders of $1.1 million, or $0.17 diluted earnings per common share for the comparable prior year period. For the six months ended June 30, 2016, the Corporation reported net income available to common shareholders of $2.4 million, or $0.39 diluted earnings per common share compared to net income available to common shareholders of $1.8 million, or $0.30 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2016 was $5.9 million and $11.1 million, respectively, compared to $5.5 million and $10.9 recorded in the prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended June 30, 2016 were 3.16% and 3.38%, respectively, compared to 3.21% and 3.40% for the three months ended June 30, 2015. For the six months ended June 30, 2016, the net interest rate spread and net yield on interest-earning assets were 3.03% and 3.24%, respectively, compared to 3.23% and 3.40% for the six months ended June 30, 2015.

The declines in both the net interest rate spread and net yield on interest-earning assets include the impact of the $16.6 million of Subordinated Notes issued on August 28, 2015 to certain institutional accredited investors (see Note 6 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the quarter, on an after tax basis, is less than the dividends that would have accrued for the quarter on the Corporation’s Series B Preferred Shares , which were redeemed by the Corporation using the net cash proceeds for the Subordinated Notes, resulting in an overall benefit to net income available to common shareholders for the quarter. The dividend rate on the Series B Preferred Shares would have accrued at a rate of 4.56% for January and February 2016 but, beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate would have increased to and become fixed at 9% per annum, making the issuance of the Subordinated Notes an even more positive impact to net income available to common shareholders in the future.

For the three and six months ended June 30, 2016, net interest income includes approximately $450,000 of nonrecurring interest recoveries and prepayment premiums on loans. However, in general, the net interest rate spread and net yield on interest-earning assets for the current year periods reflects an overall decline in loan interest rates. These reduced loan yields primarily reflect the historically low market rates in the current environment.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2016 and 2015 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$527,777	$6,125	4.67%	$494,951	$5,632	4.56%
Taxable investment securities (1)	151,067	738	1.96%	137,255	602	1.76
Tax-exempt investment securities (1) (2)	11,992	159	5.33	14,104	189	5.37
Other interest-earning assets	13,947	19	0.55	13,477	10	0.30
Total interest-earning assets	704,783	7,041	4.02	659,787	6,433	3.91
Non-interest-earning assets:
Allowance for loan losses	(8,743)			(9,730)
Other assets	42,276			41,963
Total assets	$738,316			$692,020

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$229,276	$141	0.25%	$208,635	$144	0.27%
Savings deposits	87,005	23	0.10	78,846	21	0.10
Time deposits	145,993	397	1.09	140,554	341	0.97
FHLB-NY borrowing	40,001	201	2.02	46,440	211	1.82
Subordinated debentures and subordinated notes	23,211	362	6.27	7,217	125	7.00
Total interest-bearing liabilities	525,486	1,124	0.86	481,692	842	0.70%
Non-interest-bearing liabilities:
Demand deposits	161,055			147,683
Other liabilities	2,178			2,105
Stockholders' equity	49,597			60,540
Total liabilities and stockholders' equity	$738,316			$692,020
Net interest income (taxable equivalent basis)		5,917			5,591
Tax equivalent adjustment		(62)			(73)
Net interest income		$5,855			$5,518
Net interest spread (taxable equivalent basis)			3.16%			3.21%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.38%			3.40%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$527,873	$11,787	4.49%	$489,526	$11,088	4.57%
Taxable investment securities (1)	147,806	1,417	1.93%	140,143	1,207	1.74
Tax-exempt investment securities (1) (2)	12,148	322	5.33	14,719	392	5.37
Other interest-earning assets	10,009	28	0.58	11,272	17	0.30
Total interest-earning assets	697,836	13,554	3.91	655,660	12,704	3.91
Non-interest-earning assets:
Allowance for loan losses	(8,794)			(9,891)
Other assets	42,076			41,963
Total assets	$731,118			$687,732

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$227,924	$280	0.25%	$208,553	$282	0.27%
Savings deposits	85,498	44	0.10	78,229	41	0.11
Time deposits	146,718	794	1.09	137,416	634	0.93
FHLB-NY borrowing	40,643	404	2.00	50,671	428	1.70
Subordinated debentures and subordinated notes	23,203	775	6.72	7,217	250	6.99
Total interest-bearing liabilities	523,986	2,297	0.88	482,086	1,635	0.68%
Non-interest-bearing liabilities:
Demand deposits	155,749			142,908
Other liabilities	2,300			2,619
Stockholders' equity	49,083			60,119
Total liabilities and stockholders' equity	$731,118			$687,732
Net interest income (taxable equivalent basis)		11,257			11,069
Tax equivalent adjustment		(126)			(150)
Net interest income		$11,131			$10,919
Net interest spread (taxable equivalent basis)			3.03%			3.23%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.24%			3.40%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and six months ended June 30, 2016, total interest income, on a tax equivalent basis, was $7.0 million and $13.6 million, respectively, compared to $6.4 million and $12.7 million for the same prior year periods. Included in interest income for the current periods is the previously mentioned $450,000 of nonrecurring interest recoveries and prepayment premiums on loans. In addition, the increase also reflects an increase in the average balances of interest-earning assets. Average interest-earning assets increased $45.0 million and $42.2 million for the three and six months ended June 30, 2016 compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans as well as a slight increase in securities. Average loans increased $32.8 million and $38.3 million for the three and six months ended June 30, 2016 while average securities increased $11.7 million and $5.1 million when compared to the prior year averages. The average rate earned on interest-earning assets was 4.02% and 3.91% for the three and six months ended June 30, 2016 compared to an average rate of 3.91% for both the three and six months ended June 30, 2015.

Interest expense increased $282,000 and $662,000 for the three and six months ended June 30, 2016, compared to the same periods for 2015. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $297,000 and $593,000 to interest expense for the current three and six month periods. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the three and six months ended June 30, 2016. The average balance of interest-bearing deposits increased $34.2 million and $35.9 million for the three and six months ended June 30, 2016 from the comparable 2015 periods. Partially offsetting these increases, for the three and six months ended June 30, 2016, FHLB-NY borrowings accounted for decreases of $6.4 million and $10.0 million, respectively, in average interest-bearing liabilities. For the three and six months ended June 30, 2016, the total cost for interest-bearing liabilities was 0.86% and 0.88% compared to 0.70% and 0.68% for the comparable prior year periods. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase in the current year period. Excluding the Subordinated Debentures and the Subordinated Notes, the cost for interest-bearing deposits and FHLB-NY borrowings was 0.61% and 0.68% for the three and six months ended June 30, 2016, respectively, compared to 0.61% and 0.59% for the comparable prior year periods.

Provision for Loan Losses

The Corporation maintains an allowance for loan losses at a level considered by management to be adequate to cover the probable losses to be incurred associated with its loan portfolio. The Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves judgments. The adequacy of the allowance for loan losses is based upon management’s evaluation of the known and inherent risks in the portfolio, consideration of the size and composition of the loan portfolio, actual loan loss experience, the level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the judgment in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the six months ended June 30, 2016, the Corporation’s unallocated reserves decreased by $52,000. Management believes that the reduction in unallocated reserves at June 30, 2016 is appropriate as the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the three and six months ended June 30, 2016, the Corporation recorded a $450,000 and $800,000 negative loan loss provision, respectively, compared to $600,000 and $700,000 negative provision to loan losses for the three and six months ended June 30, 2015. The negative provision for loan losses reflects the continued improvement in the credit quality of the portfolio. In addition, for the three and six months ended June 30, 2016, the Corporation recorded net recoveries of $298,000 and $365,000, respectively. Nonperforming loans of $949,000 at June 30, 2016, or 0.18% of total gross loans, reflected a decrease from $1.9 million of nonperforming loans, or 0.36% of total gross loans, at December 31, 2015.

The allowance for loan losses was $8.4 million, or 1.56% of total gross loans, as of June 30, 2016 compared to $8.8 million, or 1.68% of total gross loans, as of December 31, 2015. The allowance for loan losses related to impaired loans decreased from $719,000 at December 31, 2015 to $692,000 at June 30, 2016. During the six months ended June 30, 2016, the Corporation charged-off $76,000 of loan balances and recovered $441,000 in previously charged-off loans compared to $273,000 and $670,000, respectively, during the same period in 2015.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of no provision or additional releases of the allowance for loan losses will continue in the future.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $832,000 and $1.7 million for the three and six months ended June 30, 2016, respectively, compared to $882,000 and $1.8 million for the prior year periods. The $149,000 decrease for the six months ended June 30, 2016, reflects the fact that noninterest income included only $56,000 of gains on calls and sales of securities compared to $152,000 in the comparable prior year periods. In addition, the six months ended June 30, 2016 included only $6,000 of gains on sales of other real estate owned compared to $53,000 of gains during the six months ended June 30, 2015.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2016 was $5.0 million and $9.9 million respectively, compared to $5.1 million and $10.2 million in the comparable prior year period. The Corporation continues to appropriately control expenses.

Income Tax Expense

Income tax expense totaled $776,000 and $1.3 million for the three and six months ended June 30, 2016, respectively, representing effective tax rates of 36.3% and 36.1%. For the three and six months ended June 30, 2015, income tax expense totaled $673,000 and $1.1 million, respectively, equating to effective tax rates of 35.5% and 34.5%. For the 2016 periods, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$949	$2,304	$1,882	$2,574
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	949	2,304	1,882	2,574
Other real estate owned	834	1,013	880	587
Total nonperforming assets	$1,783	$3,317	$2,762	$3,161
Allowance for loan losses	$8,388	$8,540	$8,823	$8,805
Nonperforming loans to total gross loans	0.18%	0.44%	0.36%	0.50%
Nonperforming assets to total assets	0.24%	0.46%	0.38%	0.45%
Allowance for loan losses to total gross loans	1.56%	1.62%	1.68%	1.70%
Allowance for loan losses to
nonperforming loans	883.88%	370.66%	468.81%	342.07%

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

At June 30, 2016, the nonaccrual loans were comprised of six loans. During the six months ended June 30, 2016, nonaccrual loans decreased approximately 49.6% to $949,000. The decrease reflects loan payoffs, payments received and loans returned to an accrual status.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at June 30, 2016 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at June 30, 2016, the level of loans past due 30-89 days was $162,000 compared to $1.0 million at December 31, 2015. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the six months ended June 30, 2016, a negative loan loss provision was recorded in the amount of $800,000 compared to a negative loan loss provision of $700,000 recorded for the three months ended June 30, 2015. The total allowance for loan losses of 1.56% of total loans was comparable to a ratio of 1.68% at December 31, 2015.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2016 net recoveries of $298,000 and $365,000, respectively, were recorded compared to net recoveries of $299,000 and $397,000 for the three and six months ended June 30, 2015. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At June 30, 2016 and December 31, 2015, the Corporation had $8.5 million and $10.2 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $8.2 million and $9.7 million were performing in accordance with their new terms at June 30, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $692,000 and $708,000 have been allocated for the troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Corporation had $138,000 of additional committed funds to these borrowers.

As of June 30, 2016, there were $5.6 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The phase-in period for the capital conservation buffer requirement began on January 1, 2016 and will end on January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

As of June 30, 2016, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	7.78%	4.00%	N/A
Bank	9.52%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.28%	4.50%	6.50%
Tier 1
Corporation	10.17%	4.00%	N/A
Bank	12.28%	6.00%	8.00%
Total
Corporation	14.26%	8.00%	N/A
Bank	13.53%	8.00%	10.00%

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

Cash and cash equivalents increased $3.0 million during the first six months of 2016. Net operating and financing activities provided $3.3 million and $21.5 million, respectively, while investing activities used $21.8 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On July 20, 2016, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of August 1, 2016. The dividend is to be paid on August 15, 2016.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: August 9, 2016	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

__________________________________________
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