Form 10-Q
period 2016-09-30
STEWARDSHIP FINANCIAL CORP
filed 2016-11-10
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 8, 2016 was 6,118,248.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$20,700,000	$10,731,000
Other interest-earning assets	325,000	179,000
Cash and cash equivalents	21,025,000	10,910,000

Securities available-for-sale	103,546,000	93,354,000
Securities held to maturity; estimated fair value of $54,987,000 (2016)
and $61,281,000 (2015)	54,179,000	60,738,000
Federal Home Loan Bank of New York stock, at cost	2,425,000	2,608,000
Loans held for sale	300,000	1,522,000
Loans, net of allowance for loan losses of $8,150,000 (at September 30, 2016)
and $8,823,000 (at December 31, 2015)	543,846,000	517,556,000
Premises and equipment, net	6,643,000	6,799,000
Accrued interest receivable	1,998,000	1,967,000
Other real estate owned, net	834,000	880,000
Bank owned life insurance	16,439,000	14,111,000
Other assets	6,692,000	7,443,000
Total assets	$757,927,000	$717,888,000

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$172,072,000	$147,828,000
Interest-bearing	474,012,000	456,925,000
Total deposits	646,084,000	604,753,000

Federal Home Loan Bank of New York advances	35,000,000	40,000,000
Subordinated Debentures and Subordinated Notes	23,235,000	23,186,000
Accrued interest payable	473,000	791,000
Accrued expenses and other liabilities	1,567,000	1,585,000
Total liabilities	706,359,000	670,315,000

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized;
6,118,248 and 6,085,528 shares issued and outstanding
at September 30, 2016, and December 31, 2015, respectively	41,604,000	41,410,000
Retained earnings	9,871,000	7,008,000
Accumulated other comprehensive income (loss), net	93,000	(845,000)
Total Shareholders' equity	51,568,000	47,573,000
Total liabilities and Shareholders' equity	$757,927,000	$717,888,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans	$5,833,000	$5,689,000	$17,601,000	$16,758,000
Securities held to maturity:
Taxable	272,000	243,000	840,000	683,000
Nontaxable	77,000	114,000	280,000	363,000
Securities available-for-sale:
Taxable	408,000	320,000	1,194,000	1,024,000
Nontaxable	9,000	6,000	21,000	18,000
FHLB dividends	30,000	30,000	93,000	93,000
Other interest-earning assets	28,000	10,000	56,000	27,000
Total interest income	6,657,000	6,412,000	20,085,000	18,966,000
Interest expense:
Deposits	586,000	545,000	1,704,000	1,503,000
FHLB-NY Borrowings	164,000	213,000	568,000	640,000
Subordinated Debentures and Subordinated Notes	363,000	235,000	1,138,000	485,000
Total interest expense	1,113,000	993,000	3,410,000	2,628,000
Net interest income before provision for loan losses	5,544,000	5,419,000	16,675,000	16,338,000
Provision for loan losses	(250,000)	(400,000)	(1,050,000)	(1,100,000)
Net interest income after provision for loan losses	5,794,000	5,819,000	17,725,000	17,438,000
Noninterest income:
Fees and service charges	536,000	541,000	1,595,000	1,577,000
Bank owned life insurance	120,000	103,000	328,000	300,000
Gain on calls and sales of securities, net	6,000	—	62,000	152,000
Gain on sales of mortgage loans	33,000	52,000	70,000	117,000
Gain on sale of other real estate owned	—	—	6,000	53,000
Miscellaneous	128,000	142,000	413,000	439,000
Total noninterest income	823,000	838,000	2,474,000	2,638,000
Noninterest expenses:
Salaries and employee benefits	2,788,000	2,785,000	8,245,000	8,181,000
Occupancy, net	400,000	427,000	1,202,000	1,317,000
Equipment	155,000	175,000	453,000	496,000
Data processing	485,000	468,000	1,434,000	1,380,000
Advertising	165,000	195,000	473,000	665,000
FDIC insurance premium	100,000	87,000	296,000	317,000
Charitable contributions	80,000	90,000	240,000	230,000
Stationery and supplies	42,000	59,000	122,000	119,000
Legal	58,000	65,000	148,000	258,000
Bank-card related services	150,000	144,000	431,000	398,000
Other real estate owned	27,000	118,000	129,000	279,000
Miscellaneous	549,000	512,000	1,727,000	1,639,000
Total noninterest expenses	4,999,000	5,125,000	14,900,000	15,279,000
Income before income tax expense	1,618,000	1,532,000	5,299,000	4,797,000
Income tax expense	583,000	532,000	1,911,000	1,658,000
Net income	1,035,000	1,000,000	3,388,000	3,139,000
Dividends on preferred stock	—	114,000	—	456,000
Net income available to common shareholders	$1,035,000	$886,000	$3,388,000	$2,683,000
Basic and diluted earnings per common share	$0.17	$0.15	$0.55	$0.44
Weighted average number of basic and diluted common shares outstanding	6,115,987	6,091,627	6,106,723	6,074,763

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,035,000	$1,000,000	$3,388,000	$3,139,000
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	(86,000)	265,000	830,000	403,000
Reclassification adjustment for gains in net income	(3,000)	—	(38,000)	(91,000)
Accretion of loss on securities reclassified to held to maturity	39,000	29,000	109,000	150,000
Change in fair value of interest rate swap	—	39,000	37,000	110,000
Total other comprehensive income (loss)	(50,000)	333,000	938,000	572,000
Total comprehensive income	$985,000	$1,333,000	$4,326,000	$3,711,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2016
					Accumulated Other Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance -- December 31, 2015	$—	6,085,528	$41,410,000	$7,008,000	$(845,000)	$47,573,000
Cash dividends declared on common stock	—	—	—	(488,000)	—	(488,000)
Payment of discount on dividend reinvestment plan	—	—	(3,000)	—	—	(3,000)
Common stock issued under dividend reinvestment plan	—	10,089	59,000	—	—	59,000
Common stock issued under stock plans	—	3,590	21,000	—	—	21,000
Issuance of restricted stock	—	34,332	198,000	(198,000)	—	—
Amortization of restricted stock, net	—	(15,291)	(86,000)	161,000	—	75,000
Tax benefit from restricted stock vesting	—	—	5,000	—	—	5,000
Net income	—	—	—	3,388,000	—	3,388,000
Other comprehensive income	—	—	—	—	938,000	938,000
Balance -- September 30, 2016	$—	6,118,248	$41,604,000	$9,871,000	$93,000	$51,568,000

	Nine Months Ended September 30, 2015
					Accumulated Other Comprehensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total

Balance -- December 31, 2014	$14,984,000	6,034,933	$41,125,000	$3,817,000	$(957,000)	$58,969,000
Cash dividends declared on common stock	—	—	—	(364,000)	—	(364,000)
Payment of discount on dividend reinvestment plan	—	—	(2,000)	—	—	(2,000)
Cash dividends declared on preferred stock	—	—	—	(456,000)	—	(456,000)
Common stock issued under dividend reinvestment plan	—	8,204	44,000	—	—	44,000
Common stock issued under stock plans	—	6,233	33,000	—	—	33,000
Issuance of restricted stock	—	50,974	279,000	(279,000)	—	—
Amortization of restricted stock, net	—	(7,062)	(38,000)	118,000	—	80,000
Tax benefit from restricted stock vesting	—	—	3,000	—	—	3,000
Amortization of issuance costs	16,000	—	—	(16,000)	—	—
Repurchase of SBLF preferred stock	(15,000,000)	—	—	—	—	(15,000,000)
Net income	—	—	—	3,139,000	—	3,139,000
Other comprehensive income	—	—	—	—	572,000	572,000
Balance -- September 30, 2015	$—	6,093,282	$41,444,000	$5,959,000	$(385,000)	$47,018,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,388,000	$3,139,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	282,000	290,000
Amortization of premiums and accretion of discounts, net	470,000	514,000
Amortization of restricted stock	75,000	80,000
Amortization of subordinated debenture issuance costs	49,000	6,000
Accretion of deferred loan fees	75,000	66,000
Provision for loan losses	(1,050,000)	(1,100,000)
Originations of mortgage loans held for sale	(5,115,000)	(9,037,000)
Proceeds from sale of mortgage loans	6,407,000	7,584,000
Gain on sales of mortgage loans	(70,000)	(117,000)
Gain on calls and sales of securities	(62,000)	(152,000)
Gain on sale of other real estate owned	(6,000)	(53,000)
Deferred income tax expense	208,000	331,000
(Increase) decrease in accrued interest receivable	(31,000)	133,000
Increase (decrease) in accrued interest payable	(318,000)	179,000
Earnings on bank owned life insurance	(328,000)	(300,000)
(Increase) decrease in other assets	(1,000)	718,000
Increase (decrease) in other liabilities	19,000	(2,172,000)
Net cash provided by operating activities	3,992,000	109,000
Cash flows from investing activities:
Purchase of securities available-for-sale	(39,683,000)	(85,000)
Proceeds from maturities and principal repayments on securities available-for-sale	10,617,000	9,451,000
Proceeds from sales and calls on securities available-for-sale	19,852,000	28,845,000
Purchase of securities held to maturity	(32,403,000)	(18,462,000)
Proceeds from maturities and principal repayments on securities held to maturity	7,321,000	7,397,000
Proceeds from calls on securities held to maturity	31,720,000	6,000,000
Sale of FHLB-NY stock	183,000	742,000
Net increase in loans	(25,467,000)	(41,014,000)
Proceeds from sale of other real estate owned	184,000	1,149,000
Purchase of bank owned life insurance	(2,000,000)	—
Additions to premises and equipment	(126,000)	(596,000)
Net cash used in investing activities	(29,802,000)	(6,573,000)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	24,244,000	14,357,000
Net increase in interest-bearing deposits	17,087,000	15,035,000
Decrease in long term borrowings	(5,000,000)	—
Repurchase of SBLF preferred stock	—	(15,000,000)
Proceeds from issuance of subordinated notes	—	15,953,000
Net decrease in short term borrowings	—	(17,200,000)
Cash dividends paid on common stock	(488,000)	(364,000)
Cash dividends paid on preferred stock	—	(456,000)
Payment of discount on dividend reinvestment plan	(3,000)	(2,000)
Issuance of common stock for cash	80,000	77,000
Tax benefit from restricted stock vesting	5,000	3,000
Net cash provided by financing activities	35,925,000	12,403,000
Net increase in cash and cash equivalents	10,115,000	5,939,000
Cash and cash equivalents - beginning	10,910,000	10,086,000
Cash and cash equivalents - ending	$21,025,000	$16,025,000

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,728,000	$2,449,000
Cash paid during the period for income taxes	$1,486,000	$1,736,000
Transfers from loans to other real estate owned	$152,000	$477,000

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2016
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years, including interim periods, beginning after December 15, 2017. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation is currently evaluating the impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$20,252,000	$127,000	$11,000	$20,368,000
Obligations of state and political subdivisions	2,317,000	24,000	13,000	2,328,000
Mortgage-backed securities	55,006,000	570,000	66,000	55,510,000
Asset-backed securities (a)	8,870,000	—	140,000	8,730,000
Corporate debt	12,952,000	50,000	144,000	12,858,000

Total debt securities	99,397,000	771,000	374,000	99,794,000
Other equity investments	3,858,000	—	106,000	3,752,000

	$103,255,000	$771,000	$480,000	$103,546,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored agencies	$31,266,000	$81,000	$393,000	$30,954,000
Obligations of state and political subdivisions	1,409,000	2,000	1,000	1,410,000
Mortgage-backed securities	45,520,000	213,000	496,000	45,237,000
Asset-backed securities (a)	9,877,000	—	176,000	9,701,000
Corporate debt	2,500,000	—	81,000	2,419,000

Total debt securities	90,572,000	296,000	1,147,000	89,721,000
Other equity investments	3,778,000	—	145,000	3,633,000

	$94,350,000	$296,000	$1,292,000	$93,354,000

(a) Collateralized by student loans

Cash proceeds realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2016 were $8,803,000 and $19,852,000, respectively. Cash proceeds realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2015 were $1,000,000 and $28,845,000, respectively. There were gross gains totaling $3,000 and no gross losses realized on calls during the three months ended September 30, 2016. There were gross gains totaling $10,000 and no gross losses realized on calls during the nine months ended September 30, 2016. While there were no gross gains and no gross losses realized on sales or calls during the three months ended September 30, 2015, gross gains and gross losses realized on sales and calls during the nine months ended September 30, 2015 totaled $213,000 and $61,000, respectively.

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$999,000	$14,000	$—	$1,013,000
U.S. government-sponsored agencies	17,172,000	63,000	65,000	17,170,000
Obligations of state and political subdivisions	7,542,000	120,000	5,000	7,657,000
Mortgage-backed securities	28,466,000	681,000	—	29,147,000

	$54,179,000	$878,000	$70,000	$54,987,000

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$999,000	$—	$11,000	$988,000
U.S. government-sponsored agencies	15,109,000	132,000	24,000	15,217,000
Obligations of state and political subdivisions	11,219,000	268,000	—	11,487,000
Mortgage-backed securities	33,411,000	295,000	117,000	33,589,000

	$60,738,000	$695,000	$152,000	$61,281,000

Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2016 were $15,150,000 and $31,720,000, respectively. Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2015 were $900,000 and $6,000,000, respectively. There were gross gains totaling $3,000 and no gross losses realized on calls during the three months ended September 30, 2016. There were gross gains totaling $52,000 and no gross losses realized on calls during the nine months ended September 30, 2016. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2015.

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

	September 30, 2016
	Amortized Cost	Fair Value

Available-for-sale
Within one year	$500,000	$501,000
After one year, but within five years	7,041,000	7,080,000
After five years, but within ten years	22,025,000	22,028,000
After ten years	5,955,000	5,945,000
Mortgage-backed securities	55,006,000	55,510,000
Asset-backed securities	8,870,000	8,730,000

Total	$99,397,000	$99,794,000

Held to maturity
Within one year	$1,733,000	$1,754,000
After one year, but within five years	7,201,000	7,353,000
After five years, but within ten years	15,271,000	15,235,000
After ten years	1,508,000	1,498,000
Mortgage-backed securities	28,466,000	29,147,000

Total	$54,179,000	$54,987,000

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2016 and December 31, 2015, and if the unrealized loss position was continuous for the twelve months prior to September 30, 2016 and December 31, 2015.

Available-for-Sale
September 30, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government- sponsored agencies	$6,160,000	$(2,000)	$3,785,000	$(9,000)	$9,945,000	$(11,000)
Obligations of state and political subdivisions	901,000	(13,000)	—	—	901,000	(13,000)
Mortgage-backed securities	9,152,000	(36,000)	3,615,000	(30,000)	12,767,000	(66,000)
Asset-backed securities	—	—	8,729,000	(140,000)	8,729,000	(140,000)
Corporate debt	6,850,000	(103,000)	959,000	(41,000)	7,809,000	(144,000)
Other equity investments	—	—	3,692,000	(106,000)	3,692,000	(106,000)

Total temporarily impaired securities	$23,063,000	$(154,000)	$20,780,000	$(326,000)	$43,843,000	$(480,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government- sponsored agencies	$18,396,000	$(183,000)	$7,296,000	$(210,000)	$25,692,000	$(393,000)
Obligations of state and political subdivisions	984,000	(1,000)	—	—	984,000	(1,000)
Mortgage-backed securities	8,599,000	(69,000)	16,278,000	(427,000)	24,877,000	(496,000)
Asset-backed securities	6,791,000	(56,000)	2,910,000	(120,000)	9,701,000	(176,000)
Corporate debt	—	—	1,419,000	(81,000)	1,419,000	(81,000)
Other equity investments	—	—	3,573,000	(145,000)	3,573,000	(145,000)

Total temporarily impaired securities	$34,770,000	$(309,000)	$31,476,000	$(983,000)	$66,246,000	$(1,292,000)

Held to Maturity
September 30, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government- sponsored agencies	$8,831,000	$(65,000)	$—	$—	$8,831,000	$(65,000)
Obligations of state and political subdivisions	738,000	(5,000)	—	—	738,000	(5,000)

Total temporarily impaired securities	$9,569,000	$(70,000)	$—	$—	$9,569,000	$(70,000)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$988,000	$(11,000)	$—	$—	$988,000	$(11,000)
U.S. government- sponsored agencies	4,955,000	(24,000)	—	—	4,955,000	(24,000)
Mortgage-backed securities	15,183,000	(90,000)	1,066,000	(27,000)	16,249,000	(117,000)

Total temporarily impaired securities	$21,126,000	$(125,000)	$1,066,000	$(27,000)	$22,192,000	$(152,000)

Other-Than-Temporary-Impairment

At September 30, 2016, there were available-for-sale investments comprising two U.S. government-sponsored agency securities, five mortgage-backed securities, three asset-backed securities, one corporate debt security, and one other equity investments security in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

In making this determination management considered the following factors in estimating the cash flows expected to be collected from the security: the period of time the securities were in an unrealized loss position; the percentage decline in comparison to the securities’ amortized cost; any adverse conditions specifically related to the security, an industry or a geographic area; the rating or changes to the rating by a credit rating agency; the financial condition of the issuer and guarantor and any recoveries or additional declines in fair value subsequent to the balance sheet date. The Corporation expects to collect all amounts contractually due and none of the debt securities can be prepaid at less than the par values.

The Corporation does not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Note 3. Loans and Allowance for Loan Losses

At September 30, 2016 and December 31, 2015, respectively, the loan portfolio consisted of the following:

	September 30, 2016	December 31, 2015
Commercial:
Secured by real estate	$34,252,000	$37,993,000
Other	37,738,000	26,867,000
Commercial real estate	347,556,000	334,489,000
Commercial construction	10,576,000	4,609,000
Residential real estate	81,700,000	82,955,000
Consumer:
Secured by real estate	29,368,000	29,224,000
Other	212,000	580,000
Government Guaranteed Loans - guaranteed portion	10,637,000	9,626,000
Other	67,000	134,000

Total gross loans	552,106,000	526,477,000

Less: Deferred loan costs, net	110,000	98,000
Allowance for loan losses	8,150,000	8,823,000
	8,260,000	8,921,000

Loans, net	$543,846,000	$517,556,000

The Corporation has purchased the guaranteed portion of several government guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these government guaranteed loans.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period

Commercial	$3,673,000	$(460,000)	$(68,000)	$23,000	$3,168,000
Commercial real estate	4,224,000	216,000	(18,000)	78,000	4,500,000
Commercial construction	184,000	67,000	—	—	251,000
Residential real estate	106,000	(32,000)	—	—	74,000
Consumer	132,000	(32,000)	(3,000)	—	97,000
Other loans	—	—	(1,000)	1,000	—
Unallocated	69,000	(9,000)	—	—	60,000

Total	$8,388,000	$(250,000)	$(90,000)	$102,000	$8,150,000

	For the nine months ended September 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period

Commercial	$3,698,000	$(862,000)	$(71,000)	$403,000	$3,168,000
Commercial real estate	4,660,000	(215,000)	(82,000)	137,000	4,500,000
Commercial construction	114,000	137,000	—	—	251,000
Residential real estate	109,000	(35,000)	—	—	74,000
Consumer	118,000	(13,000)	(10,000)	2,000	97,000
Other loans	3,000	(1,000)	(3,000)	1,000	—
Unallocated	121,000	(61,000)	—	—	60,000

Total	$8,823,000	$(1,050,000)	$(166,000)	$543,000	$8,150,000

	For the three months ended September 30, 2015
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period

Commercial	$3,317,000	$(360,000)	$(323,000)	$194,000	$2,828,000
Commercial real estate	5,289,000	148,000	—	23,000	5,460,000
Commercial construction	14,000	(15,000)	—	12,000	11,000
Residential real estate	140,000	(2,000)	—	—	138,000
Consumer	139,000	12,000	—	1,000	152,000
Other loans	3,000	1,000	(1,000)	—	3,000
Unallocated	397,000	(184,000)	—	—	213,000

Total	$9,299,000	$(400,000)	$(324,000)	$230,000	$8,805,000

	For the nine months ended September 30, 2015
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period

Commercial	$3,704,000	$(701,000)	$(595,000)	$420,000	$2,828,000
Commercial real estate	5,017,000	319,000	—	124,000	5,460,000
Commercial construction	150,000	(492,000)	—	353,000	11,000
Residential real estate	142,000	(4,000)	—	—	138,000
Consumer	189,000	(40,000)	—	3,000	152,000
Other loans	2,000	3,000	(2,000)	—	3,000
Unallocated	398,000	(185,000)	—	—	213,000

Total	$9,602,000	$(1,100,000)	$(597,000)	$900,000	$8,805,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$10,000	$607,000	$—	$—	$—	$—	$—	$—	$617,000

Collectively evaluated for impairment	3,158,000	3,893,000	251,000	74,000	97,000	—	—	60,000	7,533,000

Total ending allowance balance	$3,168,000	$4,500,000	$251,000	$74,000	$97,000	$—	$—	$60,000	$8,150,000

Loans:
Loans individually evaluated for impairment	$2,169,000	$6,081,000	$—	$—	$80,000	$—	$—	$—	$8,330,000

Loans collectively evaluated for impairment	69,821,000	341,475,000	10,576,000	81,700,000	29,500,000	10,637,000	67,000	—	543,776,000

Total ending loan balance	$71,990,000	$347,556,000	$10,576,000	$81,700,000	$29,580,000	$10,637,000	$67,000	$—	$552,106,000

	December 31, 2015
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$81,000	$638,000	$—	$—	$—	$—	$—	$—	$719,000

Collectively evaluated for impairment	3,617,000	4,022,000	114,000	109,000	118,000	—	3,000	121,000	8,104,000

Total ending allowance balance	$3,698,000	$4,660,000	$114,000	$109,000	$118,000	$—	$3,000	$121,000	$8,823,000

Loans:
Loans individually evaluated for impairment	$3,348,000	$8,113,000	$—	$—	$84,000	$—	$—	$—	$11,545,000

Loans collectively evaluated for impairment	61,512,000	326,376,000	4,609,000	82,955,000	29,720,000	9,626,000	134,000	—	514,932,000

Total ending loan balance	$64,860,000	$334,489,000	$4,609,000	$82,955,000	$29,804,000	$9,626,000	$134,000	$—	$526,477,000

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	September 30, 2016	December 31, 2015
Commercial:
Secured by real estate	$598,000	$1,300,000
Other	—	14,000
Commercial real estate	252,000	484,000
Consumer:
Secured by real estate	79,000	84,000

Total nonaccrual loans	$929,000	$1,882,000

At September 30, 2016 and December 31, 2015, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the nine months ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Secured by real estate	$2,061,000	$1,805,000		$2,184,000	$68,000
Other	—	—		34,000	—
Commercial real estate	3,151,000	2,891,000		3,121,000	149,000
Consumer:
Secured by real estate	82,000	80,000		82,000	—

With an allowance recorded:
Commercial:
Secured by real estate	121,000	121,000	$—	203,000	7,000
Other	243,000	243,000	10,000	253,000	14,000
Commercial real estate	3,190,000	3,190,000	607,000	4,342,000	98,000

	$8,848,000	$8,330,000	$617,000	$10,219,000	$336,000

During the three and nine months ended September 30, 2016, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Secured by real estate	$3,244,000	$2,729,000		$3,683,000	$156,000
Other	137,000	137,000		61,000	2,000
Commercial real estate	3,245,000	2,885,000		2,890,000	121,000
Commercial construction	—	—		215,000	—
Residential real estate	—	—		74,000	—
Consumer:
Secured by real estate	84,000	84,000		226,000	—

With an allowance recorded:
Commercial:
Secured by real estate	390,000	308,000	$80,000	405,000	14,000
Other	174,000	174,000	1,000	463,000	31,000
Commercial real estate	5,228,000	5,228,000	638,000	5,534,000	211,000

	$12,502,000	$11,545,000	$719,000	$13,551,000	$535,000

During the year ended December 31, 2015, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2016 and December 31, 2015. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial:
Secured by real estate	$—	$—	$598,000	$598,000	$33,654,000	$34,252,000
Other	—	—	—	—	37,738,000	37,738,000
Commercial real estate	158,000	—	252,000	410,000	347,146,000	347,556,000
Commercial construction	—	—	—	—	10,576,000	10,576,000
Residential real estate	315,000	—	—	315,000	81,385,000	81,700,000
Consumer:
Secured by real estate	69,000	—	40,000	109,000	29,259,000	29,368,000
Other	—	—	—	—	212,000	212,000
Government Guaranteed	—	—	—	—	10,637,000	10,637,000
Other	—	—	—	—	67,000	67,000

Total	$542,000	$—	$890,000	$1,432,000	$550,674,000	$552,106,000

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial:
Secured by real estate	$—	$—	$1,011,000	$1,011,000	$36,982,000	$37,993,000
Other	—	—	—	—	26,867,000	26,867,000
Commercial real estate	271,000	—	—	271,000	334,218,000	334,489,000
Commercial construction	—	—	—	—	4,609,000	4,609,000
Residential real estate	—	—	—	—	82,955,000	82,955,000
Consumer:
Secured by real estate	112,000	—	41,000	153,000	29,071,000	29,224,000
Other	—	—	—	—	580,000	580,000
Government Guaranteed	—	—	—	—	9,626,000	9,626,000
Other	—	—	—	—	134,000	134,000

Total	$383,000	$—	$1,052,000	$1,435,000	$525,042,000	$526,477,000

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

At September 30, 2016 and December 31, 2015, the Corporation had $7.7 million and $10.2 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.4 million and $9.7 million were performing in accordance with their new terms at September 30, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $617,000 and $708,000 have been allocated for the troubled debt restructurings at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Corporation has committed $178,000 and

$138,000, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

There were no new loans classified as a troubled debt restructuring during the three and nine months ended September 30, 2016 or September 30, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial:
Secured by real estate	$32,340,000	$841,000	$1,071,000	$—	$—	$34,252,000
Other	36,705,000	437,000	596,000	—	—	37,738,000
Commercial real estate	337,918,000	7,946,000	1,692,000	—	—	347,556,000
Commercial construction	10,576,000	—	—	—	—	10,576,000

Total	$417,539,000	$9,224,000	$3,359,000	$—	$—	$430,122,000

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial:
Secured by real estate	$35,263,000	$1,431,000	$1,299,000	$—	$—	$37,993,000
Other	25,725,000	745,000	397,000	—	—	26,867,000
Commercial real estate	326,737,000	4,034,000	3,718,000	—	—	334,489,000
Commercial construction	4,609,000	—	—	—	—	4,609,000

Total	$392,334,000	$6,210,000	$5,414,000	$—	$—	$403,958,000

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2016 and December 31, 2015. The past due and nonaccrual amounts include loans that have 1-29 days delinquent.

	September 30, 2016
	Current	Past Due and Nonaccrual	Total

Residential real estate	$81,051,000	$649,000	$81,700,000
Consumer:
Secured by real estate	28,067,000	1,301,000	29,368,000
Other	210,000	2,000	212,000

Total	$109,328,000	$1,952,000	$111,280,000

	December 31, 2015
	Current	Past Due and Nonaccrual	Total

Residential real estate	$82,415,000	$540,000	$82,955,000
Consumer:
Secured by real estate	27,730,000	1,494,000	29,224,000
Other	578,000	2,000	580,000

Total	$110,723,000	$2,036,000	$112,759,000

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2016
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$20,368,000	$—	$20,368,000	$—
Obligations of state and political subdivisions	2,328,000	—	2,328,000	—
Mortgage-backed securities - residential	55,510,000	—	55,510,000	—
Asset-backed securities	8,730,000	—	8,730,000	—
Corporate debt	12,858,000	—	12,858,000	—
Other equity investments	3,752,000	3,692,000	60,000	—

Total available-for-sale securities	$103,546,000	$3,692,000	$99,854,000	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2015
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$30,954,000	$—	$30,954,000	$—
Obligations of state and political subdivisions	1,410,000	—	1,410,000	—
Mortgage-backed securities - residential	45,237,000	—	45,237,000	—
Asset-backed securities	9,701,000	—	9,701,000	—
Corporate debt	2,419,000	—	2,419,000	—
Other equity investments	3,633,000	3,573,000	60,000	—

Total available-for-sale securities	$93,354,000	$3,573,000	$89,781,000	$—

Liabilities:
Interest rate swap	$62,000	$—	$62,000	$—

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2016 or during the year ended December 31, 2015. There were no changes to the valuation techniques for fair value measurements as of September 30, 2016 and December 31, 2015.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2016
Assets:
Impaired loans
Commercial:
Secured by real estate	$252,000	$—	$—	$252,000
Other Real Estate Owned	279,000	—	—	279,000

	$531,000	$—	$—	$531,000

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2015
Assets:
Impaired loans
Commercial:
Secured by real estate	$367,000	$—	$—	$367,000
Consumer
Secured by real estate	84,000	—	—	84,000
Other Real Estate Owned	880,000	—	—	880,000

	$1,331,000	$—	$—	$1,331,000

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $252,000, with no valuation allowance, resulting in no change to the provision for loan losses for the nine months ended September 30, 2016.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $461,000, with a valuation allowance of $10,000, resulting in an increase of the allocation for loan losses of $16,000 for the year ended December 31, 2015.

OREO, measured at fair value, had a recorded investment value of $299,000 with a $20,000 valuation allowance at September 30, 2016. At December 31, 2015, OREO had a recorded investment value of $880,000 with no valuation allowance. Additional valuation allowances of $20,000 were recorded during the nine months ended September 30, 2016. There were $170,000 additional valuation allowances recorded during the nine months ended September 30, 2015.

For the Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$252,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 5%

			Estimated selling costs.	7%

Other real estate owned	$279,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0% - 7%

			Estimated selling costs.	7%

December 31, 2015
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range

Impaired loans	$451,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 9%

			Estimated selling costs.	7%

Other real estate owned	$990,000	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	0%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2016
Financial assets:
Cash and cash equivalents	$21,025,000	$21,025,000	$—	$—
Securities available-for-sale	103,546,000	3,692,000	99,854,000	—
Securities held to maturity	54,179,000	—	54,987,000	—
FHLB-NY stock	2,425,000	N/A	N/A	N/A
Mortgage loans held for sale	300,000	—	—	300,000
Loans, net	543,846,000	—	—	553,594,000

Financial liabilities:
Deposits	646,084,000	493,839,000	152,921,000	—
FHLB-NY advances	35,000,000	—	35,206,000	—
Subordinated debentures and subordinated notes	23,235,000	—	—	23,295,000

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
Financial assets:
Cash and cash equivalents	$10,910,000	$10,910,000	$—	$—
Securities available-for-sale	93,354,000	3,573,000	89,781,000	—
Securities held to maturity	60,738,000	—	61,281,000	—
FHLB-NY stock	2,608,000	N/A	N/A	N/A
Mortgage loans held for sale	1,522,000	—	—	1,522,000
Loans, net	517,556,000	—	—	527,479,000

Financial liabilities:
Deposits	604,753,000	459,327,000	145,560,000	—
FHLB-NY advances	40,000,000	—	40,222,000	—
Subordinated debentures and subordinated notes	23,186,000	—	—	23,206,000
Interest rate swap	62,000	—	62,000	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At September 30, 2016 and December 31, 2015 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2016 and December 31, 2015 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at September 30, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,035,000	$1,000,000	$3,388,000	$3,139,000
Dividends on preferred stock	—	114,000	—	456,000
Net income available to common stockholders	$1,035,000	$886,000	$3,388,000	$2,683,000

Weighted average common shares outstanding - basic	6,115,987	6,091,627	6,106,723	6,074,763
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	6,115,987	6,091,627	6,106,723	6,074,763

Basic earnings per common share	$0.17	$0.15	$0.55	$0.44

Diluted earnings per common share	$0.17	$0.15	$0.55	$0.44

There were no stock options to purchase shares of common stock for the three and nine months ended September 30, 2016 and 2015.

Note 6. Subordinated Debt

			Carrying Amount
Issue	Maturity	Rate	September 30, 2016	December 31, 2015

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217,000	$7,217,000
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	16,018,000	15,969,000

			$23,235,000	$23,186,000

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities, and the Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the

Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At September 30, 2016 and December 31, 2015, the rate on both the Capital Securities and the Subordinated Debentures was 3.81% and 3.48%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at September 30, 2016, which includes $582,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the contractual life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem on September 1, 2015, the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”). The Series B Preferred Shares were issued by the Corporation to the U.S. Department of the Treasury (the “Treasury) on September 1, 2011 in connection with the Corporation’s participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 million fund established under the Small Business Jobs Act of 2010 to encourage small business lending by providing capital to qualified community banks with assets of less than $10 billion.

Note 7. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended September 30,
	2016			2015
	Gross	Tax Effect	Net	Gross	Tax Effect	Net

Net income	$1,618,000	$(583,000)	$1,035,000	$1,532,000	$(532,000)	$1,000,000
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	(133,000)	47,000	(86,000)	422,000	(157,000)	265,000
Reclassification adjustment for gains in net income	(6,000)	3,000	(3,000)	—	—	—
Accretion of loss on securities reclassified to held to maturity	65,000	(26,000)	39,000	48,000	(19,000)	29,000
Change in fair value of interest rate swap	—	—	—	64,000	(25,000)	39,000

Total other comprehensive income (loss)	(74,000)	24,000	(50,000)	534,000	(201,000)	333,000

Total comprehensive income	$1,544,000	$(559,000)	$985,000	$2,066,000	$(733,000)	$1,333,000

	Nine Months Ended September 30,
	2016			2015
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
Net income	$5,299,000	$(1,911,000)	$3,388,000	$4,797,000	$(1,658,000)	$3,139,000
Other comprehensive income:
Change in unrealized holding gains (losses) on securities available-for-sale	1,349,000	(519,000)	830,000	648,000	(245,000)	403,000
Reclassification adjustment for gains in net income	(62,000)	24,000	(38,000)	(152,000)	61,000	(91,000)
Accretion of loss on securities reclassified to held to maturity	178,000	(69,000)	109,000	243,000	(93,000)	150,000
Change in fair value of interest rate swap	62,000	(25,000)	37,000	183,000	(73,000)	110,000

Total other comprehensive income	1,527,000	(589,000)	938,000	922,000	(350,000)	572,000

Total comprehensive income	$6,826,000	$(2,500,000)	$4,326,000	$5,719,000	$(2,008,000)	$3,711,000

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$271,000	$(128,000)	$—	$143,000
Other comprehensive income before reclassifications	(86,000)	39,000	—	(47,000)
Amounts reclassified from other comprehensive income	(3,000)	—	—	(3,000)

Other comprehensive income	(89,000)	39,000	—	(50,000)

Balance at September 30, 2016	$182,000	$(89,000)	$—	$93,000

	Nine Months Ended September 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(610,000)	$(198,000)	$(37,000)	$(845,000)
Other comprehensive income before reclassifications	830,000	109,000	37,000	976,000
Amounts reclassified from other comprehensive income	(38,000)	—	—	(38,000)

Other comprehensive income, net	792,000	109,000	37,000	938,000

Balance at September 30, 2016	$182,000	$(89,000)	$—	$93,000

	Three Months Ended September 30, 2015
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(345,000)	$(256,000)	$(117,000)	$(718,000)
Other comprehensive income (loss) before reclassifications	265,000	29,000	39,000	333,000
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income (loss), net	265,000	29,000	39,000	333,000

Balance at September 30, 2015	$(80,000)	$(227,000)	$(78,000)	$(385,000)

	Nine Months Ended September 30, 2015
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(392,000)	$(377,000)	$(188,000)	$(957,000)
Other comprehensive income before reclassifications	403,000	150,000	110,000	663,000
Amounts reclassified from other comprehensive income	(91,000)	—	—	(91,000)

Other comprehensive income, net	312,000	150,000	110,000	572,000

Balance at September 30, 2015	$(80,000)	$(227,000)	$(78,000)	$(385,000)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Income	2016	2015	Line Item

Unrealized gains on AFS securities before tax	$6,000	$—	Gains on securities transactions, net
Tax effect	(3,000)	—

Total net of tax	3,000	—

Total reclassifications, net of tax	$3,000	$—

	Nine Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Income	2016	2015	Line Item

Unrealized gains on AFS securities before tax	$62,000	$152,000	Gains on securities transactions, net
Tax effect	(24,000)	(61,000)

Total net of tax	38,000	91,000

Total reclassifications, net of tax	$38,000	$91,000

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

Financial Condition

Total assets increased $40.0 million to $757.9 million at September 30, 2016 from $717.9 million at December 31, 2015. Cash and cash equivalents increased $10.1 million to $21.0 million at September 30, 2016 from $10.9 million at December 31, 2015, reflecting some additional liquidity from deposit growth. Securities available-for-sale increased $10.2 million to $103.5 million while securities held to maturity decreased $6.6 million to $54.2 million. Net loans increased $26.3 million to $543.8 million at September 30, 2016 compared to $517.6 million at December 31, 2015, reflecting new loan originations, partially offset by normal principal amortization and payoffs.

Deposits totaled $646.1 million at September 30, 2016, an increase of $41.3 million from $604.8 million at December 31, 2015. The growth in deposits consisted of a $24.2 million increase in noninterest-bearing accounts and a $17.1 million increase in interest-bearing accounts.

Results of Operations

General

The Corporation reported net income available to common shareholders of $1.0 million, or $0.17 diluted earnings per common share for the three months ended September 30, 2016, compared to net income available to common shareholders of $900,000, or $0.15 diluted earnings per common share for the comparable prior year period. For the nine months ended September 30, 2016, the Corporation reported net income available to common shareholders of $3.4 million, or $0.55 diluted earnings per common share compared to net income available to common shareholders of $2.7 million, or $0.44 diluted earnings per common share for the comparable prior year period.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2016 was $5.6 million and $16.9 million, respectively, compared to $5.5 million and $16.6 recorded in the prior year periods. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2016 were 2.85% and 3.07%, respectively, compared to 3.01% and 3.21% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net interest rate spread and net yield on interest-earning assets were 2.97% and 3.18%, respectively, compared to 3.15% and 3.34% for the nine months ended September 30, 2015.

The declines in both the net interest rate spread and net yield on interest-earning assets include the impact of the $16.6 million of Subordinated Notes issued on August 28, 2015 to certain institutional accredited investors (see Note 6 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the quarter, on an after tax basis, is less than the dividends that would have accrued for the quarter on the Corporation’s Series B Preferred Shares which were redeemed by the Corporation using the net cash proceeds for the Subordinated Notes, resulting in an overall benefit to net income available to common shareholders for the quarter. The dividend rate on the Series B Preferred Shares would have accrued at a rate of 4.56% for January and February 2016 but, beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate would have increased to and become fixed at 9% per annum, making the issuance of the Subordinated Notes an even more positive impact to net income available to common shareholders in the future.

In general, the net interest rate spread and net yield on interest-earning assets for the current year periods reflects an overall decline in loan interest rates. These reduced loan yields primarily reflect the historically low market rates in the current environment.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2016 and 2015 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$543,866	$5,842	4.27%	$512,411	$5,699	4.41%
Taxable investment securities (1)	150,587	712	1.88%	138,978	593	1.69
Tax-exempt investment securities (1) (2)	10,507	128	4.85	13,568	180	5.26
Other interest-earning assets	19,781	27	0.54	12,574	10	0.32
Total interest-earning assets	724,741	6,709	3.68	677,531	6,482	3.80
Non-interest-earning assets:
Allowance for loan losses	(8,437)			(9,372)
Other assets	42,867			41,459
Total assets	$759,171			$709,618

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$240,353	$145	0.24%	$217,039	$145	0.27%
Savings deposits	86,912	23	0.11	79,234	21	0.11
Time deposits	148,053	418	1.12	144,183	379	1.04
FHLB-NY borrowing	35,870	164	1.82	45,789	213	1.85
Subordinated debentures and subordinated notes	23,227	363	6.22	13,146	235	7.09
Total interest-bearing liabilities	534,415	1,113	0.83	499,391	993	0.79
Non-interest-bearing liabilities:
Demand deposits	171,169			151,226
Other liabilities	2,474			2,538
Stockholders' equity	51,113			56,463
Total liabilities and stockholders' equity	$759,171			$709,618
Net interest income (taxable equivalent basis)		5,596			5,489
Tax equivalent adjustment		(52)			(70)
Net interest income		$5,544			$5,419
Net interest spread (taxable equivalent basis)			2.85%			3.01%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.07%			3.21%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$533,243	$17,630	4.42%	$497,238	$16,787	4.51%
Taxable investment securities (1)	148,740	2,128	1.91%	139,750	1,801	1.72
Tax-exempt investment securities (1) (2)	11,597	450	5.18	14,331	571	5.33
Other interest-earning assets	13,290	56	0.56	11,711	27	0.31
Total interest-earning assets	706,870	20,264	3.83	663,030	19,186	3.87
Non-interest-earning assets:
Allowance for loan losses	(8,674)			(9,716)
Other assets	42,341			41,749
Total assets	$740,537			$695,063

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$232,097	$425	0.24%	$211,413	$427	0.27%
Savings deposits	85,973	67	0.10	78,568	63	0.11
Time deposits	147,167	1,212	1.10	139,696	1,013	0.97
FHLB-NY borrowing	39,040	568	1.94	49,025	640	1.75
Subordinated debentures and subordinated notes	23,211	1,138	6.55	9,215	485	7.04
Total interest-bearing liabilities	527,488	3,410	0.86	487,917	2,628	0.72
Non-interest-bearing liabilities:
Demand deposits	160,927			145,711
Other liabilities	2,358			2,548
Stockholders' equity	49,764			58,887
Total liabilities and stockholders' equity	$740,537			$695,063
Net interest income (taxable equivalent basis)		16,854			16,558
Tax equivalent adjustment		(179)			(220)
Net interest income		$16,675			$16,338
Net interest spread (taxable equivalent basis)			2.97%			3.15%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.18%			3.34%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and nine months ended September 30, 2016, total interest income, on a tax equivalent basis, was $6.7 million and $20.3 million, respectively, compared to $6.5 million and $19.2 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets. Average interest-earning assets increased $47.2 million and $43.8 million for the three and nine months ended September 30, 2016, respectively, compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans and, to a lesser extent, an increase in securities. Average loans increased $31.5 million and $36.0 million for the three and nine months ended September 30, 2016, respectively, while average securities increased $8.5 million and $6.3 million when compared to the prior year averages. The average rate earned on interest-earning assets was 3.68% and 3.83% for the three and nine months ended September 30, 2016, respectively, compared to an average rate of 3.80% and 3.87% for the three and nine months ended September 30, 2015, respectively.

Interest expense increased $120,000 and $782,000 for the three and nine months ended September 30, 2016, compared to the same periods for 2015. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $188,000 and $781,000 to interest expense for the current three and nine month periods. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the three and nine months ended September 30, 2016. The average balance of interest-bearing deposits increased $34.9 million and $35.6 million for the three and nine months ended September 30, 2016 from the comparable 2015 periods. Partially offsetting these increases, for the three and nine months ended September 30, 2016, FHLB-NY borrowings accounted for decreases of $9.9 million and $10.0 million, respectively, in average interest-bearing liabilities. For the three and nine months ended September 30, 2016, the total cost for interest-bearing liabilities was 0.83% and 0.86% compared to 0.79% and 0.72% for the comparable prior year periods. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase in the current year period. Excluding the Subordinated Debentures and the Subordinated Notes, the cost for interest-bearing deposits and FHLB-NY borrowings was 0.58% and 0.60% for the three and nine months ended September 30, 2016, respectively, compared to 0.62% and 0.60% for the comparable prior year periods.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent losses which may not otherwise have been measured. Due to the judgment in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. During the nine months ended September 30, 2016, the Corporation’s unallocated reserves decreased by $62,000. Management believes that the reduction in unallocated reserves at September 30, 2016 is appropriate as the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the three and nine months ended September 30, 2016, the Corporation recorded a $250,000 and $1.1 million negative loan loss provision, respectively, compared to a $400,000 and a $1.1 million negative provision to loan losses for the three and nine months ended September 30, 2015. The negative provision for loan losses reflects the continued improvement in the credit quality of the portfolio. In addition, for the three and nine months ended September 30, 2016, the Corporation recorded net recoveries of $12,000 and $377,000, respectively. Nonperforming loans of $929,000 at September 30, 2016, or 0.17% of total gross loans, reflected a decrease from $1.9 million of nonperforming loans, or 0.36% of total gross loans, at December 31, 2015.

The allowance for loan losses was $8.2 million, or 1.48% of total gross loans, as of September 30, 2016 compared to $8.8 million, or 1.68% of total gross loans, as of December 31, 2015. The allowance for loan losses related to impaired loans decreased from $719,000 at December 31, 2015 to $617,000 at September 30, 2016. During the nine months ended September 30, 2016, the Corporation charged-off $166,000 of loan balances and recovered $543,000 in previously charged-off loans compared to $597,000 and $900,000, respectively, during the same period in 2015.

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

Noninterest Income

Noninterest income was $823,000 and $2.5 million for the three and nine months ended September 30, 2016, respectively, compared to $838,000 and $2.6 million for the prior year periods. The $163,000 decrease for the nine months ended September 30, 2016, reflects the fact that noninterest income included only $62,000 of gains on calls and sales of securities which is below the $152,000 recognized in the comparable prior year period. In addition, the nine months ended September 30, 2016 included only $6,000 of gains on sales of other real estate owned compared to $53,000 of gains during the nine months endedSeptember 30, 2015. Furthermore, gain on sales of mortgage loans were $70,000 for the nine months ended September 30, 2016 compared to gains of $117,000 realized in the same prior year period.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2016 was $5.0 million and $14.9 million respectively, compared to $5.1 million and $15.3 million in the comparable prior year periods. The Corporation continues to appropriately control expenses.

Income Tax Expense

Income tax expense totaled $583,000 and $1.9 million for the three and nine months ended September 30, 2016, respectively, representing effective tax rates of 36.0% and 36.1%. For the three and nine months ended September 30, 2015, income tax expense totaled $532,000 and $1.7 million, respectively, equating to effective tax rates of 34.7% and 34.6%. For the 2016 periods, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$929	$949	$2,304	$1,882
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	929	949	2,304	1,882
Other real estate owned	834	834	1,013	880
Total nonperforming assets	$1,763	$1,783	$3,317	$2,762
Allowance for loan losses	$8,150	$8,388	$8,540	$8,823
Nonperforming loans to total gross loans	0.17%	0.18%	0.44%	0.36%
Nonperforming assets to total assets	0.23%	0.24%	0.46%	0.38%
Allowance for loan losses to total gross loans	1.48%	1.56%	1.62%	1.68%

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

At September 30, 2016, the balance of nonaccrual loans were comprised of six loans. During the nine months ended September 30, 2016, nonaccrual loans decreased approximately 50.6% to $929,000. The decrease reflects loan payoffs, payments received and loans returned to an accrual status.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at September 30, 2016 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at September 30, 2016, the level of loans past due 30-89 days was $542,000 compared to $1.0 million at December 31, 2015. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the nine months ended September 30, 2016, a negative loan loss provision was recorded in the amount of $1.1 million compared to a similar negative loan loss provision recorded for the nine months ended September 30, 2015. The total allowance for loan losses of 1.48% of total loans was comparable to a ratio of 1.68% at December 31, 2015.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and nine months ended September 30, 2016 the Corporation recorded net recoveries of $12,000 and $377,000, respectively, were recorded compared to net charge-offs of $94,000 and net recoveries of $303,000 for the three and nine months ended September 30, 2015, respectively. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2016 and December 31, 2015, the Corporation had $7.7 million and $10.2 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $7.4 million and $9.7 million were performing in accordance with their new terms at September 30, 2016 and December 31, 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $617,000 and $708,000 have been allocated for the troubled debt restructurings at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Corporation had committed$178,000 and $138,000, respectively, of additional funds to these borrowers.

As of September 30, 2016, there were $5.9 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

As of September 30, 2016, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	7.69%	4.00%	N/A
Bank	9.36%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	11.82%	4.50%	6.50%
Tier 1
Corporation	9.99%	4.00%	N/A
Bank	11.82%	6.00%	8.00%
Total
Corporation	13.98%	8.00%	N/A
Bank	13.07%	8.00%	10.00%

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

Cash and cash equivalents increased $10.1 million during the first nine months of 2016. Net operating and financing activities provided $4.0 million and $35.9 million, respectively, while investing activities used $29.8 million.

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

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On October 19, 2016, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of November 1, 2016. The dividend is to be paid on November 15, 2016.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: November 10, 2016	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

__________________________________________
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