Form 10-K
period 2016-12-31
STEWARDSHIP FINANCIAL CORP
filed 2017-03-22
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, was $33,231,000. As of March 17, 2017, 6,132,774 shares of the registrant’s common stock, net of treasury stock, were outstanding.

FORM 10-K
STEWARDSHIP FINANCIAL CORPORATION
For the Year Ended December 31, 2016

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Atlantic Stewardship Bank. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not historical facts and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. These factors include:

•
changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government and other government initiatives affecting the financial services industry;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•
failures of or interruptions in the communications and information systems on which we rely to conduct our business could reduce our revenues, increase our costs or lead to disruptions in our business;

•
general economic conditions including employment, whether national or regional, and conditions in the lending markets in which we participate that may hinder our ability to increase lending activities or have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;

•	impairment charges with respect to securities;

•	unanticipated costs in connection with new branch openings;

•	acts of war, acts of terrorism, cyber-attacks and natural disasters;

•	fluctuation in interest rates;

•	risks related to the concentration in commercial real estate, commercial business loans and commercial construction loans;

•	concentration of credit exposure;

•	declines in commercial and residential real estate values;

•	inability to manage growth in commercial loans;

•	unexpected loan prepayment volume;

•	unanticipated exposure to credit risks;

•	insufficient allowance for loan losses;

•	competition from other financial institutions;

•	a decline in the levels of loan quality and origination volume; and

•	a decline in deposits.

The Corporation undertakes no obligation to update or revise any forward-looking statements in the future based upon future events or circumstances, new information or otherwise.

Part I

Item 1. Business

General

Stewardship Financial Corporation (the “Corporation”) is a one-bank holding company, which was incorporated under the laws of the State of New Jersey in January 1995 to serve as a holding company for Atlantic Stewardship Bank (the “Bank”). The only significant activity of the Corporation is ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its current ten additional branches located in the State of New Jersey.

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

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2016, the Bank operated from its main office in Midland Park, New Jersey and ten additional existing branch offices in Hawthorne, Ridgewood, Montville, North Haledon, Pequannock, Waldwick, Wayne (2), Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2016, the Corporation employed 115 full-time employees and 29 part-time employees. None of these employees are covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Act, known as the Volcker Rule. In January 2014, the regulatory agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker rule. Under the interim final rule, the regulatory agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. Based upon management’s review of the securities portfolio, management believes that there are no securities in our portfolio that are impacted by the Volcker Rule.

Provisions in the Dodd-Frank Act and related rules that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

Certain aspects of the Dodd-Frank Act remain subject to implementation through rulemaking that will continue for several years, making it difficult to anticipate the overall financial impact of the legislation on the Corporation, the Bank and its customers as well as the financial industry in general. Furthermore, the change in the administration in the United States has added uncertainty to the implementation, scope and timing of regulatory reforms with respect to the Dodd-Frank Act and generally.

Bank Holding Company Act

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Corporation is subject to the regulation, supervision, examination and inspection of the FRB. The Corporation is required to file with the FRB annual reports and other information showing that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The FRB may also make examinations of the Corporation and its subsidiaries.

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

Capital Adequacy Guidelines for Banks and Bank Holding Companies

The Corporation is subject to capital adequacy guidelines promulgated by the FRB. The Bank is subject to somewhat comparable but different capital adequacy requirements imposed by the FDIC. The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. Leverage capital to average total assets is determined by dividing Tier 1 Capital as defined under the risk-based capital guidelines by average total assets (non-risk adjusted).

Guidelines for Banks

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity, which are generally referred to as “Basel III”. The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for the regulation of banks and bank holding companies. In July 2013, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) to implement certain provisions of Basel III and the Dodd-Frank Act. The Basel Rules revised the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

Among other things, the Basel Rules (a) established a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raised the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.
The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2016, the Bank's capital conservation buffer was 4.34%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate exposures are assigned to the 150% category. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Guidelines for Small Bank Holding Companies

In April 2015, the FRB updated and amended its Small Bank Holding Company Policy Statement. Under the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $1 billion. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

As of December 31, 2016, the Corporation and the Bank exceeded all regulatory capital requirements.

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

The FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and were first used to calculate the June 30, 2011 assessment. The assessment rules were further modified in November, 2014; the revisions became effective on January 1, 2015. Further modified as of September 30, 2016, the Bank’s assessment rate averaged $0.03 per $100 in assessable assets minus average tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.56% and 0.59% of the assessment base for the years ended December 31, 2016 and 2015, respectively. The Corporation paid $37,000 under this assessment for both the years ended December 31, 2016 and 2015. These assessments will continue until the FICO bonds mature in 2017.

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

Dividend Rights

Under the New Jersey Banking Act of 1948, as amended (the "New Jersey Banking Act"), a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

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

Item 1A. Risk Factors

Investments in the common stock, no par value, of the Corporation (the "Common Stock") involve risk. The following discussion highlights the risks management believes are material for our Corporation, but does not necessarily include all risks that we may face.

Our operations are subject to interest rate risk and changes in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. To be profitable we must earn more interest from our interest-earning assets than we pay on our interest-bearing liabilities. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, competitive factors and the policies of governmental and regulatory agencies such as the Federal Reserve Bank. Changes in monetary policy and interest rates can also adversely affect customer demand for our products and services and, thus, our ability to originate loans and deposits, the fair value of financial assets and liabilities and the average duration of our assets and liabilities. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.

At December 31, 2016, $15 million of the total $48 million of our Federal Home Loan Bank borrowings will mature during 2017. As these borrowings mature, we will need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee (“FOMC”), or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance remains appropriate. Despite the December 2016 and March 2017 actions by the FRB to raise short-term interest rates by 25 basis points in each instance, interest rates remain near historical lows. If long-term interest rates remain low, a flattening of the U.S. Treasury yield curve may continue and adversely impact our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our lending is concentrated and a decline in real estate markets and the local economy could adversely impact our financial condition and results of operations.
At December 31, 2016, our gross loan portfolio amounted to $604.1 million, 81.4% of which consisted of mortgage loans secured by real estate. The majority of these real estate loans were secured by commercial real estate, amounting to $382.6 million or 63.3%% of our loan portfolio at December 31, 2016. In addition, commercial loans amounted to $82.1 million or 13.6% of the gross loan portfolio at December 31, 2016 and commercial construction loans amounted to $14.9 million or 2.5% of the gross loan portfolio at such date. Our loan portfolio is concentrated in northern New Jersey. Commercial real estate mortgage loans, commercial loans and construction loans are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Commercial real estate mortgage loans are typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations due to our lending concentration and lack of geographic diversity.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2016, the Company had approximately $98.6 million and $52.3 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Atlantic Stewardship Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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

If bank regulators impose limitations on the Bank’s commercial real estate lending activities, earnings could be adversely affected.
In 2006, the FDIC, the OCC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 268% of total risk-based capital at December 31, 2016. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 523% at December 31, 2016. At December 31, 2016, commercial real estate loans amounted to $419.4 million compared to $274.9 million at December 31, 2013, an increase of $144.6 million or 52.6% over such 36 month period.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings would be adversely affected.
The Company’s future growth may require the Company to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.
The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Company, however, may at some point choose to raise additional capital to support its continued growth. The Company’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Company’s control. Accordingly, the Company may be unable to raise additional capital, if and when needed, on terms acceptable to the Company, or at all. If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Company’s stock price, future issuances of equity securities could result in dilution of existing shareholder interests.
A decrease in our ability to borrow funds could adversely affect our liquidity.
Our ability to obtain funding from the Federal Home Loan Bank or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.
Our inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business or pay a dividend and impact our financial condition, results of operations and the market price of our Common Stock.

In July 2013, the FDIC and other federal bank regulatory agencies adopted final rules that established a new comprehensive capital framework for U.S. banking organizations. These rules, generally referred to as the “Basel Rules,” create a new regulatory capital standard based on Tier 1 common equity, increase the minimum leverage and risk-based capital ratios applicable to all banking organizations and change how certain regulatory capital components are calculated. See “Capital Adequacy Guidelines for Banks and Bank Holding Companies” under Item 1 for a detailed description of the various capital requirements to which the Corporation and the Bank are, and in the future may be, subject. Compliance with these regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and could adversely affect our ability to maintain our current level of business or expand our business. Furthermore, if we fail to comply with these regulatory capital requirements, the FRB could place limits or conditions on the operation of our business and subject us to a variety of enforcement remedies, including limiting our ability to pay dividends.

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

We face strong competition from banks, other financial institutions, money market mutual funds and brokerage firms within the New York metropolitan area. A number of these entities have substantially greater marketing and advertising resources and lending limits, larger branch systems and a wider array of banking services. Competition among depository institutions for customer deposits has increased significantly and will likely continue in the current economic environment. Our success depends upon our ability to serve our clients in a more responsive manner than our competitors. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and adverse consequences to our business, results of operations and financial condition.

The unexpected loss of management or key personnel could impair the Company’s future success.
The Company’s future success depends in part on the continued service of its executive officers, other key management, and staff, as well as its ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of the Company’s key personnel or its inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on the Company’s business, operating results and financial condition.
If we cannot keep pace with technological changes in the financial services industry, we may not be able to compete effectively.

The financial services industry continues to undergo rapid technological changes, including developments in internet-based banking, with the aim to better serve customers and reduce costs. Our ability to compete successfully in the future will depend, in part, upon our ability to anticipate and respond to customer demands for technology-driven banking products and services and to invest the resources required to implement, maintain and upgrade the technology required to provide these products and services. Many of our competitors have substantially greater resources to invest in these technological improvements. Although we continually invest in new technology, we cannot provide assurance that we will have sufficient resources to remain competitive in the future. Our inability to keep pace with technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

The Dodd-Frank Act requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay a mortgage. The CFPB has promulgated a safe harbor rule for any loan that constitutes a “qualified mortgage.” Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including: excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); interest-only payments; negative-amortization; and terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or require that we invest significantly greater resources to make these loans and, therefore, limit our growth and adversely affect our profitability.

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

We may not be able to sustain or increase the market price of our Common Stock.

The trading history of our Common Stock, which trades on the Nasdaq Capital Market, has been characterized by relatively low trading volume. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated and lead to price volatility in excess of that which would occur in a more active trading market. The current market price of our Common Stock may not be indicative of future market prices and we may be unable to sustain or increase the value of an investment in our Common Stock. Volatility in the market price of our Common Stock may occur in response to numerous factors, including, but not limited to, the factors discussed in the other risk factors and the following:

•	actual or anticipated fluctuation in our operating and financial results;

•	press releases, publicity, or announcements concerning us, our competitors or the banking industry;

•	changes in expectations as to future financial performance, including estimates by securities analysts and investors;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future sales of our Common Stock or other equity securities;

•	developments in laws or regulations or new interpretations of existing laws or regulations affecting us or our competitors; and

•	general domestic economic and market conditions.

These factors may adversely affect the trading price of our Common Stock, regardless of our actual operating performance, and could prevent a shareholder from selling our Common Stock at or above the current market price.

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

There can be no assurances that we would receive such approval if required. If the Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may be unable to make principal and interest payments on the Subordinated Notes (see discussion of Subordinated Notes in Item 7 below) and our other debt obligations.

Our ability to make payments on and to refinance our indebtedness, including the Subordinated Notes, will depend on our financial and operating performance. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Subordinated Notes. If our cash flows and capital resources, and the dividends we receive from the Bank, are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity issues and we might be required to dispose of material assets or operations to meet our debt service and other obligations, or seek to restructure our indebtedness, including the Subordinated Notes. In such event, there could be no assurance that we would be able to consummate these transactions, and proceeds of such transactions might not be adequate to meet our debt service obligations then due.

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

Anti-takeover provisions in our Restated Certificate of Incorporation, our Amended and Restated By-Laws and New Jersey law could discourage a change of control that our shareholders may favor, which could negatively affect the market price of our Common Stock.

Provisions in our Restated Certificate of Incorporation and our Amended and Restated By-Laws and applicable provisions of the New Jersey Business Corporation Act may make it more difficult and expensive for a third party to remove our directors and acquire control of us even if a change of control would be beneficial to the interests of our shareholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our Common Stock. For example, applicable provisions of the New Jersey Business Corporation Act may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested shareholder for a period of five years after the person becomes an interested shareholder. Our Restated Certificate of Incorporation provides for staggered terms for our directors and authorizes the issuance of blank check preferred stock that could be issued by our Board of Directors to thwart a takeover attempt and requires super-majority voting by our shareholders to effect amendments to certain provisions of our Restated Certificate of Incorporation. In addition, our Amended and Restated By-Laws limit who may call special meetings of both the board of directors and shareholders and establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters that can be acted upon by shareholders at shareholders’ meetings.

Federal banking laws limit the acquisition and ownership of our Common Stock.

Because we are a bank holding company, any purchaser of 5% or more of our Common Stock may be required to file a notice with or obtain the approval of the FRB under the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the FRB, (1) any other bank holding company may be required to obtain the approval of the FRB before acquiring 5% or more of our Common Stock and (2) any person other than a bank holding company may be required to file a notice with and not be disapproved by the FRB to acquire 10% or more of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its current ten branch offices. The property located at 612 Godwin Avenue is used for administrative offices, primarily for commercial lending functions. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2016.

Location	Leased or Owned	Date of Lease Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	6/30/19
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	9/30/17
Ridgewood, NJ

311 Valley Road	Leased	11/30/18
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

2 Changebridge Road	Leased	7/31/20
Montville, NJ

378 Franklin Avenue	Leased	5/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	5/30/26
Westwood, NJ

33 Sicomac Avenue	Leased	10/31/20
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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 17, 2017, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend

Year Ended December 31, 2016
Fourth Quarter	$10.20	$7.40	$0.03
Third Quarter	8.00	6.44	0.03
Second Quarter	6.65	5.51	0.03
First Quarter	6.10	5.56	0.02

Year Ended December 31, 2015
Fourth Quarter	$6.48	$5.41	$0.02
Third Quarter	6.35	5.48	0.02
Second Quarter	6.50	5.53	0.02
First Quarter	5.96	4.50	0.02

The amount of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, most of which are generated by the Bank, our financial condition and other factors considered by our Board of Directors to be relevant.

We rely on the Bank to pay dividends to us to fund our dividend payments to our shareholders. The Bank’s ability to pay dividends to us will depend primarily upon its earnings, financial condition, and need for funds, as well as applicable governmental policies. Even if the Bank has earnings in an amount sufficient to distribute cash to us to enable us to pay dividends to our shareholders, the Bank’s board of directors may determine to retain earnings for the purpose of funding the Bank’s growth. The Bank generally pays us a dividend to provide funds for debt service on our outstanding indebtedness, dividends that we pay our shareholders, stock repurchases and other expenses.

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

As of December 31, 2016, we had $23.6 million aggregate principal amount of indebtedness outstanding, consisting of a subordinated debenture in the principal amount of $7.0 million scheduled to mature in 2033 and $16.6 million aggregate principal amount of 6.75% Fixed-to-Floating Rate Subordinated Notes due 2025. The agreements under which our indebtedness was issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.

Events of default generally consist of, among other things, our failure to pay any principal or interest on the subordinated debenture or subordinated notes, as applicable, when due, our failure to comply with certain agreements, terms and covenants under the agreement (without curing such default following notice), and certain events of bankruptcy, insolvency or liquidation relating to us.

If an event of default were to occur and we did not cure it, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to and consent from the holders of our common stock, we may enter into additional financing arrangements that may limit our ability to purchase or to pay dividends or distributions on our common stock.

We paid cash dividends of $0.11 per share and $0.08 per share in 2016 and 2015, respectively. We did not repurchase any shares of our common stock during the years ended December 31, 2016 and 2015.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this document.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED
FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)

Selected Balance Sheet Data at Year End:
Total assets	$795,535	$717,888	$693,551	$673,508	$688,388
Total interest-earning assets	759,805	685,141	661,672	640,253	653,603
Total investment securities (including FHLB stock)	154,428	156,700	183,792	196,508	206,631
Total loans, net of allowance for loan loss	595,952	517,556	467,699	424,262	429,832
Total deposits	658,930	604,753	556,476	577,591	590,254
Total borrowings	82,452	63,186	73,917	39,517	39,560
Shareholders' equity	51,387	47,573	58,969	53,779	56,346

Earnings Summary:
Net interest income	$22,572	$21,783	$21,727	$22,758	$23,532
Provision for loan losses	(1,350)	(1,375)	(50)	3,775	9,995
Net interest income after provision for loan losses	23,922	23,158	21,777	18,983	13,537
Noninterest income	3,411	3,493	2,960	3,965	6,389
Noninterest expense	19,902	20,179	20,233	19,838	19,653
Income before income tax expense (benefit)	7,431	6,472	4,504	3,110	273
Income tax expense (benefit)	2,695	2,272	1,419	640	(247)

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)

Net income	4,736	4,200	3,085	2,470	520
Dividends on preferred stock and accretion	—	456	683	633	352
Net income available to common shareholders	$4,736	$3,744	$2,402	$1,837	$168

Common Share Data:
Basic net income	$0.78	$0.62	$0.40	$0.31	$0.03
Diluted net income	0.78	0.62	0.40	0.31	0.03
Cash dividends declared	0.11	0.08	0.05	0.04	0.15
Book value at year end	8.39	7.82	7.29	6.53	6.98
Weighted average shares outstanding (in thousands)	6,110	6,078	6,004	5,937	5,909
Shares outstanding at year end (in thousands)	6,121	6,086	6,035	5,944	5,925

Performance Ratios:
Return on average assets	0.63%	0.60%	0.46%	0.36%	0.07%
Return on average common shareholders' equity	9.43%	8.14%	5.77%	4.54%	0.39%
Net interest margin	3.18%	3.30%	3.46%	3.54%	3.59%
Net interest spread	2.96%	3.10%	3.28%	3.34%	3.36%
Yield on average interest-earning assets	3.81%	3.87%	3.96%	4.12%	4.36%
Cost of average interest-bearing liabilities	0.85%	0.77%	0.68%	0.78%	1.00%
Loans to deposits	91.64%	87.04%	85.77%	75.17%	74.62%

Asset Quality:
Total non-accrual loans	$606	$1,882	$3,628	$10,219	$18,011
Other nonperforming assets	$401	$880	$1,308	$451	$1,295
Allowance for loan loss to total loans	1.31%	1.68%	2.01%	2.28%	2.42%
Nonperforming loans to total loans	0.10%	0.36%	0.76%	2.34%	4.14%
Nonperforming assets to total assets	0.13%	0.38%	0.71%	1.58%	2.80%
Net charge-offs (recoveries) to average loans	(0.08)%	(0.12)%	0.06%	1.02%	2.44%

Consolidated Capital Ratios:
Average shareholders' equity as a percentage of average total assets	6.69%	7.98%	8.42%	8.06%	8.33%
Leverage (Tier 1) capital (1)	7.65%	7.67%	9.45%	9.04%	9.09%
Tier 1 risk based capital (2)	9.35%	10.16%	13.04%	13.52%	13.63%
Total risk based capital (2)	13.10%	14.34%	14.30%	14.78%	14.89%

Other Data:
Number of banking centers (including main branch)	11	12	12	13	13
Full time equivalent employees	130	134	140	138	142

(1) As a percentage of average quarterly assets.
(2) As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2016, the Corporation had 11 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey. The Corporation, through the Bank, conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

The branch network coupled with our online services provides for solid coverage in both existing and new markets in key towns in the three counties in which we operate. The Corporation continually evaluates the need to further develop its infrastructure, including electronic products and services, to enable it to continue to build franchise value and expand its existing and future customer base.

The level of consumers and businesses looking to borrow improved in 2016. In addition, during 2016 and 2015, the Corporation achieved substantial improvement in asset quality. The managing of credit risk has stabilized for the Bank as reflected in the improvement in asset quality measurements. As loan demand continues to increase, all new lending opportunities continue to be appropriately evaluated. The Corporation has never engaged in subprime lending.

Competition in the northern New Jersey market remains intense and the challenges of operating in a prolonged flat interest rate market has continued to make it somewhat difficult to attract deposits when interest rate levels are so low. In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services available to our customers include: online banking / cash management, with remote deposit capture services for businesses, applications for smartphones and tablets, mobile deposit capabilities (depositing checks remotely by taking pictures of checks and transmitting them electronically), online deposit account opening and Apple Pay. These electronic banking products and services continue to provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, the Corporation has the technology and procedures to enable instant debit card issuance for new customers and existing customers.

Expense control remains an ongoing focus. The Corporation continues to balance the need to control expenses with its focus on quality loan growth and an awareness of the customers’ desire for convenient banking – all being addressed while continuing to be compliant with regulations and remaining up-to-date on all levels of security.

During 2017, the Corporation will continue to concentrate its efforts on the origination of loans funded with appropriate deposit growth. In addition, capitalizing on technology and improving efficiencies will remain a focus for 2017.

Subordinated Notes / Small Business Lending Fund Program

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured. In addition, the Subordinated Notes are subordinate and junior in right to the Company's payments to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at December 31, 2016, which includes $565,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the Subordinated Notes.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2016 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Deferred Income Taxes. The Corporation records income taxes in accordance with Accounting Standards Codification 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Earnings Summary

The Corporation reported net income available to common shareholders of $4.7 million, or $0.78 per diluted common share, for the year ended December 31, 2016, compared to net income available to common shareholders of $3.7 million, or $0.62 per diluted common share, for the year ended December 31, 2015.
The return on average assets was 0.63% in 2016 compared to 0.60% in 2015. The return on average common equity was 9.43% for 2016 as compared to 8.14% in 2015.

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

For the year ended December 31, 2016, net interest income, on a tax equivalent basis, increased to $22.8 million from $22.1 million for the year ended December 31, 2015. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2016 were 2.96% and 3.18%, respectively, compared to 3.10% and 3.30% for the year ended December 31, 2015. The declines in both the net interest rate spread and net yield on interest-earning assets include the impact of the $16.6 million of Subordinated Notes issued on August 28, 2015 to certain accredited investors (see "Subordinated Notes / Small Business Lending Fund Program" in the Item 7 above and Note

8 to the Corporation’s Audited Consolidated Financial Statements). While the cost of the Subordinated Notes reduces net interest income, the increased interest expense for the year, on an after tax basis, is less than the dividends that would have accrued for the year on the Corporation’s Series B Preferred Shares which were redeemed by the Corporation using the net cash proceeds for the Subordinated Notes, resulting in an overall benefit to net income available to common shareholders for the year. The dividend rate on the Series B Preferred Shares would have accrued at a rate of 4.56% for January and February 2016 but, beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate would have increased to and become fixed at 9% per annum, making the issuance of the Subordinated Notes an even more positive impact to net income available to common shareholders in the future.

In addition, in general, the net interest rate spread and net yield on interest-earning assets for the current year also reflects a decline in loan interest rates. The reduced loan yields primarily reflect the historically low market rates in the current environment.

For the year ended December 31, 2016, total interest income, on a tax equivalent basis, was $27.3 million compared to $25.9 million for the prior year. The increase was due to an increase in the average balance of interest-earning assets partially offset by a decrease in yields on interest-earning assets. Average interest-earning assets increased $46.7 million in 2016 over the 2015 amount. The change in average interest-earning assets primarily reflects an increase from the comparable prior year in average loans and investment securities. Average loans increased $38.9 million while average investment securities increased $6.5 million. The average rate earned on interest-earning assets decreased 6 basis points from 3.87% for the year ended December 31, 2015 to 3.81% in the 2016 fiscal year. The decline in the asset yield reflects the effect of a prolonged low interest rate environment.

Interest expense increased $687,000 during the year ended December 31, 2016 to $4.5 million. The issuance of the Subordinated Notes on August 28, 2015 had the effect of increasing average interest-bearing liabilities and added approximately $781,000 to interest expense for the current year. An increase in the other components of average interest-bearing liabilities also contributed to the increase in interest expense for the year ended December 31, 2016. The average balance of interest-bearing deposits increased $36.1 million. Partially offsetting the increase, for the year ended December 31, 2016, FHLB-NY borrowings decreased $9.5 million. For the year ended December 31, 2016, the total cost for interest-bearing liabilities was 0.85% compared to 0.77% for the prior year. As noted previously, the issuance of the Subordinated Notes contributed to the overall increase of interest-bearing liabilities in the current year. Excluding the Subordinated Debentures and the Subordinated Notes (see Note 8 to the Corporation's Audited Consolidated financial Statements), the cost for interest-bearing deposits, repurchase agreements and FHLB-NY borrowings was 0.59% compared to 0.60% for the prior year, reflecting a slight decrease in the cost for interest-bearing deposits and FHLB-NY borrowings. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that helps provide for better management of interest rate risk. At December 31, 2016 and 2015 brokered deposits totaled $8.3 million and $7.8 million, respectively.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2016, 2015 and 2014 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$541,918	$23,762	4.38%	$502,981	$22,684	4.51%	$436,321	$21,160	4.85%
Taxable investment securities	148,852	2,904	1.95%	139,587	2,430	1.74%	175,487	3,118	1.78%
Tax-exempt investment securities (2)	11,229	566	5.04%	13,959	741	5.31%	19,698	1,008	5.12%
Other interest-earning assets	13,981	79	0.57%	12,775	40	0.31%	7,369	25	0.34%
Total interest-earning assets	715,980	27,311	3.81%	669,302	25,895	3.87%	638,875	25,311	3.96%

Non-interest-earning assets:
Allowance for loan losses	(8,546)			(9,551)			(10,058)
Other assets	42,751			41,774			43,095
Total assets	$750,185			$701,525			$671,912

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$234,847	$558	0.24%	$214,318	$568	0.27%	$219,142	$629	0.29%
Savings deposits	86,804	90	0.10%	79,276	84	0.11%	78,559	84	0.11%
Time deposits	149,067	1,644	1.10%	141,071	1,416	1.00%	129,685	1,094	0.84%
Repurchase agreements	—	—	—%	—	—	—%	5,255	254	4.83%
FHLB-NY borrowings	38,288	716	1.87%	47,837	850	1.78%	32,503	642	1.98%
Subordinated Debentures and Subordinated Notes	23,219	1,505	6.48%	12,736	908	7.13%	7,217	504	6.98%
Total interest-bearing liabilities	532,225	4,513	0.85%	495,238	3,826	0.77%	472,361	3,207	0.68%
Non-interest bearing liabilities:
Demand deposits	165,348			147,756			140,384
Other liabilities	2,396			2,554			2,591
Shareholders' equity	50,216			55,977			56,576
Total liabilities and Shareholders' equity	$750,185			$701,525			$671,912

Net interest income (taxable equivalent basis)		22,798			22,069			22,104
Tax equivalent adjustment		(226)			(286)			(377)
Net interest income		$22,572			$21,783			$21,727

Net interest spread (taxable equivalent basis)			2.96%			3.10%			3.28%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.18%			3.30%			3.46%

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

The following table compares net interest income for the years ended December 31, 2016 and 2015 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2016 Versus 2015			2015 Versus 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$1,720	$(642)	$1,078	$3,077	$(1,553)	$1,524
Taxable investment securities	168	306	474	(626)	(62)	(688)
Tax-exempt investment securities	(139)	(36)	(175)	(304)	37	(267)
Other interest-earning assets	4	35	39	17	(2)	15
Total interest-earning assets	1,753	(337)	1,416	2,164	(1,580)	584

Interest expense:
Interest-bearing demand deposits	52	(62)	(10)	(14)	(47)	(61)
Savings deposits	8	(2)	6	1	(1)	—
Time deposits	83	145	228	102	220	322
Repurchase agreements	—	—	—	(127)	(127)	(254)
FHLB borrowings	(177)	43	(134)	278	(70)	208
Subordinated Debentures and Subordinated Notes	687	(90)	597	393	11	404
Total interest-bearing liabilities	653	34	687	633	(14)	619
Net change in net interest income	$1,100	$(371)	$729	$1,531	$(1,566)	$(35)

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

The Corporation recorded a $1.4 million negative loan loss provision for both the years ended December 31, 2016 and 2015. The negative provision reflects the ongoing improvement in the credit quality of the portfolio as well as the recording of net recoveries of previously charged-off loan balances. The allowance for loan loss was $7.9 million, or 1.31% of total loans, as of December 31, 2016 compared to $8.8 million, or 1.68% of total loans, a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of net charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of new loans to determine the risk that was inherent in the portfolio.

Nonperforming loans decreased from $1.9 million, or 0.36% of total loans, at December 31, 2015 to $606,000, or 0.10% of total loans, at December 31, 2016. During the year ended December 31, 2016, the Corporation charged-off $182,000 of loan balances and recovered $614,000 in previously charged-off loans compared to $602,000 and $1.2 million, respectively, in the prior year. The allowance for loan losses related to the impaired loans decreased from $719,000 at December 31, 2015 to $610,000 at December 31, 2016.

In addition to these factors, the Corporation evaluated the economic conditions and overall real estate climate in the primary business markets in which it operates when considering the overall risk of the lending portfolio. Recent years showed improvement in the economy and the real estate market, which is reflected in a reduced level of charge-offs and loan delinquencies. The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio and general market conditions.

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

Noninterest income was $3.4 million for the year ended December 31, 2016 as compared to $3.5 million for the prior year. The year ended December 31, 2016 included a $44,000 increase in income due to the purchase of an additional $2.0 million of bank-owned life insurance. In addition, gain on sales of mortgage loans were $164,000 for the year ended December 31, 2016 compared to gains of $141,000 realized in the prior year. Offsetting these increases, was a $106,000 decrease for the year ended December 31, 2016, due to the fact that noninterest income included only $63,000 of gains on calls and sales of securities which is below the $169,000 recognized in the prior year. In addition, the year ended December 31, 2016 included only $36,000 of gains on sales of OREO compared to $83,000 of gains during the year ended December31, 2015.

Noninterest Expense

For the years ended December 31, 2016 and 2015, total noninterest expense was $19.9 million and $20.2 million respectively. The Corporation continues to appropriately control expenses. Increases in various expenses were offset by decreases in other expenses. A decrease in occupancy expense is partially attributable to the consolidation of two branches in Hawthorne, New Jersey. A decrease in OREO expense is directly related to the decline in foreclosures and OREO properties. An increase in miscellaneous expense is reflective of higher audit and consulting expenses.

Income Taxes

Income tax expense totaled $2.7 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively, representing effective tax rates of 36.3% and 35.1%. For the year ended December 31, 2016, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

Financial Condition

Total assets at December 31, 2016 were $795.5 million, an increase of $77.6 million, or 10.8%, over the $717.9 million at December 31, 2015. Securities available-for-sale increased $5.2 million to $98.6 million while securities held to maturity decreased $8.4 million to $52.3 million. Net loans increased $78.4 million to $596.0 million at December 31, 2016 compared to $517.6 million at December 31, 2015, reflecting continued improvement in loan demand. Loans held for sale totaled $773,000 at December 31, 2016 compared to $1.5 million at December 31, 2015. Other real estate owned (OREO) decreased $479,000 to $401,000 at December 31, 2016 compared to $880,000 at December 31, 2015 reflecting the sale of several properties partially offset by two additional foreclosures / deed-in-lieu of foreclosures.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2016, net of allowance for loan losses, totaled $596.0 million, an increase of $78.4 million, or a 15.1% increase over the $517.6 million at December 31, 2015. Residential real estate mortgages increased $1.4 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, certain residential real estate loans were placed into the portfolio to partially compensate for payoffs and normal amortization. Of the loans sold, all have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $407.2 million, or 67.4% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $58.5 million from $348.7 million, or 66.2% of the total loan portfolio, at December 31, 2015. Commercial loans increased $17.2 million to $82.1 million, representing 13.6% of the total loan portfolio. Consumer installment loans and home equity loans increased $592,000 to $30.3 million.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2016, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Real estate mortgage:
Residential (1)	$84,321	$82,955	$77,836	$77,540	$67,200
Commercial (1)	407,226	348,724	295,278	256,480	252,087

Commercial loans	82,065	64,860	75,852	73,890	89,414

Consumer loans:
Installment (2)	10,713	10,262	12,174	13,327	16,544
Home equity	19,566	19,425	15,950	12,538	14,912
Other	192	251	230	234	266

Total gross loans	604,083	526,477	477,320	434,009	440,423
Less: Allowance for loan losses	7,905	8,823	9,602	9,915	10,641
Deferred loan (fees) costs	226	98	19	(168)	(50)
Net loans	$595,952	$517,556	$467,699	$424,262	$429,832

(1) Includes construction loans.
(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2016 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$17,107	$16,419	$458,021	$491,547
Commercial	32,760	26,132	23,173	82,065
Consumer	162	1,985	28,324	30,471
Total gross loans	$50,029	$44,536	$509,518	$604,083

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2016, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$88,804	$385,636	$474,440
Commercial	18,749	30,556	49,305
Consumer	10,693	19,616	30,309
Total gross loans	$118,246	$435,808	$554,054

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

Management continually reviews and makes enhancements, as appropriate, to its process over measuring the general portion of the allowance for loan losses. In connection with its periodic risk assessment and monitoring process, the Corporation evaluates a number of assumptions supporting the methodology, including the look-back period used to evaluate the historical loss factors for its portfolios, as well as performing a study of its loss emergence period data. Given these evaluations, management reassesses its qualitative and environmental factors to align with the model assumptions. These reviews had no material impact on the overall allowance.

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $7.9 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2016.

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

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans (1):
Construction	$—	$—	$—	$—	$3,080
Residential real estate	—	—	96	755	413
Commercial real estate	528	484	1,284	6,592	10,083
Commercial	—	1,314	1,923	2,255	3,635
Consumer	78	84	325	617	800
Total nonaccrual loans	606	1,882	3,628	10,219	18,011

Loans past due ninety days or more and accruing: (2)
Commercial	—	—	—	—	237
Total loans past due ninety days or more and accruing	—	—	—	—	237

Total nonperforming loans	606	1,882	3,628	10,219	18,248
Other real estate owned	401	880	1,308	451	1,058
Total nonperforming assets	$1,007	$2,762	$4,936	$10,670	$19,306

Allowance for loan losses	$7,905	$8,823	$9,602	$9,915	$10,641

Nonperforming loans to total gross loans (3)	0.10%	0.36%	0.76%	2.34%	4.14%

Nonperforming assets to total assets	0.13%	0.38%	0.71%	1.58%	2.80%

Allowance for loan losses to total gross loans	1.31%	1.68%	2.01%	2.28%	2.42%

(1) Restructured loans classified in the nonaccrual category totaled $528,000, $552,000, $824,000, $1.4 million, and $1.3 million, for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
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

At December 31, 2016, the balance of nonaccrual loans were comprised of one commercial real estate loan and two consumer loans. During the year ended December 31, 2016, nonaccrual loans have decreased over 67% since December 31, 2015 to $606,000. The decrease reflects loan payoffs, payments received, and loans returned to an accrual status.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at December 31, 2016 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports the collection of our remaining principal.

For loans not included in nonperforming loans, at December 31, 2016, the level of loans past due 30-89 days decreased to $112,000 from $383,000 at December 31, 2015. We will continue to monitor delinquencies for early identification of new problem loans.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent imprecision of the overall loss estimation process. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. The Corporation continues to refine and enhance, as appropriate, its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined. During the year ended December 31, 2016, the Corporation decreased its unallocated allowance for loan losses by $109,000 to $12,000. Management believes that the reduction in unallocated reserves at December 31, 2016 is appropriate as, in addition to the above discussion, the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the years ended December 31, 2016 and December 31, 2015, a negative provision for loan loss was recorded in the amount of $1.4 million. The recording of a negative provision for the current year is reflective of both the recording of recoveries of past chargeoffs and a reduction in the level of nonaccrual loans. The total allowance for loan losses of $7.9 million represented 1.31% of total gross loans at December 31, 2016 compared to $8.8 million, or a ratio of 1.68%, at December 31, 2015.

At December 31, 2016 and 2015, the Corporation had $8.0 million and $10.2 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.5 million and $9.7 million were performing in accordance with their new terms at December 31, 2016 and 2015, respectively, and not included in the preceding table. The remaining troubled debt restructures are reported as nonaccrual loans. Specific reserves of $610,000 and $708,000 have been allocated for the troubled debt restructurings at December 31, 2016 and 2015, respectively. As of December 31, 2016 and December 31, 2015, the Corporation had committed $190,000 and $138,000, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.
The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. For the year ended December 31, 2016, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $434,000, of which $427,000 was included in interest income for the year ended December 31, 2016.

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

As of December 31, 2016, there were $12.7 million of other loans not included in the preceding table, compared to $6.5 million at December 31, 2015, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. At December 31, 2016, there was a $5.8 million loan relationship that was downgraded to Special Mention due to delinquent real estate taxes. These taxes were then current as of January 31, 2017. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$8,823	$9,602	$9,915	$10,641	$11,604

Loans charged-off:
Construction	—	—	—	24	394
Residential real estate	—	—	7	83	21
Commercial real estate	96	—	1,110	3,785	3,577
Commercial	72	600	262	983	7,144
Consumer and other	14	2	6	146	74
Total loans charged-off	182	602	1,385	5,021	11,210

Recoveries of loans previously charged-off:
Construction	—	552	48	26	6
Residential real estate	—	26	—	—	—
Commercial real estate	162	151	858	112	—
Commercial	446	465	216	355	240
Consumer and other	6	4	—	27	6
Total recoveries of loans previously charged-off	614	1,198	1,122	520	252

Net loans charged-off (recovered)	(432)	(596)	263	4,501	10,958
Provisions charged (credited) to operations	(1,350)	(1,375)	(50)	3,775	9,995
Balance at end of period	$7,905	$8,823	$9,602	$9,915	$10,641

Net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.08)%	(0.12)%	0.06%	1.02%	2.44%

Balance of allowance for loan losses at the end of year to gross year end loans	1.31%	1.68%	2.01%	2.28%	2.42%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2016		2015		2014		2013		2012
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)
Real estate - residential	$66	14.0%	$109	15.8%	$142	16.3%	$460	17.9%	$308	15.3%
Real estate - commercial	5,089	67.4%	4,774	66.2%	5,167	61.9%	5,782	59.1%	5,105	57.2%
Commercial	2,663	13.6%	3,698	12.3%	3,704	15.9%	3,373	17.0%	4,832	20.3%
Consumer	75	5.0%	121	5.7%	191	5.9%	291	6.0%	355	7.2%
Unallocated	12	—%	121	—%	398	—%	9	—%	41	—%
Total allowance for loan losses	$7,905	100.0%	$8,823	100.0%	$9,602	100.0%	$9,915	100.0%	$10,641	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. Treasury, U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale increased to $98.6 million at December 31, 2016, from $93.4 million at December 31, 2015, an increase of $5.2 million, or 5.6%. Securities held to maturity decreased $8.4 million, or 13.8%, to $52.3 million at December 31, 2016 from $60.7 million at December 31, 2015.

The change in securities available-for-sale for the year ended December 31, 2015, as compared to December 31, 2014, includes the sale of $26.7 million of U.S. government and agency obligations and mortgage-backed securities transacted to provide funding for a growing loan portfolio.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2016		2015		2014
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored agencies	$17,445	17.7%	$30,954	33.2%	$30,274	24.2%
Obligation of state and political subdivisions	3,096	3.1%	1,410	1.5%	1,400	1.1%
Mortgage-backed securities	52,046	52.8%	45,237	48.4%	76,743	61.5%
Asset-backed securities (a)	8,267	8.4%	9,701	10.4%	9,915	7.9%
Corporate debt	14,037	14.2%	2,419	2.6%	2,997	2.4%
Other equity investments	3,692	3.8%	3,633	3.9%	3,589	2.9%
Total	$98,583	100.0%	$93,354	100.0%	$124,918	100.0%

Securities held to maturity:
U.S. Treasury	$999	1.9%	$999	1.6%	$—	—%
U.S. government-sponsored agencies	19,162	36.6%	15,109	24.9%	11,962	21.7%
Obligations of state and political subdivisions	7,102	13.6%	11,219	18.5%	15,636	28.4%
Mortgage-backed securities	25,067	47.9%	33,411	55.0%	27,499	49.9%
Total	$52,330	100.0%	$60,738	100.0%	$55,097	100.0%

(a) Collateralized by student loans.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2016. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities. Non-debt securities and securities not due at a single maturity date, such as mortgage-backed securities and asset-backed securities, are not reflected in the table below.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Carrying value	$500	$3,451	$8,005	$5,489	$17,445
Yield	1.00%	1.47%	2.23%	1.87%	1.93%
Obligations of state and political subdivisions:
Carrying value	—	971	1,845	280	3,096
Yield	0.00%	1.62%	1.70%	2.75%	1.77%
Corporate debt:
Carrying value	—	2,559	11,478	—	14,037
Yield	0.00%	1.82%	3.45%	0.00%	3.16%
Total carrying value	$500	$6,981	$21,328	$5,769	$34,578
Weighted average yield	1.00%	1.62%	2.84%	1.91%	2.41%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2016. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$—	$999	$—	$—	$999
Yield	0.00%	1.41%	0.00%	0.00%	1.41%
U.S. government-sponsored agencies:
Carrying value	251	1,024	17,887	—	19,162
Yield	4.59%	2.20%	2.06%	0.00%	2.10%
Obligations of state and political subdivisions:
Carrying value	1,714	4,706	176	506	7,102
Yield	3.24%	3.97%	3.75%	1.70%	3.63%
Total carrying value	$1,965	$6,729	$18,063	$506	$27,263
Weighted average yield	3.41%	3.32%	2.08%	1.70%	2.47%

Deposits

The Corporation had deposits at December 31, 2016 totaling $658.9 million, an increase of $54.2 million, or 9.0%, over the comparable period of 2015, when deposits totaled $604.8 million. The Corporation relied on its branch network and current competitive products and services to grow deposits during 2016. Included in deposit balances were $8.3 million of brokered certificates of deposit at December 31, 2016 compared to $7.8 million at December 31, 2015.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand	$169,306	25.7%	$147,828	24.5%	$136,721	24.6%
Interest-bearing demand	242,278	36.8%	228,737	37.8%	210,225	37.8%
Savings deposits	90,677	13.7%	81,836	13.5%	76,422	13.7%
Certificates of deposit	156,669	23.8%	146,352	24.2%	133,108	23.9%
Total	$658,930	100.0%	$604,753	100.0%	$556,476	100.0%

As of December 31, 2016, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows:

Balances
(In thousands)
Three months or less	$14,683
Four months through six months	5,920
Seven months through twelve months	29,150
Over twelve months	47,019
$96,772

Borrowings

Although deposits with the Bank are the Corporation’s primary source of funds, the Corporation’s policy has been to utilize borrowings to the extent that they are a less costly source of funds, when the Corporation desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk. The Corporation’s borrowings are a combination of advances from the Federal Home Loan Bank of New York (“FHLB-NY”), including overnight repricing lines of credit and, to a lesser extent, securities sold under agreements to repurchase.

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2016. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(Dollars in thousands)
Assets:
Loans:
Real estate Mortgage	$49,826	$63,553	$378,168	$—	$491,547
Commercial	41,764	9,770	30,531	—	82,065
Consumer	16,811	4,560	9,100	—	30,471
Mortgages held for sale	773	—	—	—	773
Investment securities (1)	27,256	16,269	110,903	—	154,428
Other assets	172	—	—	36,079	36,251
Total assets	$136,602	$94,152	$528,702	$36,079	$795,535

Source of funds:
Interest-bearing demand	$242,278	$—	$—	$—	$242,278
Savings	90,677	—	—	—	90,677
Certificates of deposit	22,054	55,769	78,846	—	156,669
FHLB-NY advances	16,200	10,000	33,000	—	59,200
Subordinated Debentures	—	—	23,252	—	23,252
Other liabilities	—	—	—	172,072	172,072
Shareholders' equity	—	—	—	51,387	51,387
Total source of funds	$371,209	$65,769	$135,098	$223,459	$795,535

Interest rate sensitivity gap	$(234,607)	$28,383	$393,604	$(187,380)

Cumulative interest rate sensitivity gap	$(234,607)	$(206,224)	$187,380	$—

(1) Includes securities held to maturity, securities available-for sale and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2016, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 3.9%, or $1.0 million, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 6.0% or $1.6 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents - beginning	$10,910	$10,086
Operating activities:
Net income	4,736	4,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities	1,168	(2,999)
Net cash provided by operating activities	5,904	1,201
Net cash used in investing activities	(77,943)	(22,102)
Net cash provided by financing activities	72,809	21,725
Net increase in cash and cash equivalents	770	824
Cash and cash equivalents - ending	$11,680	$10,910

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$3,927	$664	$1,266	$827	$1,170
Total contracted cost obligations	$3,927	$664	$1,266	$827	$1,170

Other long-term liabilities/long-term debt
Time deposits	$156,669	$77,823	$59,381	$19,465	$—
Federal Home Loan Bank advances	59,200	26,200	28,000	5,000	—
Subordinated Debentures	7,217	—	—	—	7,217
Subordinated Notes	16,035	—	—	—	16,035
Total other long-term liabilities/long-term debt	$239,121	$104,023	$87,381	$24,465	$23,252

Other commitments - off balance sheet
Letters of credit	$695	$543	$—	$100	$52
Commitments to extend credit	13,446	13,446	—	—	—
Unused lines of credit	87,213	87,213	—	—	—
Total off balance sheet arrangements and contractual obligations	$101,354	$101,202	$—	$100	$52

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2016 and 2015, the borrowing capacity at the Discount Window was $6.1 million and $7.7 million, respectively. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2016 and 2015.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $695,000 in commitments under standby and commercial letters of credit, approximately $543,000 expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby and commercial letters of credit are irrevocable conditional commitments issued by the Corporation to guarantee payment or performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation obtains collateral supporting those commitments for which collateral is deemed necessary.

At December 31, 2016, the Corporation had residential mortgage commitments to extend credit aggregating approximately $791,000 at variable rates averaging 3.38% and $849,000 at fixed rates averaging 3.37%. Approximately $849,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $11.7 million were extended with variable rates averaging 3.64% and approximately $70,000 extended at fixed rates averaging 3.62%. Generally, commitments were due to expire within approximately 60 days.

The unused lines of credit consist of $24.8 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.2 million relating to an unsecured overdraft protection program, and $58.2 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Capital
Capital Adequacy

The Corporation is subject to capital adequacy guidelines promulgated by the FRB. The Bank is subject to somewhat comparable but different capital adequacy requirements imposed by the FDIC. The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. Leverage capital to average total assets is determined by dividing Tier 1 Capital as defined under the risk-based capital guidelines by average total assets (non-risk adjusted).

Guidelines for Banks

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which are generally referred to as “Basel III”. The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for the regulation of banks and bank holding companies. In July 2013, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) to implement certain provisions of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel Rules revised the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

Among other things, the Basel Rules (a) established a CET1 to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raised the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2016, the Bank's capital conservation buffer was 4.34%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate exposures are assigned to the 150% category. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Guidelines for Small Bank Holding Companies

In April 2015, the FRB updated and amended its Small Bank Holding Company Policy Statement. Under the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements will not apply to SBHCs, such as the Corporation, that have total consolidated assets of less than $1 billion. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2016.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	7.65%	4.00%	N/A
Bank	9.32%	4.00%	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	11.13%	4.50%	6.50%
Tier 1
Corporation	9.35%	4.00%	N/A
Bank	11.13%	6.00%	8.00%
Total
Corporation	13.10%	8.00%	N/A
Bank	12.34%	8.00%	10.00%

As discussed previously and in Note 8 to the consolidated financial statements, on August 28, 2015, the Corporation completed a private placement of Subordinated Notes. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semiannually, over their term. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Stewardship Financial Corporation and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary (the Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewardship Financial Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 22, 2017

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and due from banks	$11,508	$10,731
Other interest-earning assets	172	179
Cash and cash equivalents	11,680	10,910

Securities available-for-sale	98,583	93,354
Securities held to maturity; estimated fair value of $51,530 (2016) and $61,281 (2015)	52,330	60,738
Federal Home Loan Bank of New York stock, at cost	3,515	2,608
Loans held for sale	773	1,522
Loans, net of allowance for loan losses of $7,905 (2016) and $8,823 (2015)	595,952	517,556
Premises and equipment, net	6,566	6,799
Accrued interest receivable	2,133	1,967
Other real estate owned, net	401	880
Bank owned life insurance	16,558	14,111
Other assets	7,044	7,443
Total assets	$795,535	$717,888

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$169,306	$147,828
Interest-bearing	489,624	456,925
Total deposits	658,930	604,753

Federal Home Loan Bank of New York advances	59,200	40,000
Subordinated Debentures and Subordinated Notes	23,252	23,186
Accrued interest payable	794	791
Accrued expenses and other liabilities	1,972	1,585
Total liabilities	744,148	670,315

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized; 6,121,329 and 6,085,258 shares issued and outstanding at December 31, 2016, and 2015, respectively	41,626	41,410
Retained earnings	11,082	7,008
Accumulated other comprehensive loss, net	(1,321)	(845)
Total Shareholders' equity	51,387	47,573
Total liabilities and Shareholders' equity	$795,535	$717,888

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$23,724	$22,644
Securities held to maturity:
Taxable	1,107	933
Nontaxable	345	471
Securities available-for-sale:
Taxable	1,673	1,374
Nontaxable	33	24
FHLB dividends	124	123
Other interest-earning assets	79	40
Total interest income	27,085	25,609

Interest expense:
Deposits	2,292	2,068
FHLB-NY borrowings	716	850
Subordinated Debentures and Subordinated Notes	1,505	908
Total interest expense	4,513	3,826
Net interest income before provision for loan losses	22,572	21,783
Provision for loan losses	(1,350)	(1,375)
Net interest income after provision for loan losses	23,922	23,158

Noninterest income:
Fees and service charges	2,159	2,135
Bank owned life insurance	447	403
Gain on calls and sales of securities, net	63	169
Gain on sales of mortgage loans	164	141
Gain on sale of other real estate owned	36	83
Miscellaneous	542	562
Total noninterest income	3,411	3,493

Noninterest expenses:
Salaries and employee benefits	10,980	10,900
Occupancy, net	1,598	1,739
Equipment	609	655
Data processing	1,915	1,847
Advertising	669	839
FDIC insurance premium	317	423
Charitable contributions	375	290
Stationery and supplies	173	155
Legal	152	320
Bank-card related services	579	528
Other real estate owned, net	143	298
Miscellaneous	2,392	2,185
Total noninterest expenses	19,902	20,179
Income before income tax expense	7,431	6,472
Income tax expense	2,695	2,272
Net income	4,736	4,200
Dividends on preferred stock	—	456
Net income available to common shareholders	$4,736	$3,744

Basic and diluted earnings per common share	$0.78	$0.62

Weighted average number of basic and diluted common shares outstanding	6,109,983	6,077,657

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015
	(In thousands)

Net income	$4,736	$4,200

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	(594)	(116)
Reclassification adjustment for gains in net income	(39)	(102)
Accretion of unrealized loss on securities reclassified to held to maturity	120	179
Change in fair value of interest rate swap in a cash flow hedging relationship	37	151

Total other comprehensive income (loss)	(476)	112

Total comprehensive income	$4,260	$4,312

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2016 and 2015
					Accumulated
					Other
					Compre-
					hensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total
	(Dollars in thousands, except per share amounts)

Balance – January 1, 2015	$14,984	6,034,933	$41,125	$3,817	$(957)	$58,969
Cash dividends declared ($0.08 per share)	—	—	—	(486)	—	(486)
Payment of discount on dividend reinvestment plan	—	—	(3)	—	—	(3)
Cash dividends declared on preferred stock	—	—	—	(456)	—	(456)
Common stock issued under dividend reinvestment plan	—	10,821	59	—	—	59
Common stock issued under stock plans	—	14,483	83	—	—	83
Issuance of restricted stock	—	50,974	279	(279)	—	—
Amortization of restricted stock	—	—	—	127	—	127
Tax benefit from restricted stock vesting	—	—	3	—	—	3
Restricted stock forfeited	—	(25,683)	(136)	101		(35)
Amortization of issuance costs	16			(16)		—
Repurchase of SBLF preferred stock	(15,000)					(15,000)
Net income	—	—	—	4,200	—	4,200
Other comprehensive income	—	—	—	—	112	112

Balance – December 31, 2015	—	6,085,528	41,410	7,008	(845)	47,573
Cash dividends declared ($0.11 per share)	—	—	—	(672)	—	(672)
Payment of discount on dividend reinvestment plan	—	—	(4)	—	—	(4)
Common stock issued under dividend reinvestment plan	—	13,043	81	—	—	81
Common stock issued under stock plans	—	3,717	22	—	—	22
Issuance of restricted stock	—	34,332	198	(198)	—	—
Amortization of restricted stock	—	—	—	181	—	181
Tax benefit from restricted stock vesting	—	—	5	—	—	5
Restricted stock forfeited	—	(15,291)	(86)	27	—	(59)
Net income	—	—	—	4,736	—	4,736
Other comprehensive loss	—	—	—	—	(476)	(476)

Balance – December 31, 2016	$—	6,121,329	$41,626	$11,082	$(1,321)	$51,387

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$4,736	$4,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	380	392
Amortization of premiums and accretion of discounts, net	640	670
Amortization of restricted stock, net of forfeitures	122	92
Amortization of Subordinated Notes issuance cost	66	21
Accretion of deferred loan fees	118	102
Provision for loan losses	(1,350)	(1,375)
Originations of mortgage loans held for sale	(12,307)	(10,764)
Proceeds from sale of mortgage loans	13,220	9,383
Gain on sales of mortgage loans	(164)	(141)
Gain on sales and calls of securities	(63)	(169)
Gain on sale of other real estate owned	(36)	(83)
Deferred income tax expense	722	517
(Increase) decrease in accrued interest receivable	(166)	27
Increase in accrued interest payable	3	483
Earnings on bank owned life insurance	(447)	(403)
Decrease in other assets	6	395
Increase (decrease) in other liabilities	424	(2,146)
Net cash provided by operating activities	5,904	1,201

Cash flows from investing activities:
Purchase of securities available-for-sale	(44,228)	(13,404)
Proceeds from maturities and principal repayments on securities available-for-sale	14,707	12,458
Proceeds from sales and calls on securities available-for-sale	22,853	31,845
Purchase of securities held to maturity	(35,448)	(22,944)
Proceeds from maturities and principal repayments on securities held to maturity	11,944	9,144
Proceeds from calls on securities held to maturity	31,955	8,250
Purchase of FHLB-NY stock	(2,180)	(1,522)
Sale of FHLB-NY stock	1,273	2,691
Net increase in loans	(77,568)	(49,464)
Proceeds from sale of other real estate owned	896	1,458
Purchase of bank owned life insurance	(2,000)	—
Additions to premises and equipment	(147)	(614)
Net cash used in investing activities	(77,943)	(22,102)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	21,478	11,107
Net increase in interest-bearing deposits	32,699	37,170
Increase in long term borrowings	18,000	—
Decrease in long term borrowings	(10,000)	—
Net increase (decrease) in short term borrowings	11,200	(26,700)
Cash dividends paid on common stock	(672)	(486)
Cash dividends paid on preferred stock	—	(456)
Redemption of SBLF	—	(15,000)
Payment of discount on dividend reinvestment plan	(4)	(3)
Proceeds from issuance of Subordinated Notes	—	15,948
Issuance of common stock	103	142
Tax benefit from restricted stock vesting	5	3
Net cash provided by financing activities	72,809	21,725

Net increase in cash and cash equivalents	770	824
Cash and cash equivalents - beginning	10,910	10,086
Cash and cash equivalents - ending	$11,680	$10,910

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2016	2015
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,510	$3,342
Cash paid during the year for income taxes	$1,589	$2,301
Transfers from loans to other real estate owned	$404	$880

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and principles of consolidation

The consolidated financial statements include the accounts of Stewardship Financial Corporation and its wholly owned subsidiary, Atlantic Stewardship Bank (“the Bank”), together referred to as “the Corporation”. The Bank includes its wholly-owned subsidiaries, Stewardship Investment Corporation (whose primary business is to own and manage an investment portfolio), Stewardship Realty LLC (whose primary business is to own and manage property at 612 Godwin Avenue, Midland Park, New Jersey), Atlantic Stewardship Insurance Company, LLC (whose primary business is insurance) and several other subsidiaries formed to hold title to properties acquired through foreclosure or deed in lieu of foreclosure. The Bank’s subsidiaries have an insignificant impact on the daily operations. All intercompany accounts and transactions are eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Cash flows

Cash and cash equivalents include cash and deposits with other financial institutions and interest-bearing deposits in other banks with original maturities under 90 days. Net cash flows are reported for customer loan and deposit transactions, and short term borrowings and securities sold under agreement to repurchase.

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

Loans held for sale

Loans held for sale generally represent mortgage loans originated and intended for sale in the secondary market, which are carried at the lower of cost or fair value on an aggregate basis. Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the carrying value. All loans are sold with loan servicing rights released to the buyer.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the note, or the fair value of the collateral if the loan is collateral-dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the lower of the recorded investment or fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of property acquired through foreclosure or deed in lieu of foreclosure and property that is in-substance foreclosed. OREO is initially recorded at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. Subsequent adjustments to the carrying value are recorded in an allowance for OREO and charged to OREO expense.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2016 the Bank could have paid dividends totaling approximately $9.4 million. At December 31, 2016, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.

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

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. This documentation includes linking the fair value of the cash flow hedge to the Subordinated Debentures on the balance sheet. The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the Subordinated Debentures.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will be effective for interim and annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in U.S. GAAP. The Corporation does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments and, therefore, will not affect the majority of the Corporation's revenues.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the cash flow statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for fiscal years, including interim periods, beginning after December 15, 2016. Early adoption of ASU 2016-09 is permitted. Based on the Corporation's assessment, the adoption of the guidance will not have a material impact on the Corporation's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of ASU 2016-13 is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

Note 2. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,789	$61	$405	$17,445
Obligations of state and political subdivisions	3,238	—	142	3,096
Mortgage-backed securities	52,785	150	889	52,046
Asset-backed securities (a)	8,392	—	125	8,267
Corporate debt	14,504	50	517	14,037

Total debt securities	96,708	261	2,078	94,891
Other equity investments	3,886	—	194	3,692
Total	$100,594	$261	$2,272	$98,583

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$31,266	$81	$393	$30,954
Obligations of state and political subdivisions	1,409	2	1	1,410
Mortgage-backed securities	45,520	213	496	45,237
Asset-backed securities (a)	9,877	—	176	9,701
Corporate debt	2,500	—	81	2,419

Total debt securities	90,572	296	1,147	89,721
Other equity investments	3,778	—	145	3,633
Total	$94,350	$296	$1,292	$93,354

(a) Collateralized by student loans.

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2016 and 2015 were $22,853,000 and $31,845,000, respectively. There were gross gains totaling $12,000 and no gross losses realized on sales or calls during the year ended December 31, 2016. There were gross gains totaling $213,000 and gross losses totaling $61,000 realized on sales or calls during the year ended December 31, 2015.

The fair value of available-for-sale securities pledged to secure public deposits for the years ended December 31, 2016 and 2015 was $990,000 and $1,012,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	19,162	28	865	18,325
Obligations of state and political subdivisions	7,102	75	30	7,147
Mortgage-backed securities	25,067	163	167	25,063
Total	$52,330	$266	$1,066	$51,530

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$11	$988
U.S. government-sponsored agencies	15,109	132	24	15,217
Obligations of state and political subdivisions	11,219	268	—	11,487
Mortgage-backed securities	33,411	295	117	33,589
Total	$60,738	$695	$152	$61,281

Cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2016 and 2015 were $31,955,000 and $8,250,000, respectively. There were gross gains totaling $51,000 and no gross losses realized from calls during the year ended December 31, 2016. There were gross gains totaling $17,000 and no gross losses realized from calls for the year ended December 31, 2015.

The fair value of held to maturity securities pledged to secure public deposits for the years ended December 31, 2016 and 2015 was $450,000 and $581,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year end 2016 and 2015, the Corporation had no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

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

	December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale
Within one year	$500	$500
After one year, but within five years	7,037	6,981
After five years, but within ten years	21,988	21,328
After ten years	6,006	5,769
Mortgage-backed securities	52,785	52,046
Asset-backed securities	8,392	8,267
Total	$96,708	$94,891

Held to maturity
Within one year	$1,965	$1,985
After one year, but within five years	6,729	6,803
After five years, but within ten years	18,063	17,203
After ten years	506	476
Mortgage-backed securities	25,067	25,063
Total	$52,330	$51,530

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2016 and 2015, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2016 and 2015.

Available-for-Sale
December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,548	$(260)	$3,402	$(145)	$13,950	$(405)
Obligations of state and political subdivisions	3,095	(142)	—	—	3,095	(142)
Mortgage-backed securities	35,009	(779)	3,360	(110)	38,369	(889)
Asset-backed securities	—	—	8,267	(125)	8,267	(125)
Corporate debt	8,031	(473)	956	(44)	8,987	(517)
Other equity investments	—	—	3,632	(194)	3,632	(194)
Total temporarily impaired securities	$56,683	$(1,654)	$19,617	$(618)	$76,300	$(2,272)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$18,396	$(183)	$7,296	$(210)	$25,692	$(393)
Obligations of state and political subdivisions	984	(1)	—	—	984	(1)
Mortgage-backed securities	8,599	(69)	16,278	(427)	24,877	(496)
Asset-backed securities	6,791	(56)	2,910	(120)	9,701	(176)
Corporate debt	—	—	1,419	(81)	1,419	(81)
Other equity investments	—	—	3,573	(145)	3,573	(145)
Total temporarily impaired securities	$34,770	$(309)	$31,476	$(983)	$66,246	$(1,292)

Held to Maturity
December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	17,022	(865)	—	—	17,022	(865)
Obligations of state and political subdivisions	476	(30)	—	—	476	(30)
Mortgage-backed securities	12,901	(167)	—	—	12,901	(167)
Total temporarily impaired securities	$31,394	$(1,066)	$—	$—	$31,394	$(1,066)

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	4,955	(24)	—	—	4,955	(24)
Obligations of state and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	15,183	(90)	1,066	(27)	16,249	(117)
Total temporarily impaired securities	$21,126	$(125)	$1,066	$(27)	$22,192	$(152)

Other-Than-Temporary-Impairment

At December 31, 2016, there were available-for-sale investments comprising two U.S. government-sponsored agency securities, five mortgage-backed securities, three asset-backed securities, one corporate debt security, and one other equity investments security in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at December 31, 2016 and 2015 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2016 and 2015, respectively, the loan portfolio consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Commercial:
Secured by real estate	$34,213	$37,993
Other	47,852	26,867
Commercial real estate	382,551	334,489
Commercial construction	14,943	4,609
Residential real estate	84,321	82,955
Consumer:
Secured by real estate	30,176	29,224
Other	244	580
Government Guaranteed Loans - guaranteed portion	9,732	9,626
Other	51	134
Total gross loans	604,083	526,477

Less: Deferred loan costs, net	226	98
Allowance for loan losses	7,905	8,823
	8,131	8,921

Loans, net	$595,952	$517,556

During the years ended December 31, 2016 and 2015, the Corporation purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2016 and 2015, these loans aggregated approximately $2,509,000 and $2,458,000, respectively. During the year ended December 31, 2016, new loans totaling $1,282,000 were granted and repayments totaled approximately $1,231,000. The loans, at December 31, 2016 and 2015, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2016
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$3,698	$(1,409)	$(72)	$446	$2,663
Commercial real estate	4,660	8	(96)	162	4,734
Commercial construction	114	241	—	—	355
Residential real estate	109	(43)	—	—	66
Consumer	118	(37)	(11)	5	75
Other	3	(1)	(3)	1	—
Unallocated	121	(109)	—	—	12
Balance, ending	$8,823	$(1,350)	$(182)	$614	$7,905

	Year Ended December 31, 2015
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$3,704	$129	$(600)	$465	$3,698
Commercial real estate	5,017	(508)	—	151	4,660
Commercial construction	150	(588)	—	552	114
Residential real estate	142	(59)	—	26	109
Consumer	189	(75)	—	4	118
Other	2	3	(2)	—	3
Unallocated	398	(277)	—	—	121
Balance, ending	$9,602	$(1,375)	$(602)	$1,198	$8,823

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2016 and 2015:

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$9	$601	$—	$—	$—	$—	$—	$—	$610
Collectively evaluated for impairment	2,654	4,133	355	66	75	—	—	12	7,295

Total ending allowance balance	$2,663	$4,734	$355	$66	$75	$—	$—	$12	$7,905

Loans:
Loans individually evaluated for impairment	$1,698	$6,331	$—	$—	$78	$—	$—	$—	$8,107
Loans collectively evaluated for impairment	80,367	376,220	14,943	84,321	30,342	9,732	51	—	595,976

Total ending loan balance	$82,065	$382,551	$14,943	$84,321	$30,420	$9,732	$51	$—	$604,083

	December 31, 2015
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$81	$638	$—	$—	$—	$—	$—	$—	$719
Collectively evaluated for impairment	3,617	4,022	114	109	118	—	3	121	8,104

Total ending allowance balance	$3,698	$4,660	$114	$109	$118	$—	$3	$121	$8,823

Loans:
Loans individually evaluated for impairment	$3,348	$8,113	$—	$—	$84	$—	$—	$—	$11,545
Loans collectively evaluated for impairment	61,512	326,376	4,609	82,955	29,720	9,626	134	—	514,932

Total ending loan balance	$64,860	$334,489	$4,609	$82,955	$29,804	$9,626	$134	$—	$526,477

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Commercial:
Secured by real estate	$—	$1,300
Other	—	14
Commercial real estate	528	484
Consumer:
Secured by real estate	78	84

Total nonaccrual loans	$606	$1,882

At December 31, 2016 and 2015 there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loans at and for the periods indicated:

	At And For The Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,481	$1,353		$2,018	$92
Other	—	—		27	—
Commercial real estate	3,448	3,156		3,128	181
Consumer:
Secured by real estate	81	78		81	—

With an allowance recorded:
Commercial:
Secured by real estate	120	120	$—	186	7
Other	225	225	9	247	17
Commercial real estate	3,175	3,175	601	4,109	130
Total impaired loans	$8,530	$8,107	$610	$9,796	$427

During the year ended December 31, 2016, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$3,244	$2,729		$3,683	$156
Other	137	137		61	2
Commercial real estate	3,245	2,885		2,890	121
Commercial construction	—	—		215	—
Residential real estate	—	—		74	—
Consumer:
Secured by real estate	84	84		226	—

With an allowance recorded:
Commercial:
Secured by real estate	390	308	$80	405	14
Other	174	174	1	463	31
Commercial real estate	5,228	5,228	638	5,534	211
Total impaired loans	$12,502	$11,545	$719	$13,551	$535

During the year ended December 31, 2015, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and 2015. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$34,213	$34,213
Other	—	—	—	—	47,852	47,852
Commercial real estate	106	—	—	106	382,445	382,551
Commercial construction	—	—	—	—	14,943	14,943
Residential real estate	—	—	—	—	84,321	84,321
Consumer:
Secured by real estate	6	—	40	46	30,130	30,176
Other	—	—	—	—	244	244
Government Guaranteed Loans	—	—	—	—	9,732	9,732
Other	—	—	—	—	51	51
Total	$112	$—	$40	$152	$603,931	$604,083

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$1,011	$1,011	$36,982	$37,993
Other	—	—	—	—	26,867	26,867
Commercial real estate	271	—	—	271	334,218	334,489
Commercial construction	—	—	—	—	4,609	4,609
Residential real estate	—	—	—	—	82,955	82,955
Consumer:
Secured by real estate	112	—	41	153	29,071	29,224
Other	—	—	—	—	580	580
Government Guaranteed Loans	—	—	—	—	9,626	9,626
Other	—	—	—	—	134	134
Total	$383	$—	$1,052	$1,435	$525,042	$526,477

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty necessitating a restructuring, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Corporation’s internal underwriting policy. A loan is considered to be in payment default once it is contractually 90 days past due.

At December 31, 2016 and 2015, the Corporation had $8.0 million and $10.2 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.5 million and $9.7 million were performing in accordance with their new terms at December 31, 2016 and 2015, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $610,000 and $708,000 have been allocated for the troubled debt restructurings at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Corporation had committed $190,000 and $138,000, respectively, of additional funds to a single customer with an outstanding commercial line that is classified as a troubled debt restructuring.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the year ended December 31, 2016:

	December 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)

Commercial:
Secured by real estate	2	$786	$786
Total	2	$786	$786

During the year ended December, 2016, two related commercial loans - secured by real estate were modified as troubled debt restructurings. The borrowers demonstrated historical loan and real estate tax payment issues and financial statements for these borrowers were considered weak. The modification of the terms of both loans represented a consolidation of the existing loans and a reduction in the interest rate to a market interest rate.

There were no new loans classified as troubled debt restructuring during the year ended December 31, 2015.

For the year ended December 31, 2016 and 2015, there was a net decrease in the allowance for loan losses of $98,000 and $161,000, respectively, related to troubled debt restructurings. There were no charge-offs in 2016 or 2015 related to these troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2016 and 2015, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$32,159	$1,601	$453	$—	$—	$34,213
Other	46,865	404	583	—	—	47,852
Commercial real estate	366,251	14,345	1,955	—	—	382,551
Commercial construction	14,943	—	—	—	—	14,943
Total	$460,218	$16,350	$2,991	$—	$—	$479,559

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$35,263	$1,431	$1,299	$—	$—	$37,993
Other	25,725	745	397	—	—	26,867
Commercial real estate	326,737	4,034	3,718	—	—	334,489
Commercial construction	4,609	—	—	—	—	4,609
Total	$392,334	$6,210	$5,414	$—	$—	$403,958

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2016 and 2015.

	December 31, 2016
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$84,321	$—	$84,321
Consumer:
Secured by real estate	30,130	46	30,176
Other	244	—	244
Total	$114,695	$46	$114,741

	December 31, 2015
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$82,955	$—	$82,955
Consumer:
Secured by real estate	29,070	154	29,224
Other	580	—	580
Total	$112,605	$154	$112,759

Note 4. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In thousands)

Land	$3,240	$3,240
Buildings and improvements	4,494	4,498
Leasehold improvements	1,902	2,077
Furniture, fixtures, and equipment	964	1,078
	10,600	10,893
Less: accumulated depreciation and amortization	4,034	4,094
Total premises & equipment, net	$6,566	$6,799

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $380,000 and $392,000 in 2016 and 2015, respectively.

Note 5. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In thousands)

Acquired by foreclosure or deed in lieu of foreclosure	$404	$880
Allowance for losses on other real estate owned	(3)	—
Other real estate, net	$401	$880

Activity in the allowance for losses on other real estate owned was as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)

Beginning of year	$—	$67
Additions charged to expense	23	218
Reductions from sales of other real estate owned	(20)	(285)
End of year	$3	$—

Net gain on sale of other real estate owned totaled $36,000 and $83,000 for the years ended December 31, 2016 and 2015, respectively.

Expenses related to other real estate owned include:

	Years Ended December 31,
	2016	2015
	(In thousands)

Provision for unrealized losses	$23	$218
Operating expenses, net of rental income	120	80
End of year	$143	$298

Note 6. DEPOSITS

The following table presents deposits at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)

Noninterest-bearing demand	$169,306	$147,828

Interest-bearing checking accounts	199,672	182,310
Money market accounts	42,606	46,427
Total interest-bearing demand	242,278	228,737

Statement savings and clubs	82,521	74,384
Business savings	8,156	7,452
Total savings	90,677	81,836

IRA investment and variable rate savings	28,771	28,731
Brokered certificates	8,299	7,779
Money market certificates	119,599	109,842
Total certificates of deposit	156,669	146,352

Total interest-bearing deposits	489,624	456,925
Total deposits	$658,930	$604,753

Certificates of deposit with balances of $100,000 or more at December 31, 2016 and 2015, totaled $96,772,000 and $86,832,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

Year Ended
December 31,	Balances
(In thousands)

2017	$77,072
2018	35,173
2019	24,959
2020	11,596
2021	7,869
$156,669

Note 7. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2016		December 31, 2015
Advances Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within one year	$26,200	1.03%	$10,000	1.64%
After one year, but within two years	15,000	1.73%	15,000	1.25%
After two years, but within three years	13,000	1.86%	15,000	1.73%
After three years, but within four years	—	—%	—	—%
After four years, but within five years	5,000	1.68%	—	—%
Total advances maturing	$59,200	1.45%	$40,000	1.53%

During 2016 and 2015, the maximum amount of FHLB-NY advances outstanding at any month end was $59.2 million and $55.0 million, respectively. The average amount of advances outstanding during the year ended December 31, 2016 and 2015 was $38.3 million and $47.8 million, respectively. At December 31, 2016, FHLB advances totaling $26.2 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by mortgage-backed securities or investment securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2016 and 2015, the advances were collateralized by $69.6 million and $68.3 million, respectively, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $34.5 million and $15.8 million of investment securities as of December 31, 2016 and 2015, respectively. Based on the collateral, the Corporation was eligible to borrow up to a total of $104.1 million at December 31, 2016 and $84.1 million at December 31, 2015.

The Corporation has the ability to borrow overnight with the FHLB-NY. As of December 31, 2016 overnight borrowings with the FHLB-NY were $11.2 million. There were no overnight borrowings with the FHLB-NY at December 31, 2015. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2016 and 2015, the Corporation’s borrowing capacity at the Discount Window was $6.1 million and $7.7 million, respectively. In addition, at both December 31, 2016 and 2015 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million and $38 million, respectively, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2016 and 2015.

Note 8. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

			Carrying Amount
			December 31,
Issue	Maturity	Rate	2016	2015
			(In thousands)

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217	$7,217
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	16,035	15,969
		Total	$23,252	$23,186

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds of the Capital Securities to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of the Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2016 and December 31, 2015, the rate on both the Capital Securities and the Subordinated Debentures was 3.94% and 3.48%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Corporation's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.0 million at both December 31, 2016 and 2015, which include $565,000 and $631,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The net cash proceeds of the Subordinated Notes were used to redeem the Series B Preferred Shares as discussed in Note 9.

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

 The dividend rate of the Series B Preferred Shares was subject to fluctuation on a quarterly basis during the first ten quarters during which the Series B Preferred Shares were outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL” as defined in the Securities Purchase Agreement) from 1% to 5% per annum. For the eleventh dividend period through that portion of the nineteenth dividend period prior to the four and one-half year anniversary of the date of issuance of the Series B Preferred Shares (i.e., through February 29, 2016), the dividend rate was fixed at 4.56%. In general, the dividend rate decreased as the level of the Bank’s QSBL increased. Beginning on March 1, 2016 and for all dividend periods thereafter, the dividend rate of the Series B Preferred Shares would have increased and become fixed at 9%.

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

Guidelines for Banks

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity, which are generally referred to as “Basel III”. The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for the regulation of banks and bank holding companies. In July 2013, the FDIC and the other federal bank regulatory agencies adopted final rules (the “Basel Rules”) to implement certain provisions of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel Rules revised the leverage and risk-based capital requirements and the methods for calculating risk-weighted assets. The Basel Rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

Among other things, the Basel Rules (a) established a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raised the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2016, the Bank's capital conservation buffer was 4.34%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate exposures are assigned to the 150% category. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

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

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Tier 1 Leverage ratio
Corporation	$59,591	7.65%	$31,151	4.00%	N/A	N/A
Bank	72,355	9.32%	31,055	4.00%	$38,818	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	72,355	11.13%	29,263	4.50%	42,269	6.50%

Tier 1
Corporation	59,591	9.35%	25,504	4.00%	N/A	N/A
Bank	72,355	11.13%	39,018	6.00%	52,024	8.00%

Total
Corporation	83,531	13.10%	51,008	8.00%	N/A	N/A
Bank	80,260	12.34%	52,024	8.00%	65,030	10.00%

December 31, 2015
Tier 1 Leverage ratio
Corporation	$55,331	7.67%	$28,842	4.00%	N/A	N/A
Bank	68,118	9.47%	28,762	4.00%	$35,953	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	68,118	12.41%	24,698	4.50%	35,675	6.50%

Tier 1
Corporation	55,331	10.16%	21,791	4.00%	N/A	N/A
Bank	68,118	12.41%	32,930	6.00%	43,907	8.00%

Total
Corporation	78,135	14.34%	43,583	8.00%	N/A	N/A
Bank	75,006	13.67%	43,907	8.00%	54,884	10.00%

As presented above, at December 31, 2016 and 2015, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Note 11. BENEFIT PLANS

The Corporation has a noncontributory profit sharing plan covering all eligible employees. Contributions are determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing expense for the years ended December 31, 2016 and 2015 was $285,000 and $248,000, respectively.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute a percentage, up to 100%, of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution. Total 401(k) expense for the years ended December 31, 2016 and 2015 amounted to approximately $129,000 and $164,000, respectively.

The Corporation offers an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 3,459 and 4,671 shares during 2016 and 2015, respectively. At December 31, 2016, the Corporation had 171,293 shares reserved for issuance under this plan.

Note 12. STOCK-BASED COMPENSATION

At December 31, 2016, the Corporation maintained the following stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive their monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 6,532 and 4,058 shares for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Corporation had 517,504 shares authorized but unissued for this plan.

Stock Incentive Plan

The 2010 Stock Incentive Plan covers both employees and directors. The purpose of the plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. The plan permits the granting of stock (including incentive stock options qualifying under Internal Revenue Code section 422 and nonqualified options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or other stock-based awards.

Restricted shares granted under the plan generally vest over a three year service period with compensation expenses recognized on a straight-line basis. The value of restricted shares is based upon an average of the high and low closing price of the Corporation's common stock on the date of grant.

Changes in nonvested restricted shares were as follows:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Balance January 1	64,970	$5.29	49,661	$5.01
Granted	34,332	5.76	50,974	5.47
Vested	(24,996)	5.24	(16,065)	5.01
Forfeited	(5,720)	5.53	(19,600)	5.26
Balance December 31	68,586	$5.52	64,970	$5.29

Stock based compensation expense related to stock grants to associates was $121,000 and $91,000 for the years ended December 31, 2016 and 2015, respectively.

There were no unrestricted stock awards granted during the year ended December 31, 2016. There were 8,250 unrestricted stock awards granted to the members of the Board of Directors during the year ended December 31, 2015. Expense related to stock grants to directors was $50,000 for the year ended December 31, 2015.

At December 31, 2016 the Corporation had 90,112 shares authorized but unissued for this plan.

Note 13. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)

Net Income	$4,736	$4,200
Dividends on preferred stock and accretion	—	456
Net income available to common shareholders	$4,736	$3,744

Weighted-average common shares outstanding - basic	6,109,983	6,077,657
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,109,983	6,077,657

Basic earnings per common share	$0.78	$0.62
Diluted earnings per common share	$0.78	$0.62

There were no stock options to purchase shares of common stock for the years ended December 31, 2016 or 2015.

Note 14. INCOME TAXES

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Current tax expense
Federal	$1,394	$1,278
State	579	477
	1,973	1,755
Deferred tax expense
Federal	624	459
State	175	134
Valuation allowance	(77)	(76)
	722	517
Total	$2,695	$2,272

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2016	2015
	(In thousands)

Federal income tax	$2,527	$2,200
Add (deduct) effect of:
State income taxes, net of federal income tax effect	533	443
Nontaxable interest income	(153)	(194)
Bank owned life insurance	(147)	(141)
Nondeductible expenses	12	14
Change in valuation reserve	(77)	(50)
Effective federal income taxes	$2,695	$2,272

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,157	$3,524
Accrued compensation	83	124
Nonaccrual loan interest	3	302
Depreciation	340	379
Contribution carry forward	55	105
Restricted stock	55	42
Accrued contributions	144	82
Unrealized loss on fair value of interest rate swap	—	25
Unrealized loss on securities available-for-sale	335	385
Alternate minimum tax	270	347
	4,442	5,315
Valuation reserve	(10)	(87)
	4,432	5,228
Deferred tax liabilities
OREO reserve	1	—
Other	4	4
	5	4
Net deferred tax assets	$4,427	$5,224

At December 31, 2016, the Corporation has provided a valuation allowance relating to a state tax benefit of contribution carryforwards. Management has determined that it is more likely than not that it will not be able to realize this deferred tax benefit.

The Corporation has approximately $1.6 million of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $2.8 million of net deferred tax assets more likely than not will be utilized through future earnings.

The Corporation has alternate minimum tax (AMT) credit carryforwards of approximately $270,000 to reduce regular Federal income taxes in future years to the extent that the regular federal income tax exceeds AMT. The AMT credit carryforwards have no expiration date.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2016 and 2015 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2016 and 2015. There were no tax interest and penalties accrued for the years ended December 31, 2016 and 2015.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.

The Corporation is no longer subject to examination by taxing authorities for years before 2014.

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

At December 31, 2016, the Corporation had residential mortgage commitments to extend credit aggregating approximately $791,000 at variable rates averaging 3.38% and $849,000 at fixed rates averaging 3.37%. Approximately $849,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $11.7 million were extended with variable rates averaging 3.64% and approximately $70,000 extended at fixed rates averaging 3.62%. Generally, commitments were due to expire within approximately 60 days.

Additionally, at December 31, 2016, the Corporation was committed for approximately $87.2 million of unused lines of credit, consisting of $24.8 million relating to a home equity line of credit program and an unsecured line of credit program (cash reserve), $4.2 million relating to an unsecured overdraft protection program, and $58.2 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $695,000 at December 31, 2016, of which $543,000 expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2016, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ended	Minimum
December 31,	Rent
(In thousands)

2017	$664
2018	669
2019	597
2020	502
2021	325
Thereafter	1,170
$3,927

Rental expense under long-term operating leases for branch offices amounted to approximately $874,000 and $924,000 during the years ended December 31, 2016 and 2015, respectively. Rental income was approximately $40,000 and $40,000 for the years ended December 31, 2016 and 2015.

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

Interest Rate Swap Designated as Cash Flow Hedge: The Corporation entered into an interest rate swap with a notional amount of $7 million. The interest rate swap matured on March 17, 2016. It was designated as a cash flow hedge of the Subordinated Debentures (See Note 8 of the consolidated financial statements) and was determined to be fully effective during the years ended December 31, 2016 and 2015. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income.

The net expense recorded on the swap transaction totaled $53,000 and $267,000 for the years ended December 31, 2016 and 2015, respectively, and is reported as a component of interest expense – Subordinated Debentures and Subordinated Notes.

The fair value of the interest rate swap of ($62,000) at December 31, 2015 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

	Year Ended December 31, 2016
	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)

Interest rate contract	$37	$—	$—

	Year Ended December 31, 2015
	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)

Interest rate contract	$151	$—	$—

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
	December 31, 2016
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$17,445	$—	$17,445	$—
Obligations of state and political subdivisions	3,096	—	3,096	—
Mortgage-backed securities	52,046	—	52,046	—
Asset-backed securities	8,267	—	8,267	—
Corporate bonds	14,037	—	14,037	—
Other equity investments	3,692	3,632	60	—
Total available-for-sale securities	$98,583	$3,632	$94,951	$—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$30,954	$—	$30,954	$—
Obligations of state and political subdivisions	1,410	—	1,410	—
Mortgage-backed securities	45,237	—	45,237	—
Asset-backed securities	9,701	—	9,701	—
Corporate bonds	2,419	—	2,419	—
Other equity investments	3,633	3,573	60	—
Total available-for-sale securities	$93,354	$3,573	$89,781	$—

Liabilities:
Interest rate swap	$62	$—	$62	$—

There were no transfers of assets between Level 1 and Level 2 during 2016 and 2015. There were no changes to the valuation techniques for fair value measurements as of December 31, 2016 and 2015.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$528	$—	$—	$528
Other real estate owned	401	—	—	401
Total Assets	$929	$—	$—	$929

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$367	$—	$—	$367
Consumer:
Secured by real estate	84	—	—	84
Other real estate owned	880	—	—	880
Total assets	$1,331	$—	$—	$1,331

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $528,000, with no allowance for loan losses, resulting in no change of the allocation for loan losses for the year ended December 31, 2016.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $461,000, with an allowance for loan losses of $10,000, resulting in an increase of the allocation for loan losses of $16,000 for the year ended December 31, 2015.

OREO, measured at fair value, had a recorded investment value of $404,000 with a $3,000 valuation allowance at December 31, 2016. At December 31, 2015, OREO had a recorded investment of $880,000 with no valuation allowance. Additional valuation allowances of $23,000 and $170,000 were recorded for the years ended December 31, 2016 and 2015, respectively.

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2016
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$528	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$401	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	2%

			Estimated selling costs.	7%

December 31, 2015
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Impaired loans	$451	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5% - 9%

			Estimated selling costs.	7%

Other real estate owned	$990	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	—%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,680	$11,680	$—	$—
Securities available-for-sale	98,583	3,632	94,951	—
Securities held to maturity	52,330	—	51,530	—
FHLB-NY stock	3,515	N/A	N/A	N/A
Mortgage loans held for sale	773	—	—	773
Loans, net	595,952	—	—	596,506

Financial liabilities:
Deposits	658,930	503,949	154,724	—
FHLB-NY advances	59,200	—	59,174	—
Subordinated Debentures and Subordinated Notes	23,252	—	—	23,230

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,910	$10,910	$—	$—
Securities available-for-sale	93,354	3,573	89,781	—
Securities held to maturity	60,738	—	61,281	—
FHLB-NY stock	2,608	N/A	N/A	N/A
Mortgage loans held for sale	1,522	—	—	1,522
Loans, net	517,556	—	—	527,479

Financial liabilities:
Deposits	604,753	459,327	145,560	—
FHLB-NY advances	40,000	—	40,222	—
Subordinated Debentures and Subordinated Notes	23,186	—	—	23,206
Interest rate swap	62	—	62	—

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

Subordinated Debentures and Subordinated Notes – The fair value of the Subordinated Debentures and the Subordinated Notes (see Note 8) is based on the discounted value of the cash flows. The discount rate is estimated using market rates which reflect the interest rate and credit risk inherent in the Subordinated Debentures and the Subordinated Notes resulting in a Level 3 classification.

Interest rate swap – The fair value of derivatives, which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2016 and 2015 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2016 and 2015 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2016 and 2015, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 18. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, the Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(In thousands)
Assets

Cash and due from banks	$264	$1,322
Securities available-for-sale	1,926	997
Investment in subsidiary	71,564	67,830
Accrued interest receivable	10	2
Other assets	1,296	1,076
Total assets	$75,060	$71,227

Liabilities and Shareholders' equity

Subordinated Debentures	$7,217	$7,217
Subordinated Notes	16,035	15,969
Other liabilities	421	468
Shareholders' equity	51,387	47,573
Total liabilities and Shareholders' equity	$75,060	$71,227

Condensed Statements of Income

	Years Ended December 31,
	2016	2015
	(In thousands)

Interest income - securities available-for-sale	$29	$15
Dividend income	1,905	1,713
Other income	8	7
Total income	1,942	1,735

Interest expense	1,505	908
Other expenses	290	318
Total expenses	1,795	1,226

Income before income tax benefit	147	509
Tax benefit	(596)	(408)
Income before equity in undistributed earnings of subsidiary	743	917
Equity in undistributed earnings of subsidiary	3,993	3,283
Net income	4,736	4,200
Dividends on preferred stock and accretion	—	456
Net income available to common shareholders	$4,736	$3,744

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$4,736	$4,200
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(3,993)	(3,283)
Amortization of Subordinated Notes issuance cost	66	21
Increase in accrued interest receivable	(8)	—
Increase in other assets	(197)	(114)
Increase (decrease) in other liabilities	(9)	209
Net cash provided by operating activities	595	1,033

Cash flows from investing activities:
Purchase of securities available-for-sale	(4,498)	—
Proceeds from calls on securities available-for-sale	3,500	—
Net cash used in investing activities	(998)	—

Cash flows from financing activities:
Cash dividends paid on common stock	(672)	(486)
Cash dividends paid on preferred stock	—	(456)
Redemption of SBLF	—	(15,000)
Payment of discount on dividend reinvestment plan	(4)	(3)
Restricted stock-forfeited	(82)	(109)
Proceeds from issuance of Subordinated Notes	—	15,948
Issuance of common stock	103	142
Net cash provided by (used in) financing activities	(655)	36

Net decrease in cash and cash equivalents	(1,058)	1,069
Cash and cash equivalents - beginning	1,322	253
Cash and cash equivalents - ending	$264	$1,322

Note 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Years Ended
	December 31, 2016			December 31, 2015
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$7,431	$(2,695)	$4,736	$6,472	$(2,272)	$4,200

Other comprehensive income:
Change in unrealized holding gains (losses) on securities available-for-sale	(952)	358	(594)	(194)	78	(116)
Reclassification adjustment for gains in net income	(63)	24	(39)	(169)	67	(102)
Accretion of loss on securities reclassified to held to maturity	196	(76)	120	290	(111)	179
Change in fair value of interest rate swap	62	(25)	37	251	(100)	151
Total other comprehensive income	(757)	281	(476)	178	(66)	112
Total comprehensive income	$6,674	$(2,414)	$4,260	$6,650	$(2,338)	$4,312

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)
Other comprehensive income (loss) before reclassifications	(594)	120	37	(437)
Amounts reclassified from other comprehensive income	(39)	—	—	(39)
Other comprehensive income, net	(633)	120	37	(476)
Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)

	Year Ended December 31, 2015
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2014	$(392)	$(377)	$(188)	$(957)
Other comprehensive income (loss) before reclassifications	(116)	179	151	214
Amounts reclassified from other comprehensive income	(102)	—	—	(102)
Other comprehensive income, net	(218)	179	151	112
Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2016 and 2015.

	Years Ended
Components of Accumulated Other	December 31,		Income Statement
Comprehensive Income (Loss)	2016	2015	Line Item
	(In thousands)
Unrealized gains on AFS securities
before tax	$63	$169	Gains on securities transactions, net
Tax effect	(24)	(67)
Total, net of tax	39	102
Total reclassifications, net of tax	$39	$102

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$6,449	$6,979	$6,657	$7,000	$27,085
Interest expense	1,173	1,124	1,113	1,103	4,513
Net interest income before provision for loan losses	5,276	5,855	5,544	5,897	22,572
Provision for loan losses	(350)	(450)	(250)	(300)	(1,350)
Net interest income after provision for loan losses	5,626	6,305	5,794	6,197	23,922
Noninterest income	819	832	823	937	3,411
Noninterest expenses	4,902	4,999	4,999	5,002	19,902
Income before income tax expense	1,543	2,138	1,618	2,132	7,431
Income tax expense	552	776	583	784	2,695
Net income	$991	$1,362	$1,035	$1,348	$4,736
Basic and diluted earnings per share	$0.16	$0.22	$0.17	$0.22	$0.78

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$6,194	$6,360	$6,412	$6,643	$25,609
Interest expense	793	842	993	1,198	3,826
Net interest income before provision for loan losses	5,401	5,518	5,419	5,445	21,783
Provision for loan losses	(100)	(600)	(400)	(275)	(1,375)
Net interest income after provision for loan losses	5,501	6,118	5,819	5,720	23,158
Noninterest income	918	882	838	855	3,493
Noninterest expenses	5,049	5,105	5,125	4,900	20,179
Income before income tax expense	1,370	1,895	1,532	1,675	6,472
Income tax expense	453	673	532	614	2,272
Net income	917	1,222	1,000	1,061	4,200
Dividends on preferred stock	171	171	114	—	456
Net income available to common shareholders	$746	$1,051	$886	$1,061	$3,744
Basic and diluted earnings per share	$0.12	$0.17	$0.15	$0.17	$0.62

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our principal executive officer and principal accounting officer) concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Corporation’s Amended and Restated By-Laws authorize a minimum of five and a maximum of fifteen directors, but the exact number is fixed from time to time by resolution of the Board of Directors. The Corporation’s Board of Directors is currently comprised of eleven directors who are divided among three classes as close to equal as possible.

One class is elected each year to serve a term of three years. Certain biographical information concerning the directors of the Corporation is set forth below.

Name and Age of Director	Principal Occupation During Past Five Years	Director of the Corporation Since	Director of the Bank Since
Wayne Aoki, 57	Mr. Aoki had a career as an accounting professional at Ernst and Young spanning more than 30 years, from 1981 to 2013. Mr. Aoki is currently retired. Mr. Aoki’s significant accounting and business experience provides, among other things, in-depth knowledge of generally accepted accounting principles and auditing standards to the Board of Directors.	2014	2014
Richard W. Culp, 64 Chairman
Mr. Culp was appointed Chairman of the Board of the Bank in April 2015 and Chairman of the Board of the Corporation in May 2015.

Mr. Culp is currently an Educational Management Consultant working as an adviser to school districts and education companies. From 2009 to 2014 Mr. Culp was an Executive Vice President of Pearson Education, the world’s leading educational publisher. During 2008, he was the Chief Executive Officer of Epic Learning. From 1980 to 2007, Mr. Culp held various positions with Pearson / Prentice Hall, rising to President of the Pearson Prentice Hall School Division in 2002.

Mr. Culp brings to the Board extensive executive level business experience and in-depth understanding of corporate strategic planning and human resource development as well as marketing and sales expertise.
		2009	2009
William C. Hanse, 82	Mr. Hanse served as Chairman of the Board of the Bank from November 2006 until April 2015 and of the Corporation from November 2006 until May 2015. Mr. Hanse is currently Of Counsel for the law firm Hanse Anderson LLP. Mr. Hanse was a partner of the law firm Hanse & Hanse from 1990 to 2010. As an attorney who practiced for more than 40 years (including acting as outside general counsel for the Bank for more than 25 years), Mr. Hanse brings a long history of legal knowledge and business and banking expertise to the Board of Directors.	1997	1985

Name and Age of Director	Principal Occupation During Past Five Years	Director of the Corporation Since	Director of the Bank Since
Margo Lane, 66
Since 2008, Ms. Lane has been employed by Collagen Matrix, Inc., a company that develops and markets medical device implants for tissue and organ repair and regeneration. Since 2016, Ms. Lane serves as Director of Marketing and Sales for Collagen Matrix, Inc. and is responsible for directing the marketing team and developing the company’s global marketing plan. Previously, Ms. Lane served as Senior Manager of Sales and Marketing for the company. In addition, Ms. Lane is active in community and local government in the Bank’s market area.

Ms. Lane’s depth of business experience in corporate marketing and sales as well as her relevant knowledge and experience in community and local government affairs in the Bank’s service area enables her to provide valuable input as a member of the Board of Directors.
		1997	1994
John C. Scoccola, 52
Since 2010, Mr. Scoccola has been employed by Verizon, formerly as a Solution Architect Manager and, currently, as a Senior Manager of Global Engineering for Verizon Enterprise Solutions. In his current role, Mr. Scoccola is responsible for supporting global engineering outsourcing services for Verizon Enterprise Solutions. Prior to joining Verizon, from 2008 to 2010, Mr. Scoccola was the Director for Sales IT Infrastructure for Worldwide Supply Inc.

Mr. Scoccola’s extensive business experience in information technology as well as project management enhances the Board of Directors’ scope of expertise.
		2014	2014
John L. Steen, 79
Since 1972, Mr. Steen has been the president of Steen Sales, Inc., a textile company. From 1972 to 2009, Mr. Steen was president of Dutch Valley Throwing Co., a textile company.

Mr. Steen brings to the Board decades of relevant experience as a business owner and operator with extensive executive level experience in sales and marketing. In addition, Mr. Steen is an experienced investor in real estate. He has been a director of the Corporation since the Corporation’s inception and previously served as Vice Chairman of the Board. The Board is enhanced by Mr. Steen’s vast knowledge of the history of the Corporation and the Bank and his understanding of the banking industry.
		1997	1985
Robert Turner, 75 Secretary	Since 1966 to 2002, Mr. Turner was the president of The Turner Group, an insurance brokerage company. Mr. Turner is currently retired. Mr. Turner brings years of experience in corporate management to the Board of Directors. Mr. Turner's expertise in employee benefits and insurance products is a valuable asset to the Board of Directors.	1997	1985

Name and Age of Director	Principal Occupation During Past Five Years	Director of the Corporation Since	Director of the Bank Since
William J. Vander Eems, 67	Since 1973, Mr. Vander Eems has been the president of William Vander Eems, Inc., a general contracting company. Mr. Vander Eems’ construction background, experience as a business owner and investor in real estate, and extensive business contacts provides the Board of Directors with general business, management, and real estate market expertise.	1997	1991
Paul Van Ostenbridge, 64 President and Chief Executive Officer	Mr. Van Ostenbridge has served as President and Chief Executive Officer of the Corporation since 1997 and as President and Chief Executive Officer of the Bank since 1985. Mr. Van Ostenbridge’s years of service with the Corporation and the Bank provides the Board with significant business and banking knowledge and expertise. Mr. Van Ostenbridge serves on various charitable organizations and provides the Board with a unique perspective on the local market area.	1997	1985
Michael Westra, 51	Since 1991, Mr. Westra has been General Manager of Wayne Tile Corporation, which engages in the import and wholesale and retail sale of tile and stone. In 2009, Mr. Westra was also named President of Wayne Tile Corporation. Prior to joining Wayne Tile Corporation, Mr. Westra, as a certified public accountant, gained experience auditing national corporations. Mr. Westra brings to the Board of Directors in-depth knowledge of generally accepted accounting principles and auditing standards as well as insight into the local market area.	2005	2005
Howard R. Yeaton, 62 Vice Chairman
Since 2003, Mr. Yeaton has been Managing Principal of Financial Consulting Strategies LLC, a firm providing strategic financial advice and services to emerging companies. In addition, Mr. Yeaton served as Interim Chief Financial Officer of Energous Corporation from July 2014 to July 2015 and has served as Interim Chief Financial Officer of Propel Media, Inc. since 2014, both clients of Financial Consulting Strategies, LLC. Prior to establishing Financial Consulting Strategies LLC, Mr. Yeaton served in various leadership positions for an international public consumer products corporation.

Mr. Yeaton brings years of general business, managerial and financial expertise to the Board of Directors. Mr. Yeaton contributes in-depth knowledge of generally accepted accounting principles and auditing standards to the Board of Directors.
		2005	2005

Executive Officers

Executive officers are not appointed for fixed terms. Certain biographical information concerning the executive officers of the Corporation is set forth below.

Name, Age and Position of Officer	Period of Service
Paul Van Ostenbridge, 64 President and Chief Executive Officer	Mr. Van Ostenbridge has served as President and Chief Executive Officer of the Corporation since 1997 and as President and Chief Executive Officer of the Bank since 1985.
Claire M. Chadwick, 56 Executive Vice President and Chief Financial Officer
Ms. Chadwick joined the Corporation in 2008 as Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President in 2013. Prior to her appointment as Chief Financial Officer of the Corporation and the Bank, Ms. Chadwick held various senior financial management positions for Penn Federal Savings Bank from 1994 through 2007.

William S. Clement, 56 Executive Vice President and Chief Lending Officer
Mr. Clement joined the Corporation in December 2015 as Senior Vice President and Chief Lending Officer and was promoted to Executive Vice President in February 2017. From February 2014 to December 2015, Mr. Clement was Senior Vice President and Director of C&I Lending for Kearny Bank. Mr. Clement worked for The Provident Bank as First Vice President / Team Leader from 2005 to February 2014.

Peter Ameen, 59 Executive Vice President and Chief Operating Officer
Mr. Ameen joined the Corporation in 2014 as Executive Vice President and Chief Operating Officer. From 2008 to 2013, Mr. Ameen was an Area President for Wells Fargo. Mr. Ameen previously held various retail and regional leadership positions with Wachovia where he worked from 1990 to 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s officers and directors, and persons who own more than 10% of a registered class of the Corporation’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by regulation of the SEC to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain Section 16(a) reporting persons, the Corporation believes that, during the fiscal year ended December 31, 2016, all filing requirements applicable to its officers, directors and greater than 10% shareholders were timely met, except for the following: (a) a late report was filed for Wayne Aoki on September 6, 2016 to report the August 31,2016 purchase of 288 shares through the Director Stock Plan and (b) a late report for Michael Westra was filed on September 6, 2016 to report the August 31, 2016 purchase of 288 shares through the Director Stock Plan.

Corporate Governance

Code of Ethics

The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation’s Code of Ethical Conduct for Senior Financial Managers is posted on our website, www.asbnow.com. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K and by posting such information on our website.

Shareholder Nominations
The Corporation’s Amended and Restated By-Laws set out a procedure regarding shareholder nominations for director and for shareholder proposals generally. Shareholders meeting the requirements set forth in the Amended and Restated By-Laws who wish the Nominating and Governance Committee to consider their recommendations for nominees for the position of director, should submit their recommendations in writing in care of the Secretary of the Corporation, Stewardship Financial Corporation, 630 Godwin Avenue, Midland Park, New Jersey 07432-1405. Recommendations by shareholders meeting the share ownership requirements and that are made in accordance with these procedures will receive the same consideration given to nominees of the Nominating and Governance Committee.

Board and Committee Meetings

The Board of Directors meets on a regularly scheduled basis each month to review significant developments, financial, investment, and lending performance and to act on those matters that require Board approval. It holds special meetings from time to time as circumstances require. The Board of Directors of the Corporation held 12 meetings during 2016. Independent directors held three executive session meetings during 2016. In addition, the Board held three meetings to provide for director education and development and supplemental discussions in areas such as compliance, annual budgeting process and strategic planning. The Audit Committee met nine times during 2016. The Compensation Committee met four times during 2016. The Nominating and Governance Committee met four times in 2016. All of the directors of the Corporation attended at least 75% of the total number of Board meetings held during 2016. In addition, each director who is a member of a committee of the Board of Directors attended at least 75% of the meetings for each committee of which he or she is a member. Each director of the Corporation is also a director of the Bank. The committees of the Corporation and the Bank generally appoint their respective members and chairpersons for each fiscal year during a Board meeting held in the second quarter of that year.

All Directors attended the 2016 Annual Meeting. The Corporation expects all directors, with the exception of one director, will attend the 2017 Annual Meeting of Shareholders.

Committees of the Board of Directors

During 2016, the Board of Directors had a standing Audit Committee, Nominating and Governance Committee and Compensation Committee. The charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee, as approved by the Board of Directors, can be found on our website at www.asbnow.com, in the “Investor Relations” section of the website, under the subsection titled “Governance Documents”.

Audit Committee

The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Board has adopted a written charter setting out the functions of the Audit Committee. The audit functions of the Audit Committee are to: (i) monitor the integrity of the Corporation’s financial reporting process and systems of internal controls; (ii) select, evaluate and provide oversight of the auditors to include the monitoring of the independence and performance of the Corporation’s independent external audit and internal audit functions; (iii) provide oversight of the annual audit and quarterly reviews; and (iv) encourage the adherence to, and continuous improvement of, the Corporation’s policies, procedures and practices at all levels. The Audit Committee also reviews and evaluates the recommendations of the Corporation’s independent certified public accountant, receives all reports of examination of the Corporation and the Bank by regulatory agencies, analyzes such regulatory reports, and informs the Board of the results of its analysis of the regulatory reports. In addition, the Audit Committee receives reports directly from the Corporation’s internal auditors and recommends any action to be taken in connection therewith.

In 2016, the Audit Committee consisted of Directors Yeaton (Chairman), Aoki, Steen and Westra. The Board of Directors has determined that all members of the Audit Committee satisfy the independence and financial literacy requirements of the Nasdaq Stock Market (“Nasdaq”) and that Messrs. Yeaton, Aoki and Westra, all of whom are independent, qualify as “audit committee financial experts” as defined in the applicable SEC rules.

Nominating and Governance Committee

The Nominating and Governance Committee is appointed by the Board of Directors to identify and recommend to the Board individuals qualified to serve as directors of the Corporation and to advise the Board with respect to the Board composition and nominating procedures. The Board has adopted a written charter setting out the functions of the Nominating and Governance Committee. In fiscal year 2016, the Nominating and Governance Committee consisted of Directors Steen (Chairman), Hanse, Vander Eems and Westra.

As noted above, the Corporation’s Amended and Restated By-Laws set out a procedure regarding shareholder nominations for director and for shareholder proposals generally. Shareholders meeting the requirements set forth in the Amended and Restated By-Laws who wish the Nominating and Governance Committee to consider their recommendations for nominees for the position of director, should submit their recommendations in writing in care of the Secretary of the Corporation, Stewardship Financial Corporation, 630 Godwin Avenue, Midland Park, New Jersey 07432-1405. Recommendations by shareholders meeting the share ownership requirements and that are made in accordance with these procedures will receive the same consideration given to nominees of the Nominating and Governance Committee.

In its assessment of each potential candidate, the Nominating and Governance Committee will review the nominee’s judgment, experience, independence, understanding of the Corporation’s or other related industries and such other factors the Nominating and Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Governance Committee will also take into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities.

Nominees may be suggested by directors, members of management, qualifying shareholders or, in some cases, by a third party firm. The Corporation has not hired a third party firm to serve this function. In identifying and considering candidates for nomination to the Board of Directors, the Nominating and Governance Committee considers, in addition to the requirements set out in the Nominating and Governance Committee’s charter, quality of experience, the needs of the Corporation and the range of talent and experience represented on the Board. The current nominees for director were recommended for nomination by independent directors of the Corporation.

Diversity is one of many factors that the Nominating and Governance Committee’s charter requires to be considered when evaluating candidates. To assess the effectiveness of the mandate set forth in the Nominating and Governance Committee’s charter, the Nominating and Governance Committee reviews annually with the Board the composition of the Board as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Board as a whole.

Compensation Committee

The Compensation Committee is appointed by the Board of Directors to oversee the Corporation’s and the Bank’s compensation and employee benefit plans and practices, including its executive compensation plans and its incentive compensation and equity-based plans; and to produce a Committee report on executive compensation as required by the SEC to be included in the Corporation’s annual proxy statement. The Board has adopted a written charter setting out the functions of the Compensation Committee. In 2016, the Compensation Committee consisted of Directors Culp (Chairman), Lane, Steen and Turner.

Communications with the Board of Directors

Shareholders are invited to contact the directors by writing to the Secretary of the Corporation, at 630 Godwin Avenue, Midland Park, New Jersey 07432-1405. These communications are not screened.

Board Leadership Structure and the Board’s Role in Risk Oversight

Mr. Culp was elected Chairman of the Board of Directors in May 2015. Mr. Van Ostenbridge has served as President and Chief Executive Officer, as well as a director, since 1997. The Board of Directors has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer enhances Board independence and oversight. Moreover, the separation of the roles of the Chairman of the Board and of the President and Chief Executive Officer allows the President and Chief Executive Officer to better focus on his responsibilities of management of the Corporation, expanding and strengthening the Corporation’s business and enhancing shareholder value, while allowing the Chairman of the Board to lead the Board in its fundamental role of oversight.

While management is responsible for the day-to-day management of risks that the Corporation faces, the Board takes an active role, as a whole and also at the committee level, in overseeing the management of the Corporation’s risks. The Board reviews information regarding the Corporation’s credit, liquidity and operations, as well as the risks associated with each. The Audit Committee has responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting. Each of the other Board committees also considers the risk within its area of responsibilities. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the elements of the compensation of our President and Chief Executive Officer and our two most highly compensated executive officers other than our President and Chief Executive Officer (collectively, the “named executive officers”) for fiscal years 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (a)	Non- Equity Incentive Plan Compen- sation ($) (b)	All Other Compen- sation ($)	Total ($)
Paul Van Ostenbridge President and Chief Executive Officer	2016 2015	310,000 307,006	750 550	42,282 48,906	28,296 42,282	38,085(c) 35,880(d)	419,413 434,624

Claire M. Chadwick Executive Vice President and Chief Financial Officer	2016 2015	203,464 197,948	600 550	21,332 23,275	17,190 21,332	32,735(e) 29,488(f)	275,321 272,593

William S. Clement (g) Executive Vice President and Chief Lending Officer	2016 2015	196,372 15,315	3,000 -	- -	16,194 -	16,795(h) -	231,361 15,315

(a)
Amounts shown reflect the aggregate grant date fair value of restricted stock awards in accordance with ASC Topic 718. Additional information concerning the accounting for restricted stock is included in Note 1 and Note 12 of the Notes to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K. Under the 2010 Stock Incentive Plan and based on the level of the prior year financial performance of the Corporation and achievement of corporate, departmental and individual performance goals and objectives, in March of 2016, 7,341 and 3,704 restricted shares of Common Stock having aggregate grant date values of $42,282 and $21,332 were issued to Mr. Van Ostenbridge and Ms. Chadwick, respectively. In March of 2015, 8,941 and 4,255 restricted shares of Common Stock having aggregate grant date values of $48,906 and $23,275 were issued to Mr. Van Ostenbridge and Ms. Chadwick, respectively. These awards of restricted shares of Common Stock will vest over a three-year period commencing on the first anniversary of the grant date.

(b)	Consists of bonuses accrued during the years reported, which were paid no later than the first quarter of the subsequent year.

(c)
The amounts disclosed for Mr. Van Ostenbridge for fiscal year 2016 include 401(k) plan contributions of $6,558, profit sharing plan contributions of $12,245, life insurance and long term disability and care premiums of $3,982, medical and vision insurance contributions of $10,547 and the imputed value of the car allowance of $4,753.

(d)
The amounts disclosed for Mr. Van Ostenbridge for fiscal year 2015 include 401(k) plan contributions of $6,807, profit sharing plan contributions of $10,119, life insurance and long term disability and care premiums of $3,980, medical and vision insurance contributions of $9,685 and the imputed value of the car allowance of $5,289.

(e)
The amounts disclosed for Ms. Chadwick for fiscal year 2016 include 401(k) plan contributions of $5,087, profit sharing plan contributions of $10,263, life insurance and long-term disability and care premiums of $2,094 and medical insurance contributions of $15,291.

(f)
The amounts disclosed for Ms. Chadwick for fiscal year 2015 include 401(k) plan contributions of $5,149, profit sharing plan contributions of $8,226, life insurance and long-term disability and care premiums of $2,092 and medical insurance contributions of $14,021.

(g)	Mr. Clement assumed his position with the Bank and the Corporation on December 8, 2015.

(h)
The amounts disclosed for Mr. Clement for fiscal year 2016 include 401(k) plan contributions of $2,722, life insurance and long-term disability and care premiums of $2,013 and medical insurance contributions of $12,060.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as to unvested restricted stock at December 31, 2016.

Name	Stock Awards
	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)
Paul Van Ostenbridge President and Chief Executive Officer	16,947	$166,081

Claire M. Chadwick Executive Vice President and Chief Financial Officer	8,343	$81,761

William S. Clement Executive Vice President and Chief Lending Officer	—	$—

Options Exercised and Stock Vested

There were no stock options exercised during fiscal year 2016.

Compensation of Directors

Cash Compensation. Directors of the Corporation and the Bank, other than full-time employees of the Corporation and the Bank, receive fees of $2,250 for each Board meeting attended, with the exception of the Chairman who receives $3,375 for each meeting attended. Each member of the Audit Committee receives a fee of $450 for each Audit Committee meeting attended, with the exception of the Audit Committee Chairman who receives $650 for each meeting attended. In addition, directors of the Corporation and the Bank, other than full-time employees of the Corporation and the Bank, receive a fee of $300 for each of the other committee meetings attended.

Stock-Based Compensation.

The Corporation maintains two equity compensation plans for the benefit of its directors.

Directors are eligible to participate in a plan (the "Director Stock Plan") established by the Corporation pursuant to which a director can elect to receive payment of his or her Board of Directors’ fees in shares of Common Stock of the Corporation in lieu of cash. Any director who elects to participate in the Director Stock Plan will receive payment of his or her Board of Directors' fees in such number of whole and fractional shares of the Corporation's Common Stock based on the Common Stock's price for shares purchased in the open market on the last business day of the month for which the director has made an election under the Director Stock Plan. Directors participating in the Director Stock Plan may withdraw from the plan at any time upon 10 days' notice.

In 2010, the Board of Directors adopted and the shareholders approved the Stewardship Financial Corporation 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”). The purpose of the 2010 Stock Incentive Plan is to promote the long-term growth and profitability of the Corporation by (i) providing directors and key employees with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons for these positions. No awards were made to directors during 2016 under the 2010 Stock Incentive Plan.

Director Compensation In The 2016 Fiscal Year

The following table sets forth the information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors during 2016.

Name	Fees Earned or Paid in Cash ($) (a)
Wayne Aoki	31,800
Richard W. Culp	45,600
William C. Hanse	35,400
Margo Lane	28,500
John C. Scoccola	33,600
John L. Steen	33,750
Robert J. Turner	28,200
William J. Vander Eems	36,300
Michael Westra	34,950
Howard R. Yeaton	36,150

(a)Fees earned or paid in cash include all fees paid for monthly board meetings, special meetings and committee meetings paid or earned during 2016.

Compensation Committee Interlocks and Insider Participation

All of the members of the Compensation Committee are independent and no member of the Compensation Committee has served as an officer or employee of the Corporation or the Bank. None of the members of our Compensation Committee serves as an executive officer of another entity at which one of our executive officers serves as a member of the Board of Directors.

Compensation Committee Report
The Role of the Compensation Committee
The Compensation Committee of the Board is charged with the responsibility to review the goals and objectives of the Corporation’s executive compensation plans and to review and determine the compensation of the Chief Executive Officer, all senior executive officers and all directors in each case on an annual basis. The Committee reviews at least annually the goals and objectives of the Corporation’s general compensation plans and other employee benefit plans including incentive compensation and equity-based plans.
At least annually, the Compensation Committee discusses, reviews and evaluates with the Corporation’s senior risk officer and other executive officers the executive compensation plans and employee compensation plans for purposes of ensuring that the executive compensation plans do not encourage unnecessary and excessive risk-taking by executive officers and to identify and eliminate any employee compensation plan features that would pose unnecessary risks to the Corporation, such as features that would encourage an employee to manipulate reported earnings of the Corporation in order to enhance such employee’s own compensation. Cash contributions to executive and non-executive employees under the Corporation’s noncontributory profit sharing plan are based on the earnings performance of the Corporation and are time-vested over a five-year period. Equity awards granted under the Corporation’s 2010 Stock Incentive Plan will time-vest over several years. Cash awards under the Corporation’s 2010 Stock Incentive Plan are based upon the level of attainment of previously established performance goals and objectives for the Corporation as well as departmental and individual performance criteria. The Compensation Committee has not identified any features in our compensation plans covering our executive and non-executive employees that either encourage unnecessary and excessive risk-taking or expose the Corporation to unnecessary risks.
Executive Compensation Policy

The Corporation’s policy is to compensate its executives fairly and adequately for the responsibility assumed by them for the success and direction of the Corporation, the effort expended in discharging that responsibility and the results achieved directly or indirectly from each executive’s performance. “Fair and adequate compensation” is established after careful review of: (i) the Corporation’s earnings; (ii) the Corporation’s performance as compared to other companies of similar size and market area; and (iii) a comparison of what the market demands for compensation of similarly situated and experienced executives.

Total compensation takes into consideration a mix of base salary, bonus, perquisites, stock options and/or other stock awards. The particular mix is established in order to competitively attract competent professionals, retain those professionals and reward extraordinary achievement. The Board of Directors also considers net income for the year and earnings per share of the Corporation and the Bank before finalizing officer compensation increases for the coming year.

In late 2010 the Compensation Committee engaged McLagan, a compensation consultant, to conduct a review of executive compensation and assist in the design and implementation of the Corporation's equity compensation plans and programs. The Compensation Committee has adopted the 2010 Stock Incentive Plan, a performance-based incentive compensation plan intended to provide annual incentive awards in the form of cash and equity to participants based on the achievement of overall performance goals and objectives for both the Corporation as well as departments and individuals. The 2010 Stock Incentive Plan is designed to reward and retain high performers and to drive the long-term financial success of the Corporation. The 2010 Stock Incentive Plan is also designed to encourage teamwork and create an environment where an executive is rewarded if the Corporation and the executive’s department achieve or exceed pre-determined annual performance criteria. Furthermore, the 2010 Stock Incentive Plan is intended to reward employees for achieving and exceeding individual performance criteria. It is prospective in design with the utilization of a defined payout formula that is based upon the achievement of a combination of pre-determined Corporation and department/individual performance criteria.

Annually, the Compensation Committee reviews and approves a listing of the eligible employees, along with a summary of the incentive award tiers, the incentive award opportunities for each tier, the weighting of Corporation versus department/individual performance goals, and a summary of possible payouts. The 2010 Stock Incentive Plan design incorporates a tiered approach with incentive awards that are linked to the achievement of pre-defined performance goals. The incentive ranges (as a percent of salary) are designed to provide market competitive payouts for the achievement of minimum, target and maximum performance goals. The design of the 2010 Stock Incentive Plan is reviewed and adjusted as appropriate on an annual basis to be sure the program remains market competitive and includes all the appropriate participants.

Based upon our current levels of compensation, the Corporation is not affected by the provisions of Section 162(m) of the Internal Revenue Code of 1984, as amended (the “Code”), which limit the deductibility to a corporation of compensation in excess of $1,000,000 paid to certain executive officers. Thus, the Corporation has no policy in such regard.

Base Salary. The Board of Directors of the Corporation, under recommendations from the Compensation Committee, bears the responsibility for establishing base salary of the named executive officers and other executives of the Corporation. Salary is minimum compensation for any particular position and is not tied to any performance formula or standard. To establish salary, the following criteria are used: (i) position description; (ii) direct responsibility assumed; (iii) comparative studies of peer group compensation (additional weight is given to local factors as opposed to national averages); (iv) earnings performance of the Corporation resulting in availability of funds; and (v) competitive level of salary to be maintained to attract and retain qualified and experienced executives.

Long-term Incentive Compensation. In 2010, the Board of Directors adopted and the shareholders approved the 2010 Stock Incentive Plan. As noted previously, the purpose of the 2010 Stock Incentive Plan is to promote the long-term growth and profitability of the Corporation by (i) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Corporation, and (ii) enabling the Corporation to attract, retain and reward the best available persons. In March 2016, the named executive officers of the Corporation were issued restricted shares of Common Stock. Such shares will vest over three years, provided the recipient remains an employee of the Corporation.

Change in Control Severance Arrangements. The Corporation has entered into a Change in Control Severance Agreement with each of Mr. Paul Van Ostenbridge, the Corporation’s President and Chief Executive Officer, Ms. Claire M. Chadwick, the Corporation’s Executive Vice President and Chief Financial Officer, Mr. William S. Clement, the Corporation’s Executive Vice President and Chief Lending Officer, and Mr. Peter Ameen, the Corporation’s Executive Vice President and Chief Operating Officer, which provides for a severance payment to the named executive officer upon a termination of employment without “cause” (as defined in the agreements) or a resignation of employment for “good reason” (as defined in the agreements) in connection with a change in control (as defined in the agreements) of the Corporation. Each of these agreements provides that if the named executive officer’s employment is terminated by the Corporation without cause during the period commencing six months prior to a change in control transaction and ending two years following a change in control transaction or by the named executive officer for good reason within two years following a change in control, the named executive officer is entitled to receive the following: (a) within five business days after such termination, (i) accrued, unpaid salary; (ii) accrued, unpaid bonus awards; (iii) accrued, unused vacation and sick time in accordance with the Corporation’s leave policy; (iv) any benefits to which the named executive officer is entitled under any plans or programs then in effect; (v) any unreimbursed business expenses of the named executive officer incurred prior to termination; and (vi) a lump sum cash payment equal to 24 months’ salary plus an amount equal to 100% of any bonus awarded to the named executive officer during the 24 months prior to termination; (b) (i) all of the named executive officer’s outstanding stock options that would have vested within twelve months following the date of termination had the named executive officer remained an employee of the Corporation, all of which will become immediately vested and exercisable; (ii) all of the named executive officer’s shares of restricted stock and any other stock or stock-based award that otherwise would have vested within twelve months following the date of termination had the named executive officer remained an employee of the Corporation, all of which will immediately vest in full and at 100% of target levels in the case of any performance-based stock awards; and (iii) all profit sharing plan awards that otherwise would have vested within twelve months following the date of termination had the named executive officer remained an employee of the Corporation, all of which will become immediately vested in full; and (c) for a period commencing with the month in which termination of employment becomes effective and ending 24 months later, the named executive officer and his covered dependents will be entitled to all benefits under the Corporation’s welfare benefit plans as if the named executive officer were still employed during such period, at the same level of benefits and at the same dollar cost to the named executive officer as the Corporation makes available for the period to employees of similar status; provided that such benefits will be secondary to any comparable benefits provided by another employer.

The agreement of Mr. Van Ostenbridge also provides that the Corporation will continue to pay for the lease of the vehicle he is driving at the time of termination of employment, until the lease ends, at which time the Corporation will buy the vehicle and transfer title of the vehicle to Mr. Van Ostenbridge.

The severance payments payable under the agreements in connection with a change in control of the Corporation may result in the application of the “golden parachute” provisions of Section 280G of the Code and, to the extent Section 280G applies, the Corporation may not deduct from its taxable income the severance payments made to the named executive officers. In addition, Section 4999 of the Code would impose a 20% excise tax on each of the named executive officers receiving the severance payment. In such event, the agreements provide that the severance payments will not be subject to cutback, gross-up or other adjustment except as agreed upon by the named executive officer and the Corporation.

Profit Sharing Plan and 401(k) Plan. The Corporation has a noncontributory profit sharing plan which covers all eligible employees. Employees are considered eligible if they have been employed for one full year and have worked a minimum of 1,000 hours that year. Balances vest 20% per year for five years. Contributions are determined by the Corporation’s Board of Directors based on the earnings performance of the Corporation. Contributions are allocated to eligible employees based on their salary level.

The Corporation also maintains a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 100% of their salaries, not to exceed the applicable limitations as per the Code. Currently, the Corporation, on an annual basis, may elect to match 50% of the participant’s first 5% contribution.

Benefits, Perquisites and Other Personal Benefits. The executive officers participate in employee benefit programs available to other employees. Perquisites, such as automobile allowances and their related expenses and auxiliary insurance benefits, which the Board of Directors of the Corporation may approve from time to time, are determined and awarded by the Board under recommendations from the Compensation Committee pursuant to an evaluation under the same criteria used to establish base salary.

The Corporation has adopted an Excessive or Luxury Expenditures Policy, a copy of which can be found on our website at www.asbnow.com, in the “Investor Relations” section of the website, under the subsection titled “Governance Documents”, which establishes standards concerning expenditures that may be deemed excessive and in contravention of the Corporation’s duties and obligations. The policy describes the types of expenditures that are prohibited by the Corporation and those expenditures that require prior approval. Pre-approval of expenditures must be handled in the manner described in the policy.

Submitted by:

Compensation Committee
Richard W. Culp, Chairman
Margo Lane
John Steen
Robert J. Turner

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Equity Compensation Plan Information

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	261,406
Equity compensation plans not approved by security holders	—	—	517,504
	—	$—	778,910

The only equity compensation plan not approved by security holders is the Director Stock Plan. The Director Stock Plan permits members of the Board of Directors to receive their monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. The Corporation purchased 6,532 shares of the Corporation’s Common Stock in the open market during 2016 for the benefit of the Director Stock Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information concerning the beneficial ownership of the Corporation’s Common Stock as of March 17, 2017, by (i) each person who is known by the Corporation to own beneficially more than 5% of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Corporation, (iii) each named executive officer of the Corporation named in the Summary Compensation Table and (iv) all directors and executive officers of the Corporation as a group. Other than as set forth in this table, the Corporation is not aware of any individual or group, which holds in excess of 5% of the outstanding Common Stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class

Abraham Van Wingerden (former Director) (3)	314,495	5.13%
Wayne Aoki, Director	25,765	*
Richard W. Culp, Chairman	41,745	*
William C. Hanse, Director (4)	134,083	2.19%
Margo Lane, Director (5)	69,534	1.13%
John C. Scoccola	11,926	*
John L. Steen, Director	109,212	1.78%
Robert J. Turner, Director and Secretary (6)	167,464	2.73%
William J. Vander Eems, Director (7)	210,150	3.43%
Paul Van Ostenbridge, President, Chief Executive Officer and Director (8)	77,972	1.27%
Michael Westra, Director	37,594	*
Howard R. Yeaton, Vice Chairman (9)	12,701	*
Claire M. Chadwick, Executive Vice President and Chief Financial Officer (10)	14,630	*
William S. Clement, Executive Vice President and Chief Lending Officer (11)	1,877	*
Directors and Executive Officers of the Corporation and Bank as a group (17 persons)	962,184	15.69%

*	Indicates less than 1% of the outstanding shares of the Corporation’s Common Stock.

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Stewardship Financial Corporation, 630 Godwin Avenue, Midland Park, New Jersey 07432-1405.

(2)
Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K and Rule 13d-3 of the Securities Exchange Act of 1934 and based upon 6,132,774 shares of Common Stock outstanding as of the Record Date. Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. They also include shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person and (iii) if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the Corporation’s dividend reinvestment plan for its shareholders.

(3)	Includes 246,586 shares held jointly by Mr. Van Wingerden and his spouse.

(4)	Includes 30,462 shares held jointly by Mr. Hanse and his spouse and 12,124 shares held by Mr. Hanse’s spouse in her own name. Mr. Hanse disclaims beneficial ownership of the shares held by his spouse.

(5)	Includes 17,186 shares held jointly by Ms. Lane and her spouse.

(6)
Includes 35,862 shares held jointly by Mr. Turner and his spouse and 4,653 shares held by Mr. Turner’s spouse in her own name. Mr. Turner disclaims beneficial ownership of the shares held by his spouse.

(7)	Includes 168,648 shares held by Mr. Vander Eem’s spouse in her own name. Mr. Vander Eems disclaims beneficial ownership of the shares held by his spouse.

(8)
Includes 11,144 restricted shares held by Mr. Van Ostenbridge and 3,345 shares held by Mr. Van Ostenbridge’s spouse in her name. Mr. Van Ostenbridge disclaims beneficial ownership of the shares held by his spouse.

(9)	Includes 477 shares held jointly by Mr. Yeaton and his spouse.

(10)	Includes 5,865 restricted shares.

(11)	Includes 1,824 restricted shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Transactions
The Bank has made loans to its directors and executive officers and, assuming continued compliance with generally applicable credit standards, it expects to continue to make such loans. These loans have all been made in the ordinary course of banking business and, in compliance with Federal Reserve Bank Regulation O, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.
Independence of Directors

The Board of Directors has adopted standards for director independence, which incorporate the definition of “independent” contained in the Nasdaq Stock Market listing rules. Based on the information furnished by the directors, the Board has affirmatively determined that all of the directors, with the exception of Director Van Ostenbridge (who is a full-time employee of the Corporation, serving as our President and Chief Executive Officer), currently meet the definition of “independent”. All of the members of the Board’s Audit Committee, Nominating and Governance Committee and Compensation Committee are independent directors.

Item 14. Principal Accounting Fees and Services

Fees Billed by our Independent Registered Public Accounting Firm During Fiscal Year 2016 and Fiscal Year 2015.

Aggregate fees for the fiscal years ended December 31, 2016 and 2015, billed by the Corporation’s independent registered public accounting firm, KPMG LLP were as follows:

	2016	2015
Audit Fees (1)	$240,000	$234,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$34,000	$28,000
All Other Fees (4)	$0	$5,000
_________

(1)	Audit fees consist principally of audit work performed on the consolidated financial statements, as well as quarterly reviews of financial statements included in the Corporation’s Forms 10-Q.
(2)	The Corporation generally does not engage KPMG LLP for “Audit Related” services.
(3)	Tax fees consist principally of tax compliance and reporting.
(4)	Fee associated with KPMG LLP consent for incorporation in a Registration Statement on Form S-3.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. All audit and permissible non-audit services provided by KPMG LLP to the Corporation for the fiscal years ended 2016 and 2015 were approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i).1	Restated Certificate of Incorporation of Stewardship Financial Corporation (1)
3(i).2	Certificate of Amendment to the Certificate of Incorporation of Stewardship Financial Corporation (2)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (3)
4.1	Form of 6.75% Subordinated Note dated as of August 28, 2015 issued by Stewardship Financial Corporation (4)
10.1	Stewardship Financial Corporation 1995 Employee Stock Purchase Plan (5)
10.2	Amended and Restated Director Stock Plan (6)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan, as amended and restated effective May 21, 2015 (7)
10.4	Stewardship Financial Corporation 2010 Stock Incentive Plan (8)
10.5	Subordinated Note Purchase Agreement dated as of August 28, 2015 between the Corporation and the Purchasers identified therein (9)
10.6	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge (10)
10.7	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick (11)
10.8	Change in Control Severance Agreement dated March 26, 2015 between the Corporation and Peter Ameen (12)
10.9	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and William S. Clement
10.10	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Julie E. Holland
10.11	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and James H. Shields
10.12	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Gail K. Tilstra
13.0	Annual Report to Shareholders for the year ended December 31, 2016
21.0	Subsidiaries of the Registrant
23.0	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (13)

-----------------------------------------------------------------

(1)	Incorporated by reference from Exhibit 3(i).1 to the Corporation’s Quarterly Report on Form 10-Q, filed May 15, 2009.

(2)	Incorporated by reference from Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed September 7, 2011.

(3)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.

(4)	Incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(5)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(6)	Incorporated by reference from Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(7)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3D, Registration No. 333-204352, filed May 21, 2015.

(8)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(10)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.

(11)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.

(12)	Incorporated by reference from Exhibit 10.13 to the Corporation's Annual Report on Form 10-K, filed March 27, 2015.

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
Paul Van Ostenbridge
Chief Executive Officer and Director
Dated: March 22, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Paul Van Ostenbridge and Claire M. Chadwick, and each of them, as attorneys-in-fact and agents, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 22, 2017
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 22, 2017
Claire M. Chadwick	(Principal Financial Officer and
(Principal Accounting Officer)

/s/ Wayne Aoki	Director	March 22, 2017
Wayne Aoki

/s/ Richard W. Culp	Chairman	March 22, 2017
Richard W. Culp

/s/ William Hanse	Director	March 22, 2017
William Hanse

/s/ Margo Lane	Director	March 22, 2017
Margo Lane

/s/ John C. Scoccola	Director	March 22, 2017
John C. Scoccola

/s/ John L. Steen	Director	March 22, 2017
John L. Steen

/s/ Robert Turner	Secretary and Director	March 22, 2017
Robert Turner

/s/ William J. Vander Eems	Director	March 22, 2017
William J. Vander Eems

/s/ Michael Westra	Director	March 22, 2017
Michael Westra

/s/ Howard Yeaton	Vice Chairman	March 22, 2017
Howard Yeaton