Form 10-Q
period 2017-03-31
STEWARDSHIP FINANCIAL CORP
filed 2017-05-12
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 10, 2017 was 8,641,905.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$12,604	$11,508
Other interest-earning assets	189	172
Cash and cash equivalents	12,793	11,680

Securities available-for-sale	95,632	98,583
Securities held to maturity; estimated fair value of $52,072 (at March 31, 2017) and $51,530 (at December 31, 2016)	52,805	52,330
Federal Home Loan Bank of New York stock, at cost	3,784	3,515
Loans held for sale	188	773
Loans, net of allowance for loan losses of $8,246 (at March 31, 2017) and $7,905 (at December 31, 2016)	646,196	595,952
Premises and equipment, net	6,606	6,566
Accrued interest receivable	2,202	2,133
Other real estate owned, net	401	401
Bank owned life insurance	16,673	16,558
Other assets	7,119	7,044
Total assets	$844,399	$795,535

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$170,566	$169,306
Interest-bearing	530,138	489,624
Total deposits	700,704	658,930

Federal Home Loan Bank of New York advances	65,200	59,200
Subordinated Debentures and Subordinated Notes	23,268	23,252
Accrued interest payable	1,099	794
Accrued expenses and other liabilities	1,711	1,972
Total liabilities	791,982	744,148

Shareholders' equity

Common stock, no par value; 10,000,000 shares authorized; 6,132,774 and 6,121,329 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	41,775	41,626
Retained earnings	11,751	11,082
Accumulated other comprehensive income (loss), net	(1,109)	(1,321)
Total Shareholders' equity	52,417	51,387
Total liabilities and Shareholders' equity	$844,399	$795,535

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$6,586	$5,652
Securities held to maturity:
Taxable	240	270
Nontaxable	59	103
Securities available-for-sale:
Taxable	486	377
Nontaxable	14	6
FHLB dividends	34	32
Other interest-earning assets	5	9
Total interest income	7,424	6,449
Interest expense:
Deposits	633	557
FHLB-NY Borrowings	243	203
Subordinated Debentures and Subordinated Notes	368	413
Total interest expense	1,244	1,173
Net interest income before provision for loan losses	6,180	5,276
Provision for loan losses	300	(350)
Net interest income after provision for loan losses	5,880	5,626
Noninterest income:
Fees and service charges	535	529
Bank owned life insurance	115	101
Gain on calls and sales of securities, net	—	24
Gain on sales of mortgage loans	17	18
Miscellaneous	132	147
Total noninterest income	799	819
Noninterest expenses:
Salaries and employee benefits	2,844	2,715
Occupancy, net	409	398
Equipment	162	150
Data processing	469	472
Advertising	136	151
FDIC insurance premium	77	106
Charitable contributions	125	70
Stationery and supplies	40	33
Legal	36	44
Bank-card related services	142	131
Other real estate owned, net	15	74
Miscellaneous	659	558
Total noninterest expenses	5,114	4,902
Income before income tax expense	1,565	1,543
Income tax expense	574	552
Net income	$991	$991
Basic and diluted earnings per common share	$0.16	$0.16
Weighted average number of basic and diluted common shares outstanding	6,124,926	6,092,351

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Net income	$991	$991
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	205	672
Reclassification adjustment for gains in net income	—	(15)
Accretion of loss on securities reclassified to held to maturity	7	45
Change in fair value of interest rate swap	—	37

Total other comprehensive income	212	739

Total comprehensive income	$1,203	$1,730

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2017
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387
Cash dividends declared on common stock	—	—	(184)	—	(184)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,431	22	—	—	22
Common stock issued under stock plans	1,426	13	—	—	13
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock, net	(13,288)	(118)	47	—	(71)
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	991	—	991
Other comprehensive income	—	—	—	212	212
Balance -- March 31, 2017	6,132,774	$41,775	$11,751	$(1,109)	$52,417

	Three Months Ended March 31, 2016
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2015	6,085,528	$41,410	$7,008	$(845)	$47,573
Cash dividends declared on common stock	—	—	(122)	—	(122)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,656	15	—	—	15
Common stock issued under stock plans	1,761	10	—	—	10
Issuance of restricted stock	34,332	198	(198)	—	—
Amortization of restricted stock, net	(11,064)	(63)	45	—	(18)
Tax benefit from restricted stock vesting	—	5	—	—	5
Net income	—	—	991	—	991
Other comprehensive income	—	—	—	739	739
Balance -- March 31, 2016	6,113,213	$41,574	$7,724	$(106)	$49,192

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$991	$991
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	96	95
Amortization of premiums and accretion of discounts, net	129	150
Amortization of restricted stock	(71)	(18)
Amortization of subordinated debenture issuance costs	16	17
Accretion of deferred loan fees	26	8
Provision for loan losses	300	(350)
Originations of mortgage loans held for sale	(2,846)	(1,058)
Proceeds from sale of mortgage loans	3,448	1,815
Gain on sales of mortgage loans	(17)	(18)
Gain on calls and sales of securities	—	(24)
Deferred income tax expense (benefit)	(190)	228
Excess tax benefit from restricted stock vesting	48	—
Increase in accrued interest receivable	(69)	(50)
Increase (decrease) in accrued interest payable	305	(297)
Earnings on bank owned life insurance	(115)	(101)
(Increase) decrease in other assets	(15)	294
Decrease in other liabilities	(261)	(206)
Net cash provided by operating activities	1,775	1,476
Cash flows from investing activities:
Purchase of securities available-for-sale	(524)	(8,409)
Proceeds from maturities and principal repayments on securities available-for-sale	3,709	3,039
Proceeds from sales and calls on securities available-for-sale	—	2,050
Purchase of securities held to maturity	(2,675)	(9,499)
Proceeds from maturities and principal repayments on securities held to maturity	1,839	1,516
Proceeds from calls on securities held to maturity	340	6,340
Purchase of FHLB-NY stock	(5,034)	—
Sale of FHLB-NY stock	4,765	—
Net increase in loans	(50,570)	(1,662)
Additions to premises and equipment	(136)	(22)
Net cash used in investing activities	(48,286)	(6,647)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,260	6,373
Net increase in interest-bearing deposits	40,514	1,300
Repayment of long term borrowings	(5,000)	—
Net increase in short term borrowings	11,000	—
Cash dividends paid on common stock	(184)	(122)
Payment of discount on dividend reinvestment plan	(1)	(1)
Issuance of common stock for cash	35	25
Excess tax benefit from restricted stock vesting	—	5
Net cash provided by financing activities	47,624	7,580
Net increase in cash and cash equivalents	1,113	2,409
Cash and cash equivalents - beginning	11,680	10,910
Cash and cash equivalents - ending	$12,793	$13,319

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$938	$1,470
Cash paid during the period for income taxes	$592	$39
Transfers from loans to other real estate owned	$—	$153

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 22, 2017 (the “2016 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the cash flow statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for fiscal years, including interim periods, beginning after December 15, 2016. The Corporation's adoption of the guidance in the first quarter of 2017 did not have a material impact on the Corporation's consolidated financial statements.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,439	$48	$355	$17,132
Obligations of state and political subdivisions	3,233	3	98	3,138
Mortgage-backed securities	50,281	136	790	49,627
Asset-backed securities (a)	7,959	29	107	7,881
Corporate debt	14,488	103	443	14,148

Total debt securities	93,400	319	1,793	91,926
Other equity investments	3,912	—	206	3,706

	$97,312	$319	$1,999	$95,632

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,789	$61	$405	$17,445
Obligations of state and political subdivisions	3,238	—	142	3,096
Mortgage-backed securities	52,785	150	889	52,046
Asset-backed securities (a)	8,392	—	125	8,267
Corporate debt	14,504	50	517	14,037

Total debt securities	96,708	261	2,078	94,891
Other equity investments	3,886	—	194	3,692

	$100,594	$261	$2,272	$98,583

(a) Collateralized by student loans

There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2017. Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2016 were $2,050,000. There were no gross gains and no gross losses realized on sales or calls during the three months ended March 31, 2017 or March 31, 2016.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$3	$996
U.S. government-sponsored agencies	21,833	24	719	21,138
Obligations of state and political subdivisions	6,107	63	28	6,142
Mortgage-backed securities	23,866	126	196	23,796

	$52,805	$213	$946	$52,072

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	19,162	28	865	18,325
Obligations of state and political subdivisions	7,102	75	30	7,147
Mortgage-backed securities	25,067	163	167	25,063

	$52,330	$266	$1,066	$51,530

Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2017 were $340,000. Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2016 were $6,340,000. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2017. There were gross gains totaling $24,000 and no gross losses realized on calls during the three months ended March 31, 2016.

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

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$1,000	$1,000
After one year, but within five years	6,495	6,469
After five years, but within ten years	21,852	21,336
After ten years	5,813	5,613
Mortgage-backed securities	50,281	49,627
Asset-backed securities	7,959	7,881

Total	$93,400	$91,926

Held to maturity
Within one year	$1,699	$1,717
After one year, but within five years	8,000	8,062
After five years, but within ten years	18,737	18,022
After ten years	503	475
Mortgage-backed securities	23,866	23,796

Total	$52,805	$52,072

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2017 and December 31, 2016, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2017 and December 31, 2016.

Available-for-Sale
March 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,385	$(231)	$3,422	$(124)	$13,807	$(355)
Obligations of state and political subdivisions	2,556	(98)	—	—	2,556	(98)
Mortgage-backed securities	33,596	(686)	3,204	(104)	36,800	(790)
Asset-backed securities	—	—	2,914	(107)	2,914	(107)
Corporate debt	8,076	(411)	968	(32)	9,044	(443)
Other equity investments	—	—	3,646	(206)	3,646	(206)

Total temporarily impaired securities	$54,613	$(1,426)	$14,154	$(573)	$68,767	$(1,999)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,548	$(260)	$3,402	$(145)	$13,950	$(405)
Obligations of state and political subdivisions	3,095	(142)	—	—	3,095	(142)
Mortgage-backed securities	35,009	(779)	3,360	(110)	38,369	(889)
Asset-backed securities	—	—	8,267	(125)	8,267	(125)
Corporate debt	8,031	(473)	956	(44)	8,987	(517)
Other equity investments	—	—	3,632	(194)	3,632	(194)

Total temporarily impaired securities	$56,683	$(1,654)	$19,617	$(618)	$76,300	$(2,272)

Held to Maturity
March 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$996	$(3)	$—	$—	$996	$(3)
U.S. government- sponsored agencies	17,843	(719)	—	—	17,843	(719)
Obligations of state and political subdivisions	476	(28)	—	—	476	(28)
Mortgage-backed securities	14,174	(196)	—	—	14,174	(196)

Total temporarily impaired securities	$33,489	$(946)	$—	$—	$33,489	$(946)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	17,022	(865)	—	—	17,022	(865)
Obligations of state and political subdivisions	476	(30)	—	—	476	(30)
Mortgage-backed securities	12,901	(167)	—	—	12,901	(167)

Total temporarily impaired securities	$31,394	$(1,066)	$—	$—	$31,394	$(1,066)

Other-Than-Temporary-Impairment

At March 31, 2017, there were available-for-sale investments comprising two U.S. government-sponsored agency securities, five mortgage-backed securities, one asset-backed security, one corporate debt security, and one other equity investments security in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At March 31, 2017 and December 31, 2016, respectively, the loan portfolio consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial:
Secured by real estate	$32,712	$34,213
Other	47,157	47,852
Commercial real estate	433,455	382,551
Commercial construction	16,158	14,943
Residential real estate	84,783	84,321
Consumer:
Secured by real estate	30,346	30,176
Other	462	244
Government Guaranteed Loans - guaranteed portion	9,638	9,732
Other	58	51

Total gross loans	654,769	604,083

Less: Deferred loan costs, net	327	226
Allowance for loan losses	8,246	7,905
	8,573	8,131

Loans, net	$646,196	$595,952

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$(118)	$(1)	$16	$2,560
Commercial real estate	4,734	390	—	25	5,149
Commercial construction	355	29	—	—	384
Residential real estate	66	(1)	—	—	65
Consumer	75	(3)	—	1	73
Other loans	—	—	—	—	—
Unallocated	12	3	—	—	15

Total	$7,905	$300	$(1)	$42	$8,246

	For the three months ended March 31, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,698	$(16)	$(2)	$40	$3,720
Commercial real estate	4,660	(275)	—	28	4,413
Commercial construction	114	(2)	—	—	112
Residential real estate	109	(3)	—	—	106
Consumer	118	—	—	1	119
Other loans	3	(2)	—	—	1
Unallocated	121	(52)	—	—	69

Total	$8,823	$(350)	$(2)	$69	$8,540

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$8	$594	$—	$—	$—	$—	$—	$—	$602

Collectively evaluated for impairment	2,552	4,555	384	65	73	—	—	15	7,644

Total ending allowance balance	$2,560	$5,149	$384	$65	$73	$—	$—	$15	$8,246

Loans:
Loans individually evaluated for impairment	$1,526	$6,279	$—	$—	$75	$—	$—	$—	$7,880

Loans collectively evaluated for impairment	78,343	427,176	16,158	84,783	30,733	9,638	58	—	646,889

Total ending loan balance	$79,869	$433,455	$16,158	$84,783	$30,808	$9,638	$58	$—	$654,769

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$9	$601	$—	$—	$—	$—	$—	$—	$610

Collectively evaluated for impairment	2,654	4,133	355	66	75	—	—	12	7,295

Total ending allowance balance	$2,663	$4,734	$355	$66	$75	$—	$—	$12	$7,905

Loans:
Loans individually evaluated for impairment	$1,698	$6,331	$—	$—	$78	$—	$—	$—	$8,107

Loans collectively evaluated for impairment	80,367	376,220	14,943	84,321	30,342	9,732	51	—	595,976

Total ending loan balance	$82,065	$382,551	$14,943	$84,321	$30,420	$9,732	$51	$—	$604,083

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial real estate	$517	528
Consumer:
Secured by real estate	75	78

Total nonaccrual loans	$592	$606

At March 31, 2017 and December 31, 2016, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the three months ended March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,448	$1,321		$1,337	$26
Commercial real estate	3,421	3,120		3,138	31
Consumer:
Secured by real estate	81	75		77	—

With an allowance recorded:
Commercial:
Secured by real estate	—	—	$—	60	—
Other	205	205	8	215	3
Commercial real estate	3,159	3,159	594	3,167	32

	$8,314	$7,880	$602	$7,994	$92

During the three months ended March 31, 2017, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,481	$1,353		$2,018	$92
Other	—	—		27	—
Commercial real estate	3,448	3,156		3,128	181
Consumer:
Secured by real estate	81	78		81	—

With an allowance recorded:
Commercial:
Secured by real estate	120	120	$—	186	7
Other	225	225	9	247	17
Commercial real estate	3,175	3,175	601	4,109	130

	$8,530	$8,107	$610	$9,796	$427

During the year ended December 31, 2016, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2017 and December 31, 2016. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$32,712	$32,712
Other	—	—	—	—	47,157	47,157
Commercial real estate	—	—	—	—	433,455	433,455
Commercial construction	—	—	—	—	16,158	16,158
Residential real estate	605	—	—	605	84,178	84,783
Consumer:
Secured by real estate	4	—	38	42	30,304	30,346
Other	—	—	—	—	462	462
Government Guaranteed	—	—	—	—	9,638	9,638
Other	—	—	—	—	58	58

Total	$609	$—	$38	$647	$654,122	$654,769

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$34,213	$34,213
Other	—	—	—	—	47,852	47,852
Commercial real estate	106	—	—	106	382,445	382,551
Commercial construction	—	—	—	—	14,943	14,943
Residential real estate	—	—	—	—	84,321	84,321
Consumer:
Secured by real estate	6	—	40	46	30,130	30,176
Other	—	—	—	—	244	244
Government Guaranteed	—	—	—	—	9,732	9,732
Other	—	—	—	—	51	51

Total	$112	$—	$40	$152	$603,931	$604,083

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

At March 31, 2017 and December 31, 2016, the Corporation had $7.8 million and $8.0 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.3 million and $7.5 million were performing in accordance with their new terms at March 31, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $602,000 and $610,000 have been allocated for the troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Corporation has committed $205,000 and $190,000, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification.

There were no new loans classified as a troubled debt restructuring during the three months ended March 31, 2017 or March 31, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$30,175	$2,105	$432	$—	$—	$32,712
Other	46,345	238	574	—	—	47,157
Commercial real estate	417,900	13,624	1,931	—	—	433,455
Commercial construction	16,158	—	—	—	—	16,158

Total	$510,578	$15,967	$2,937	$—	$—	$529,482

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$32,159	$1,601	$453	$—	$—	$34,213
Other	46,865	404	583	—	—	47,852
Commercial real estate	366,251	14,345	1,955	—	—	382,551
Commercial construction	14,943	—	—	—	—	14,943

Total	$460,218	$16,350	$2,991	$—	$—	$479,559

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$84,178	$605	$84,783
Consumer:
Secured by real estate	30,304	42	30,346
Other	462	—	462

Total	$114,944	$647	$115,591

	December 31, 2016
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$84,321	$—	$84,321
Consumer:
Secured by real estate	30,130	46	30,176
Other	244	—	244

Total	$114,695	$46	$114,741

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
	At March 31, 2017
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$17,132	$—	$17,132	$—
Obligations of state and political subdivisions	3,138	—	3,138	—
Mortgage-backed securities	49,627	—	49,627	—
Asset-backed securities	7,881	—	7,881	—
Corporate debt	14,148	—	14,148	—
Other equity investments	3,706	3,646	60	—

Total available-for-sale securities	$95,632	$3,646	$91,986	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2016
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$17,445	$—	$17,445	$—
Obligations of state and political subdivisions	3,096	—	3,096	—
Mortgage-backed securities	52,046	—	52,046	—
Asset-backed securities	8,267	—	8,267	—
Corporate debt	14,037	—	14,037	—
Other equity investments	3,692	3,632	60	—

Total available-for-sale securities	$98,583	$3,632	$94,951	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2017 or during the year ended December 31, 2016. There were no changes to the valuation techniques for fair value measurements as of March 31, 2017 and December 31, 2016.

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2017.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2016
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$528	$—	$—	$528
Other Real Estate Owned	401	—	—	401

	$929	$—	$—	$929

There were no collateral-dependent impaired loans measured for impairment using the fair value of the collateral as of and for the three months ended March 31, 2017.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $528,000, with no valuation allowance, resulting in no change of the allocation for loan losses for the year ended December 31, 2016.

At December 31, 2016, OREO had a recorded investment value of $404,000 with a $3,000 valuation allowance. There were no additional valuation allowances recorded during the three months ended March 31, 2017. Additional valuation allowances of $20,000 were recorded during the three months ended March 31, 2016.

For the Level 3 assets measured at fair value on a non-recurring basis December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$528	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$401	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	2%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,793	$12,793	$—	$—
Securities available-for-sale	95,632	3,646	91,986	—
Securities held to maturity	52,805	—	52,072	—
FHLB-NY stock	3,784	N/A	N/A	N/A
Mortgage loans held for sale	188	—	—	188
Loans, net	646,196	—	—	642,653

Financial liabilities:
Deposits	700,704	509,476	190,735	—
FHLB-NY advances	65,200	—	65,154	—
Subordinated Debentures and Subordinated Notes	23,268	—	—	24,405

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,680	$11,680	$—	$—
Securities available-for-sale	98,583	3,632	94,951	—
Securities held to maturity	52,330	—	51,530	—
FHLB-NY stock	3,515	N/A	N/A	N/A
Mortgage loans held for sale	773	—	—	773
Loans, net	595,952	—	—	596,506

Financial liabilities:
Deposits	658,930	503,949	154,724	—
FHLB-NY advances	59,200	—	59,174	—
Subordinated Debentures and Subordinated Notes	23,252	—	—	23,230

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At March 31, 2017 and December 31, 2016 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2017 and December 31, 2016 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at March 31, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Net income	$991	$991

Weighted average common shares outstanding - basic	6,124,926	6,092,351
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	6,124,926	6,092,351

Basic earnings per common share	$0.16	$0.16

Diluted earnings per common share	$0.16	$0.16

There were no stock options to purchase shares of common stock for the three months ended March 31, 2017 and 2016.

Note 6. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended March 31,
	2017			2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$1,565	$(574)	$991	$1,543	$(552)	$991
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	331	(126)	205	1,087	(415)	672
Reclassification adjustment for gains in net income	—	—	—	(24)	9	(15)
Accretion of loss on securities reclassified to held to maturity	11	(4)	7	72	(27)	45
Change in fair value of interest rate swap	—	—	—	62	(25)	37

Total other comprehensive income	342	(130)	212	1,197	(458)	739

Total comprehensive income	$1,907	$(704)	$1,203	$2,740	$(1,010)	$1,730

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income before reclassifications	205	7	—	212
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income	205	7	—	212

Balance at March 31, 2017	$(1,038)	$(71)	$—	$(1,109)

	Three Months Ended March 31, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on securities reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)
Other comprehensive income (loss) before reclassifications	672	45	37	754
Amounts reclassified from other comprehensive income	(15)	—	—	(15)

Other comprehensive income (loss), net	657	45	37	739

Balance at March 31, 2016	$47	$(153)	$—	$(106)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2017 and 2016.

	Three Months Ended		Income
Components of Accumulated Other	March 31,		Statement
Comprehensive Income	2017	2016	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$—	$24	Gains on securities transactions, net
Tax effect	—	(9)

Total net of tax	—	15

Total reclassifications, net of tax	$—	$15

Note 7. Subsequent Event

On April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of approximately $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and estimated offering expenses, were approximately $18.8 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2016, included in the Corporation’s 2016 Annual Report, contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased $48.9 million to $844.4 million at March 31, 2017 from $795.5 million at December 31, 2016. Securities available-for-sale decreased $3.0 million to $95.6 million while securities held to maturity increased $475,000 to $52.8 million. Net loans increased $50.2 million to $646.2 million at March 31, 2017 compared to $596.0 million at December 31, 2016, reflecting strong new loan originations, partially offset by normal principal amortization and payoffs.

Deposits totaled $700.7 million at March 31, 2017, an increase of $41.8 million from $658.9 million at December 31, 2016. The growth in deposits primarily consisted of a $40.5 million increase in interest-bearing accounts.

Results of Operations

General

The Corporation reported net income available to common shareholders of $1.0 million, or $0.16 diluted earnings per common share for the three months ended March 31, 2017. While the current year period net results were comparable to the three months ended March 31, 2016, the prior year period benefited from a negative provision for loan losses of $350,000 as compared to a provision for loan losses of $300,000 for the three months ended March 31, 2017.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2017 was $6.2 million compared to $5.3 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended March 31, 2017 were 3.04% and 3.23%, respectively, compared to 2.89% and 3.11% for the three months ended March 31, 2016.

In general, the net interest rate spread and net yield on interest-earning assets for the current year period is reflective of the increase in the balance sheet - primarily loan growth funded by deposits.

The following tables reflect the components of the Corporation’s net interest income for the three months ended March 31, 2017 and 2016 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$627,360	$6,595	4.26%	$527,969	$5,662	4.31%
Taxable investment securities (1)	143,592	760	2.15%	144,545	679	1.89
Tax-exempt investment securities (1) (2)	9,680	108	4.52	12,304	163	5.33
Other interest-earning assets	821	5	2.47	6,071	9	0.60
Total interest-earning assets	781,453	7,468	3.88	690,889	6,513	3.79
Non-interest-earning assets:
Allowance for loan losses	(7,980)			(8,844)
Other assets	44,548			41,892
Total assets	$818,021			$723,937

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$240,686	$127	0.21%	$226,572	$139	0.25%
Savings deposits	92,974	23	0.10	83,992	21	0.10
Time deposits	173,952	483	1.13	147,444	397	1.08
FHLB-NY borrowing	68,607	243	1.44	41,285	203	1.98
Subordinated debentures and subordinated notes	23,260	368	6.42	23,195	413	7.16
Total interest-bearing liabilities	599,479	1,244	0.84	522,488	1,173	0.90
Non-interest-bearing liabilities:
Demand deposits	163,478			150,444
Other liabilities	2,940			2,438
Stockholders' equity	52,124			48,567
Total liabilities and stockholders' equity	$818,021			$723,937
Net interest income (taxable equivalent basis)		6,224			5,340
Tax equivalent adjustment		(44)			(64)
Net interest income		$6,180			$5,276
Net interest spread (taxable equivalent basis)			3.04%			2.89%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.23%			3.11%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three months ended March 31, 2017, total interest income, on a tax equivalent basis, was $7.5 million compared to $6.5 million for the same prior year period. The increase reflects an increase in the average balance of interest-earning assets and a slight increase in the average rate earned on interest-earning assets. Average interest-earning assets increased $90.6 million for the three months ended March 31, 2017, compared to the prior year period. The change in average interest-earning assets reflects an increase from the comparable prior year period in average loans partially offset by a decrease in securities and other interest-earning assets. Average loans increased $99.4 million for the three months ended March 31, 2017, while average securities and other interest-earning assets decreased $8.8 million when compared to the prior year average. The average rate earned on interest-earning assets was 3.88% for the three months ended March 31, 2017 compared to an average rate of 3.79% for the three months ended March 31, 2016.

Interest expense increased $71,000 for the three months ended March 31, 2017, compared to the same period for 2016. The average balance of interest-bearing deposits increased $49.6 million for the three months ended March 31, 2017 from the comparable 2016 period. In addition, for the three months ended March 31, 2017, FHLB-NY borrowings accounted for an increase of $27.3 million in average interest-bearing liabilities. For the three months ended March 31, 2017, the total cost for interest-bearing deposits was 0.51% compared to 0.49% for the comparable prior year period. The cost for total interest-bearing liabilities was 0.84% for the three months ended March 31, 2017, compared to 0.90% for the comparable prior year period.

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

For the three months ended March 31, 2017, the Corporation recorded a $300,000 loan loss provision, compared to a $350,000 recovery of the allowance for loan losses for the three months ended March 31, 2016. The loan loss provision in the current year period, compared to a negative provision for loan losses in the prior year period, reflects the continued growth in the loan portfolio. In addition, due to a stabilization of the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates, the benefits from these qualitative factors improving in prior periods, have been reduced, thus also impacting the need to record a provision.

Nonperforming loans of $592,000 at March 31, 2017, or 0.09% of total gross loans, reflected a slight decrease from $606,000 of nonperforming loans, or 0.10% of total gross loans, at December 31, 2016.

The allowance for loan losses was $8.2 million, or 1.26% of total gross loans, as of March 31, 2017 compared to $7.9 million, or 1.31% of total gross loans, as of December 31, 2016. The allowance for loan losses related to impaired loans decreased from $610,000 at December 31, 2016 to $602,000 at March 31, 2017. During the three months ended March 31, 2017, the Corporation charged-off $1,000 of loan balances and recovered $42,000 in previously charged-off loans compared to $2,000 and $69,000, respectively, during the same period in 2016.

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

Noninterest Income

Noninterest income was $799,000 for the three months ended March 31, 2017 compared to $819,000 for the prior year period. The $20,000 decrease for the three months ended March 31, 2017 primarily reflects the fact that noninterest income for the comparable prior year period included $24,000 of gains on calls and sales of securities.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2017 was $5.1 million compared to $4.9 million in the comparable prior year period. The Corporation continues to appropriately control expenses as the balance sheet grows.

Income Tax Expense

Income tax expense totaled $574,000 for the three months ended March 31, 2017 representing an effective tax rate of 36.7%. For the three months ended March 31, 2016, income tax expense totaled $552,000 equating to effective tax rate of 35.8%. For the 2017 period, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$592	$606	$929	$949
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	592	606	929	949
Other real estate owned	401	401	834	834
Total nonperforming assets	$993	$1,007	$1,763	$1,783
Allowance for loan losses	$8,246	$7,905	$8,150	$8,388
Nonperforming loans to total gross loans	0.09%	0.10%	0.17%	0.18%
Nonperforming assets to total assets	0.12%	0.13%	0.23%	0.24%
Allowance for loan losses to total gross loans	1.26%	1.31%	1.48%	1.56%

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

At March 31, 2017, the balance of nonaccrual loans were comprised of three loans. During the three months ended March 31, 2017, nonaccrual loans decreased approximately 2.4% to $592,000. The decrease reflects payments received on these loans.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at March 31, 2017 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at March 31, 2017, the level of loans past due 30-89 days was $609,000 compared to $112,000 at December 31, 2016. We will continue to monitor delinquencies for early identification of new problem loans.

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

For the three months ended March 31, 2017, a loan loss provision was recorded in the amount of $300,000 compared to a negative loan loss provision recorded in the amount of $350,000 for the three months ended March 31, 2016. The total allowance for loan losses of 1.26% of total loans was comparable to a ratio of 1.31% at December 31, 2016.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2017 the Corporation recorded net recoveries of $41,000 compared to net recoveries of $67,000 for the three months ended March 31, 2016. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2017 and December 31, 2016, the Corporation had $7.8 million and $8.0 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $7.3 million and $7.5 million were performing in accordance with their new terms at March 31, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $602,000 and $610,000 have been allocated for the troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Corporation had committed $205,000 and $190,000, respectively, of additional funds to these borrowers.

As of March 31, 2017, there were $12.3 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At March 31, 2017, the Bank's capital conservation buffer was 3.58%.

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

As of March 31, 2017, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	7.38%	4.00%	N/A
Bank	8.93%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	10.40%	4.50%	6.50%
Tier 1
Corporation	8.83%	4.00%	N/A
Bank	10.40%	6.00%	8.00%
Total
Corporation	12.38%	8.00%	N/A
Bank	11.58%	8.00%	10.00%

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

Cash and cash equivalents increased $1.1 million during the first three months of 2017. Net operating and financing activities provided $1.8 million and $47.6 million, respectively, while investing activities used $48.3 million.

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

Subsequent to the end of the first fiscal quarter of 2017, on April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of approximately $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and estimated offering expenses, were approximately $18.8 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On April 19, 2017, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of May 1, 2017. The dividend is to be paid on May 15, 2017.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: May 12, 2017	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and William S. Clement[1]
10.2	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Julie E. Holland[2]
10.3	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and James H. Shields[3]
10.4	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Gail K. Tilstra[4]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i)
Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii)
Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in
Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated
Financial Statements, tagged as blocks of text[5]

__________________________________________
1 Incorporated by reference from Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.
2 Incorporated by reference from Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.
3 Incorporated by reference from Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.
4 Incorporated by reference from Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.
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