Form 10-Q
period 2017-06-30
STEWARDSHIP FINANCIAL CORP
filed 2017-08-11
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 8, 2017 was 8,642,716.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$19,314	$11,508
Other interest-earning assets	145	172
Cash and cash equivalents	19,459	11,680

Securities available-for-sale	116,244	98,583
Securities held to maturity; estimated fair value of $51,573 (at June 30, 2017) and $51,530 (at December 31, 2016)	52,091	52,330
Federal Home Loan Bank of New York stock, at cost	5,169	3,515
Loans held for sale	446	773
Loans, net of allowance for loan losses of $8,550 (at June 30, 2017) and $7,905 (at December 31, 2016)	683,162	595,952
Premises and equipment, net	6,700	6,566
Accrued interest receivable	2,327	2,133
Other real estate owned, net	—	401
Bank owned life insurance	20,802	16,558
Other assets	6,907	7,044
Total assets	$913,307	$795,535

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$177,678	$169,306
Interest-bearing	543,215	489,624
Total deposits	720,893	658,930

Federal Home Loan Bank of New York advances	93,760	59,200
Subordinated Debentures and Subordinated Notes	23,284	23,252
Accrued interest payable	965	794
Accrued expenses and other liabilities	1,894	1,972
Total liabilities	840,796	744,148

Shareholders' equity

Common stock, no par value: 20,000,000 and 10,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 8,644,566 and 6,121,329 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	60,657	41,626
Retained earnings	12,807	11,082
Accumulated other comprehensive income (loss), net	(953)	(1,321)
Total Shareholders' equity	72,511	51,387
Total liabilities and Shareholders' equity	$913,307	$795,535

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$7,008	$6,116	$13,594	$11,768
Securities held to maturity:
Taxable	247	298	487	568
Nontaxable	53	100	112	203
Securities available-for-sale:
Taxable	570	409	1,056	786
Nontaxable	15	6	29	12
FHLB dividends	44	31	78	63
Other interest-earning assets	6	19	11	28
Total interest income	7,943	6,979	15,367	13,428
Interest expense:
Deposits	719	561	1,352	1,118
FHLB-NY Borrowings	319	201	562	404
Subordinated Debentures and Subordinated Notes	371	362	739	775
Total interest expense	1,409	1,124	2,653	2,297
Net interest income before provision for loan losses	6,534	5,855	12,714	11,131
Provision for loan losses	260	(450)	560	(800)
Net interest income after provision for loan losses	6,274	6,305	12,154	11,931
Noninterest income:
Fees and service charges	519	530	1,054	1,059
Bank owned life insurance	129	107	244	208
Gain on calls and sales of securities, net	—	32	—	56
Gain on sales of mortgage loans	38	19	55	37
Gain on sale of other real estate owned	13	6	13	6
Miscellaneous	114	138	246	285
Total noninterest income	813	832	1,612	1,651
Noninterest expenses:
Salaries and employee benefits	2,880	2,742	5,724	5,457
Occupancy, net	393	404	802	802
Equipment	162	148	324	298
Data processing	456	477	925	949
Advertising	211	157	347	308
FDIC insurance premium	109	90	186	196
Charitable contributions	120	90	245	160
Stationery and supplies	48	47	88	80
Legal	48	46	84	90
Bank-card related services	142	150	284	281
Other real estate owned, net	9	28	24	102
Miscellaneous	505	620	1,164	1,178
Total noninterest expenses	5,083	4,999	10,197	9,901
Income before income tax expense	2,004	2,138	3,569	3,681
Income tax expense	736	776	1,310	1,328
Net income	1,268	1,362	$2,259	$2,353
Basic and diluted earnings per common share	$0.16	$0.22	$0.32	$0.39
Weighted average number of basic and diluted common shares outstanding	8,174,484	6,111,729	7,155,367	6,102,040

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$1,268	$1,362	$2,259	$2,353
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains on securities available-for-sale	187	244	392	916
Reclassification adjustment for gains in net income	—	(20)	—	(35)
Accretion of loss on securities reclassified to held to maturity	6	25	13	70
Change in fair value of interest rate swap	(37)	—	(37)	37

Total other comprehensive income	156	249	368	988

Total comprehensive income	$1,424	$1,611	$2,627	$3,341

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2017
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387
Issuance of common stock, net of costs	2,509,090	18,860	—	—	18,860
Cash dividends declared on common stock	—	—	(443)	—	(443)
Payment of discount on dividend reinvestment plan	—	(2)	—	—	(2)
Common stock issued under dividend reinvestment plan	5,012	44	—	—	44
Common stock issued under stock plans	1,547	14	—	—	14
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock, net	(13,288)	(118)	94	—	(24)
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	2,259	—	2,259
Other comprehensive income	—	—	—	368	368
Balance -- June 30, 2017	8,644,566	$60,657	$12,807	$(953)	$72,511

	Six Months Ended June 30, 2016
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2015	6,085,528	$41,410	$7,008	$(845)	$47,573
Cash dividends declared on common stock	—	—	(305)	—	(305)
Payment of discount on dividend reinvestment plan	—	(2)	—	—	(2)
Common stock issued under dividend reinvestment plan	6,700	36	—	—	36
Common stock issued under stock plans	1,761	10	—	—	10
Issuance of restricted stock	34,332	198	(198)	—	—
Amortization of restricted stock, net	(15,291)	(86)	114	—	28
Tax benefit from restricted stock vesting	—	5	—	—	5
Net income	—	—	2,353	—	2,353
Other comprehensive income	—	—	—	988	988
Balance -- June 30, 2016	6,113,030	$41,571	$8,972	$143	$50,686

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$2,259	$2,353
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	190	185
Amortization of premiums and accretion of discounts, net	258	285
Amortization of restricted stock	(24)	28
Amortization of subordinated debenture issuance costs	32	33
Accretion of deferred loan fees	69	34
Provision for loan losses	560	(800)
Originations of mortgage loans held for sale	(4,257)	(2,825)
Proceeds from sale of mortgage loans	4,639	3,803
Gain on sales of mortgage loans	(55)	(37)
Gain on calls and sales of securities	—	(56)
Gain on sale of other real estate owned	(13)	(6)
Deferred income tax expense (benefit)	(178)	248
Excess tax benefit from restricted stock vesting	48	—
Increase in accrued interest receivable	(194)	55
Increase (decrease) in accrued interest payable	171	(9)
Earnings on bank owned life insurance	(244)	(208)
(Increase) decrease in other assets	67	339
Decrease in other liabilities	(115)	(117)
Net cash provided by operating activities	3,213	3,305
Cash flows from investing activities:
Purchase of securities available-for-sale	(24,128)	(21,288)
Proceeds from maturities and principal repayments on securities available-for-sale	6,902	6,305
Proceeds from sales and calls on securities available-for-sale	—	11,050
Purchase of securities held to maturity	(3,675)	(24,898)
Proceeds from maturities and principal repayments on securities held to maturity	3,154	3,464
Proceeds from calls on securities held to maturity	720	16,570
Purchase of FHLB-NY stock	(9,890)	(866)
Sale of FHLB-NY stock	8,236	824
Net increase in loans	(87,839)	(11,055)
Proceeds from sale of other real estate owned	414	184
Purchase of bank owned life insurance	(4,000)	(2,000)
Additions to premises and equipment	(324)	(64)
Net cash used in investing activities	(110,430)	(21,774)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,372	12,633
Net increase in interest-bearing deposits	53,591	9,083
Increase in long term borrowings	25,000	—
Repayment of long term borrowings	(5,000)	—
Net increase in short term borrowings	14,560	—
Proceeds from issuance of common stock, net of costs	18,860	—
Cash dividends paid on common stock	(443)	(305)
Payment of discount on dividend reinvestment plan	(2)	(2)
Issuance of common stock for cash	58	46
Excess tax benefit from restricted stock vesting	—	5
Net cash provided by financing activities	114,996	21,460
Net increase in cash and cash equivalents	7,779	2,991
Cash and cash equivalents - beginning	11,680	10,910
Cash and cash equivalents - ending	$19,459	$13,901

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,482	$2,306
Cash paid during the period for income taxes	$1,197	$746
Transfers from loans to other real estate owned	$—	$152

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2017
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will be effective for interim and annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in U.S. GAAP. The Corporation does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments, the Corporation's main source of revenue, and, therefore, will not affect the majority of the Corporation's revenues.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$20,721	$59	$302	$20,478
Obligations of state and political subdivisions	3,230	8	49	3,189
Mortgage-backed securities	67,742	130	784	67,088
Asset-backed securities (a)	7,524	36	36	7,524
Corporate debt	14,471	108	347	14,232

Total debt securities	113,688	341	1,518	112,511
Other equity investments	3,935	—	202	3,733

	$117,623	$341	$1,720	$116,244

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,789	$61	$405	$17,445
Obligations of state and political subdivisions	3,238	—	142	3,096
Mortgage-backed securities	52,785	150	889	52,046
Asset-backed securities (a)	8,392	—	125	8,267
Corporate debt	14,504	50	517	14,037

Total debt securities	96,708	261	2,078	94,891
Other equity investments	3,886	—	194	3,692

	$100,594	$261	$2,272	$98,583

(a) Collateralized by student loans.

There were no cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2017. Cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2016 were $9,000,000 and $11,050,000, respectively. There were no gross gains and no gross losses realized on sales or calls during the three and six months ended June 30, 2017. There were gross gains totaling $7,000 and no gross losses realized on sales or calls during the three and six months ended June 30, 2016.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$3	$996
U.S. government-sponsored agencies	22,829	24	560	22,293
Obligations of state and political subdivisions	5,473	44	17	5,500
Mortgage-backed securities	22,790	127	133	22,784

	$52,091	$195	$713	$51,573

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	19,162	28	865	18,325
Obligations of state and political subdivisions	7,102	75	30	7,147
Mortgage-backed securities	25,067	163	167	25,063

	$52,330	$266	$1,066	$51,530

Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2017 were $380,000 and $720,000, respectively. Cash proceeds realized from calls of securities held to maturity for the three and six months ended June 30, 2016 were $10,230,000 and $16,570,000, respectively. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2017. There were gross gains totaling $25,000 and no gross losses realized on calls during the three months ended June 30, 2016. There were gross gains totaling $49,000 and no gross losses realized on calls during the six months ended June 30, 2016.

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

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$1,000	$998
After one year, but within five years	9,033	9,026
After five years, but within ten years	22,840	22,484
After ten years	5,549	5,391
Mortgage-backed securities	67,742	67,088
Asset-backed securities	7,524	7,524

Total	$113,688	$112,511

Held to maturity
Within one year	$2,271	$2,281
After one year, but within five years	8,790	8,814
After five years, but within ten years	17,738	17,209
After ten years	502	485
Mortgage-backed securities	22,790	22,784

Total	$52,091	$51,573

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2017 and December 31, 2016, and if the unrealized loss position was continuous for the twelve months prior to June 30, 2017 and December 31, 2016.

Available-for-Sale
June 30, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$13,025	$(210)	$3,192	$(92)	$16,217	$(302)
Obligations of state and political subdivisions	1,784	(49)	—	—	1,784	(49)
Mortgage-backed securities	46,810	(647)	6,771	(137)	53,581	(784)
Asset-backed securities	—	—	2,984	(36)	2,984	(36)
Corporate debt	7,185	(286)	1,939	(61)	9,124	(347)
Other equity investments	—	—	3,673	(202)	3,673	(202)

Total temporarily impaired securities	$68,804	$(1,192)	$18,559	$(528)	$87,363	$(1,720)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,548	$(260)	$3,402	$(145)	$13,950	$(405)
Obligations of state and political subdivisions	3,095	(142)	—	—	3,095	(142)
Mortgage-backed securities	35,009	(779)	3,360	(110)	38,369	(889)
Asset-backed securities	—	—	8,267	(125)	8,267	(125)
Corporate debt	8,031	(473)	956	(44)	8,987	(517)
Other equity investments	—	—	3,632	(194)	3,632	(194)

Total temporarily impaired securities	$56,683	$(1,654)	$19,617	$(618)	$76,300	$(2,272)

Held to Maturity
June 30, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$996	$(3)	$—	$—	$996	$(3)
U.S. government- sponsored agencies	16,458	(529)	1,865	(31)	18,323	(560)
Obligations of state and political subdivisions	484	(17)	—	—	484	(17)
Mortgage-backed securities	13,401	(133)	—	—	13,401	(133)

Total temporarily impaired securities	$31,339	$(682)	$1,865	$(31)	$33,204	$(713)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	17,022	(865)	—	—	17,022	(865)
Obligations of state and political subdivisions	476	(30)	—	—	476	(30)
Mortgage-backed securities	12,901	(167)	—	—	12,901	(167)

Total temporarily impaired securities	$31,394	$(1,066)	$—	$—	$31,394	$(1,066)

Other-Than-Temporary-Impairment

At June 30, 2017, there were available-for-sale investments comprising two U.S. government-sponsored agency securities, ten mortgage-backed securities, one asset-backed security, two corporate debt securities, and one other equity investment security in a continuous loss position for twelve months or longer. At June 30, 2017, there were held to maturity investments comprising two U.S. government-sponsored agency securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at June 30, 2017 and December 31, 2016 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At June 30, 2017 and December 31, 2016, respectively, the loan portfolio consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial:
Secured by real estate	$32,573	$34,213
Other	50,296	47,852
Commercial real estate	470,349	382,551
Commercial construction	11,695	14,943
Residential real estate	85,666	84,321
Consumer:
Secured by real estate	30,826	30,176
Other	478	244
Government Guaranteed Loans - guaranteed portion	9,532	9,732
Other	641	51

Total gross loans	692,056	604,083

Less: Deferred loan costs, net	344	226
Allowance for loan losses	8,550	7,905
	8,894	8,131

Loans, net	$683,162	$595,952

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended June 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,560	$84	$(1)	$19	$2,662
Commercial real estate	5,149	327	—	26	5,502
Commercial construction	384	(131)	—	—	253
Residential real estate	65	(7)	—	—	58
Consumer	73	(10)	—	—	63
Other loans	—	5	(1)	1	5
Unallocated	15	(8)	—	—	7

Total	$8,246	$260	$(2)	$46	$8,550

	For the six months ended June 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$(34)	$(2)	$35	$2,662
Commercial real estate	4,734	717	—	51	5,502
Commercial construction	355	(102)	—	—	253
Residential real estate	66	(8)	—	—	58
Consumer	75	(13)	—	1	63
Other loans	—	5	(1)	1	5
Unallocated	12	(5)	—	—	7

Total	$7,905	$560	$(3)	$88	$8,550

	For the three months ended June 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,720	$(386)	$(1)	$340	$3,673
Commercial real estate	4,413	(156)	(64)	31	4,224
Commercial construction	112	72	—	—	184
Residential real estate	106	—	—	—	106
Consumer	119	19	(7)	1	132
Other loans	1	1	(2)	—	—
Unallocated	69	—	—	—	69

Total	$8,540	$(450)	$(74)	$372	$8,388

	For the six months ended June 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,698	$(402)	$(3)	$380	$3,673
Commercial real estate	4,660	(431)	(64)	59	4,224
Commercial construction	114	70	—	—	184
Residential real estate	109	(3)	—	—	106
Consumer	118	19	(7)	2	132
Other loans	3	(1)	(2)	—	—
Unallocated	121	(52)	—	—	69
Total	$8,823	$(800)	$(76)	$441	$8,388

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$35	$588	$—	$—	$—	$—	$—	$—	$623

Collectively evaluated for impairment	2,627	4,914	253	58	63	—	5	7	7,927

Total ending allowance balance	$2,662	$5,502	$253	$58	$63	$—	$5	$7	$8,550

Loans:
Loans individually evaluated for impairment	$1,496	$6,335	$—	$—	$70	$—	$—	$—	$7,901

Loans collectively evaluated for impairment	81,373	464,014	11,695	85,666	31,234	9,532	641	—	684,155

Total ending loan balance	$82,869	$470,349	$11,695	$85,666	$31,304	$9,532	$641	$—	$692,056

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$9	$601	$—	$—	$—	$—	$—	$—	$610

Collectively evaluated for impairment	2,654	4,133	355	66	75	—	—	12	7,295

Total ending allowance balance	$2,663	$4,734	$355	$66	$75	$—	$—	$12	$7,905

Loans:
Loans individually evaluated for impairment	$1,698	$6,331	$—	$—	$78	$—	$—	$—	$8,107

Loans collectively evaluated for impairment	80,367	376,220	14,943	84,321	30,342	9,732	51	—	595,976

Total ending loan balance	$82,065	$382,551	$14,943	$84,321	$30,420	$9,732	$51	$—	$604,083

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Secured by real estate	$37	$—
Commercial real estate	719	528
Consumer:
Secured by real estate	70	78

Total nonaccrual loans	$826	$606

At June 30, 2017 there was one residential mortgage past due 90 days and still accruing in the amount of $320,000 which was brought under 90 days past due subsequent to quarter end. At December 31, 2016, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the six months ended June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,414	$1,289		$1,321	$41
Commercial real estate	3,495	3,191		3,156	62
Consumer:
Secured by real estate	77	70		74	—

With an allowance recorded:
Commercial:
Secured by real estate	37	37	$27	52	—
Other	170	170	8	200	7
Commercial real estate	3,144	3,144	588	3,160	64

	$8,337	$7,901	$623	$7,963	$174

During the six months ended June 30, 2017, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,481	$1,353		$2,018	$92
Other	—	—		27	—
Commercial real estate	3,448	3,156		3,128	181
Consumer:
Secured by real estate	81	78		81	—

With an allowance recorded:
Commercial:
Secured by real estate	120	120	$—	186	7
Other	225	225	9	247	17
Commercial real estate	3,175	3,175	601	4,109	130

	$8,530	$8,107	$610	$9,796	$427

During the year ended December 31, 2016, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$32,573	$32,573
Other	—	—	—	—	50,296	50,296
Commercial real estate	98	514	—	612	469,737	470,349
Commercial construction	—	—	—	—	11,695	11,695
Residential real estate	—	—	320	320	85,346	85,666
Consumer:
Secured by real estate	3	—	34	37	30,789	30,826
Other	—	—	—	—	478	478
Government Guaranteed	—	—	—	—	9,532	9,532
Other	—	—	—	—	641	641

Total	$101	$514	$354	$969	$691,087	$692,056

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$34,213	$34,213
Other	—	—	—	—	47,852	47,852
Commercial real estate	106	—	—	106	382,445	382,551
Commercial construction	—	—	—	—	14,943	14,943
Residential real estate	—	—	—	—	84,321	84,321
Consumer:
Secured by real estate	6	—	40	46	30,130	30,176
Other	—	—	—	—	244	244
Government Guaranteed	—	—	—	—	9,732	9,732
Other	—	—	—	—	51	51

Total	$112	$—	$40	$152	$603,931	$604,083

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

At June 30, 2017 and December 31, 2016, the Corporation had $7.7 million and $8.0 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $7.1 million and $7.5 million were performing in accordance with their new terms at June 30, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $595,000 and $610,000 have been allocated for the troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Corporation has committed $235,000 and $190,000, respectively, of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring.

As of June 30, 2017, there was one troubled debt restructuring for $514,000 which was in payment default within twelve months following the modification. As of June 30, 2016, there were no trouble debt restructurings that were in payment default within twelve months following the modification.

There were no new loans classified as a troubled debt restructuring during the three and six months ended June 30, 2017 or June 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,651	$2,473	$449	$—	$—	$32,573
Other	49,510	229	557	—	—	50,296
Commercial real estate	455,050	13,178	2,121	—	—	470,349
Commercial construction	11,695	—	—	—	—	11,695

Total	$545,906	$15,880	$3,127	$—	$—	$564,913

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$32,159	$1,601	$453	$—	$—	$34,213
Other	46,865	404	583	—	—	47,852
Commercial real estate	366,251	14,345	1,955	—	—	382,551
Commercial construction	14,943	—	—	—	—	14,943

Total	$460,218	$16,350	$2,991	$—	$—	$479,559

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,346	$320	$85,666
Consumer:
Secured by real estate	30,789	37	30,826
Other	478	—	478

Total	$116,613	$357	$116,970

	December 31, 2016
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$84,321	$—	$84,321
Consumer:
Secured by real estate	30,130	46	30,176
Other	244	—	244

Total	$114,695	$46	$114,741

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
	At June 30, 2017
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$20,478	$—	$20,478	$—
Obligations of state and political subdivisions	3,189	—	3,189	—
Mortgage-backed securities	67,088	—	67,088	—
Asset-backed securities	7,524	—	7,524	—
Corporate debt	14,232	—	14,232	—
Other equity investments	3,733	3,673	60	—

Total available-for-sale securities	$116,244	$3,673	$112,571	$—
Liabilities:
Interest Rate Swap	$62	$—	$62	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2017 or during the year ended December 31, 2016. There were no changes to the valuation techniques for fair value measurements as of June 30, 2017 and December 31, 2016.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by Real Estate	$10	$—	$—	$10
Commercial real estate	206	—	—	206
	$216	$—	$—	$216

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2016
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$528	$—	$—	$528
Other Real Estate Owned	401	—	—	401
	$929	$—	$—	$929

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $242,000, resulting in an increase of the allocation for loan losses of $26,000 for the six months ended June 30, 2017.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $528,000, with no valuation allowance, resulting in no change of the allocation for loan losses for the year ended December 31, 2016.

At June 30, 2017, there were no OREO properties. At December 31, 2016, OREO had a recorded investment value of $404,000 with a $3,000 valuation allowance. There were no additional valuation allowances recorded during the six months ended June 30, 2017. Additional valuation allowances of $20,000 were recorded during the six months ended June 30, 2016.

For the Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2017
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$216	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$528	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$401	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	2%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,459	$19,459	$—	$—
Securities available-for-sale	116,244	3,673	112,571	—
Securities held to maturity	52,091	—	51,573	—
FHLB-NY stock	5,169	N/A	N/A	N/A
Mortgage loans held for sale	446	—	—	446
Loans, net	683,162	—	—	681,466

Financial liabilities:
Deposits	720,893	525,726	194,942	—
FHLB-NY advances	93,760	—	93,709	—
Subordinated Debentures and Subordinated Notes	23,284	—	—	23,446
Interest rate swap	62	—	62	—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,680	$11,680	$—	$—
Securities available-for-sale	98,583	3,632	94,951	—
Securities held to maturity	52,330	—	51,530	—
FHLB-NY stock	3,515	N/A	N/A	N/A
Mortgage loans held for sale	773	—	—	773
Loans, net	595,952	—	—	596,506

Financial liabilities:
Deposits	658,930	503,949	154,724	—
FHLB-NY advances	59,200	—	59,174	—
Subordinated Debentures and Subordinated Notes	23,252	—	—	23,230

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

Interest rate swap - The fair value of derivatives, which are included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, is based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At June 30, 2017 and December 31, 2016, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2017 and December 31, 2016 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at June 30, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Net income	$1,268	$1,362	$2,259	$2,353

Weighted average common shares outstanding - basic	8,174,484	6,111,729	7,155,367	6,102,040
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	8,174,484	6,111,729	7,155,367	6,102,040

Basic earnings per common share	$0.16	$0.22	$0.32	$0.39

Diluted earnings per common share	$0.16	$0.22	$0.32	$0.39

There were no stock options to purchase shares of common stock for the six months ended June 30, 2017 and 2016.

Note 6. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended June 30,
	2017			2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$2,004	$(736)	$1,268	$2,138	$(776)	$1,362
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	301	(114)	187	395	(151)	244
Reclassification adjustment for gains in net income	—	—	—	(32)	12	(20)
Accretion of loss on securities reclassified to held to maturity	10	(4)	6	41	(16)	25
Change in fair value of interest rate swap	(62)	25	(37)	—	—	—

Total other comprehensive income	249	(93)	156	404	(155)	249

Total comprehensive income	$2,253	$(829)	$1,424	$2,542	$(931)	$1,611

	Six Months Ended June 30,
	2017			2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$3,569	$(1,310)	$2,259	$3,681	$(1,328)	$2,353
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	632	(240)	392	1,482	(566)	916
Reclassification adjustment for gains in net income	—	—	—	(56)	21	(35)
Accretion of loss on securities reclassified to held to maturity	21	(8)	13	113	(43)	70
Change in fair value of interest rate swap	(62)	25	(37)	62	(25)	37

Total other comprehensive income	591	(223)	368	1,601	(613)	988

Total comprehensive income	$4,160	$(1,533)	$2,627	$5,282	$(1,941)	$3,341

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at March 31, 2017	$(1,038)	$(71)	$—	$(1,109)
Other comprehensive income before reclassifications	187	6	(37)	156
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income	187	6	(37)	156

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)

	Six Months Ended June 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income before reclassifications	392	13	(37)	368
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income, net	392	13	(37)	368

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)

	Three Months Ended June 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at March 31, 2016	$47	$(153)	$—	$(106)
Other comprehensive income (loss) before reclassifications	244	25	—	269
Amounts reclassified from other comprehensive income	(20)	—	—	(20)

Other comprehensive income (loss), net	224	25	—	249

Balance at June 30, 2016	$271	$(128)	$—	$143

	Six Months Ended June 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)
Other comprehensive income before reclassifications	916	70	37	1,023
Amounts reclassified from other comprehensive income	(35)	—	—	(35)

Other comprehensive income, net	881	70	37	988

Balance at June 30, 2016	$271	$(128)	$—	$143

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income	2017	2016	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$—	$32	Gains on securities transactions, net
Tax effect	—	(12)

Total net of tax	—	20

Total reclassifications, net of tax	$—	$20

	Six Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income	2017	2016	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$—	$56	Gains on securities transactions, net
Tax effect	—	(21)

Total net of tax	—	35

Total reclassifications, net of tax	$—	$35

Note 7. Common Stock

On April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

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

Financial Condition

Total assets increased $117.8 million to $913.3 million at June 30, 2017 from $795.5 million at December 31, 2016. Securities available-for-sale increased $17.7 million to $116.2 million. Net loans increased $87.2 million to $683.2 million at June 30, 2017 compared to $596.0 million at December 31, 2016, reflecting strong new loan originations, partially offset by normal principal amortization and payoffs. In connection with our previously disclosed capital raise, the Corporation completed an approximate $20.0 million leverage transaction.

Deposits totaled $720.9 million at June 30, 2017, an increase of $62.0 million from $658.9 million at December 31, 2016. The growth in deposits primarily consisted of a $53.6 million increase in interest-bearing accounts. Other borrowings increased to $93.8 million at June 30, 2017 compared to $59.2 million at December 31, 2016 with $20.0 million of the growth attributable to the above noted leverage transaction.

Shareholders' equity reflects the net proceeds of $18.9 million from the Corporation's public offering of shares of common stock of the Corporation during the quarter. On April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

Results of Operations

General

The Corporation reported net income of $1.3 million, or $0.16 diluted earnings per common share for the three months ended June 30, 2017 compared to net income of $1.4 million, or $0.22 diluted earnings per share, for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Corporation reported net income of $2.3 million, or $0.32 diluted earnings per common share, compared to net income of $2.4 million, or $0.39 diluted earnings per common share, for the comparable prior year period. While the net results for the current year periods were relatively comparable to the three and six months ended June 30, 2016, the prior year periods benefited from negative provision for loan losses of $450,000 and $800,000, respectively, as compared to provision for loan losses of $260,000 and $560,000 for the three and six months ended June 30, 2017, respectively. Furthermore, earnings per share for the three and six months ended June 30, 2017 were impacted by the 2,509,090 shares issued in the Corporation's recent public offering of common stock.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2017 was $6.6 million and $12.8 million compared to $5.9 million and $11.3 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended June 30, 2017 were 2.91% and 3.14%, respectively, compared to 3.16% and 3.38% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the net interest rate spread and net yield on interest-earning assets were 2.97% and 3.18%, respectively, compared to 3.03% and 3.24% for the six months ended June 30, 2016.

In general, the net interest rate spread and net yield on interest-earning assets for the current year periods is reflective of the increase in the balance sheet - primarily loan growth funded by deposits.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2017 and 2016 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$673,413	$7,017	4.18%	$527,777	$6,125	4.67%
Taxable investment securities (1)	156,222	861	2.21%	151,067	738	1.96
Tax-exempt investment securities (1) (2)	8,965	102	4.56	11,992	159	5.33
Other interest-earning assets	1,603	6	1.50	13,947	19	0.55
Total interest-earning assets	840,203	7,986	3.81	704,783	7,041	4.02
Non-interest-earning assets:
Allowance for loan losses	(8,326)			(8,743)
Other assets	46,532			42,276
Total assets	$878,409			$738,316

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$237,947	$129	0.22%	$229,276	$141	0.25%
Savings deposits	93,754	23	0.10	87,005	23	0.10
Time deposits	192,096	567	1.18	145,993	397	1.09
FHLB-NY borrowing	82,822	319	1.54	40,001	201	2.02
Subordinated debentures and subordinated notes	23,276	371	6.39	23,211	362	6.27
Total interest-bearing liabilities	629,895	1,409	0.90	525,486	1,124	0.86
Non-interest-bearing liabilities:
Demand deposits	176,489			161,055
Other liabilities	3,058			2,178
Stockholders' equity	68,967			49,597
Total liabilities and stockholders' equity	$878,409			$738,316
Net interest income (taxable equivalent basis)		6,577			5,917
Tax equivalent adjustment		(43)			(62)
Net interest income		$6,534			$5,855
Net interest spread (taxable equivalent basis)			2.91%			3.16%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.14%			3.38%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$650,513	$13,612	4.22%	$527,873	$11,787	4.49%
Taxable investment securities (1)	149,942	1,621	2.18%	147,806	1,417	1.93
Tax-exempt investment securities (1) (2)	9,321	210	4.54	12,148	322	5.33
Other interest-earning assets	1,214	11	1.83	10,009	28	0.58
Total interest-earning assets	810,990	15,454	3.84	697,836	13,554	3.91
Non-interest-earning assets:
Allowance for loan losses	(8,154)			(8,794)
Other assets	45,538			42,076
Total assets	$848,374			$731,118

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$239,309	$256	0.22%	$227,924	$280	0.25%
Savings deposits	91,813	47	0.10	85,498	44	0.10
Time deposits	184,627	1,049	1.15	146,718	794	1.09
FHLB-NY borrowing	75,754	562	1.50	40,643	404	2.00
Subordinated debentures and subordinated notes	23,268	739	6.40	23,203	775	6.72
Total interest-bearing liabilities	614,771	2,653	0.87	523,986	2,297	0.88%
Non-interest-bearing liabilities:
Demand deposits	170,019			155,749
Other liabilities	2,992			2,300
Stockholders' equity	60,592			49,083
Total liabilities and stockholders' equity	$848,374			$731,118
Net interest income (taxable equivalent basis)		12,801			11,257
Tax equivalent adjustment		(87)			(126)
Net interest income		$12,714			$11,131
Net interest spread (taxable equivalent basis)			2.97%			3.03%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.18%			3.24%

(1)	For purpose of these calculations, nonaccruing loans are included in the average balance. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and six months ended June 30, 2017, total interest income, on a tax equivalent basis, was $8.0 million and $15.5 million, respectively, compared to $7.0 million and $13.6 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets and a slight increase in the average rate earned on interest-earning assets. Average interest-earning assets increased $135.4 million and $113.2 million for the three and six months ended June 30, 2017, compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans. Average loans increased $145.6 million and $122.6 million for the three and six months ended June 30, 2017 when compared to the prior year averages. The three and six months ended June 30, 2017 included approximately $18,000 and $134,000 of interest recoveries and prepayment premiums on loan payoffs compared to $474,000 and $501,000 for the same prior year periods. The average rate earned on interest-earning assets was 3.81% and 3.84% for the three and six months ended June 30, 2017 compared to an average rate of 4.02% and 3.91% for the three and six months ended June 30, 2016.

Interest expense increased $285,000 and $356,000 for the three and six months ended June 30, 2017, compared to the same periods for 2016. The average balance of interest-bearing deposits increased $61.5 million and $55.6 million for the three and six months ended June 30, 2017 from the comparable 2016 periods. In addition, for the three and six months ended June 30, 2017, FHLB-NY borrowings accounted for increases of $42.8 million and $35.1 million in average interest-bearing liabilities. For the three and six months ended June 30, 2017, the total cost for interest-bearing deposits was 0.55% and 0.53% compared to 0.49% and 0.49% for the comparable prior year periods. The cost for total interest-bearing liabilities was 0.90% and 0.87% for the three and six months ended June 30, 2017, compared to 0.86% and 0.88% for the comparable prior year periods.

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

For the three and six months ended June 30, 2017, the Corporation recorded a $260,000 and $560,000 loan loss provision, respectively, compared to a $450,000 and $800,000 negative loan loss provision for the three and six months ended June 30, 2016. The loan loss provision in the current year periods, compared to negative provisions for loan losses in the prior year periods, reflects the continued growth in the loan portfolio. In addition, due to a stabilization of the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates, the benefits from these qualitative factors improving in prior periods, have been reduced, thus also impacting the need to record a provision.

Nonperforming loans of $826,000 at June 30, 2017, or 0.12% of total gross loans, reflected a slight increase from $606,000 of nonperforming loans, or 0.10% of total gross loans, at December 31, 2016.

The allowance for loan losses was $8.6 million, or 1.24% of total gross loans, as of June 30, 2017 compared to $7.9 million, or 1.31% of total gross loans, as of December 31, 2016. The allowance for loan losses related to impaired loans increased from $610,000 at December 31, 2016 to $623,000 at June 30, 2017. During the three and six months ended June 30, 2017, the Corporation recovered $46,000 and $88,000 of previously charged-off loans compared to $372,000 and $441,000, respectively, during the same periods in 2016. In addition, for the three and six months ended June 30, 2017, the Corporation charged-off $2,000 and $3,000, respectively, of loan balances compared to $74,000 and $76,000, respectively, during the same periods in 2016.

The Corporation monitors its loan portfolio and intends to continue to provide for loan loss reserves based on its ongoing periodic review of the loan portfolio, charge-off activity and general market conditions. There can be no assurances that the current level of provision for loan losses will continue in the future.

See “Asset Quality” section below for a summary of the allowance for loan losses and nonperforming assets.

Noninterest Income

Noninterest income was $813,000 and $1.6 million for the three and six months ended June 30, 2017, respectively, compared to $832,000 and $1.7 million for the prior year periods. The decrease for the three and six months ended

June 30, 2017 are reflective of the fact that noninterest income for the comparable prior year periods included $32,000 and $56,000 of gains on calls and sales of securities, respectively.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2017 was $5.1 million and $10.2 million, respectively, compared to $5.0 million and $9.9 million in the comparable prior year periods. The Corporation continues to appropriately control expenses as the balance sheet grows.

Income Tax Expense

Income tax expense totaled $736,000 and $1.3 million for the three and six months ended June 30, 2017, respectively, representing an effective tax rate of 36.7% for both periods. For the three and six months ended June 30, 2016, income tax expense totaled $776,000 and $1.3 million, respectively, equating to an effective tax rate of 36.3% and 36.1%, respectively. For the 2017 periods, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$826	$592	$606	$929
Loans past due 90 days or more and accruing (2)	320	—	—	—
Total nonperforming loans	1,146	592	606	929
Other real estate owned	—	401	401	834
Total nonperforming assets	$1,146	$993	$1,007	$1,763
Allowance for loan losses	$8,550	$8,246	$7,905	$8,150
Nonperforming loans to total gross loans	0.17%	0.09%	0.10%	0.17%
Nonperforming assets to total assets	0.13%	0.12%	0.13%	0.23%
Allowance for loan losses to total gross loans	1.24%	1.26%	1.31%	1.48%

(1) Generally represents loans as to which the payment of principal or interest is in arrears for a period of more than 90 days. Interest previously accrued on these loans and not yet paid is reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.

(2) Represents a loan as to which payment of principal or interest is contractually past due 90 days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on those loans which are sufficiently collateralized and on which management believes all interest and principal owed will be collected.

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

At June 30, 2017, the balance of nonaccrual loans were comprised of six loans compared to three loans at December 31, 2016. During the six months ended June 30, 2017, nonaccrual loans increased $220,000 to $826,000 compared to $606,000 at December 31, 2016.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at June 30, 2017 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at June 30, 2017, the level of loans past due 30-89 days was $3,000 compared to $112,000 at December 31, 2016. At June 30, 2017 there was one residential mortgage past due 90 days and still accruing in the amount of $320,000 which was brought under 90 days past due subsequent to quarter end. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2017 the Corporation recorded net recoveries of $44,000 and $85,000, respectively, compared to net recoveries of $298,000 and $365,000 for the three and six months ended June 30, 2016, respectively. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At June 30, 2017 and December 31, 2016, the Corporation had $7.7 million and $8.0 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $7.1 million and $7.5 million were performing in accordance with their new terms at June 30, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $595,000 and $610,000 have been allocated for the troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Corporation had committed $235,000 and $190,000, respectively, of additional funds to this borrower.

As of June 30, 2017, there were $15.5 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At June 30, 2017, the Bank's capital conservation buffer was 5.40%.

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

As of June 30, 2017, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.15%	4.00%	N/A
Bank	10.40%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.25%	4.50%	6.50%
Tier 1
Corporation	10.99%	4.00%	N/A
Bank	12.25%	6.00%	8.00%
Total
Corporation	14.36%	8.00%	N/A
Bank	13.40%	8.00%	10.00%

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

Cash and cash equivalents increased $7.8 million during the first six months of 2017. Net operating and financing activities provided $3.2 million and $115.0 million, respectively, while investing activities used $110.4 million.

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

On April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

With respect to the payment of dividends on common stock, the Corporation has historically paid a quarterly cash dividend; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On July 19, 2017, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of August 1, 2017. The dividend is to be paid on August 15, 2017.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: August 11, 2017	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1
Amended and Restated Certificate of Incorporation dated May 15, 2017 of Stewardship Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i)
Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii)
Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in
Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated
Financial Statements, tagged as blocks of text[1]

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