Form 10-Q
period 2017-09-30
STEWARDSHIP FINANCIAL CORP
filed 2017-11-13
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 9, 2017 was 8,645,335.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$16,807	$11,508
Other interest-earning assets	406	172
Cash and cash equivalents	17,213	11,680

Securities available-for-sale	115,733	98,583
Securities held to maturity; estimated fair value of $52,808 (at September 30, 2017) and $51,530 (at December 31, 2016)	53,323	52,330
Federal Home Loan Bank of New York stock, at cost	3,919	3,515
Loans held for sale	688	773
Loans, net of allowance for loan losses of $8,614 (at September 30, 2017) and $7,905 (at December 31, 2016)	682,917	595,952
Premises and equipment, net	6,705	6,566
Accrued interest receivable	2,432	2,133
Other real estate owned, net	—	401
Bank owned life insurance	20,943	16,558
Other assets	6,821	7,044
Total assets	$910,694	$795,535

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$171,609	$169,306
Interest-bearing	569,352	489,624
Total deposits	740,961	658,930

Federal Home Loan Bank of New York advances	68,760	59,200
Subordinated Debentures and Subordinated Notes	23,301	23,252
Accrued interest payable	685	794
Accrued expenses and other liabilities	2,879	1,972
Total liabilities	836,586	744,148

Shareholders' equity

Common stock, no par value: 20,000,000 and 10,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 8,645,316 and 6,121,329 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	60,670	41,626
Retained earnings	14,250	11,082
Accumulated other comprehensive loss, net	(812)	(1,321)
Total Shareholders' equity	74,108	51,387
Total liabilities and Shareholders' equity	$910,694	$795,535

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$7,359	$5,833	$20,953	$17,601
Securities held to maturity:
Taxable	245	272	732	840
Nontaxable	45	77	157	280
Securities available-for-sale:
Taxable	617	408	1,673	1,194
Nontaxable	14	9	43	21
FHLB dividends	58	30	136	93
Other interest-earning assets	62	28	73	56
Total interest income	8,400	6,657	23,767	20,085
Interest expense:
Deposits	869	586	2,221	1,704
FHLB-NY Borrowings	333	164	895	568
Subordinated Debentures and Subordinated Notes	375	363	1,114	1,138
Total interest expense	1,577	1,113	4,230	3,410
Net interest income before provision for loan losses	6,823	5,544	19,537	16,675
Provision for loan losses	20	(250)	580	(1,050)
Net interest income after provision for loan losses	6,803	5,794	18,957	17,725
Noninterest income:
Fees and service charges	524	536	1,578	1,595
Bank owned life insurance	141	120	385	328
Gain on calls and sales of securities, net	1	6	1	62
Gain on sales of mortgage loans	68	33	123	70
Gain on sale of other real estate owned	—	—	13	6
Miscellaneous	111	128	357	413
Total noninterest income	845	823	2,457	2,474
Noninterest expenses:
Salaries and employee benefits	2,843	2,788	8,567	8,245
Occupancy, net	414	400	1,216	1,202
Equipment	173	155	497	453
Data processing	444	485	1,369	1,434
Advertising	182	165	529	473
FDIC insurance premium	50	100	236	296
Charitable contributions	130	80	375	240
Stationery and supplies	54	42	142	122
Legal	40	58	124	148
Bank-card related services	137	150	421	431
Other real estate owned, net	—	27	24	129
Miscellaneous	569	549	1,733	1,727
Total noninterest expenses	5,036	4,999	15,233	14,900
Income before income tax expense	2,612	1,618	6,181	5,299
Income tax expense	972	583	2,282	1,911
Net income	1,640	1,035	$3,899	$3,388
Basic and diluted earnings per common share	$0.19	$0.17	$0.51	$0.55
Weighted average number of basic and diluted common shares outstanding	8,643,737	6,115,987	7,656,942	6,106,723

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$1,640	$1,035	$3,899	$3,388
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains on securities available-for-sale	138	(86)	530	830
Reclassification adjustment for gains in net income	(1)	(3)	(1)	(38)
Accretion of loss on securities reclassified to held to maturity	10	39	23	109
Change in fair value of interest rate swap	(6)	—	(43)	37

Total other comprehensive income (loss)	141	(50)	509	938

Total comprehensive income	$1,781	$985	$4,408	$4,326

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2017
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387
Issuance of common stock, net of costs	2,509,090	18,860	—	—	18,860
Cash dividends declared on common stock	—	—	(702)	—	(702)
Payment of discount on dividend reinvestment plan	—	(4)	—	—	(4)
Common stock issued under dividend reinvestment plan	7,592	67	—	—	67
Common stock issued under stock plans	2,976	27	—	—	27
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock, net	(16,547)	(139)	156	—	17
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	3,899	—	3,899
Other comprehensive income	—	—	—	509	509
Balance -- September 30, 2017	8,645,316	$60,670	$14,250	$(812)	$74,108

	Nine Months Ended September 30, 2016
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(In thousands)

Balance -- December 31, 2015	6,085,528	$41,410	$7,008	$(845)	$47,573
Cash dividends declared on common stock	—	—	(488)	—	(488)
Payment of discount on dividend reinvestment plan	—	(3)	—	—	(3)
Common stock issued under dividend reinvestment plan	10,089	59	—	—	59
Common stock issued under stock plans	3,590	21	—	—	21
Issuance of restricted stock	34,332	198	(198)	—	—
Amortization of restricted stock, net	(15,291)	(86)	161	—	75
Tax benefit from restricted stock vesting	—	5	—	—	5
Net income	—	—	3,388	—	3,388
Other comprehensive income	—	—	—	938	938
Balance -- September 30, 2016	6,118,248	$41,604	$9,871	$93	$51,568

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$3,899	$3,388
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	295	282
Amortization of premiums and accretion of discounts, net	403	470
Amortization of restricted stock	17	75
Amortization of subordinated debenture issuance costs	49	49
Accretion of deferred loan fees	110	75
Provision for loan losses	580	(1,050)
Originations of mortgage loans held for sale	(8,271)	(5,115)
Proceeds from sale of mortgage loans	8,479	6,407
Gain on sales of mortgage loans	(123)	(70)
Gain on calls and sales of securities	(1)	(62)
Gain on sale of other real estate owned	(13)	(6)
Deferred income tax expense (benefit)	(295)	208
Excess tax benefit from restricted stock vesting	48	—
Increase in accrued interest receivable	(299)	(31)
Decrease in accrued interest payable	(109)	(318)
Earnings on bank owned life insurance	(385)	(328)
(Increase) decrease in other assets	176	(1)
Increase in other liabilities	864	19
Net cash provided by operating activities	5,424	3,992
Cash flows from investing activities:
Purchase of securities available-for-sale	(27,667)	(39,683)
Proceeds from maturities and principal repayments on securities available-for-sale	10,565	10,617
Proceeds from sales and calls on securities available-for-sale	500	19,852
Purchase of securities held to maturity	(7,175)	(32,403)
Proceeds from maturities and principal repayments on securities held to maturity	5,006	7,321
Proceeds from calls on securities held to maturity	1,120	31,720
Purchase of FHLB-NY stock	(10,639)	—
Sale of FHLB-NY stock	10,235	183
Net increase in loans	(87,655)	(25,467)
Proceeds from sale of other real estate owned	414	184
Purchase of bank owned life insurance	(4,000)	(2,000)
Additions to premises and equipment	(434)	(126)
Net cash used in investing activities	(109,730)	(29,802)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,303	24,244
Net increase in interest-bearing deposits	79,728	17,087
Increase in long term borrowings	25,000	5,000
Repayment of long term borrowings	(10,000)	(10,000)
Net decrease in short term borrowings	(5,440)	—
Proceeds from issuance of common stock, net of costs	18,860	—
Cash dividends paid on common stock	(702)	(488)
Payment of discount on dividend reinvestment plan	(4)	(3)
Issuance of common stock for cash	94	80
Excess tax benefit from restricted stock vesting	—	5
Net cash provided by financing activities	109,839	35,925
Net increase in cash and cash equivalents	5,533	10,115
Cash and cash equivalents - beginning	11,680	10,910
Cash and cash equivalents - ending	$17,213	$21,025

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,339	$3,728
Cash paid during the period for income taxes	$1,962	$1,486
Transfers from loans to other real estate owned	$—	$152

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2017
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will be effective for interim and annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in GAAP. The Corporation will adopt the guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new revenue recognition standard is not expected to have a material impact on the Corporation's consolidated financial statements. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While the Corporation has not identified any material changes related to the timing or amount of revenue recognition, the Corporation will continue to evaluate the need for additional disclosures and disaggregation of significant categories of revenue in the scope of the guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the cash flow statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for fiscal years, including interim periods, beginning after December 15, 2016. The Corporation's adoption of the guidance in the first quarter of 2017 did not have a material impact on the Corporation's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of ASU 2016-09 is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2017-12 is permitted. The Corporation is currently evaluating the potential impact that the adoption of the guidance will have on the Corporation's consolidated financial statements.

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,270	$56	$279	$21,047
Obligations of state and political subdivisions	3,225	13	45	3,193
Mortgage-backed securities	66,885	129	655	66,359
Asset-backed securities (a)	7,096	34	14	7,116
Corporate debt	14,455	97	294	14,258

Total debt securities	112,931	329	1,287	111,973
Other equity investments	3,958	—	198	3,760

	$116,889	$329	$1,485	$115,733

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,789	$61	$405	$17,445
Obligations of state and political subdivisions	3,238	—	142	3,096
Mortgage-backed securities	52,785	150	889	52,046
Asset-backed securities (a)	8,392	—	125	8,267
Corporate debt	14,504	50	517	14,037

Total debt securities	96,708	261	2,078	94,891
Other equity investments	3,886	—	194	3,692

	$100,594	$261	$2,272	$98,583

(a) Collateralized by student loans.

There were cash proceeds of $500,000 realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2017. Cash proceeds realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2016 were $8,803,000 and $19,852,000, respectively. There were gross gains totaling $1,000 and no gross losses realized on sales or calls during the three and nine months ended September 30, 2017. There were gross gains totaling $3,000 and $10,000 realized on sales or calls during the three and nine months ended September 30, 2016, respectively. There were no gross losses realized on sales or calls during the three and nine months ended September 30, 2016.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	26,328	21	576	25,773
Obligations of state and political subdivisions	4,444	35	14	4,465
Mortgage-backed securities	21,552	127	104	21,575

	$53,323	$183	$698	$52,808

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	19,162	28	865	18,325
Obligations of state and political subdivisions	7,102	75	30	7,147
Mortgage-backed securities	25,067	163	167	25,063

	$52,330	$266	$1,066	$51,530

Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2017 were $400,000 and $1,120,000, respectively. Cash proceeds realized from calls of securities held to maturity for the three and nine months ended September 30, 2016 were $15,150,000 and $31,720,000, respectively. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2017. There were gross gains totaling $3,000 and no gross losses realized on calls during the three months ended September 30, 2016. There were gross gains totaling $52,000 and no gross losses realized on calls during the nine months ended September 30, 2016.

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

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$1,000	$999
After one year, but within five years	9,941	9,925
After five years, but within ten years	22,608	22,310
After ten years	5,401	5,264
Mortgage-backed securities	66,885	66,359
Asset-backed securities	7,096	7,116

Total	$112,931	$111,973

Held to maturity
Within one year	$1,845	$1,851
After one year, but within five years	9,189	9,211
After five years, but within ten years	20,238	19,686
After ten years	499	485
Mortgage-backed securities	21,552	21,575

Total	$53,323	$52,808

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2017 and December 31, 2016, and if the unrealized loss position was continuous for the twelve months prior to September 30, 2017 and December 31, 2016.

Available-for-Sale
September 30, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$7,675	$(96)	$7,918	$(183)	$15,593	$(279)
Obligations of state and political subdivisions	906	(17)	880	(28)	1,786	(45)
Mortgage-backed securities	40,235	(380)	10,654	(275)	50,889	(655)
Asset-backed securities	—	—	3,004	(14)	3,004	(14)
Corporate debt	1,534	(27)	7,626	(267)	9,160	(294)
Other equity investments	—	—	3,700	(198)	3,700	(198)

Total temporarily impaired securities	$50,350	$(520)	$33,782	$(965)	$84,132	$(1,485)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,548	$(260)	$3,402	$(145)	$13,950	$(405)
Obligations of state and political subdivisions	3,095	(142)	—	—	3,095	(142)
Mortgage-backed securities	35,009	(779)	3,360	(110)	38,369	(889)
Asset-backed securities	—	—	8,267	(125)	8,267	(125)
Corporate debt	8,031	(473)	956	(44)	8,987	(517)
Other equity investments	—	—	3,632	(194)	3,632	(194)

Total temporarily impaired securities	$56,683	$(1,654)	$19,617	$(618)	$76,300	$(2,272)

Held to Maturity
September 30, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	13,231	(261)	8,576	(315)	21,807	(576)
Obligations of state and political subdivisions	—	—	485	(14)	485	(14)
Mortgage-backed securities	11,217	(104)	—	—	11,217	(104)

Total temporarily impaired securities	$25,443	$(369)	$9,061	$(329)	$34,504	$(698)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	17,022	(865)	—	—	17,022	(865)
Obligations of state and political subdivisions	476	(30)	—	—	476	(30)
Mortgage-backed securities	12,901	(167)	—	—	12,901	(167)

Total temporarily impaired securities	$31,394	$(1,066)	$—	$—	$31,394	$(1,066)

Other-Than-Temporary Impairment

At September 30, 2017, there were available-for-sale investments comprising six U.S. government-sponsored agency securities, two obligations of state and political subdivision securities, fifteen mortgage-backed securities, one asset-backed security, eight corporate debt securities, and one other equity investment security in a continuous loss position for twelve months or longer. At September 30, 2017, there were held to maturity investments comprising eight U.S. government-sponsored agency securities and one obligation of state and political subdivision security in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

The Corporation does not intend to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Note 3. Loans and Allowance for Loan Losses

At September 30, 2017 and December 31, 2016, respectively, the loan portfolio consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial:
Secured by real estate	$33,497	$34,213
Other	49,845	47,852
Commercial real estate	470,461	382,551
Commercial construction	12,868	14,943
Residential real estate	84,111	84,321
Consumer:
Secured by real estate	31,207	30,176
Other	481	244
Government Guaranteed Loans - guaranteed portion	9,439	9,732
Other	44	51

Total gross loans	691,953	604,083

Less: Deferred loan costs, net	422	226
Allowance for loan losses	8,614	7,905
	9,036	8,131

Loans, net	$682,917	$595,952

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended September 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,662	$145	$(1)	$18	$2,824
Commercial real estate	5,502	(80)	—	21	5,443
Commercial construction	253	(27)	—	—	226
Residential real estate	58	(1)	—	—	57
Consumer	63	(7)	—	6	62
Other loans	5	(5)	—	—	—
Unallocated	7	(5)	—	—	2

Total	$8,550	$20	$(1)	$45	$8,614

	For the nine months ended September 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$111	$(3)	$53	$2,824
Commercial real estate	4,734	637	—	72	5,443
Commercial construction	355	(129)	—	—	226
Residential real estate	66	(9)	—	—	57
Consumer	75	(20)	—	7	62
Other loans	—	—	(1)	1	—
Unallocated	12	(10)	—	—	2

Total	$7,905	$580	$(4)	$133	$8,614

	For the three months ended September 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,673	$(460)	$(68)	$23	$3,168
Commercial real estate	4,224	216	(18)	78	4,500
Commercial construction	184	67	—	—	251
Residential real estate	106	(32)	—	—	74
Consumer	132	(32)	(3)	—	97
Other loans	—	—	(1)	1	—
Unallocated	69	(9)	—	—	60

Total	$8,388	$(250)	$(90)	$102	$8,150

	For the nine months ended September 30, 2016
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,698	$(862)	$(71)	$403	$3,168
Commercial real estate	4,660	(215)	(82)	137	4,500
Commercial construction	114	137	—	—	251
Residential real estate	109	(35)	—	—	74
Consumer	118	(13)	(10)	2	97
Other loans	3	(1)	(3)	1	—
Unallocated	121	(61)	—	—	60
Total	$8,823	$(1,050)	$(166)	$543	$8,150

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$34	$581	$—	$—	$—	$—	$—	$—	$615

Collectively evaluated for impairment	2,790	4,862	226	57	62	—	—	2	7,999

Total ending allowance balance	$2,824	$5,443	$226	$57	$62	$—	$—	$2	$8,614

Loans:
Loans individually evaluated for impairment	$630	$6,281	$—	$—	$65	$—	$—	$—	$6,976

Loans collectively evaluated for impairment	82,712	464,180	12,868	84,111	31,623	9,439	44	—	684,977

Total ending loan balance	$83,342	$470,461	$12,868	$84,111	$31,688	$9,439	$44	$—	$691,953

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$9	$601	$—	$—	$—	$—	$—	$—	$610

Collectively evaluated for impairment	2,654	4,133	355	66	75	—	—	12	7,295

Total ending allowance balance	$2,663	$4,734	$355	$66	$75	$—	$—	$12	$7,905

Loans:
Loans individually evaluated for impairment	$1,698	$6,331	$—	$—	$78	$—	$—	$—	$8,107

Loans collectively evaluated for impairment	80,367	376,220	14,943	84,321	30,342	9,732	51	—	595,976

Total ending loan balance	$82,065	$382,551	$14,943	$84,321	$30,420	$9,732	$51	$—	$604,083

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial:
Secured by real estate	$35	$—
Commercial real estate	706	528
Consumer:
Secured by real estate	65	78

Total nonaccrual loans	$806	$606

At September 30, 2017 and December 31, 2016, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the nine months ended September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$589	$466		$1,107	$63
Commercial real estate	3,467	3,153		3,155	92
Consumer:
Secured by real estate	73	65		72	—

With an allowance recorded:
Commercial:
Secured by real estate	35	35	$27	48	—
Other	129	129	7	182	10
Commercial real estate	3,128	3,128	581	3,152	96

	$7,421	$6,976	$615	$7,716	$261

During the nine months ended September 30, 2017, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,481	$1,353		$2,018	$92
Other	—	—		27	—
Commercial real estate	3,448	3,156		3,128	181
Consumer:
Secured by real estate	81	78		81	—

With an allowance recorded:
Commercial:
Secured by real estate	120	120	$—	186	7
Other	225	225	9	247	17
Commercial real estate	3,175	3,175	601	4,109	130

	$8,530	$8,107	$610	$9,796	$427

During the year ended December 31, 2016, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$33,497	$33,497
Other	388	—	—	388	49,457	49,845
Commercial real estate	557	—	509	1,066	469,395	470,461
Commercial construction	—	—	—	—	12,868	12,868
Residential real estate	316	—	—	316	83,795	84,111
Consumer:
Secured by real estate	—	—	30	30	31,177	31,207
Other	—	—	—	—	481	481
Government Guaranteed	—	—	—	—	9,439	9,439
Other	—	—	—	—	44	44

Total	$1,261	$—	$539	$1,800	$690,153	$691,953

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$34,213	$34,213
Other	—	—	—	—	47,852	47,852
Commercial real estate	106	—	—	106	382,445	382,551
Commercial construction	—	—	—	—	14,943	14,943
Residential real estate	—	—	—	—	84,321	84,321
Consumer:
Secured by real estate	6	—	40	46	30,130	30,176
Other	—	—	—	—	244	244
Government Guaranteed	—	—	—	—	9,732	9,732
Other	—	—	—	—	51	51

Total	$112	$—	$40	$152	$603,931	$604,083

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

At September 30, 2017 and December 31, 2016, the Corporation had $6.8 million and $8.0 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $6.2 million and $7.5 million were performing in accordance with their new terms at September 30, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $588,000 and $610,000 have been allocated for the troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively. As of December 31, 2016, the Corporation had committed $190,000 of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring. There were no such additional funds committed at September 30, 2017.

As of September 30, 2017, there was one troubled debt restructuring for $509,000 which was in payment default within twelve months following the modification. As of September 30, 2016, there were no troubled debt restructurings that were in payment default within twelve months following the modification.

There were no new loans classified as a troubled debt restructuring during the three and nine months ended September 30, 2017 or September 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$30,578	$2,493	$426	$—	$—	$33,497
Other	49,073	222	550	—	—	49,845
Commercial real estate	455,257	13,109	2,095	—	—	470,461
Commercial construction	12,868	—	—	—	—	12,868

Total	$547,776	$15,824	$3,071	$—	$—	$566,671

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$32,159	$1,601	$453	$—	$—	$34,213
Other	46,865	404	583	—	—	47,852
Commercial real estate	366,251	14,345	1,955	—	—	382,551
Commercial construction	14,943	—	—	—	—	14,943

Total	$460,218	$16,350	$2,991	$—	$—	$479,559

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation also evaluates credit quality based on payment activity. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$83,795	$316	$84,111
Consumer:
Secured by real estate	31,177	30	31,207
Other	481	—	481

Total	$115,453	$346	$115,799

	December 31, 2016
	Current	Past Due and Nonaccrual	Total
	(In thousands)

Residential real estate	$84,321	$—	$84,321
Consumer:
Secured by real estate	30,130	46	30,176
Other	244	—	244

Total	$114,695	$46	$114,741

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

The fair values of investment securities are determined by quoted market prices, if available (Level 1). If quoted prices are not available, fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Corporation performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Corporation compares the prices received from the pricing service to a secondary pricing source. The Corporation’s internal price verification procedures have not historically resulted in adjustment in the prices obtained from the pricing service.

The interest rate swaps are reported at fair values obtained from brokers who utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The Corporation measures impairment of collateralized loans and other real estate owned (“OREO”) based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan or OREO is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. OREO is initially recorded at fair value less estimated selling costs. For collateral dependent loans and OREO, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. In the appraisal process, the independent appraisers routinely adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Methods for valuing non-real estate collateral include using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales price of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management generally applies a 12% discount to real estate appraised values to cover disposition / selling costs and to reflect the potential price reductions in the market necessary to complete an expedient sale transaction and to factor in the impact of the perception that a transaction being completed by a bank may result in further price reduction pressure.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2017
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$21,047	$—	$21,047	$—
Obligations of state and political subdivisions	3,193	—	3,193	—
Mortgage-backed securities	66,359	—	66,359	—
Asset-backed securities	7,116	—	7,116	—
Corporate debt	14,258	—	14,258	—
Other equity investments	3,760	3,700	60	—

Total available-for-sale securities	$115,733	$3,700	$112,033	$—
Liabilities:
Interest Rate Swap	$72	$—	$72	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2017 or during the year ended December 31, 2016. There were no changes to the valuation techniques for fair value measurements as of September 30, 2017 and December 31, 2016.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by Real Estate	$8	$—	$—	$8
Commercial real estate	197	—	—	197
	$205	$—	$—	$205

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2016
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$528	$—	$—	$528
Other Real Estate Owned	401	—	—	401
	$929	$—	$—	$929

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $232,000, resulting in an increase of the allocation for loan losses of $27,000 for the nine months ended September 30, 2017.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $528,000, with no valuation allowance, resulting in no change of the allocation for loan losses for the year ended December 31, 2016.

At September 30, 2017, there were no OREO properties. At December 31, 2016, OREO had a recorded investment value of $404,000 with a $3,000 valuation allowance. There were no additional valuation allowances recorded during the nine months ended September 30, 2017. Additional valuation allowances of $20,000 were recorded during the nine months ended September 30, 2016.

For the Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2017
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$205	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2016
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$528	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$401	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	2%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$17,213	$17,213	$—	$—
Securities available-for-sale	115,733	3,700	112,033	—
Securities held to maturity	53,323	—	52,808	—
FHLB-NY stock	3,919	N/A	N/A	N/A
Mortgage loans held for sale	688	—	—	688
Loans, net	682,917	—	—	682,537

Financial liabilities:
Deposits	740,961	535,774	205,171	—
FHLB-NY advances	68,760	—	68,649	—
Subordinated Debentures and Subordinated Notes	23,301	—	—	23,467
Interest rate swap	72	—	72	—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,680	$11,680	$—	$—
Securities available-for-sale	98,583	3,632	94,951	—
Securities held to maturity	52,330	—	51,530	—
FHLB-NY stock	3,515	N/A	N/A	N/A
Mortgage loans held for sale	773	—	—	773
Loans, net	595,952	—	—	596,506

Financial liabilities:
Deposits	658,930	503,949	154,724	—
FHLB-NY advances	59,200	—	59,174	—
Subordinated Debentures and Subordinated Notes	23,252	—	—	23,230

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

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. The fair value of loans is estimated by discounting cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Deposits – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand, resulting in a Level 1 classification. The fair value of certificates of deposit is based on the discounted value of cash flows, resulting in a Level 2 classification. The discount rate is estimated using market discount rates, which reflect interest rate risk inherent in the certificates of deposit. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable deposits.

FHLB-NY advances – The fair value of FHLB-NY advances is based on the discounted value of cash flows. The discount rate is estimated using market discount rates that reflect the interest rate risk and credit risk inherent in the term borrowings resulting in a Level 2 classification.

Subordinated Debentures and Subordinated Notes – The fair value of the Subordinated Debentures and the Subordinated Notes is based on the discounted value of the cash flows. The discount rate is estimated using market rates that reflect the interest rate and credit risk inherent in the Subordinated Debentures and the Subordinated Notes resulting in a Level 3 classification.

Interest rate swap - The fair value of derivatives, which are included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, is based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. At September 30, 2017 and December 31, 2016, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2017 and December 31, 2016 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at September 30, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Net income	$1,640	$1,035	$3,899	$3,388

Weighted average common shares outstanding - basic	8,643,737	6,115,987	7,656,942	6,106,723
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	8,643,737	6,115,987	7,656,942	6,106,723

Basic earnings per common share	$0.19	$0.17	$0.51	$0.55

Diluted earnings per common share	$0.19	$0.17	$0.51	$0.55

There were no stock options to purchase shares of common stock for the three and nine months ended September 30, 2017 and 2016.

Note 6. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended September 30,
	2017			2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$2,612	$(972)	$1,640	$1,618	$(583)	$1,035
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	225	(87)	138	(133)	47	(86)
Reclassification adjustment for gains in net income	(1)	—	(1)	(6)	3	(3)
Accretion of loss on securities reclassified to held to maturity	17	(7)	10	65	(26)	39
Change in fair value of interest rate swap	(10)	4	(6)	—	—	—

Total other comprehensive income	231	(90)	141	(74)	24	(50)

Total comprehensive income	$2,843	$(1,062)	$1,781	$1,544	$(559)	$985

	Nine Months Ended September 30,
	2017			2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$6,181	$(2,282)	$3,899	$5,299	$(1,911)	$3,388
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	857	(327)	530	1,349	(519)	830
Reclassification adjustment for gains in net income	(1)	—	(1)	(62)	24	(38)
Accretion of loss on securities reclassified to held to maturity	38	(15)	23	178	(69)	109
Change in fair value of interest rate swap	(72)	29	(43)	62	(25)	37

Total other comprehensive income	822	(313)	509	1,527	(589)	938

Total comprehensive income	$7,003	$(2,595)	$4,408	$6,826	$(2,500)	$4,326

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)
Other comprehensive income before reclassifications	138	10	(6)	142
Amounts reclassified from other comprehensive income	(1)	—	—	(1)

Other comprehensive income	137	10	(6)	141

Balance at September 30, 2017	$(714)	$(55)	$(43)	$(812)

	Nine Months Ended September 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income before reclassifications	530	23	(43)	510
Amounts reclassified from other comprehensive income	(1)	—	—	(1)

Other comprehensive income, net	529	23	(43)	509

Balance at September 30, 2017	$(714)	$(55)	$(43)	$(812)

	Three Months Ended September 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at June 30, 2016	$271	$(128)	$—	$143
Other comprehensive income (loss) before reclassifications	(86)	39	—	(47)
Amounts reclassified from other comprehensive income	(3)	—	—	(3)

Other comprehensive income (loss), net	(89)	39	—	(50)

Balance at September 30, 2016	$182	$(89)	$—	$93

	Nine Months Ended September 30, 2016
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)
Other comprehensive income before reclassifications	830	109	37	976
Amounts reclassified from other comprehensive income	(38)	—	—	(38)

Other comprehensive income, net	792	109	37	938

Balance at September 30, 2016	$182	$(89)	$—	$93

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Income	2017	2016	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$1	$6	Gains on securities transactions, net
Tax effect	—	(3)

Total net of tax	1	3

Total reclassifications, net of tax	$1	$3

	Nine Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Income	2017	2016	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$1	$62	Gains on securities transactions, net
Tax effect	—	(24)

Total net of tax	1	38

Total reclassifications, net of tax	$1	$38

Note 7. Common Stock

On April 17, 2017, the Corporation closed an underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation is using the net proceeds of the offering to support organic growth and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” with respect to Stewardship Financial Corporation (the “Corporation”) within the meaning of the Private Securities Litigation Reform Act of 1995, which forward-looking statements may be identified by the use of such words as “expect,” “believe”, “anticipate,” “should,” “plan,” “estimate,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Corporation that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Corporation’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we”, “us” and “our” refer to the Corporation and its consolidated subsidiary, Atlantic Stewardship Bank (the “Bank”), unless the context indicates otherwise.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2016, included in the Corporation’s 2016 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses and the evaluation of deferred income taxes involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the loan portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Our regulators may require us to make additional provisions for loan losses based upon information available to the regulators at the time of the examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey and may be adversely affected should real estate values decline or the northern New Jersey area experience adverse economic changes. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

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

Financial Condition

Total assets increased $115.2 million to $910.7 million at September 30, 2017 from $795.5 million at December 31, 2016. Securities available-for-sale increased $17.1 million to $115.7 million. In connection with our previously disclosed capital raise, the Corporation completed an approximate $20.0 million leverage transaction. Net loans increased $86.9 million to $682.9 million at September 30, 2017 compared to $596.0 million at December 31, 2016, reflecting new loan originations, partially offset by normal principal amortization and payoffs.

Deposits totaled $741.0 million at September 30, 2017, an increase of $82.1 million from $658.9 million at December 31, 2016. The growth in deposits primarily consisted of a $79.7 million increase in interest-bearing accounts. Other borrowings increased to $68.8 million at September 30, 2017 compared to $59.2 million at December 31, 2016 with $20.0 million of the growth attributable to the above noted leverage transaction offset by repayment of maturing borrowings.

Shareholders' equity reflects the net proceeds of $18.9 million from the Corporation's public offering of shares of its common stock completed during the second quarter. On April 17, 2017, the Corporation closed the underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation expects to use the net proceeds of this offering to support organic growth and other general corporate purposes.

Results of Operations

General

The Corporation reported net income of $1.6 million, or $0.19 diluted earnings per common share for the three months ended September 30, 2017 compared to net income of $1.0 million, or $0.17 diluted earnings per share, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Corporation reported net income of $3.9 million, or $0.51 diluted earnings per common share, compared to net income of $3.4 million, or $0.55 diluted earnings per common share, for the comparable prior year period. Furthermore, earnings per share for the three and nine months ended September 30, 2017 were impacted by the 2,509,090 shares issued in the Corporation's recent public offering of common stock.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2017 was $6.9 million and $19.7 million compared to $5.6 million and $16.9 million recorded in the prior year period. The net interest rate spread and net yield on interest-earning assets for the three months ended September 30, 2017 were 2.86% and 3.09%, respectively, compared to 2.85% and 3.07% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the net interest rate spread and net yield on interest-earning assets were 2.94% and 3.15%, respectively, compared to 2.97% and 3.18% for the nine months ended September 30, 2016.

In general, the net interest rate spread and net yield on interest-earning assets for the current year periods is reflective of the balance sheet growth - primarily loan growth funded by deposits.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2017 and 2016 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$690,354	$7,368	4.23%	$543,866	$5,842	4.27%
Taxable investment securities (1)	164,317	920	2.22	150,587	712	1.88
Tax-exempt investment securities (1) (2)	8,089	88	4.32	10,507	128	4.85
Other interest-earning assets	18,232	62	1.35	19,781	27	0.54
Total interest-earning assets	880,992	8,438	3.80	724,741	6,709	3.68
Non-interest-earning assets:
Allowance for loan losses	(8,630)			(8,437)
Other assets	48,520			42,867
Total assets	$920,882			$759,171

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$272,220	$203	0.30%	$240,353	$145	0.24%
Savings deposits	90,785	23	0.10	86,912	23	0.11
Time deposits	199,667	643	1.28	148,053	418	1.12
FHLB-NY borrowing	81,490	333	1.62	35,870	164	1.82
Subordinated debentures and subordinated notes	23,293	375	6.39	23,227	363	6.22
Total interest-bearing liabilities	667,455	1,577	0.94	534,415	1,113	0.83
Non-interest-bearing liabilities:
Demand deposits	176,309			171,169
Other liabilities	3,418			2,474
Stockholders' equity	73,700			51,113
Total liabilities and stockholders' equity	$920,882			$759,171
Net interest income (taxable equivalent basis)		6,861			5,596
Tax equivalent adjustment		(38)			(52)
Net interest income		$6,823			$5,544
Net interest spread (taxable equivalent basis)			2.86%			2.85%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.09%			3.07%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$663,940	$20,980	4.22%	$533,243	$17,630	4.42%
Taxable investment securities (1)	154,786	2,541	2.19%	148,740	2,128	1.91
Tax-exempt investment securities (1) (2)	8,906	298	4.47	11,597	450	5.18
Other interest-earning assets	6,949	73	1.40	13,290	56	0.56
Total interest-earning assets	834,581	23,892	3.83	706,870	20,264	3.83
Non-interest-earning assets:
Allowance for loan losses	(8,315)			(8,674)
Other assets	46,543			42,341
Total assets	$872,809			$740,537

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$250,400	$459	0.25%	$232,097	$425	0.24%
Savings deposits	90,878	70	0.10	85,973	67	0.10
Time deposits	190,284	1,692	1.19	147,167	1,212	1.10
FHLB-NY borrowing	77,687	895	1.54	39,040	568	1.94
Subordinated debentures and subordinated notes	23,276	1,114	6.40	23,211	1,138	6.55
Total interest-bearing liabilities	632,525	4,230	0.89	527,488	3,410	0.86%
Non-interest-bearing liabilities:
Demand deposits	172,139			160,927
Other liabilities	3,136			2,358
Stockholders' equity	65,009			49,764
Total liabilities and stockholders' equity	$872,809			$740,537
Net interest income (taxable equivalent basis)		19,662			16,854
Tax equivalent adjustment		(125)			(179)
Net interest income		$19,537			$16,675
Net interest spread (taxable equivalent basis)			2.94%			2.97%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.15%			3.18%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 34%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and nine months ended September 30, 2017, total interest income, on a tax equivalent basis, was $8.4 million and $23.9 million, respectively, compared to $6.7 million and $20.3 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets and, for the three month period, a slight increase in the average rate earned on interest-earning assets. Average interest-earning assets increased $156.3 million and $127.7 million for the three and nine months ended September 30, 2017, compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase from the comparable prior year periods in average loans. Average loans increased $146.5 million and $130.7 million for the three and nine months ended September 30, 2017 when compared to the prior year averages. The three and nine months ended September 30, 2017 included approximately $51,000 and $185,000 of interest recoveries and prepayment premiums on loan payoffs compared to $47,000 and $548,000 for the same prior year periods. The average rate earned on interest-earning assets was 3.80% and 3.83% for the three and nine months ended September 30, 2017 compared to an average rate of 3.68% and 3.83% for the three and nine months ended September 30, 2016.

Interest expense increased $464,000 and $820,000 for the three and nine months ended September 30, 2017, compared to the same periods for 2016. The average balance of interest-bearing deposits increased $87.4 million and $66.3 million for the three and nine months ended September 30, 2017 from the comparable 2016 periods. In addition, for the three and nine months ended September 30, 2017, FHLB-NY borrowings accounted for increases of $45.6 million and $38.6 million in average interest-bearing liabilities. For the three and nine months ended September 30, 2017, the total cost for interest-bearing deposits and FHLB-NY borrowings was 0.74% and 0.68% compared to 0.58% and 0.60% for the comparable prior year periods. The cost for total interest-bearing liabilities was 0.94% and 0.89% for the three and nine months ended September 30, 2017, compared to 0.83% and 0.86% for the three and nine months ended September 30, 2016, respectively.

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

For the three and nine months ended September 30, 2017, the Corporation recorded a $20,000 and $580,000 loan loss provision, respectively, compared to a $250,000 and $1.1 million negative loan loss provision for the three and nine months ended September 30, 2016, respectively. The loan loss provision in the current year periods reflects the continued growth in the loan portfolio. In addition, due to a stabilization of the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates, the benefits from these qualitative factors improving in prior periods, have been reduced, thus offsetting the need to record a provision due to loan growth.

Nonperforming loans of $806,000 at September 30, 2017, or 0.12% of total gross loans, reflected a slight increase from $606,000 of nonperforming loans, or 0.10% of total gross loans, at December 31, 2016.

The allowance for loan losses was $8.6 million, or 1.24% of total gross loans, as of September 30, 2017 compared to $7.9 million, or 1.31% of total gross loans, as of December 31, 2016. The allowance for loan losses related to impaired loans increased slightly from $610,000 at December 31, 2016 to $615,000 at September 30, 2017. During the three and nine months ended September 30, 2017, the Corporation recovered $45,000 and $133,000, respectively, of previously charged-off loans compared to $102,000 and $543,000, respectively, during the same periods in 2016. In addition, for the three and nine months ended September 30, 2017, the Corporation charged-off $1,000 and $4,000, respectively, of loan balances compared to $90,000 and $166,000, respectively, during the same periods in 2016.

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

Noninterest Income

Noninterest income was $845,000 and $2.5 million for the three and nine months ended September 30, 2017, respectively, compared to $823,000 and $2.5 million for the prior year periods. For the three and nine months ended

September 30, 2017, noninterest income included $68,000 and $123,000 of gains on sales of mortgage loans, respectively, compared to $33,000 and $70,000 for the comparable prior year periods. For the nine months ended September 30, 2017, noninterest income included $1,000 of gains on calls and sales of securities compared to $62,000 for the comparable prior year period.

Noninterest Expense

Noninterest expenses for the three and nine months ended September 30, 2017 was $5.0 million and $15.2 million, respectively, compared to $5.0 million and $14.9 million in the comparable prior year periods. The Corporation continues to appropriately control expenses as the balance sheet grows.

Income Tax Expense

Income tax expense totaled $972,000 and $2.3 million for the three and nine months ended September 30, 2017, respectively, representing an effective tax rate of 37.2% and 36.9%, respectively. For the three and nine months ended September 30, 2016, income tax expense totaled $583,000 and $1.9 million, respectively, equating to an effective tax rate of 36.0% and 36.1%, respectively. For the 2017 periods, tax expense reflects a higher overall projected effective tax rate as a result of the Corporation’s tax exempt income representing a smaller percentage of pretax income.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$806	$826	$592	$606
Loans past due 90 days or more and accruing (2)	—	320	—	—
Total nonperforming loans	806	1,146	592	606
Other real estate owned	—	—	401	401
Total nonperforming assets	$806	$1,146	$993	$1,007
Allowance for loan losses	$8,614	$8,550	$8,246	$7,905
Nonperforming loans to total gross loans	0.12%	0.17%	0.09%	0.10%
Nonperforming assets to total assets	0.09%	0.13%	0.12%	0.13%
Allowance for loan losses to total gross loans	1.24%	1.24%	1.26%	1.31%

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

At September 30, 2017, the balance of nonaccrual loans were comprised of six loans compared to three loans at December 31, 2016. During the nine months ended September 30, 2017, nonaccrual loans increased $200,000 to $806,000 compared to $606,000 at December 31, 2016.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at September 30, 2017 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at September 30, 2017, the level of loans past due 30-89 days was $1,169,000, comprised of three loans, compared to $112,000 at December 31, 2016. We will continue to monitor delinquencies for early identification of new problem loans.

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

In establishing the allowance for loan losses, the Corporation utilizes a two-tier approach by (1) identifying problem loans and allocating specific loss allowances on such loans and (2) establishing a general loan loss allowance on the remainder of its loan portfolio. The Corporation maintains a loan review system that allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such a system takes into consideration, among other things, delinquency status, size of loan, type of collateral and financial condition of the borrower.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and nine months ended September 30, 2017 the Corporation recorded net recoveries of $44,000 and $129,000, respectively, compared to net recoveries of $12,000 and $377,000 for the three and nine months ended September 30, 2016, respectively. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2017 and December 31, 2016, the Corporation had $6.8 million and $8.0 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $6.2 million and $7.5 million were performing in accordance with their new terms at September 30, 2017 and December 31, 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $588,000,000 and $610,000 have been allocated for the troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively. As of December 31, 2016, the Corporation had committed $190,000 of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring. There were no such additional funds committed at September 30, 2017.

As of September 30, 2017, there were $15.4 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

Among other things, the Basel Rules (a) establish a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raise the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assign a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less goodwill and other intangible assets. The remainder, “Tier 2

Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At September 30, 2017, the Bank's capital conservation buffer was 5.55%.

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

The regulations for SBHCs classify risk-based capital into the categories Tier 1 Capital and Tier 2 Capital The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. The Corporation must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of 3%, which is the leverage ratio reserved for top-tier bank holding companies having the highest regulatory examination rating and not contemplating significant growth or expansion.

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

As of September 30, 2017, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	8.88%	4.00%	N/A
Bank	10.06%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.39%	4.50%	6.50%
Tier 1
Corporation	11.23%	4.00%	N/A
Bank	12.39%	6.00%	8.00%
Total
Corporation	14.62%	8.00%	N/A
Bank	13.55%	8.00%	10.00%

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

Cash and cash equivalents increased $5.5 million during the first nine months of 2017. Net operating and financing activities provided $5.4 million and $109.8 million, respectively, while investing activities used $109.7 million.

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

On April 17, 2017, the Corporation closed an underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which includes 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation is using the net proceeds of the offering to support organic growth and other general corporate purposes.

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On October 18, 2017, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of November 1, 2017. The dividend is to be paid on November 15, 2017.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: November 13, 2017	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii)
Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in
Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated
Financial Statements, tagged as blocks of text[1]

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