Form 10-K
period 2017-12-31
STEWARDSHIP FINANCIAL CORP
filed 2018-03-23
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, was $73,035,000. As of March 16, 2018, 8,674,890 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S 2018 ANNUAL MEETING OF SHAREHOLDERS.

FORM 10-K
STEWARDSHIP FINANCIAL CORPORATION
For the Year Ended December 31, 2017

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

•
general economic conditions including unemployment rates, whether national or regional, and conditions in the lending markets in which we participate that may hinder our ability to increase lending activities or have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on April 26, 1984. The Bank operates from its main office at 630 Godwin Avenue, Midland Park, New Jersey, and its current eleven additional branches located in the State of New Jersey.

The Corporation is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation, an agency of the federal government (the “FDIC”), up to applicable limits. The operations of the Corporation and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “NJDOBI”).

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

Recent Developments

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act made broad and complex changes to the U.S. tax code which impacts 2017 in many ways, including, by reducing the U.S. federal corporate tax rate.  See additional information regarding the impact of the Tax Cuts and Jobs Act in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 "Income Taxes" to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

In forming the Bank, the members of the Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders. This vision has been reflected in the Bank’s tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian and civic organizations primarily in the communities where the Bank maintains branches.

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2017, the Bank operated from its main office in Midland Park, New Jersey and eleven additional branch offices in Hawthorne, Ridgewood, Montville, Morristown, North Haledon, Pequannock, Waldwick, Wayne (2), Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2017, the Corporation employed 115 full-time employees and 30 part-time employees. None of these employees are covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

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

Dodd-Frank Act

The Corporation is subject to The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act includes provisions that, among other things, have:

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

In December 2013, federal banking and securities regulators adopted final rules to implement the Volcker Rule contained Section 619. The Volcker Rule prohibits and insured depository institution and its affiliates (referred to as "banking entities") from engaging in “proprietary trading” and investing in or sponsoring certain types of funds subject to certain limited exceptions. The Volcker Rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. Based upon management’s review of the Bank's securities portfolio, management believes that there are no securities in our portfolio that are impacted by the Volcker Rule.

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

Bank Holding Company Act

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Corporation is subject to the regulation, supervision, examination and inspection of the FRB. The Corporation is required to file with the FRB annual reports and other information demonstrating that its business operations and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The FRB may also conduct examinations of the Corporation and its subsidiaries.

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

Among other things, the Basel Rules (a) established a new common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio minimum of 4.5% of risk-weighted assets, (b) raised the minimum Tier 1 Capital to risk-based assets requirement (“Tier 1 Capital Ratio) from 4% to 6% of risk-weighted assets and (c) assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities. The minimum ratio of Total Capital, as defined under the rules, to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 6% of the Total Capital is required to be “Tier 1 Capital”, which consists of common shareholders’ equity and certain preferred stock, less certain items and other intangible assets. The remainder, “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities and (f) qualifying subordinated debt. “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the federal banking regulatory agencies on a case-by-case basis or as a matter of policy after formal rule-making. A small bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of at least 3%. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2017, the Bank's capital conservation buffer requirement was 1.25%, and the actual capital conservation buffer was 5.40%.

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

As of December 31, 2017, the Corporation and the Bank exceeded all regulatory capital requirements.

Regulation of the Bank by the FDIC and the NJDOBI

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the NJDOBI. As an FDIC-insured institution, the Bank is also subject to regulation, supervision and control by the FDIC. The regulations of the FDIC and the NJDOBI impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, and various other matters.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.52% and 0.56% of the assessment base for the years ended December 31, 2017 and 2016, respectively. The Corporation paid $40,000 and $37,000 under this assessment for the years ended December 31, 2017 and 2016, respectively. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

Regulations promulgated under the Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Failure of the Corporation or the Bank to comply with the Patriot Act’s requirements could have serious legal consequences for us and adversely affect our reputation.

Item 1A. Risk Factors

Investments in the common stock, no par value, of the Corporation (the "Common Stock") involve risk. The following discussion highlights the risks management believes are material for the Corporation, but does not necessarily include all risks that we may face.

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

At December 31, 2017, $20.8 million of the total $63.8 million of our Federal Home Loan Bank borrowings will mature during 2018. As these borrowings mature, we will need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee (“FOMC”), or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance remains appropriate. Despite recent actions by the FRB to raise short-term interest rates, interest rates still remain relatively low. If long-term interest rates remain low, a flattening of the U.S. Treasury yield curve may continue and adversely impact our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our lending is concentrated to local markets and a decline in real estate markets and the local economy could adversely impact our financial condition and results of operations.
At December 31, 2017, our gross loan portfolio amounted to $711.7 million, 82.6% of which consisted of mortgage loans secured predominantly by real estate in Northern New Jersey. The majority of these real estate loans were secured by commercial real estate, amounting to $493.5 million or 69.3% of our loan portfolio at December 31, 2017. In addition, commercial loans amounted to $89.1 million or 12.5% of the gross loan portfolio at December 31, 2017 and commercial construction loans amounted to $2.2 million or 0.3% of the gross loan portfolio at such date. Commercial real estate mortgage loans, commercial loans and construction loans are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Commercial real estate mortgage loans are typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations due to our lending concentration and lack of geographic diversity.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2017, the Corporation had approximately $113.0 million and $52.4 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to the Corporation, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
An improving economy but a prolonged recovery has adversely affected the financial services industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the State of New Jersey, and the northern New Jersey area. The nation’s improving but prolonged recovery has severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. We believe recovery will continue to be slow and believe the reversal of the impact of the prolonged difficult economic conditions are likely to take time to show improvement. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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
In 2006, the FDIC, the OCC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 302% of total risk-based capital at December 31, 2017. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 508% at December 31, 2017. At December 31, 2017, commercial real estate loans amounted to $515.8 million compared to $312.7 million at December 31, 2014, an increase of $203.2 million or 65.0% over such 36 month period.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending that expressed the Agencies concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC were to impose restrictions on the amount of commercial real estate loans that the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings would be adversely affected.
The Corporation’s future growth may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.
The Corporation is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation, however, may at some point choose to raise additional capital to support its continued growth. The Corporation’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation’s control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If we cannot raise additional capital when needed, our ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation’s stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

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

In July 2013, the FDIC and other federal bank regulatory agencies adopted final rules that established a new comprehensive capital framework for U.S. banking organizations. These rules, generally referred to as the “Basel Rules,” create a new regulatory capital standard based on Tier 1 common equity, increase the minimum leverage and risk-based capital ratios applicable to all banking organizations and change how certain regulatory capital components are calculated. See “Capital Adequacy Guidelines for Banks and Bank Holding Companies” under Item 1 for a detailed description of the various capital requirements to which the Corporation and the Bank are, and in the future may be, subject to. Compliance with these regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and could adversely affect our ability to maintain our current level of business or expand our business. Furthermore, if we fail to comply with these regulatory capital requirements, the FRB could place limits or conditions on the operation of our business and subject us to a variety of enforcement remedies, including limiting our ability to pay dividends.

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

Competition within the financial services industry and from non-banks could adversely affect our profitability.

We face strong competition from banks, other financial institutions, money market mutual funds, brokerage firms and non-banks within the New York metropolitan area. A number of these entities have substantially greater marketing and advertising resources and lending limits, larger branch systems and a wider array of banking services. Competition among depository institutions for customer deposits has increased significantly and will likely continue in the current economic environment. Our success depends upon our ability to serve our clients in a more responsive manner than our competitors. If we are unsuccessful in competing effectively, we will lose market share and may suffer a reduction in our margins and adverse consequences to our business, results of operations and financial condition.

The unexpected loss of management or key personnel could impair the Corporation’s future success.
The Corporation’s future success depends in part on the continued service of its executive officers, other key management, and staff, as well as its ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of the Corporation’s key personnel or its inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on the Corporation’s business, operating results and financial condition.
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

We operate in a highly regulated environment and are subject to extensive regulation, supervision, and examination by the FDIC, the FRB and the State of New Jersey. The significant federal and state banking regulations that we are subject to are described herein under “Item 1. Business.” The regulation and supervision of the activities in which bank and bank holding companies may engage is primarily intended for the protection of the depositors and the federal deposit insurance funds. These regulations affect our lending practices, capital structure, investment practices, dividend policy and overall operations. These statutes, regulations, regulatory policies, and interpretations of policies and regulations are constantly evolving and may change significantly over time. Any such changes could subject the Corporation to additional costs, limit the types of financial services and products the Bank may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. New federal and/or state laws and regulations of lending and funding practices and liquidity standards continue to be implemented and bank regulatory agencies are being very aggressive in responding to concerns and trends identified in bank examinations with respect to bank capital requirements. Any increased government oversight, including the full implementation of the Dodd-Frank Act, may increase our costs and limit our business opportunities. Our failure to comply with laws, regulations or policies applicable to our business could result in sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurances that such violations will not occur.

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

The occurrence of any system failures, interruption or breach of security involving us or our vendors could result in the compromise of our confidential information and the confidential information of our customers, employees and others. In such event, we could be exposed to claims, litigation, financial losses, costs and damages. Such damages could materially affect our earnings. In addition, any failure, interruption or breach in security could also result in failures or disruptions in our general ledger, deposit, loan and other systems and could subject us to additional regulatory scrutiny. In addition, the negative affect on our reputation could affect our ability to deliver products and services successfully to existing customers and to attract new customers. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition. The Corporation has not experienced any cyber incidents that are, individually or in the aggregate, material.  The Corporation outsources certain cyber security functions, such as penetration testing, to third party service providers but does not outsource any cyber security function that has material cybersecurity risk.

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

The Corporation’s principal source of cash flow is dividends and distributions from the Bank; however, we cannot be assured that the Bank will, in any circumstances, pay dividends to us. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that the Bank may pay to us without regulatory approval. There can be no assurances that we would receive such approval if required. If the Bank fails to make dividend payments to us, and sufficient cash is not otherwise available, we may be unable to make principal and interest payments on the Subordinated Notes (see discussion of the Subordinated Notes in Note 8 to the consolidated financial statements included in this annual report) and our other debt obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its current eleven branch offices. The property located at 612 Godwin Avenue is used for administrative offices, primarily for commercial lending functions. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2017.

Location	Leased or Owned	Date of Lease Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	6/30/19
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	9/30/22
Ridgewood, NJ

311 Valley Road	Leased	11/30/18
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

2 Changebridge Road	Leased	7/31/20
Montville, NJ

378 Franklin Avenue	Leased	5/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	5/30/26
Westwood, NJ

33 Sicomac Road	Leased	10/31/20
North Haledon, NJ

43 S. Park Place	Leased	06/30/22
Morristown, NJ
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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 16, 2018, there were approximately 1,000 shareholders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods presented and cash dividends declared and paid in the quarterly periods presented. The prices below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Sales Price		Cash
	High	Low	Dividend

Year Ended December 31, 2017
Fourth Quarter	$10.50	$9.30	$0.03
Third Quarter	10.50	8.50	0.03
Second Quarter	9.75	7.92	0.03
First Quarter	9.95	8.31	0.03

Year Ended December 31, 2016
Fourth Quarter	$10.20	$7.40	$0.03
Third Quarter	8.00	6.44	0.03
Second Quarter	6.65	5.51	0.03
First Quarter	6.10	5.56	0.02

The amount of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, most of which are generated by the Bank, our financial condition and other factors considered by our Board of Directors to be relevant.

We rely on the Bank to pay dividends to us to fund our dividend payments to our shareholders. The Bank’s ability to pay dividends to us will depend primarily upon its earnings, financial condition, and need for funds, as well as applicable governmental policies. Even if the Bank has earnings in an amount sufficient to distribute cash to us to enable us to pay dividends to our shareholders, the Bank’s Board of Directors may determine to retain earnings for the purpose of funding the Bank’s growth. The Bank generally pays us a dividend to provide funds for debt service on our outstanding indebtedness, dividends that we pay our shareholders and other expenses.

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

As of December 31, 2017, we had $23.6 million aggregate principal amount of indebtedness outstanding, consisting of a subordinated debenture in the principal amount of $7.0 million scheduled to mature in 2033 and $16.6 million aggregate principal amount of 6.75% Fixed-to-Floating Rate Subordinated Notes due in 2025. The agreements under which our indebtedness was issued prohibit us from paying any dividends on our Common Stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.

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

We paid cash dividends of $0.12 per share and $0.11 per share for the years ended December 31, 2017 and 2016, respectively. We did not repurchase any shares of our Common Stock during the years ended December 31, 2017 and 2016.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this annual report.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED
FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)

Selected Balance Sheet Data at Year End:
Total assets	$928,766	$795,535	$717,888	$693,551	$673,508
Total interest-earning assets	886,479	759,805	685,141	661,672	640,253
Total investment securities (including FHLB stock)	169,172	154,428	156,700	183,792	196,508
Total loans, net of allowance for loan loss	702,561	595,952	517,556	467,699	424,262
Total deposits	764,099	658,930	604,753	556,476	577,591
Total borrowings	87,077	82,452	63,186	73,917	39,517
Shareholders' equity	73,665	51,387	47,573	58,969	53,779

Earnings Summary:
Net interest income	$26,372	$22,572	$21,783	$21,727	$22,758
Provision for loan losses	655	(1,350)	(1,375)	(50)	3,775
Net interest income after provision for loan losses	25,717	23,922	23,158	21,777	18,983
Noninterest income	3,307	3,411	3,493	2,960	3,965

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)

Noninterest expense	20,301	19,902	20,179	20,233	19,838
Income before income tax expense	8,723	7,431	6,472	4,504	3,110
Income tax expense	4,776	2,695	2,272	1,419	640
Net income	3,947	4,736	4,200	3,085	2,470
Dividends on preferred stock and accretion	—	—	456	683	633
Net income available to common shareholders	$3,947	$4,736	$3,744	$2,402	$1,837

Common Share Data:
Basic and diluted net income	$0.50	$0.78	$0.62	$0.40	$0.31
Cash dividends declared	0.12	0.11	0.08	0.05	0.04
Book value at year end	8.51	8.39	7.82	7.29	6.53
Weighted average shares outstanding (in thousands)	7,907	6,110	6,078	6,004	5,937
Shares outstanding at year end (in thousands)	8,653	6,121	6,086	6,035	5,944

Performance Ratios:
Return on average assets	0.45%	0.63%	0.60%	0.46%	0.36%
Return on average common shareholders' equity	5.86%	9.43%	8.14%	5.77%	4.54%
Net interest margin	3.13%	3.18%	3.30%	3.46%	3.54%
Net interest spread	2.92%	2.96%	3.10%	3.28%	3.34%
Yield on average interest-earning assets	3.83%	3.81%	3.87%	3.96%	4.12%
Cost of average interest-bearing liabilities	0.91%	0.85%	0.77%	0.68%	0.78%
Loans to deposits	93.09%	91.64%	87.04%	85.77%	75.17%

Asset Quality:
Total non-accrual loans	$1,194	$606	$1,882	$3,628	$10,219
Other nonperforming assets	$—	$401	$880	$1,308	$451
Allowance for loan loss to total loans	1.23%	1.31%	1.68%	2.01%	2.28%
Nonperforming loans to total loans	0.17%	0.10%	0.36%	0.76%	2.34%
Nonperforming assets to total assets	0.13%	0.13%	0.38%	0.71%	1.58%
Net charge-offs (recoveries) to average loans	(0.03)%	(0.08)%	(0.12)%	0.06%	1.02%

Consolidated Capital Ratios:
Average shareholders' equity as a percentage of average total assets	7.61%	6.69%	7.98%	8.42%	8.06%
Leverage (Tier 1) capital (1)	8.88%	7.65%	7.67%	9.45%	9.04%
Tier 1 risk based capital (2)	10.96%	9.35%	10.16%	13.04%	13.52%
Total risk based capital (2)	14.29%	13.10%	14.34%	14.30%	14.78%

Other Data:
Number of banking centers (including main branch)	12	11	12	12	13
Full time equivalent employees	130	130	134	140	138

(1) As a percentage of average quarterly assets.
(2) As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2017, the Corporation had 12 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey. The Corporation, through the Bank, conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

The Corporation is affected by the overall economic conditions in northern New Jersey, the interest rate and yield curve environment, and, to a lesser extent, the overall national economy. Each of these factors has an impact on our ability to attract specific deposit products, our ability to invest in loan and investment products, and our ability to earn acceptable profits without incurring increased risks.

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

The level of consumers and businesses looking to borrow has continued to improve in 2017. In addition, during 2017 and 2016, the Corporation achieved substantial improvement in asset quality. The managing of credit risk continues to be relatively steady for the Bank and is reflected in our stable asset quality measurements. As loan demand has increased, all new lending opportunities continue to be appropriately evaluated. The Corporation has never engaged in subprime lending.

Competition in the northern New Jersey market remains intense and the challenges of operating in a prolonged relatively flat interest rate market has continued to make it somewhat difficult to attract deposits when interest rate levels are so low. In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services available to our customers include: online banking / cash management, with remote deposit capture services for businesses, applications for smartphones and tablets, mobile deposit capabilities (depositing checks remotely by taking pictures of checks and transmitting them electronically), online deposit account opening, pay other people payment service and Apple Pay. These electronic banking products and services continue to provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, the Corporation has the technology and procedures to enable instant debit card issuance for new customers and existing customers.

We remained committed to managing our infrastructure and containing costs and expenses while growing the balance sheet. Nevertheless, the Corporation continues to balance the need to control expenses with its focus on quality loan growth and an awareness of the customers’ desire for convenient banking – all being addressed while continuing to be compliant with regulations and remaining up-to-date on all levels of security.

During 2018, the Corporation will continue to concentrate its efforts on the origination of loans funded with appropriate deposit growth. In addition, capitalizing on technology and improving efficiencies will remain a focus for 2018.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s audited consolidated financial statements, which have been prepared in conformity of U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2017 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make significant and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $3.9 million, or $0.50 per diluted common share, for the year ended December 31, 2017, compared to net income of $4.7 million, or $0.78 per diluted common share, for the year ended December 31, 2016. The results for the year ended December 31, 2017 were impacted by a charge of $1.4 million as a result of the enactment of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017.
The Tax Act, among other things, reduced the Federal statutory tax rate for corporations from 35% to 21% effective in 2018. While the Tax Act will lower the Corporation’s future tax rate, it also required the Corporation to revalue its net deferred tax assets to account for the future impact of the lower corporate tax rate. As a result, the Corporation recognized a charge of $1.4 million related to the revaluation of the net deferred tax assets. Excluding the impact of the Tax Act, net income for the year ended December 31, 2017 was $5.4 million, or $0.68 per diluted common share.

The reported return on average assets was 0.45% in 2017 compared to 0.63% in 2016. The return on average common equity was 5.86% for 2017 as compared to 9.43% in 2016. Excluding the Tax Act, return on average assets and return on average common equity for the year ended December 31, 2017 were 0.61% and 7.96%, respectively.

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

For the year ended December 31, 2017, net interest income, on a tax equivalent basis, increased to $26.5 million from $22.8 million for the year ended December 31, 2016. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2017 were 2.92% and 3.13%, respectively, compared to 2.96% and 3.18% for the year ended December 31, 2016.

In general, the net interest rate spread and net yield on interest-earning assets for the current year is reflective of the balance sheet growth - primarily loan growth funded by deposits.

For the year ended December 31, 2017, total interest income, on a tax equivalent basis, was $32.4 million compared to $27.3 million for the prior year. The increase was due to an increase in the average balance of interest-earning assets coupled with a slight increase in the overall yield on interest-earning assets. Average interest-earning assets increased $130.3 million in 2017 over the 2016 amount. The change in average interest-earning assets primarily reflects a $131.4 million increase from the comparable prior year in average loans. A $6.5 million decrease in average other interest- earning assets was nearly offset by a $5.4 million increase in average investment securities. The year ended December 31, 2017 included approximately $229,000 of interest recoveries and prepayment premiums on loan payoffs compared to $730,000 for the same prior year period. The average rate earned on interest-earning assets increased 2 basis points from 3.81% for the year ended December 31, 2016 to 3.83% in the 2017 fiscal year.

Interest expense increased $1.3 million during the year ended December 31, 2017 to $5.9 million. For the year ended December 31, 2017, the average balance of interest-bearing deposits and FHLB-NY borrowings increased $71.9 million and $36.2 million, respectively. For the year ended December 31, 2017, the total cost for interest-bearing liabilities was 0.91% compared to 0.85% for the prior year. The Corporation continues to supplement its branch deposit network with a mix of wholesale repurchase agreements and Federal Home Loan Bank borrowings. The Federal Home Loan Bank borrowings in particular provide an alternative funding source that helps provide for better management of interest rate risk. At December 31, 2017 and 2016 brokered deposits totaled $25.9 million and $8.3 million, respectively.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2017, 2016 and 2015 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 34% for the years presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$673,314	$28,421	4.22%	$541,918	$23,762	4.38%	$502,981	$22,684	4.51%
Taxable investment securities	156,917	3,485	2.22%	148,852	2,904	1.95%	139,587	2,430	1.74%
Tax-exempt investment securities (2)	8,574	375	4.37%	11,229	566	5.04%	13,959	741	5.31%
Other interest-earning assets	7,515	106	1.41%	13,981	79	0.57%	12,775	40	0.31%
Total interest-earning assets	846,320	32,387	3.83%	715,980	27,311	3.81%	669,302	25,895	3.87%

Non-interest-earning assets:
Allowance for loan losses	(8,412)			(8,546)			(9,551)
Other assets	47,181			42,751			41,774
Total assets	$885,089			$750,185			$701,525

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$259,637	$709	0.27%	$234,847	$558	0.24%	$214,318	$568	0.27%
Savings deposits	89,586	92	0.10%	86,804	90	0.10%	79,276	84	0.11%
Time deposits	193,397	2,388	1.23%	149,067	1,644	1.10%	141,071	1,416	1.00%
FHLB-NY borrowings	74,440	1,177	1.58%	38,288	716	1.87%	47,837	850	1.78%
Subordinated Debentures and Subordinated Notes	23,285	1,492	6.41%	23,219	1,505	6.48%	12,736	908	7.13%
Total interest-bearing liabilities	640,345	5,858	0.91%	532,225	4,513	0.85%	495,238	3,826	0.77%
Non-interest bearing liabilities:
Demand deposits	173,936			165,348			147,756
Other liabilities	3,413			2,396			2,554
Shareholders' equity	67,395			50,216			55,977
Total liabilities and Shareholders' equity	$885,089			$750,185			$701,525

Net interest income (taxable equivalent basis)		26,529			22,798			22,069
Tax equivalent adjustment		(157)			(226)			(286)
Net interest income		$26,372			$22,572			$21,783

Net interest spread (taxable equivalent basis)			2.92%			2.96%			3.10%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.13%			3.18%			3.30%

(1) For purpose of these calculations, nonaccrual loans are included in the average balance. Fees are included in loan interest.
(2) The tax equivalent adjustments are based on a marginal tax rate of 34%. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

The following table compares net interest income for the years ended December 31, 2017 and 2016 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2017 Versus 2016			2016 Versus 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$5,575	$(916)	$4,659	$1,720	$(642)	$1,078
Taxable investment securities	164	416	580	168	306	474
Tax-exempt investment securities	(122)	(69)	(191)	(139)	(36)	(175)
Other interest-earning assets	(49)	76	27	4	35	39
Total interest-earning assets	5,568	(493)	5,075	1,753	(337)	1,416

Interest expense:
Interest-bearing demand deposits	63	88	151	52	(62)	(10)
Savings deposits	3	(1)	2	8	(2)	6
Time deposits	531	213	744	83	145	228
FHLB borrowings	586	(125)	461	(177)	43	(134)
Subordinated Debentures and Subordinated Notes	4	(17)	(13)	687	(90)	597
Total interest-bearing liabilities	1,187	158	1,345	653	34	687
Net change in net interest income	$4,381	$(651)	$3,730	$1,100	$(371)	$729

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

The Corporation recorded a provision for loan losses of $655,000 for the year ended December 31, 2017 compared to a negative loan loss provision of $1.4 million for the year ended December 31, 2016. The current year provision reflects the continued growth in the loan portfolio. In addition, due to a stabilization of the economic conditions and the overall real estate climate in the primary business markets in which the Corporation operates, the benefits from the related qualitative factors have been reduced, thus reducing the need to record a provision due to loan growth. The allowance for loan loss was $8.8 million, or 1.23% of total loans, as of December 31, 2017 compared to $7.9 million, or 1.31% of total loans, a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of net charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of loans to determine the risk that was inherent in the portfolio.

Nonperforming loans of $1.2 million at December 31, 2017, or 0.17% of total gross loans, reflected a slight increase from $606,000 of nonperforming loans, or 0.10% of total gross loans, at December 31, 2016. During the year ended December 31, 2017, the Corporation charged-off $4,000 of loan balances and recovered $206,000 in previously charged-off loans compared to $182,000 and $614,000, respectively, in the prior year. The allowance for loan losses related to the impaired loans decreased from $610,000 at December 31, 2016 to $609,000 at December 31, 2017.

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

Noninterest income was $3.3 million for the year ended December 31, 2017 as compared to $3.4 million for the prior year. The year ended December 31, 2017 included a $79,000 increase in income due to the purchase of an additional $2.0 million of bank-owned life insurance. In addition, gain on sales of mortgage loans were $178,000 for the year ended December 31, 2017 compared to gains of $164,000 realized in the prior year. Offsetting these increases, was a $62,000 decrease for the year ended December 31, 2017, due to the fact that noninterest income included only $1,000 of gains on calls and sales of securities which is below the $63,000 recognized in the prior year. In addition, the year ended December 31, 2017 included only $13,000 of gains on sales of OREO compared to $36,000 of gains during the year ended December 31, 2016.

Noninterest Expense

For the years ended December 31, 2017 and 2016, total noninterest expense was $20.3 million and $19.9 million respectively. The Corporation continues to appropriately control expenses. Increases in various expenses were offset by decreases in other expenses. The Corporation's largest expense is salaries and employee benefits, which increased $475,000.

Income Taxes

Income tax expense totaled $4.8 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively, representing effective tax rates of 54.8% and 36.3%. For the year ended December 31, 2017, tax expense reflects the previously discussed one-time charge related to the revaluation of the net deferred tax assets resulting from the enactment of the Tax Act. The Corporation anticipates that, as a result of the Tax Act its effective tax rate will be approximately 26.5% in 2018.

Financial Condition

Total assets at December 31, 2017 were $929.0 million, an increase of $133.5 million, or 16.8%, over the $795.5 million at December 31, 2016. Securities available-for-sale increased $14.4 million to $113.0 million while securities held to maturity were relatively unchanged. Net loans increased $106.6 million to $702.6 million at December 31, 2017 compared to $596.0 million at December 31, 2016, reflecting continued improvement in loan demand. Loans held for sale totaled $370,000 at December 31, 2017 compared to $773,000 million at December 31, 2016. There was no other real estate owned (OREO) at December 31, 2017 compared to $401,000 at December 31, 2016 reflecting the sale of several properties.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2017, net of allowance for loan losses, totaled $702.6 million, an increase of $106.6 million, or a 17.9% increase over the $596.0 million at December 31, 2016. Residential real estate mortgages increased $1.4 million. Although the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market, to generally maintain a consistent balance in the residential real estate portfolio, certain residential real estate loans were placed into the portfolio to partially compensate for payoffs and normal amortization. Of the loans sold in 2017, all but five loans totaling $1.8 million have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $504.0 million, or 70.8% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $96.8 million from $407.2 million, or 67.4% of the total loan portfolio, at December 31, 2016. Commercial loans increased $7.0 million to $89.1 million, representing 12.5% of the total loan portfolio. Consumer installment loans and home equity loans increased $2.4 million to $32.6 million.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2017, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Real estate mortgage:
Residential	$85,760	$84,321	$82,955	$77,836	$77,540
Commercial (1)	504,028	407,226	348,724	295,278	256,480

Commercial loans	89,056	82,065	64,860	75,852	73,890

Consumer loans:
Installment (2)	15,089	10,713	10,262	12,174	13,327
Home equity	17,548	19,566	19,425	15,950	12,538
Other	239	192	251	230	234

Total gross loans	711,720	604,083	526,477	477,320	434,009
Less: Allowance for loan losses	8,762	7,905	8,823	9,602	9,915
Deferred loan costs (fees)	397	226	98	19	(168)
Net loans	$702,561	$595,952	$517,556	$467,699	$424,262

(1) Includes construction loans.
(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2017 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$10,268	$37,864	$541,656	$589,788
Commercial	49,530	16,680	22,846	89,056
Consumer	144	2,106	30,626	32,876
Total gross loans	$59,942	$56,650	$595,128	$711,720

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2017, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$133,114	$446,406	$579,520
Commercial	15,810	23,716	39,526
Consumer	15,142	17,590	32,732
Total gross loans	$164,066	$487,712	$651,778

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $8.8 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2017.

Nonperforming Assets

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned (i.e., property acquired through foreclosure or deed in lieu of foreclosure). The Corporation’s loans are generally placed on a nonaccrual status when they become past due in excess of 90 days as to payment of principal and interest or earlier if collection of principal or interest is considered doubtful. Interest previously accrued on these loans and not yet paid is reversed against income during the current period. Interest earned thereafter may only be included in income to the extent that it is received in cash. Loans past due 90 days or more and accruing represent those loans which are in the process of collection, adequately collateralized and management believes all interest and principal owed will be collected. Restructured loans are loans that have been renegotiated to permit a borrower, who has incurred adverse financial circumstances, to continue to perform. Management can make concessions to the terms of the loan or reduce the contractual interest rates to below market rates in order for the borrower to continue to make payments.

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans (1):
Construction	$—	$—	$—	$—	$—
Residential real estate	295	—	—	96	755
Commercial real estate	701	528	484	1,284	6,592
Commercial	136	—	1,314	1,923	2,255
Consumer	62	78	84	325	617
Total nonaccrual loans	1,194	606	1,882	3,628	10,219

Total nonperforming loans	1,194	606	1,882	3,628	10,219
Other real estate owned	—	401	880	1,308	451
Total nonperforming assets (2)	$1,194	$1,007	$2,762	$4,936	$10,670

Allowance for loan losses	$8,762	$7,905	$8,823	$9,602	$9,915

Nonperforming loans to total gross loans	0.17%	0.10%	0.36%	0.76%	2.34%

Nonperforming assets to total assets	0.13%	0.13%	0.38%	0.71%	1.58%

Allowance for loan losses to total gross loans	1.23%	1.31%	1.68%	2.01%	2.28%

(1) Restructured loans classified in the nonaccrual category totaled $610,000, $528,000, $552,000, $824,000, and $1.4 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
(2) There were no loans past due ninety days or more and accruing for any years presented.

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

At December 31, 2017, the balance of nonaccrual loans were comprised of one residential real estate loan, three commercial real estate loans, two commercial loans and two consumer loans. During the year ended December 31, 2017, nonaccrual loans have increased $588,000 to $1,194,000. The increase reflects the addition of five loans to nonaccrual status partially offset by principal payments received.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at December 31, 2017 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports the collection of our remaining principal.

For loans not included in nonperforming loans, at December 31, 2017, the level of loans past due 30-89 days increased to $704,000 from $112,000 at December 31, 2016. We will continue to monitor delinquencies for early identification of new problem loans.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent imprecision of the overall loss estimation process. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. The Corporation continues to refine and enhance, as appropriate, its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined. During the year ended December 31, 2017, the Corporation decreased its unallocated allowance for loan losses by $5,000 to $7,000. Management believes that the reduction in unallocated reserves at December 31, 2017 is appropriate as, in addition to the above discussion, the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the year ended December 31, 2017, the provision for loan loss was $655,000 as compared to a negative provision for loan loss of $1.4 million for the year ended December 31, 2016. The total allowance for loan losses of $8.8 million represented 1.23% of total gross loans at December 31, 2017 compared to $7.9 million, or a ratio of 1.31%, at December 31, 2016.

At December 31, 2017 and 2016, the Corporation had $6.6 million and $8.0 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.9 million and $7.5 million had demonstrated a reasonable period of performance in accordance with their new terms at December 31, 2017 and 2016, respectively, and not included in the preceding table. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $582,000 and $610,000 have been allocated for the troubled debt restructurings at December 31, 2017 and 2016, respectively. As of December 31, 2016, the Corporation had committed $190,000 of additional funds to a single customer with an outstanding line of credit that is classified as a troubled debt restructuring. There were no such additional funds committed at December 31, 2017. The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. For the year ended December 31, 2017, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $374,000, of which $331,000 was included in interest income for the year ended December 31, 2017.

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. The net charge-offs reflect partial or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. While regular monthly payments continue to be made on many of the nonaccrual loans, certain charge-offs result, nevertheless, from the borrowers’ inability to provide adequate documentation evidencing their ability to continue to service their debt. Management believes the charge-off of these loan balances against reserves provides a clearer indication of the recoverable value of nonaccrual loans. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

As of December 31, 2017 and 2016, there were $12.1 and $12.7 million, respectively, of other loans not included in the preceding table or discussion of troubled debt restructurings, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. Management continues to monitor performance and credit conditions.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$7,905	$8,823	$9,602	$9,915	$10,641

Loans charged-off:
Construction	—	—	—	—	24
Residential real estate	—	—	—	7	83
Commercial real estate	—	96	—	1,110	3,785
Commercial	3	72	600	262	983
Consumer and other	1	14	2	6	146
Total loans charged-off	4	182	602	1,385	5,021

Recoveries of loans previously charged-off:
Construction	—	—	552	48	26
Residential real estate	—	—	26	—	—
Commercial real estate	100	162	151	858	112
Commercial	97	446	465	216	355
Consumer and other	9	6	4	—	27
Total recoveries of loans previously charged-off	206	614	1,198	1,122	520

Net loans charged-off (recovered)	(202)	(432)	(596)	263	4,501
Provisions charged (credited) to operations	655	(1,350)	(1,375)	(50)	3,775
Balance at end of period	$8,762	$7,905	$8,823	$9,602	$9,915

Net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.03)%	(0.08)%	(0.12)%	0.06%	1.02%

Balance of allowance for loan losses at the end of year to gross year end loans	1.23%	1.31%	1.68%	2.01%	2.28%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2017		2016		2015		2014		2013
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)
Real estate - residential	$68	12.1%	$66	14.0%	$109	15.8%	$142	16.3%	$460	17.9%
Real estate - commercial	5,564	70.8%	5,089	67.4%	4,774	66.2%	5,167	61.9%	5,782	59.1%
Commercial	3,058	12.5%	2,663	13.6%	3,698	12.3%	3,704	15.9%	3,373	17.0%
Consumer	65	4.6%	75	5.0%	121	5.7%	191	5.9%	291	6.0%
Unallocated	7	—%	12	—%	121	—%	398	—%	9	—%
Total allowance for loan losses	$8,762	100.0%	$7,905	100.0%	$8,823	100.0%	$9,602	100.0%	$9,915	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. Treasury, U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities, corporate debt securities and other equity investments, and has been classified as held to maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale increased to $113.0 million at December 31, 2017, from $98.6 million at December 31, 2016, an increase of $14.4 million, or 14.6%. Securities held to maturity increased $0.1 million, or 0.2%, to $52.4 million at December 31, 2017 from $52.3 million at December 31, 2016.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2017		2016		2015
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored agencies	$21,333	18.9%	$17,445	17.7%	$30,954	33.2%
Obligation of state and political subdivisions	3,165	2.8%	3,096	3.1%	1,410	1.5%
Mortgage-backed securities	63,834	56.5%	52,046	52.8%	45,237	48.4%
Asset-backed securities (a)	6,698	5.9%	8,267	8.4%	9,701	10.4%
Corporate debt	14,229	12.6%	14,037	14.2%	2,419	2.6%
Other equity investments	3,756	3.3%	3,692	3.8%	3,633	3.9%
Total	$113,015	100.0%	$98,583	100.0%	$93,354	100.0%

Securities held to maturity:
U.S. Treasury	$999	1.9%	$999	1.9%	$999	1.6%
U.S. government-sponsored agencies	27,075	51.6%	19,162	36.6%	15,109	24.9%
Obligations of state and political subdivisions	4,057	7.8%	7,102	13.6%	11,219	18.5%
Mortgage-backed securities	20,311	38.7%	25,067	47.9%	33,411	55.0%
Total	$52,442	100.0%	$52,330	100.0%	$60,738	100.0%

(a) Collateralized by student loans.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2017. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities. Non-debt securities and securities not due at a single maturity date, such as mortgage-backed securities and asset-backed securities, are not reflected in the table below.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Amortized cost	$1,000	$5,979	$9,866	$4,854	$21,699
Yield	1.04%	1.90%	2.61%	1.92%	2.19%
Obligations of state and political subdivisions:
Amortized cost	—	1,391	1,530	300	3,221
Yield	0.00%	1.66%	1.68%	2.75%	1.77%
Corporate debt:
Amortized cost	—	2,563	11,874	—	14,437
Yield	0.00%	2.10%	3.49%	0.00%	3.24%
Total amortized cost	$1,000	$9,933	$23,270	$5,154	$39,357
Weighted average yield	1.04%	1.92%	3.00%	1.97%	2.54%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held to maturity as of December 31, 2017. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$—	$999	$—	$—	$999
Yield	0.00%	1.41%	0.00%	0.00%	1.41%
U.S. government-sponsored agencies:
Carrying value	—	6,013	21,062	—	27,075
Yield	0.00%	2.13%	2.20%	0.00%	2.18%
Obligations of state and political subdivisions:
Carrying value	1,410	1,975	175	497	4,057
Yield	3.94%	3.94%	3.75%	1.70%	3.66%
Total carrying value	$1,410	$8,987	$21,237	$497	$32,131
Weighted average yield	3.94%	2.45%	2.21%	1.70%	2.34%

Deposits

The Corporation had deposits at December 31, 2017 totaling $764.1 million, an increase of $105.2 million, or 16.0%, over the comparable period of 2016, when deposits totaled $658.9 million. The Corporation relied on its branch network and current competitive products and services to grow deposits during 2017. Included in deposit balances were $25.9 million of brokered certificates of deposit at December 31, 2017 compared to $8.3 million at December 31, 2016.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand	$172,861	22.6%	$169,306	25.7%	$147,828	24.5%
Interest-bearing demand	307,180	40.2%	242,278	36.8%	228,737	37.8%
Savings deposits	83,114	10.9%	90,677	13.7%	81,836	13.5%
Certificates of deposit	200,944	26.3%	156,669	23.8%	146,352	24.2%
Total	$764,099	100.0%	$658,930	100.0%	$604,753	100.0%

As of December 31, 2017, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows:

Balances
(In thousands)
Three months or less	$15,254
Four months through six months	5,898
Seven months through twelve months	16,916
Over twelve months	71,624
$109,692

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2017. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(In thousands)
Assets:
Loans:
Real estate Mortgage	$43,122	$62,509	$484,157	$—	$589,788
Commercial	53,589	7,221	28,246	—	89,056
Consumer	13,958	3,417	15,501	—	32,876
Loans held for sale	370	—	—	—	370
Investment securities (1)	26,236	14,099	128,837	—	169,172
Other assets	712	—	—	46,792	47,504
Total assets	$137,987	$87,246	$656,741	$46,792	$928,766

Source of funds:
Interest-bearing demand	$307,180	$—	$—	$—	$307,180
Savings	83,114	—	—	—	83,114
Certificates of deposit	31,926	41,697	127,321	—	200,944
FHLB-NY advances	15,000	5,760	43,000	—	63,760
Subordinated Debentures	—	—	23,317	—	23,317
Other liabilities (including non-interest
bearing deposits)	—	—	—	176,786	176,786
Shareholders' equity	—	—	—	73,665	73,665
Total source of funds	$437,220	$47,457	$193,638	$250,451	$928,766

Interest rate sensitivity gap	$(299,233)	$39,789	$463,103	$(203,659)

Cumulative interest rate sensitivity gap	$(299,233)	$(259,444)	$203,659	$—

(1) Includes securities held to maturity, securities available-for sale and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2017, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 6.9%, or $2.0 million, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 4.2% or $1.2 million. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents - beginning	$11,680	$10,910
Operating activities:
Net income	3,947	4,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities	4,583	1,168
Net cash provided by operating activities	8,530	5,904
Net cash used in investing activities	(126,730)	(77,943)
Net cash provided by financing activities	127,790	72,809
Net increase in cash and cash equivalents	9,590	770
Cash and cash equivalents - ending	$21,270	$11,680

Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each period was operating income. Net cash provided by financing activities at December 31, 2017 included proceeds from the issuance of common stock.

On April 17, 2017, the Corporation closed an underwritten public offering of 2,509,090 shares of the Corporation’s common stock, which included 327,272 shares issued pursuant to the full exercise of the underwriter’s over-allotment option, at a price to the public of $8.25 per share, for aggregate gross proceeds of $20.7 million. The net proceeds to the Corporation, after deducting the underwriting discount and offering expenses, were $18.9 million. The Corporation is using the net proceeds of the offering to support organic growth and other general corporate purposes.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold.

The Corporation enters into commitments to extend credit, such as letters of credit, which are not reflected in the Corporation’s Audited Consolidated Statements of Financial Condition.

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$3,430	$703	$1,167	$685	$875
Total contracted cost obligations	$3,430	$703	$1,167	$685	$875

Other long-term liabilities/long-term debt
Time deposits	$200,944	$73,610	$112,015	$15,319	$—
Federal Home Loan Bank advances	63,760	20,760	38,000	5,000	—
Subordinated Debentures	7,217	—	—	—	7,217
Subordinated Notes	16,100	—	—	—	16,100
Total other long-term liabilities/long-term debt	$288,021	$94,370	$150,015	$20,319	$23,317

Other commitments - off balance sheet
Letters of credit	$309	$257	$—	$52	$—
Commitments to extend credit	11,370	11,370	—	—	—
Unused lines of credit	104,105	104,105	—	—	—
Total off balance sheet arrangements and contractual obligations	$115,784	$115,732	$—	$52	$—

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2017 and 2016, the borrowing capacity at the Discount Window was $4.7 million and $6.1 million, respectively. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2017 and 2016.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $309,000 in commitments under standby and commercial letters of credit, approximately $257,000 expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2017, the Corporation had residential mortgage commitments to extend credit aggregating approximately $512,000 at variable rates averaging 4.38% and $460,000 at fixed rates averaging 3.84%. Approximately $460,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $9.1 million were extended with variable rates averaging 4.37% and approximately $1.3 million extended at fixed rates averaging 4.43%. Generally, commitments were due to expire within approximately 90 days.

The unused lines of credit consist of $31.2 million relating to a home equity line of credit program and an unsecured line of credit program, $4.1 million relating to an unsecured overdraft protection program, and $68.8 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2017, the Bank's capital conservation buffer requirement was 1.25%, and the actual capital conservation buffer was 5.40%.

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

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2017.

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	8.88%	4.00%	N/A
Bank	10.12%	4.00%	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.24%	4.50%	6.50%
Tier 1
Corporation	10.96%	4.00%	N/A
Bank	12.24%	6.00%	8.00%
Total
Corporation	14.29%	8.00%	N/A
Bank	13.40%	8.00%	10.00%

As discussed in further detail in Note 8 to the consolidated financial statements, on August 28, 2015, the Corporation completed a private placement of Subordinated Notes. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semiannually, over their term. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stewardship Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stewardship Financial Corporation and Subsidiary (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Corporation’s auditor since 2013.

Short Hills, New Jersey
March 23, 2018

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$20,558	$11,508
Other interest-earning assets	712	172
Cash and cash equivalents	21,270	11,680

Securities available-for-sale	113,015	98,583
Securities held to maturity; estimated fair value of $51,551 (2017) and $51,530 (2016)	52,442	52,330
Federal Home Loan Bank of New York stock, at cost	3,715	3,515
Loans held for sale	370	773
Loans, net of allowance for loan losses of $8,762 (2017) and $7,905 (2016)	702,561	595,952
Premises and equipment, net	6,909	6,566
Accrued interest receivable	2,566	2,133
Other real estate owned, net	—	401
Bank owned life insurance	21,084	16,558
Other assets	4,834	7,044
Total assets	$928,766	$795,535

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$172,861	$169,306
Interest-bearing	591,238	489,624
Total deposits	764,099	658,930

Federal Home Loan Bank of New York advances	63,760	59,200
Subordinated Debentures and Subordinated Notes	23,317	23,252
Accrued interest payable	1,116	794
Accrued expenses and other liabilities	2,809	1,972
Total liabilities	855,101	744,148

Shareholders' equity
Common stock, no par value; 20,000,000 and 10,000,000 shares authorized; 8,652,804 and 6,121,329 shares issued and outstanding at December 31, 2017, and 2016, respectively	60,742	41,626
Retained earnings	14,307	11,082
Accumulated other comprehensive loss, net	(1,384)	(1,321)
Total Shareholders' equity	73,665	51,387
Total liabilities and Shareholders' equity	$928,766	$795,535

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$28,385	$23,724
Securities held to maturity:
Taxable	990	1,107
Nontaxable	197	345
Securities available-for-sale:
Taxable	2,292	1,673
Nontaxable	57	33
FHLB dividends	203	124
Other interest-earning assets	106	79
Total interest income	32,230	27,085

Interest expense:
Deposits	3,189	2,292
FHLB-NY borrowings	1,177	716
Subordinated Debentures and Subordinated Notes	1,492	1,505
Total interest expense	5,858	4,513
Net interest income before provision for loan losses	26,372	22,572
Provision for loan losses	655	(1,350)
Net interest income after provision for loan losses	25,717	23,922

Noninterest income:
Fees and service charges	2,111	2,159
Bank owned life insurance	526	447
Gain on calls and sales of securities, net	1	63
Gain on sales of mortgage loans	178	164
Gain on sale of other real estate owned	13	36
Miscellaneous	478	542
Total noninterest income	3,307	3,411

Noninterest expenses:
Salaries and employee benefits	11,455	10,980
Occupancy, net	1,630	1,598
Equipment	673	609
Data processing	1,811	1,915
Advertising	700	669
FDIC insurance premium	322	317
Charitable contributions	615	375
Bank-card related services	551	579
Other real estate owned, net	24	143
Miscellaneous	2,520	2,717
Total noninterest expenses	20,301	19,902
Income before income tax expense	8,723	7,431
Income tax expense	4,776	2,695
Net income	$3,947	$4,736

Basic and diluted earnings per common share	$0.50	$0.78

Weighted average number of basic and diluted common shares outstanding	7,906,791	6,109,983

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016
	(In thousands)

Net income	$3,947	$4,736

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	150	(594)
Reclassification adjustment for gains in net income	(1)	(39)
Accretion of unrealized loss on securities reclassified to held to maturity	28	120
Change in fair value of interest rate swap in a cash flow hedging relationship	(17)	37

Total other comprehensive income (loss)	160	(476)

Total comprehensive income	$4,107	$4,260

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2017 and 2016
					Accumulated
					Other
					Compre-
					hensive
	Preferred	Common Stock		Retained	Income
	Stock	Shares	Amount	Earnings	(Loss), Net	Total
	(Dollars in thousands, except per share amounts)

Balance – January 1, 2016	$—	6,085,528	$41,410	$7,008	$(845)	$47,573
Cash dividends declared ($0.11 per share)	—	—	—	(672)	—	(672)
Payment of discount on dividend reinvestment plan	—	—	(4)	—	—	(4)
Common stock issued under dividend reinvestment plan	—	13,043	81	—	—	81
Common stock issued under stock plans	—	3,717	22	—	—	22
Issuance of restricted stock	—	34,332	198	(198)	—	—
Amortization of restricted stock	—	—	—	181	—	181
Tax benefit from restricted stock vesting	—	—	5	—	—	5
Restricted stock forfeited	—	(15,291)	(86)	27	—	(59)
Net income	—	—	—	4,736	—	4,736
Other comprehensive loss	—	—	—	—	(476)	(476)

Balance – December 31, 2016	—	6,121,329	41,626	11,082	(1,321)	51,387
Issuance of common stock, net of costs	—	2,509,090	18,860	—	—	18,860
Cash dividends declared ($0.12 per share)	—	—	—	(961)	—	(961)
Payment of discount on dividend reinvestment plan	—	—	(5)	—	—	(5)
Common stock issued under dividend reinvestment plan	—	10,031	90	—	—	90
Common stock issued under stock plans	—	8,025	77	—	—	77
Issuance of restricted stock	—	20,876	185	(185)	—	—
Amortization of restricted stock	—	—	—	184	—	184
Tax benefit from restricted stock vesting	—	—	48	—	—	48
Restricted stock forfeited	—	(16,547)	(139)	17	—	(122)
Net income	—	—	—	3,947	—	3,947
Other comprehensive income	—	—	—	—	160	160
Reclassification due to the adoption of ASU 2018-02	—	—	—	223	(223)	—

Balance – December 31, 2017	$—	8,652,804	$60,742	$14,307	$(1,384)	$73,665

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$3,947	$4,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	399	380
Amortization of premiums and accretion of discounts, net	533	640
Amortization of restricted stock, net of forfeitures	62	122
Amortization of Subordinated Notes issuance cost	65	66
Accretion of deferred loan fees	145	118
Provision for loan losses	655	(1,350)
Originations of mortgage loans held for sale	(10,316)	(12,307)
Proceeds from sale of mortgage loans	10,897	13,220
Gain on sales of mortgage loans	(178)	(164)
Gain on sales and calls of securities	(1)	(63)
Gain on sale of other real estate owned	(13)	(36)
Deferred income tax expense	1,419	722
Excess tax benefit from restricted stock vesting	48	—
Increase in accrued interest receivable	(433)	(166)
Increase in accrued interest payable	322	3
Earnings on bank owned life insurance	(526)	(447)
Decrease in other assets	686	6
Increase in other liabilities	819	424
Net cash provided by operating activities	8,530	5,904

Cash flows from investing activities:
Purchase of securities available-for-sale	(29,201)	(44,228)
Proceeds from maturities and principal repayments on securities available-for-sale	14,096	14,707
Proceeds from sales and calls on securities available-for-sale	500	22,853
Purchase of securities held to maturity	(8,173)	(35,448)
Proceeds from maturities and principal repayments on securities held to maturity	6,665	11,944
Proceeds from calls on securities held to maturity	1,320	31,955
Purchase of FHLB-NY stock	(11,650)	(2,180)
Sale of FHLB-NY stock	11,450	1,273
Net increase in loans	(107,409)	(77,568)
Proceeds from sale of other real estate owned	414	896
Purchase of bank owned life insurance	(4,000)	(2,000)
Additions to premises and equipment	(742)	(147)
Net cash used in investing activities	(126,730)	(77,943)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	3,555	21,478
Net increase in interest-bearing deposits	101,614	32,699
Increase in long term borrowings	25,000	18,000
Decrease in long term borrowings	(15,000)	(10,000)
Net increase (decrease) in short term borrowings	(5,440)	11,200
Proceeds from issuance of common stock, net of costs	18,860	—
Cash dividends paid on common stock	(961)	(672)
Payment of discount on dividend reinvestment plan	(5)	(4)
Issuance of common stock	167	103
Excess tax benefit from restricted stock vesting	—	5
Net cash provided by financing activities	127,790	72,809

Net increase in cash and cash equivalents	9,590	770
Cash and cash equivalents - beginning	11,680	10,910
Cash and cash equivalents - ending	$21,270	$11,680

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2017	2016
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,536	$4,510
Cash paid during the year for income taxes	$2,322	$1,589
Transfers from loans to other real estate owned	$—	$404

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

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on their level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as income.

Loans held for sale

Loans held for sale generally represent mortgage loans originated and intended for sale in the secondary market, which are carried at the lower of cost or fair value on an aggregate basis. Mortgage loans held for sale are carried net of deferred fees, which are recognized as income at the time the loans are sold to permanent investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the carrying value. All loans are generally sold with loan servicing rights released to the buyer.

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

The general component of the allowance is based on historical loss experience, including an appropriate loss emergence period, adjusted for qualitative factors. The historical loss experience is determined for each portfolio segment and class, and is based on the actual loss history experienced by the Corporation over the most recent five years. The Bank prepares an analysis for each portfolio segment, which examines the historical loss experience as well as the loss emergence period. The analysis is updated quarterly for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment or class. These qualitative factors include consideration of the following: levels of and trends in charge-offs; levels of and trends in delinquencies and impaired loans; levels and trends in loan size; levels of real estate concentrations; national and local economic trends and conditions; the depth and experience of lending management and staff; and other changes in lending policies, procedures, and practices.

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

Commercial Real Estate – Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and generally are considered to involve a greater degree of risk than residential real estate loans. Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

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

Income taxes

The Corporation records income taxes in accordance with ASC 740, Income Taxes, as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. Deferred tax assets and liabilities are reported as a component of other assets on the consolidated statements of financial condition.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2017 the Bank could have paid dividends totaling approximately $10.4 million. At December 31, 2017, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. As the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new revenue recognition standard does not have a material change related to the timing or amount of revenue recognition. The Corporation has completed its evaluation and will adopt the guidance in the first quarter of 2018.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years, including interim periods, beginning after December 15, 2017. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation's adoption of the guidance will not have an impact on the Corporation's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. In that regard, the Corporation has formed a working group, under the direction of the Chief Financial Officer. The Corporation is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 ("Tax Act").  ASU No. 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new federal corporate income tax rate under the Tax Act. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35% and the newly enacted 21% corporate income tax rate.  This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Corporation's early adoption of ASU No. 2018-02 resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings of $223,000, reflected in the Consolidated Statements of Changes in Shareholders' Equity. See footnote 19 for further information.

Note 2. SECURITIES - AVAILABLE-FOR-SALE AND HELD TO MATURITY

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,699	$30	$396	$21,333
Obligations of state and political subdivisions	3,221	—	56	3,165
Mortgage-backed securities	64,775	70	1,011	63,834
Asset-backed securities (a)	6,672	30	4	6,698
Corporate debt	14,437	94	302	14,229
Total debt securities	110,804	224	1,769	109,259
Other equity investments	3,982	—	226	3,756
Total	$114,786	$224	$1,995	$113,015

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,789	$61	$405	$17,445
Obligations of state and political subdivisions	3,238	—	142	3,096
Mortgage-backed securities	52,785	150	889	52,046
Asset-backed securities (a)	8,392	—	125	8,267
Corporate debt	14,504	50	517	14,037
Total debt securities	96,708	261	2,078	94,891
Other equity investments	3,886	—	194	3,692
Total	$100,594	$261	$2,272	$98,583

(a) Collateralized by student loans.

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2017 and 2016 were $500,000 and $22,853,000, respectively. There were gross gains totaling $1,000 and no gross losses realized on sales or calls during the year ended December 31, 2017. There were gross gains totaling $12,000 and no gross losses realized on sales or calls during the year ended December 31, 2016.

The fair value of available-for-sale securities pledged to secure public deposits for the years ended December 31, 2017 and 2016 was $990,000. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

The following is a summary of the held to maturity securities and related gross unrealized gains and losses:

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$11	$988
U.S. government-sponsored agencies	27,075	4	760	26,319
Obligations of state and political subdivisions	4,057	21	23	4,055
Mortgage-backed securities	20,311	76	198	20,189
Total	$52,442	$101	$992	$51,551

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$4	$995
U.S. government-sponsored agencies	19,162	28	865	18,325
Obligations of state and political subdivisions	7,102	75	30	7,147
Mortgage-backed securities	25,067	163	167	25,063
Total	$52,330	$266	$1,066	$51,530

Cash proceeds realized from calls of securities held to maturity for the year ended December 31, 2017 and 2016 were $1,320,000 and $31,955,000, respectively. There were no gross gains and no gross losses realized from calls during the year ended December 31, 2017. There were gross gains totaling $51,000 and no gross losses realized from calls for the year ended December 31, 2016.

The fair value of held to maturity securities pledged to secure public deposits for the years ended December 31, 2017 and 2016 was $789,000 and $450,000, respectively. See also Note 7 to the consolidated financial statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year end 2017 and 2016, the Corporation had no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

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

	December 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale
Within one year	$1,000	$999
After one year, but within five years	9,933	9,837
After five years, but within ten years	23,270	22,899
After ten years	5,154	4,992
Mortgage-backed securities	64,775	63,834
Asset-backed securities	6,672	6,698
Total	$110,804	$109,259

Held to maturity
Within one year	$1,410	$1,413
After one year, but within five years	8,987	8,935
After five years, but within ten years	21,237	20,540
After ten years	497	474
Mortgage-backed securities	20,311	20,189
Total	$52,442	$51,551

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2017 and 2016, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2017 and 2016.

Available-for-Sale
December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$8,260	$(70)	$11,174	$(326)	$19,434	$(396)
Obligations of state and political subdivisions	1,384	(7)	1,781	(49)	3,165	(56)
Mortgage-backed securities	30,575	(201)	26,809	(810)	57,384	(1,011)
Asset-backed securities	—	—	3,013	(4)	3,013	(4)
Corporate debt	—	—	9,135	(302)	9,135	(302)
Other equity investments	—	—	3,696	(226)	3,696	(226)
Total temporarily impaired securities	$40,219	$(278)	$55,608	$(1,717)	$95,827	$(1,995)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$10,548	$(260)	$3,402	$(145)	$13,950	$(405)
Obligations of state and political subdivisions	3,095	(142)	—	—	3,095	(142)
Mortgage-backed securities	35,009	(779)	3,360	(110)	38,369	(889)
Asset-backed securities	—	—	8,267	(125)	8,267	(125)
Corporate debt	8,031	(473)	956	(44)	8,987	(517)
Other equity investments	—	—	3,632	(194)	3,632	(194)
Total temporarily impaired securities	$56,683	$(1,654)	$19,617	$(618)	$76,300	$(2,272)

Held to Maturity
December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	10,032	(139)	15,265	(621)	25,297	(760)
Obligations of state and political subdivisions	—	—	474	(23)	474	(23)
Mortgage-backed securities	9,531	(114)	3,896	(84)	13,427	(198)
Total temporarily impaired securities	$20,551	$(264)	$19,635	$(728)	$40,186	$(992)

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
U.S. government- sponsored agencies	17,022	(865)	—	—	17,022	(865)
Obligations of state and political subdivisions	476	(30)	—	—	476	(30)
Mortgage-backed securities	12,901	(167)	—	—	12,901	(167)
Total temporarily impaired securities	$31,394	$(1,066)	$—	$—	$31,394	$(1,066)

Other-Than-Temporary-Impairment

At December 31, 2017, there were available-for-sale investments comprising thirteen U.S. government-sponsored agency securities, four obligations of state and political subdivision securities, forty-one mortgage-backed securities, one asset-backed security, nine corporate debt securities, and one other equity investments security in a continuous loss position for twelve months or longer. At December 31, 2017, there were held to maturity investments comprising fifteen U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and nine mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at December 31, 2017 and 2016 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2017 and 2016, respectively, the loan portfolio consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Commercial:
Secured by real estate	$31,684	$34,213
Other	57,372	47,852
Commercial real estate	493,542	382,551
Commercial construction	2,152	14,943
Residential real estate	85,760	84,321
Consumer:
Secured by real estate	32,207	30,176
Other	563	244
Government Guaranteed Loans - guaranteed portion	8,334	9,732
Other	106	51
Total gross loans	711,720	604,083

Less: Deferred loan costs, net	397	226
Allowance for loan losses	8,762	7,905
	9,159	8,131

Loans, net	$702,561	$595,952

The Corporation purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2017 and 2016, these loans aggregated approximately $3,248,000 and $2,935,000, respectively. Included in the December 31, 2016 balance is one existing loan to an affiliate of a new director in the amount of $425,000. During the year ended December 31, 2017, new loans totaling $2,319,000 were granted and repayments totaled approximately $2,006,000. The loans, at December 31, 2017 and 2016, were current as to principal and interest payments.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2017
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$2,663	$301	$(3)	$97	$3,058
Commercial real estate	4,734	697	—	100	5,531
Commercial construction	355	(322)	—	—	33
Residential real estate	66	2	—	—	68
Consumer	75	(19)	—	8	64
Other	—	1	(1)	1	1
Unallocated	12	(5)	—	—	7
Balance, ending	$7,905	$655	$(4)	$206	$8,762

	Year Ended December 31, 2016
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$3,698	$(1,409)	$(72)	$446	$2,663
Commercial real estate	4,660	8	(96)	162	4,734
Commercial construction	114	241	—	—	355
Residential real estate	109	(43)	—	—	66
Consumer	118	(37)	(11)	5	75
Other	3	(1)	(3)	1	—
Unallocated	121	(109)	—	—	12
Balance, ending	$8,823	$(1,350)	$(182)	$614	$7,905

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2017 and 2016:

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$34	$575	$—	$—	$—	$—	$—	$—	$609
Collectively evaluated for impairment	3,024	4,956	33	68	64	—	1	7	8,153

Total ending allowance balance	$3,058	$5,531	$33	$68	$64	$—	$1	$7	$8,762

Loans:
Loans individually evaluated for impairment	$549	$6,236	$—	$295	$62	$—	$—	$—	$7,142
Loans collectively evaluated for impairment	88,507	487,306	2,152	85,465	32,708	8,334	106	—	704,578

Total ending loan balance	$89,056	$493,542	$2,152	$85,760	$32,770	$8,334	$106	$—	$711,720

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$9	$601	$—	$—	$—	$—	$—	$—	$610
Collectively evaluated for impairment	2,654	4,133	355	66	75	—	—	12	7,295

Total ending allowance balance	$2,663	$4,734	$355	$66	$75	$—	$—	$12	$7,905

Loans:
Loans individually evaluated for impairment	$1,698	$6,331	$—	$—	$78	$—	$—	$—	$8,107
Loans collectively evaluated for impairment	80,367	376,220	14,943	84,321	30,342	9,732	51	—	595,976

Total ending loan balance	$82,065	$382,551	$14,943	$84,321	$30,420	$9,732	$51	$—	$604,083

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Commercial:
Secured by real estate	$136	$—
Commercial real estate	701	528
Residential real estate	295	—
Consumer:
Secured by real estate	62	78

Total nonaccrual loans	$1,194	$606

At December 31, 2017 and 2016 there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loans at and for the periods indicated:

	At And For The Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$389	$389		$964	$70
Commercial real estate	3,442	3,124		3,148	121
Residential real estate	295	295		59	—
Consumer:
Secured by real estate	71	62		70	—

With an allowance recorded:
Commercial:
Secured by real estate	33	32	$27	45	—
Other	128	128	7	171	12
Commercial real estate	3,112	3,112	575	3,144	128
Total impaired loans	$7,470	$7,142	$609	$7,601	$331

During the year ended December 31, 2017, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$1,481	$1,353		$2,018	$92
Other	—	—		27	—
Commercial real estate	3,448	3,156		3,128	181
Commercial construction	—	—		—	—
Residential real estate	—	—		—	—
Consumer:
Secured by real estate	81	78		81	—

With an allowance recorded:
Commercial:
Secured by real estate	120	120	$—	186	7
Other	225	225	9	247	17
Commercial real estate	3,175	3,175	601	4,109	130
Total impaired loans	$8,530	$8,107	$610	$9,796	$427

During the year ended December 31, 2016, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$186	$—	$—	$186	$31,498	$31,684
Other	8	—	—	8	57,364	57,372
Commercial real estate	300	—	599	899	492,643	493,542
Commercial construction	—	—	—	—	2,152	2,152
Residential real estate	314	—	—	314	85,446	85,760
Consumer:
Secured by real estate	—	—	28	28	32,179	32,207
Other	—	—	—	—	563	563
Government Guaranteed Loans	—	—	—	—	8,334	8,334
Other	—	—	—	—	106	106
Total	$808	$—	$627	$1,435	$710,285	$711,720

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$—	$—	$34,213	$34,213
Other	—	—	—	—	47,852	47,852
Commercial real estate	106	—	—	106	382,445	382,551
Commercial construction	—	—	—	—	14,943	14,943
Residential real estate	—	—	—	—	84,321	84,321
Consumer:
Secured by real estate	6	—	40	46	30,130	30,176
Other	—	—	—	—	244	244
Government Guaranteed Loans	—	—	—	—	9,732	9,732
Other	—	—	—	—	51	51
Total	$112	$—	$40	$152	$603,931	$604,083

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

At December 31, 2017 and 2016, the Corporation had $6.6 million and $8.0 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.9 million and $7.5 million had demonstrated a reasonable period of performance in accordance with their new terms at December 31, 2017 and 2016, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $582,000 and $610,000 have been recorded for the troubled debt restructurings at December 31, 2017 and 2016, respectively, and are included in the table above. As of December 31, 2016, the Corporation had committed $190,000 of additional funds to a single customer with an outstanding commercial line that is classified as a troubled debt restructuring. There were no such additional funds committed at December 31, 2017.

There were no loans that were modified as troubled debt restructuring during the year ended December 31, 2017.

The following table presents the number of loans and their recorded investment immediately prior to the modification date and immediately after the modification date by class that were modified as troubled debt restructurings during the year ended December 31, 2016:

	December 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)

Commercial:
Secured by real estate	2	$786	$786
Total	2	$786	$786

During the year ended December 31, 2016, two related commercial loans - secured by real estate were modified as troubled debt restructurings. The borrowers demonstrated historical loan and real estate tax payment issues and financial statements for these borrowers were considered weak. The modification of the terms of both loans represented a consolidation of the existing loans and a reduction in the interest rate to a market interest rate. These loans had a pre- and post-modification balance of $786,000 as of the date of modification.

For the years ended December 31, 2017 and 2016, there was a net decrease in the allowance for loan losses of $28,000 and $98,000, respectively, related to troubled debt restructurings. There were no charge-offs in 2017 or 2016 related to these troubled debt restructurings.

There were no loans modified as TDRs within the previous 12 months from both December 31, 2017 and 2016, which had a payment default (90 days or more past due) during the years ended December 31, 2017 and 2016.

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2017 and 2016, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,025	$2,153	$506	$—	$—	$31,684
Other	56,632	216	524	—	—	57,372
Commercial real estate	481,443	10,023	2,076	—	—	493,542
Commercial construction	2,152	—	—	—	—	2,152
Total	$569,252	$12,392	$3,106	$—	$—	$584,750

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$32,159	$1,601	$453	$—	$—	$34,213
Other	46,865	404	583	—	—	47,852
Commercial real estate	366,251	14,345	1,955	—	—	382,551
Commercial construction	14,943	—	—	—	—	14,943
Total	$460,218	$16,350	$2,991	$—	$—	$479,559

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2017 and 2016.

	December 31, 2017
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,446	$314	$85,760
Consumer:
Secured by real estate	32,179	28	32,207
Other	563	—	563
Total	$118,188	$342	$118,530

	December 31, 2016
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$84,321	$—	$84,321
Consumer:
Secured by real estate	30,130	46	30,176
Other	244	—	244
Total	$114,695	$46	$114,741

Note 4. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(In thousands)

Land	$3,240	$3,240
Buildings and improvements	4,505	4,494
Leasehold improvements	1,923	1,902
Furniture, fixtures, and equipment	1,605	964
	11,273	10,600
Less: accumulated depreciation and amortization	4,364	4,034
Total premises & equipment, net	$6,909	$6,566

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $399,000 and $380,000 in 2017 and 2016, respectively.

Note 5. OTHER REAL ESTATE OWNED

The balance of other real estate owned consists of the following at December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(In thousands)

Acquired by foreclosure or deed in lieu of foreclosure	$—	$404
Allowance for losses on other real estate owned	—	(3)
Other real estate, net	$—	$401

Activity in the allowance for losses on other real estate owned was as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)

Beginning of year	$3	$—
Additions charged to expense	—	23
Reductions from sales of other real estate owned	(3)	(20)
End of year	$—	$3

Net gain on sale of other real estate owned totaled $13,000 and $36,000 for the years ended December 31, 2017 and 2016, respectively.

Expenses related to other real estate owned include:

	Years Ended December 31,
	2017	2016
	(In thousands)

Provision for unrealized losses	$—	$23
Operating expenses, net of rental income	24	120
End of year	$24	$143

Note 6. DEPOSITS

The following table presents deposits at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)

Noninterest-bearing demand	$172,861	$169,306

Interest-bearing checking accounts	196,924	199,672
Money market accounts	110,256	42,606
Total interest-bearing demand	307,180	242,278

Statement savings and clubs	77,284	82,521
Business savings	5,830	8,156
Total savings	83,114	90,677

IRA investment and variable rate savings	33,236	28,771
Brokered certificates	25,944	8,299
Money market certificates	141,764	119,599
Total certificates of deposit	200,944	156,669

Total interest-bearing deposits	591,238	489,624
Total deposits	$764,099	$658,930

Certificates of deposit with balances of $100,000 or more at December 31, 2017 and 2016, totaled $109,692,000 and $96,772,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

Year Ended
December 31,	Balances
(In thousands)

2018	$73,610
2019	86,853
2020	25,162
2021	9,284
2022	6,035
$200,944

The following table presents interest expense on deposits at December 31, 2017 and 2016 summarized as follows:

	December 31,
	2017	2016
	(In thousands)

Total interest bearing demand	$709	$558
Total savings	91	89
Total certificates of deposit	2,389	1,645
Total interest expense	$3,189	$2,292

Note 7. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2017		December 31, 2016
Advances Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within one year	$20,760	1.59%	$26,200	1.03%
After one year, but within two years	33,000	1.76%	15,000	1.73%
After two years, but within three years	5,000	1.88%	13,000	1.86%
After three years, but within four years	5,000	1.68%	—	—%
After four years, but within five years	—	—%	5,000	1.68%
Total advances maturing	$63,760	1.71%	$59,200	1.45%

During 2017 and 2016, the maximum amount of FHLB-NY advances outstanding at any month end was $93.8 million and $59.2 million, respectively. The average amount of advances outstanding during the years ended December 31, 2017 and 2016 was $74.4 million and $38.3 million, respectively. At December 31, 2017, FHLB advances totaling $10.0 million had a quarterly call feature which has reached its first call date.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying mortgage loans and by certain securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2017 and 2016, the advances were collateralized by $73.0 million and $69.6 million, respectively, of first mortgage loans under the blanket lien arrangement. Additionally, the advances were collateralized by $49.3 million and $34.5 million of investment securities as of December 31, 2017 and 2016, respectively. Based on the collateral, the Corporation was eligible to borrow up to a total of $122.3 million at December 31, 2017 and $104.1 million at December 31, 2016.

The Corporation has the ability to borrow overnight with the FHLB-NY. There were no overnight borrowings with the FHLB-NY as of December 31, 2017. As of December 31, 2016, overnight borrowings with the FHLB-NY were $11.2 million. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2017 and 2016, the Corporation’s borrowing capacity at the Discount Window was $4.7 million and $6.1 million, respectively. In addition, at both December 31, 2017 and 2016 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38.0 million, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2017 and 2016.

Note 8. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

			Carrying Amount
			December 31,
Issue	Maturity	Rate	2017	2016
			(In thousands)

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217	$7,217
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	16,100	16,035
		Total	$23,317	$23,252

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds of the Capital Securities to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of the Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2017 and 2016, the rate on both the Capital Securities and the Subordinated Debentures was 4.55% and 3.94%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Corporation's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.1 million and $16.0 million at December 31, 2017 and 2016, respectively, which includes $500,000 and $565,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue.

Note 9. REGULATORY CAPITAL REQUIREMENTS

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At December 31, 2017, the Bank's capital conservation buffer requirement was 1.25% and the actual capital conservation buffer was 5.40%.

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

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Tier 1 Leverage ratio
Corporation	$81,886	8.88%	$36,867	4.00%	N/A	N/A
Bank	92,824	10.12%	36,698	4.00%	$45,872	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	92,824	12.24%	34,113	4.50%	49,274	6.50%

Tier 1
Corporation	81,886	10.96%	29,889	4.00%	N/A	N/A
Bank	92,824	12.24%	45,484	6.00%	60,645	8.00%

Total
Corporation	106,748	14.29%	59,777	8.00%	N/A	N/A
Bank	101,586	13.40%	60,645	8.00%	75,807	10.00%

December 31, 2016
Tier 1 Leverage ratio
Corporation	$59,591	7.65%	$31,151	4.00%	N/A	N/A
Bank	72,355	9.32%	31,055	4.00%	$38,818	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	72,355	11.13%	29,263	4.50%	42,269	6.50%

Tier 1
Corporation	59,591	9.35%	25,504	4.00%	N/A	N/A
Bank	72,355	11.13%	39,018	6.00%	52,024	8.00%

Total
Corporation	83,531	13.10%	51,008	8.00%	N/A	N/A
Bank	80,260	12.34%	52,024	8.00%	65,030	10.00%

As presented above, at December 31, 2017 and 2016, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Note 10. BENEFIT PLANS

During 2016 the Corporation had a noncontributory profit sharing plan covering all eligible employees. Contributions were determined by the Corporation’s Board of Directors on an annual basis. Total profit sharing expense for the year ended December 31, 2016 was $285,000. The profit sharing plan was frozen at December 31, 2016.

The Corporation also has a 401(k) plan which covers all eligible employees. Participants may elect to contribute a percentage, up to 100%, of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation's matching contribution is determined on an annual basis. For the year ended December 31, 2017, the Corporation matched 50% of the participant’s first 7% contribution. For the year ended December 31, 2016, the Corporation matched 50% of the participant's first 5% contribution. Total 401(k) expense for the years ended December 31, 2017 and 2016 amounted to approximately $173,000 and $129,000, respectively.

The Corporation offers an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 2,724 and 3,459 shares during 2017 and 2016, respectively. At December 31, 2017, the Corporation had 168,569 shares reserved for issuance under this plan.

During 2017, the Corporation introduced a Supplemental Executive Retirement Plan (“SERP”) for the President / Chief Executive Officer of the Corporation. The SERP provides a supplemental retirement income benefit upon the attainment of age 66 or separation of service. SERP benefits are payable in equal monthly installments for 180 months. Benefits are also payable upon death. The estimated present value of future benefits is accrued over the period from the effective date of the agreement until the expected retirement date. The Corporation recorded SERP expense of $258,000 for the year ended December 31, 2017. The benefits accrued under the SERP included in Accrued Expenses and Other Liabilities totaled $258,000 at December 31, 2017 and are unfunded.

Note 11. STOCK-BASED COMPENSATION

At December 31, 2017, the Corporation maintained the following stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive their monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 2,855 and 6,532 shares for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Corporation had 514,649 shares authorized but unissued for this plan.

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

Changes in nonvested restricted shares were as follows:

	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Balance January 1	68,586	$5.52	64,970	$5.29
Granted	20,876	8.88	34,332	5.76
Vested	(34,675)	5.40	(24,996)	5.24
Forfeited	(3,259)	6.41	(5,720)	5.53
Balance December 31	51,528	$6.91	68,586	$5.52

Stock based compensation expense related to stock grants to associates was $62,000 and $121,000 for the years ended December 31, 2017 and 2016, respectively.

There were 5,000 unrestricted stock awards granted to the members of the Board of Directors during the year ended December 31, 2017. Expense related to stock grants to directors was $50,000 for the year ended December 31, 2017. There were no unrestricted stock awards granted during the year ended December 31, 2016.

At December 31, 2017 the Corporation had 80,783 shares authorized but unissued for this plan.

Note 12. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016
	(Dollars in thousands, except per share amounts)

Net income available to common shareholders	$3,947	$4,736

Weighted average common shares outstanding - basic and diluted	7,906,791	6,109,983

Basic and diluted earnings per common share	$0.50	$0.78

There were no stock options to purchase shares of common stock for the years ended December 31, 2017 or 2016.

Note 13. INCOME TAXES

The Tax Cuts and Jobs Act ("Tax Act) was signed into law on December 22, 2017. Included as part of the law was a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. Based upon the change in the tax rate, the Corporation revalued its net deferred tax asset at December 31, 2017. As a result of the enactment of the Tax Act, the Corporation recognized an additional tax expense of $1.4 million for the year ended December 31, 2017.

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Current tax expense
Federal	$2,438	$1,394
State	919	579
	3,357	1,973
Deferred tax expense
Federal	1,555	624
State	(128)	175
Valuation allowance	(8)	(77)
	1,419	722
Total	$4,776	$2,695

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

	Years Ended December 31,
	2017	2016
	(In thousands)

Federal income tax	$2,966	$2,527
Add (deduct) effect of:
State income taxes, net of federal income tax effect	606	533
Nontaxable interest income	(129)	(153)
Effect of change in Federal statutory tax rate	1,420	—
Bank owned life insurance	(198)	(147)
Nondeductible expenses	(31)	12
Change in valuation reserve	(8)	(77)
Out of period adjustment for state fixed asset basis	150	—
Effective federal income taxes	$4,776	$2,695

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,455	$3,157
Accrued compensation	91	83
Nonaccrual loan interest	12	3
Depreciation	202	340
Contribution carry forward	2	55
Restricted stock	—	55
Mortgage servicing rights	(5)	—
Accrued contributions	167	144
Unrealized loss on securities available-for-sale	498	335
Alternate minimum tax	—	270
	3,422	4,442
Valuation reserve	(2)	(10)
	3,420	4,432
Deferred tax liabilities
OREO reserve	—	1
Other	—	4
	—	5
Net deferred tax assets	$3,420	$4,427

At December 31, 2017 and 2016, the Corporation has provided a valuation allowance relating to a state tax benefit of contribution carryforwards. Management has determined that it is more likely than not that it will not be able to realize this deferred tax benefit.

The Corporation has approximately $2.2 million of taxes paid in the carryback period that could be utilized against the deferred tax asset. The remaining $1.2 million of net deferred tax assets more likely than not will be utilized through future earnings.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2017 and 2016 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2017 and 2016. There were no tax interest and penalties accrued for the years ended December 31, 2017 and 2016.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the States of New Jersey and New York.

The Corporation is no longer subject to examination by taxing authorities for years before 2015.

Note 14. COMMITMENTS AND CONTINGENCIES

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

At December 31, 2017, the Corporation had residential mortgage commitments to extend credit aggregating approximately $512,000 at variable rates averaging 4.38% and $460,000 at fixed rates averaging 3.84%. Approximately $460,000 of these loan commitments will be sold to investors upon closing. Commercial, construction, and home equity loan commitments of approximately $9.1 million were extended with variable rates averaging 4.37% and approximately $1.3 million extended at fixed rates averaging 4.43%. Generally, commitments were due to expire within approximately 90 days.

Additionally, at December 31, 2017, the Corporation was committed for approximately $104.1 million of unused lines of credit, consisting of $31.2 million relating to a home equity line of credit program and an unsecured line of credit program, $4.1 million relating to an unsecured overdraft protection program, and $68.8 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $309,000 at December 31, 2017, of which $257,000 expires within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2017, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ended	Minimum
December 31,	Rent
(In thousands)

2018	$703
2019	631
2020	536
2021	359
2022	326
Thereafter	875
$3,430

Rental expense under long-term operating leases for branch offices amounted to approximately $873,000 and $874,000 during the years ended December 31, 2017 and 2016, respectively. Rental income was approximately $36,000 and $40,000 for the years ended December 31, 2017 and 2016, respectively.

Contingencies

The Corporation is also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.

Note 15. INTEREST RATE SWAP

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge: During the second quarter of 2017, the Corporation entered into a forward-starting interest rate swap with an effective date of December 18, 2017 and a notional amount of $7.0 million. Prior to 2017, the Corporation had entered into a swap with a notional amount of $7.0 million which matured on March 17, 2016. Both were designated as a cash flow hedge of the Subordinated Debentures (See Note 8 of the consolidated financial statements) and were determined to be fully effective during the years ended December 31, 2017 and 2016. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. As of December 31, 2017, the Corporation has secured the interest rate swap by pledging investment securities with a fair value of $473,000.

Summary information as of December 31, 2017 about the interest swap designated as a cash flow hedge is as follows:

Notional amount	$7,000,000
Pay rate	5.323%
Receive rate	3 month LIBOR plus 2.95%
Maturity	June 17, 2027
Unrealized loss	$(29,000)

The net expense recorded on the swap transaction totaled $2,000 and $53,000 for the years ended December 31, 2017 and 2016, respectively, and is reported as a component of interest expense – Subordinated Debentures and Subordinated Notes.

The fair value of the interest rate swap of ($29,000) at December 31, 2017 was included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

	Year Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)

Interest rate contract	$(21)	$—	$—

	Year Ended December 31, 2016
	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)

Interest rate contract	$37	$—	$—

Note 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Corporation measures impairment of collateralized loans and other real estate owned (“OREO”) based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan or OREO is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. OREO is initially recorded at fair value less estimated selling costs. For collateral dependent loans and OREO, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. In the appraisal process, the independent appraiser routinely adjusts for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Methods for valuing non-real estate collateral include using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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
	December 31, 2017
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$21,333	$—	$21,333	$—
Obligations of state and political subdivisions	3,165	—	3,165	—
Mortgage-backed securities	63,834	—	63,834	—
Asset-backed securities	6,698	—	6,698	—
Corporate bonds	14,229	—	14,229	—
Other equity investments	3,756	3,696	60	—
Total available-for-sale securities	$113,015	$3,696	$109,319	$—

Liabilities:
Interest rate swap	$29	$—	$29	$—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the years ended December 31, 2017 and 2016. There were no changes to the valuation techniques for fair value measurements as of December 31, 2017 and 2016.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$109	$—	$—	$109
Commercial real estate	192	—	—	192
Residential real estate	296	—	—	296
Total Assets	$597	$—	$—	$597

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$528	$—	$—	$528
Other real estate owned	401	—	—	401
Total Assets	$929	$—	$—	$929

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $624,000, resulting in an increase of the allocation for loan losses of $27,000 for the year ended December 31, 2017.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $528,000, with no allowance for loan losses, resulting in no change of the allocation for loan losses for the year ended December 31, 2016.

There was no OREO at December 31, 2017. At December 31, 2016, OREO had a recorded investment of $404,000 with a $3,000 valuation allowance. There were no additional valuation allowances recorded during the year ended December 31, 2017. Additional valuation allowances of $23,000 were recorded for the year ended December 31, 2016.

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2017
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$597	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2016
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Impaired loans	$528	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Other real estate owned	$401	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	2%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,270	$21,270	$—	$—
Securities available-for-sale	113,015	3,696	109,319	—
Securities held to maturity	52,442	—	51,551	—
FHLB-NY stock	3,715	N/A	N/A	N/A
Mortgage loans held for sale	370	—	—	370
Loans, net	702,561	—	—	714,387

Financial liabilities:
Deposits	764,099	565,292	197,696	—
FHLB-NY advances	63,760	—	63,340	—
Subordinated Debentures and Subordinated Notes	23,317	—	—	23,478
Interest rate swap	29	—	29	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,680	$11,680	$—	$—
Securities available-for-sale	98,583	3,632	94,951	—
Securities held to maturity	52,330	—	51,530	—
FHLB-NY stock	3,515	N/A	N/A	N/A
Mortgage loans held for sale	773	—	—	773
Loans, net	595,952	—	—	596,506

Financial liabilities:
Deposits	658,930	503,949	154,724	—
FHLB-NY advances	59,200	—	59,174	—
Subordinated Debentures and Subordinated Notes	23,252	—	—	23,230

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2017 and 2016 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2017 and 2016 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2017 and 2016, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 17. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, the Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2017	2016
	(In thousands)
Assets

Cash and due from banks	$378	$264
Securities available-for-sale	3,911	1,926
Investment in subsidiary	91,689	71,564
Accrued interest receivable	21	10
Other assets	1,435	1,296
Total assets	$97,434	$75,060

Liabilities and Shareholders' equity

Subordinated Debentures	$7,217	$7,217
Subordinated Notes	16,100	16,035
Other liabilities	452	421
Shareholders' equity	73,665	51,387
Total liabilities and Shareholders' equity	$97,434	$75,060

Condensed Statements of Income

	Years Ended December 31,
	2017	2016
	(In thousands)

Interest income - securities available-for-sale	$76	$29
Dividend income	2,218	1,905
Other income	10	8
Total income	2,304	1,942

Interest expense	1,492	1,505
Other expenses	354	290
Total expenses	1,846	1,795

Income before income tax benefit	458	147
Tax benefit	(597)	(596)
Income before equity in undistributed earnings of subsidiary	1,055	743
Equity in undistributed earnings of subsidiary	2,892	3,993
Net income	$3,947	$4,736

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016
	(In thousands)

Cash flows from operating activities:
Net income	$3,947	$4,736
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,892)	(3,993)
Amortization of Subordinated Notes issuance cost	65	66
Gain on calls of securities	(1)	—
Increase in accrued interest receivable	(11)	(8)
Increase in other assets	(139)	(197)
Increase (decrease) in other liabilities	18	(9)
Net cash provided by operating activities	987	595

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,999)	(4,498)
Proceeds from calls on securities available-for-sale	500	3,500
Proceeds from maturities on securities available-for-sale	500	—
Investment in subsidiary bank	(16,800)	—
Net cash used in investing activities	(18,799)	(998)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	18,860	—
Cash dividends paid on common stock	(961)	(672)
Payment of discount on dividend reinvestment plan	(5)	(4)
Restricted stock-forfeited	(135)	(82)
Issuance of common stock	167	103
Net cash provided by (used in) financing activities	17,926	(655)

Net decrease in cash and cash equivalents	114	(1,058)
Cash and cash equivalents - beginning	264	1,322
Cash and cash equivalents - ending	$378	$264

Note 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Years Ended
	December 31, 2017			December 31, 2016
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$8,723	$(4,776)	$3,947	$7,431	$(2,695)	$4,736

Other comprehensive income:
Change in unrealized holding gains (losses) on securities available-for-sale	241	(91)	150	(952)	358	(594)
Reclassification adjustment for gains in net income	(1)	—	(1)	(63)	24	(39)
Accretion of loss on securities reclassified to held to maturity	46	(18)	28	196	(76)	120
Change in fair value of interest rate swap	(29)	12	(17)	62	(25)	37
Total other comprehensive income	257	(97)	160	(757)	281	(476)
Total comprehensive income	$8,980	$(4,873)	$4,107	$6,674	$(2,414)	$4,260

The Corporation, in accordance with ASU No. 2018-02, has elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings for the year ended December 31, 2017.

The following table presents the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017 and 2016, including the reclassification of income tax effects due to the adoption of ASU No. 2018-02 for the year ended December 31, 2017.

	Year Ended December 31, 2017
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income (loss) before reclassifications	150	28	(17)	161
Amounts reclassified from other comprehensive income	(1)	—	—	(1)
Other comprehensive income, net	149	28	(17)	160
Reclassification of tax effects due to the adoption of ASU No. 2018-02	(209)	(10)	(4)	(223)
Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)

	Year Ended December 31, 2016
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(610)	$(198)	$(37)	$(845)
Other comprehensive income (loss) before reclassifications	(594)	120	37	(437)
Amounts reclassified from other comprehensive income	(39)	—	—	(39)
Other comprehensive income, net	(633)	120	37	(476)
Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2017 and 2016.

	Years Ended
Components of Accumulated Other	December 31,		Income Statement
Comprehensive Income (Loss)	2017	2016	Line Item
	(In thousands)
Unrealized gains on AFS securities
before tax	$1	$63	Gains on securities transactions, net
Tax effect	—	(24)
Total, net of tax	1	39
Total reclassifications, net of tax	$1	$39

Note 19. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$7,424	$7,943	$8,400	$8,463	$32,230
Interest expense	1,244	1,409	1,577	1,628	5,858
Net interest income before provision for loan losses	6,180	6,534	6,823	6,835	26,372
Provision for loan losses	300	260	20	75	655
Net interest income after provision for loan losses	5,880	6,274	6,803	6,760	25,717
Noninterest income	799	813	845	850	3,307
Noninterest expenses	5,114	5,083	5,036	5,068	20,301
Income before income tax expense	1,565	2,004	2,612	2,542	8,723
Income tax expense	574	736	972	2,494	4,776
Net income	$991	$1,268	$1,640	$48	$3,947
Basic and diluted earnings per share	$0.16	$0.16	$0.19	$0.01	$0.50

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$6,449	$6,979	$6,657	$7,000	$27,085
Interest expense	1,173	1,124	1,113	1,103	4,513
Net interest income before provision for loan losses	5,276	5,855	5,544	5,897	22,572
Provision for loan losses	(350)	(450)	(250)	(300)	(1,350)
Net interest income after provision for loan losses	5,626	6,305	5,794	6,197	23,922
Noninterest income	819	832	823	937	3,411
Noninterest expenses	4,902	4,999	4,999	5,002	19,902
Income before income tax expense	1,543	2,138	1,618	2,132	7,431
Income tax expense	552	776	583	784	2,695
Net income	$991	$1,362	$1,035	$1,348	$4,736
Basic and diluted earnings per share	$0.16	$0.22	$0.17	$0.22	$0.78

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our principal executive officer and principal accounting officer) concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent
Registered Public Accounting Firm During Fiscal 2017 and Fiscal 2016,” in the Proxy Statement for the Corporation’s 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i)	Amended and Restated Certificate of Incorporation dated May 15, 2017 of Stewardship Financial Corporation (1)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (2)
4.1	Form of 6.75% Subordinated Note dated as of August 28, 2015 issued by Stewardship Financial Corporation (3)
10.1	Stewardship Financial Corporation 1995 Employee Stock Purchase Plan (4)
10.2	Amended and Restated Director Stock Plan (5)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan, as amended and restated effective May 21, 2015 (6)
10.4	Stewardship Financial Corporation 2010 Stock Incentive Plan (7)
10.5	Subordinated Note Purchase Agreement dated as of August 28, 2015 between the Corporation and the Purchasers identified therein (8)
10.6	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge (9)
10.7	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick (10)
10.8	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and William S. Clement (11)
10.9	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Julie E. Holland (12)
10.10	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and James H. Shields (13)
10.11	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Gail K. Tilstra (14)
10.12	Supplemental Executive Retirement Agreement dated April 2, 2017 between the Corporation and Paul Van Ostenbridge
13	Annual Report to Shareholders for the year ended December 31, 2017
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (15)

-----------------------------------------------------------------

(1)	Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed May 18, 2017.

(2)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.

(3)	Incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(4)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(5)	Incorporated by reference from Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(6)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3D, Registration No. 333-204352, filed May 21, 2015.

(7)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(9)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.

(10)	Incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q, filed November 13, 2013.

(11)	Incorporated by reference from Exhibit 10.9 to the Corporation's Annual Report on Form 10-K, filed March 22, 2017.

(12)	Incorporated by reference from Exhibit 10.10 to the Corporation's Annual Report on Form 10-K, filed March 22, 2017.

(13)	Incorporated by reference from Exhibit 10.11 to the Corporation's Annual Report on Form 10-K, filed March 22, 2017.

(14)	Incorporated by reference from Exhibit 10.12 to the Corporation's Annual Report on Form 10-K, filed March 22, 2017.

(15)
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
Dated: March 23, 2018

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

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 23, 2018
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 23, 2018
Claire M. Chadwick	(Principal Financial Officer and
(Principal Accounting Officer)

/s/ Wayne Aoki	Director	March 23, 2018
Wayne Aoki

/s/ Richard W. Culp	Chairman	March 23, 2018
Richard W. Culp

/s/ William Hanse	Director	March 23, 2018
William Hanse

/s/ Margo Lane	Director	March 23, 2018
Margo Lane

/s/ John C. Scoccola	Director	March 23, 2018
John C. Scoccola

/s/ John L. Steen	Director	March 23, 2018
John L. Steen

/s/ William J. Vander Eems	Director	March 23, 2018
William J. Vander Eems

/s/ Kim Vierheilig	Director	March 23, 2018
Kim Vierheilig

/s/ Michael Westra	Secretary and Director	March 23, 2018
Michael Westra

/s/ Howard Yeaton	Vice Chairman	March 23, 2018
Howard Yeaton