Form 10-Q
period 2018-03-31
STEWARDSHIP FINANCIAL CORP
filed 2018-05-11
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 10, 2018 was 8,674,890.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2018	December 31, 2017
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$21,852	$20,558
Other interest-earning assets	326	712
Cash and cash equivalents	22,178	21,270

Securities available-for-sale	106,467	109,259
Securities held to maturity; estimated fair value of $50,299 (at March 31, 2018) and $51,551 (at December 31, 2017)	51,894	52,442
Other equity investments, at fair value	3,706	3,756
Federal Home Loan Bank of New York stock, at cost	3,039	3,715
Loans held for sale	—	370
Loans, net of allowance for loan losses of $8,445 (at March 31, 2018) and $8,762 (at December 31, 2017)	699,276	702,561
Premises and equipment, net	6,998	6,909
Accrued interest receivable	2,438	2,566
Bank owned life insurance	21,222	21,084
Other assets	5,223	4,834
Total assets	$922,441	$928,766

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$178,572	$172,861
Interest-bearing	593,644	591,238
Total deposits	772,216	764,099

Federal Home Loan Bank of New York advances	48,760	63,760
Subordinated Debentures and Subordinated Notes	23,333	23,317
Accrued interest payable	665	1,116
Accrued expenses and other liabilities	3,095	2,809
Total liabilities	848,069	855,101

Shareholders' equity

Common stock, no par value: 20,000,000 and 10,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 8,674,890 and 8,652,804 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	60,975	60,742
Retained earnings	15,439	14,307
Accumulated other comprehensive loss, net	(2,042)	(1,384)
Total Shareholders' equity	74,372	73,665
Total liabilities and Shareholders' equity	$922,441	$928,766

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$7,518	$6,586
Securities held to maturity:
Taxable	250	240
Nontaxable	33	59
Securities available-for-sale:
Taxable	593	460
Nontaxable	14	14
Other equity investments	25	26
FHLB dividends	64	34
Other interest-earning assets	42	5
Total interest income	8,539	7,424
Interest expense:
Deposits	1,065	633
FHLB-NY Borrowings	259	243
Subordinated Debentures and Subordinated Notes	392	368
Total interest expense	1,716	1,244
Net interest income before provision for loan losses	6,823	6,180
Provision for loan losses	(335)	300
Net interest income after provision for loan losses	7,158	5,880
Noninterest income:
Fees and service charges	507	535
Bank owned life insurance	138	115
Gain on calls and sales of securities, net	6	—
Gain on sales of mortgage loans	22	17
Miscellaneous	52	132
Total noninterest income	725	799
Noninterest expenses:
Salaries and employee benefits	3,109	2,844
Occupancy, net	442	409
Equipment	181	162
Data processing	484	469
Advertising	157	136
FDIC insurance premium	64	77
Charitable contributions	180	125
Bank-card related services	127	142
Other real estate owned, net	—	15
Miscellaneous	684	735
Total noninterest expenses	5,428	5,114
Income before income tax expense	2,455	1,565
Income tax expense	647	574
Net income	$1,808	$991
Basic and diluted earnings per common share	$0.21	$0.16
Weighted average number of basic and diluted common shares outstanding	8,658,506	6,124,926

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Net income	$1,808	$991
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	(993)	205
Reclassification adjustment for gains in net income	(4)	—
Accretion of loss on securities reclassified to held to maturity	9	7
Change in fair value of interest rate swap	167	—
Total other comprehensive income (loss)	(821)	212

Total comprehensive income	$987	$1,203

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2018
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2017	8,652,804	$60,742	$14,307	$(1,384)	$73,665
Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,062	22	—	—	22
Common stock issued under stock plans	1,638	16	—	—	16
Issuance of restricted stock	28,221	301	(301)	—	—
Amortization of restricted stock, net	(9,835)	(105)	48	—	(57)
Net income	—	—	1,808	—	1,808
Other comprehensive income	—	—	—	(821)	(821)
Balance -- Reclassification due to the adoption of ASU 2016-01	—	—	(163)	163	—
Balance -- March 31, 2018	8,674,890	$60,975	$15,439	$(2,042)	$74,372

	Three Months Ended March 31, 2017
				Accumulated Other Comprehen-sive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387

Cash dividends declared on common stock	—	—	(184)	—	(184)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,431	22	—	—	22
Common stock issued under stock plans	1,426	13	—	—	13
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock, net	(13,288)	(118)	47	—	(71)
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	991	—	991
Other comprehensive income	—	—	—	212	212
Balance -- March 31, 2017	6,132,774	$41,775	$11,751	$(1,109)	$52,417

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$1,808	$991
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	111	96
Amortization of premiums and accretion of discounts, net	132	129
Amortization of restricted stock	(57)	(71)
Amortization of subordinated debenture issuance costs	16	16
Accretion of deferred loan fees	26	26
Fair value adjustment for equity security	74	—
Provision for loan losses	(335)	300
Originations of mortgage loans held for sale	(847)	(2,846)
Proceeds from sale of mortgage loans	1,239	3,448
Gain on sales of mortgage loans	(22)	(17)
Gain on calls and sales of securities	(6)	—
Deferred income tax expense (benefit)	134	(190)
Excess tax benefit from restricted stock vesting	—	48
(Increase) decrease in accrued interest receivable	128	(69)
Increase (decrease) in accrued interest payable	(451)	305
Earnings on bank owned life insurance	(138)	(115)
Increase in other assets	(173)	(15)
Increase (decrease) in other liabilities	452	(261)
Net cash provided by operating activities	2,091	1,775
Cash flows from investing activities:
Purchase of securities available-for-sale	(4,016)	(524)
Proceeds from maturities and principal repayments on securities available-for-sale	4,359	3,709
Proceeds from sales and calls on securities available-for-sale	1,006	—
Purchase of securities held to maturity	(1,493)	(2,675)
Proceeds from maturities and principal repayments on securities held to maturity	1,741	1,839
Proceeds from calls on securities held to maturity	280	340
Purchase of equity securities	(24)	—
Purchase of FHLB-NY stock	(756)	(5,034)
Sale of FHLB-NY stock	1,432	4,765
Net (increase) decrease in loans	3,594	(50,570)
Additions to premises and equipment	(200)	(136)
Net cash provided by (used in) investing activities	5,923	(48,286)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,711	1,260
Net increase in interest-bearing deposits	2,406	40,514
Repayment of long term borrowings	(15,000)	(5,000)
Net increase in short term borrowings	—	11,000
Cash dividends paid on common stock	(260)	(184)
Payment of discount on dividend reinvestment plan	(1)	(1)
Issuance of common stock for cash	38	35
Net cash provided by (used in) financing activities	(7,106)	47,624
Net increase in cash and cash equivalents	908	1,113
Cash and cash equivalents - beginning	21,270	11,680
Cash and cash equivalents - ending	$22,178	$12,793

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,166	$938
Cash paid during the period for income taxes	$—	$592

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018 (the “2017 Annual Report”).

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and

Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customer into more granular categories beyond what is presented in the the Condensed Consolidated Statement of Income was not necessary. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying this ASU that significantly affect the determination of the amount and timing of the revenue from contracts with customers. The Corporation has completed its evaluation and adopted this ASU effective January 1, 2018 using the modified retrospective approach. Adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and related disclosures as our primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to service charges on deposit accounts and debit card interchange, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption, however, periods prior to the date of adoption have not been retrospectively revised as the impact impact of the new standard on uncompleted contracts as the date of adoption was not material as such a cumulative effective adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years, including interim periods, beginning after December 15, 2017. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation's adoption of the guidance resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings of $163,000, reflected in the Consolidated Statements of Changes in Shareholders' Equity. In addition, the fair value of loans has been estimated using the exit price notion as described in Note 4.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. The Corporation has formed a working group, under the direction of the Chief Financial Officer, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist in the application of the ASU 2016-13. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses due to changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$22,046	$23	$586	$21,483
Obligations of state and political subdivisions	3,218	—	115	3,103
Mortgage-backed securities	64,399	33	1,860	62,572
Asset-backed securities (a)	6,278	25	—	6,303
Corporate debt	13,420	98	512	13,006

Total debt securities	$109,361	$179	$3,073	$106,467

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,699	$30	$396	$21,333
Obligations of state and political subdivisions	3,221	—	56	3,165
Mortgage-backed securities	64,775	70	1,011	63,834
Asset-backed securities (a)	6,672	30	4	6,698
Corporate debt	14,437	94	302	14,229

Total debt securities	$110,804	$224	$1,769	$109,259

(a) Collateralized by student loans.

There were cash proceeds of $1,006,500 realized from sales and calls of securities available-for-sale for the three months ended March 31, 2018. There were no cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2017. There were gross gains totaling $6,500 and no gross losses realized on sales or calls during the three months ended March 31, 2018. There were no gross gains and no gross losses realized on sales or calls during the three months ended March 31, 2017.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$17	$982
U.S. government-sponsored agencies	28,568	—	1,166	27,402
Obligations of state and political subdivisions	3,390	19	34	3,375
Mortgage-backed securities	18,937	42	439	18,540

	$51,894	$61	$1,656	$50,299

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$11	$988
U.S. government-sponsored agencies	27,075	4	760	26,319
Obligations of state and political subdivisions	4,057	21	23	4,055
Mortgage-backed securities	20,311	76	198	20,189

	$52,442	$101	$992	$51,551

Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2018 were $280,000. Cash proceeds realized from calls of securities held to maturity for the three months ended March 31, 2017 were $340,000. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2018 and March 31, 2017, respectively.

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

	March 31, 2018
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$—	$—
After one year, but within five years	9,854	9,668
After five years, but within ten years	23,831	23,112
After ten years	4,999	4,812
Mortgage-backed securities	64,399	62,572
Asset-backed securities	6,278	6,303

Total	$109,361	$106,467

Held to maturity
Within one year	$1,245	$1,245
After one year, but within five years	10,154	10,021
After five years, but within ten years	21,063	20,032
After ten years	495	461
Mortgage-backed securities	18,937	18,540

Total	$51,894	$50,299

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2018 and December 31, 2017, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2018 and December 31, 2017.

Available-for-Sale
March 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$9,094	$(164)	$9,922	$(422)	$19,016	$(586)
Obligations of state and political subdivisions	1,375	(14)	1,728	(101)	3,103	(115)
Mortgage-backed securities	32,977	(740)	24,397	(1,120)	57,374	(1,860)
Asset-backed securities	—	—	—	—	—	—
Corporate debt	—	—	8,908	(512)	8,908	(512)

Total temporarily impaired securities	$43,446	$(918)	$44,955	$(2,155)	$88,401	$(3,073)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$8,260	$(70)	$11,174	$(326)	$19,434	$(396)
Obligations of state and political subdivisions	1,384	(7)	1,781	(49)	3,165	(56)
Mortgage-backed securities	30,575	(201)	26,809	(810)	57,384	(1,011)
Asset-backed securities	—	—	3,013	(4)	3,013	(4)
Corporate debt	—	—	9,135	(302)	9,135	(302)

Total temporarily impaired securities	$40,219	$(278)	$51,912	$(1,491)	$92,131	$(1,769)

Held to Maturity
March 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$982	$(17)	$—	$—	$982	$(17)
U.S. government- sponsored agencies	12,390	(291)	15,012	(875)	27,402	(1,166)
Obligations of state and political subdivisions	—	—	461	(34)	461	(34)
Mortgage-backed securities	11,298	(232)	5,797	(207)	17,095	(439)

Total temporarily impaired securities	$24,670	$(540)	$21,270	$(1,116)	$45,940	$(1,656)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	10,032	(139)	15,265	(621)	25,297	(760)
Obligations of state and political subdivisions	—	—	474	(23)	474	(23)
Mortgage-backed securities	9,531	(114)	3,896	(84)	13,427	(198)

Total temporarily impaired securities	$20,551	$(264)	$19,635	$(728)	$40,186	$(992)

Other-Than-Temporary Impairment

At March 31, 2018, there were available-for-sale investments comprising twelve U.S. government-sponsored agency securities, four obligations of state and political subdivision securities, forty mortgage-backed securities, and nine corporate debt securities in a continuous loss position for twelve months or longer. At March 31, 2018, there were held to maturity investments comprising fifteen U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and fourteen mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at March 31, 2018 and December 31, 2017 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At March 31, 2018 and December 31, 2017, respectively, the loan portfolio consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$28,447	$31,684
Other	59,664	57,372
Commercial real estate	488,641	493,542
Commercial construction	4,632	2,152
Residential real estate	86,050	85,760
Consumer:
Secured by real estate	32,958	32,207
Other	353	563
Government Guaranteed Loans - guaranteed portion	7,367	8,334
Other	57	106

Total gross loans	708,169	711,720

Less: Deferred loan costs, net	448	397
Allowance for loan losses	8,445	8,762
	8,893	9,159

Loans, net	$699,276	$702,561

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	For the three months ended March 31, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,058	$(189)	$(29)	$25	$2,865
Commercial real estate	5,531	(204)	—	22	5,349
Commercial construction	33	48	—	—	81
Residential real estate	68	4	—	—	72
Consumer	64	2	—	1	67
Other loans	1	—	(1)	—	—
Unallocated	7	4	—	—	11

Total	$8,762	$(335)	$(30)	$48	$8,445

	For the three months ended March 31, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$(118)	$(1)	$16	$2,560
Commercial real estate	4,734	390	—	25	5,149
Commercial construction	355	29	—	—	384
Residential real estate	66	(1)	—	—	65
Consumer	75	(3)	—	1	73
Other loans	—	—	—	—	—
Unallocated	12	3	—	—	15

Total	$7,905	$300	$(1)	$42	$8,246

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$6	$571	$—	$—	$—	$—	$—	$—	$577

Collectively evaluated for impairment	2,859	4,778	81	72	67	—	—	11	7,868

Total ending allowance balance	$2,865	$5,349	$81	$72	$67	$—	$—	$11	$8,445

Loans:
Loans individually evaluated for impairment	$509	$6,196	$—	$289	$46	$—	$—	$—	$7,040

Loans collectively evaluated for impairment	87,602	482,445	4,632	85,761	33,265	7,367	57	—	701,129

Total ending loan balance	$88,111	$488,641	$4,632	$86,050	$33,311	$7,367	$57	$—	$708,169

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$34	$575	$—	$—	$—	$—	$—	$—	$609

Collectively evaluated for impairment	3,024	4,956	33	68	64	—	1	7	8,153

Total ending allowance balance	$3,058	$5,531	$33	$68	$64	$—	$1	$7	$8,762

Loans:
Loans individually evaluated for impairment	$549	$6,236	$—	$295	$62	$—	$—	$—	$7,142

Loans collectively evaluated for impairment	88,507	487,306	2,152	85,465	32,708	8,334	106	—	704,578

Total ending loan balance	$89,056	$493,542	$2,152	$85,760	$32,770	$8,334	$106	$—	$711,720

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$105	$136
Commercial real estate	696	701
Residential real estate	289	295
Consumer:
Secured by real estate	46	62
Total nonaccrual loans	$1,136	$1,194

At March 31, 2018 and December 31, 2017, there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At and for the three months ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$489	$383		$386	$4
Commercial real estate	3,415	3,093		3,108	26
Residential Real Estate	292	289		292	—
Consumer:
Secured by real estate	55	46		54	—

With an allowance recorded:
Commercial:
Secured by real estate	—	—	$—	16	—
Other	126	126	6	127	2
Commercial real estate	3,103	3,103	571	3,108	40
	$7,480	$7,040	$577	$7,091	$72

During the three months ended March 31, 2018, no interest income was recognized on a cash basis.

	At and for the year ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$389	$389		$964	$70
Commercial real estate	3,442	3,124		3,148	121
Residential real estate	295	295		59	—
Consumer:
Secured by real estate	71	62		70	—

With an allowance recorded:
Commercial:
Secured by real estate	33	32	$27	45	—
Other	128	128	7	171	12
Commercial real estate	3,112	3,112	575	3,144	128
	$7,470	$7,142	$609	$7,601	$331

During the year ended December 31, 2017, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$135	$74	$105	$314	$28,133	$28,447
Other	—	—	—	—	59,664	59,664
Commercial real estate	298	—	597	895	487,746	488,641
Commercial construction	—	—	—	—	4,632	4,632
Residential real estate	—	313	—	313	85,737	86,050
Consumer:
Secured by real estate	—	—	28	28	32,930	32,958
Other	—	—	—	—	353	353
Government Guaranteed	—	—	—	—	7,367	7,367
Other	—	—	—	—	57	57

Total	$433	$387	$730	$1,550	$706,619	$708,169

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$186	$—	$—	$186	$31,498	$31,684
Other	8	—	—	8	57,364	57,372
Commercial real estate	300	—	599	899	492,643	493,542
Commercial construction	—	—	—	—	2,152	2,152
Residential real estate	314	—	—	314	85,446	85,760
Consumer:
Secured by real estate	—	—	28	28	32,179	32,207
Other	—	—	—	—	563	563
Government Guaranteed	—	—	—	—	8,334	8,334
Other	—	—	—	—	106	106

Total	$808	$—	$627	$1,435	$710,285	$711,720

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

At March 31, 2018 and December 31, 2017, the Corporation had $6.5 million and $6.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.9 million had demonstrated a reasonable period of performance in accordance with their new terms at March 31, 2018 and December 31, 2017. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $577,000 and $582,000 have been recorded for the troubled debt restructurings at March 31, 2018 and December 31, 2017, respectively, and are included in the table above. As of March 31, 2018 and December 31, 2017, there were no additional funds committed to these borrowers.

There were no new loans classified as a troubled debt restructuring during the three months ended March 31, 2018 or March 31, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$26,042	$1,952	$453	$—	$—	$28,447
Other	58,951	208	505	—	—	59,664
Commercial real estate	473,999	12,583	2,059	—	—	488,641
Commercial construction	4,632	—	—	—	—	4,632
Government Guaranteed Loans - guaranteed portion	7,367	—	—	—	—	7,367

Total	$570,991	$14,743	$3,017	$—	$—	$588,751

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,025	$2,153	$506	$—	$—	$31,684
Other	56,632	216	524	—	—	57,372
Commercial real estate	481,443	10,023	2,076	—	—	493,542
Commercial construction	2,152	—	—	—	—	2,152
Government Guaranteed Loans - guaranteed portion	8,334	—	—	—	—	8,334

Total	$577,586	$12,392	$3,106	$—	$—	$593,084

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,737	$313	$86,050
Consumer:
Secured by real estate	32,930	28	32,958
Other	353	—	353

Total	$119,020	$341	$119,361

	December 31, 2017
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,446	$314	$85,760
Consumer:
Secured by real estate	32,179	28	32,207
Other	563	—	563

Total	$118,188	$342	$118,530

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
	At March 31, 2018
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$21,483	$—	$21,483	$—
Obligations of state and political subdivisions	3,103	—	3,103	—
Mortgage-backed securities	62,572	—	62,572	—
Asset-backed securities	6,303	—	6,303	—
Corporate debt	13,006	—	13,006	—

Total available-for-sale securities	$106,467	$—	$106,467	$—

Other equity investments	$3,706	$3,646	$60	$—

Interest Rate Swap	$203	$—	$203	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2017
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$21,333	$—	$21,333	$—
Obligations of state and political subdivisions	3,165	—	3,165	—
Mortgage-backed securities	63,834	—	63,834	—
Asset-backed securities	6,698	—	6,698	—
Corporate debt	14,229	—	14,229	—

Total available-for-sale securities	$109,259	$—	$109,259	$—

Other equity investments	$3,756	$3,696	$60	$—

Liabilities:
Interest Rate Swap	$29	$—	$29	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2018 or during the year ended December 31, 2017. There were no changes to the valuation techniques for fair value measurements as of March 31, 2018 and December 31, 2017.

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

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$109	$—	$—	$109
Commercial real estate	192	—	—	192
Residential real estate	296	—	—	296
	$597	$—	$—	$597

There were no collateral-dependent impaired loans measured for impairment using fair value of the collateral as of and for the three months ended March 31, 2018.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $624,000, resulting in an increase of the allocation for loan losses of $27,000 for the year ended December 31, 2017.

There was no OREO at March 31, 2018 or December 31, 2017.

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, the Corporation records non-recurring fair value adjustments to collateral dependent loans to reflect impairment. The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell the collateral, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs). At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Generally, impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. In the appraisal process, the independent appraisers routinely adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Methods for valuing non-real estate collateral include using an appraisal, the net book value recorded for the collateral on the borrower’s financial statements, or aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals are generally obtained to support the fair value of collateral. Appraisals for collateral-dependent impaired loans are performed by licensed appraisers whose qualifications and licenses have been reviewed and verified by the Corporation. The Corporation utilizes a third party to order appraisals and, once received, reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

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

For the Level 3 assets measured at fair value on a non-recurring basis as December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2017
	Fair
Assets	Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$597	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At March 31, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$22,178	$22,178	$—	$—
Securities available-for-sale	106,467	—	106,467	—
Securities held to maturity	51,894	—	50,299	—
Other equity investments	3,706	3,646	60	—
FHLB-NY stock	3,039	N/A	N/A	N/A
Loans, net	699,276	—	—	686,029
Interest rate swap	203	—	203	—

Financial liabilities:
Deposits	772,216	566,147	204,006	—
FHLB-NY advances	48,760	—	48,150	—
Subordinated Debentures and Subordinated Notes	23,333	—	—	23,493

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,270	$21,270	$—	$—
Securities available-for-sale	109,259	—	109,259	—
Securities held to maturity	52,442	—	51,551	—
Other equity investments	3,756	3,696	60	—
FHLB-NY stock	3,715	N/A	N/A	N/A
Mortgage loans held for sale	370	—	—	370
Loans, net	702,561	—	—	714,387

Financial liabilities:
Deposits	764,099	565,292	197,696	—
FHLB-NY advances	63,760	—	63,340	—
Subordinated Debentures and Subordinated Notes	23,317	—	—	23,478
Interest rate swap	29	—	29	—

The following methods and assumptions were used to estimate the fair value of financial instruments recorded at fair value on a recurring or non-recurring basis not previously described:

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. Fair value for loans a March 31, 2018 is based on an exit price model as required by ASU 2106-01 taxing into account inputs such as probability of default and loss given default assumptions. As of December 31, 2017, the fair value of loans is estimated by discounting cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Limitations

The preceding fair value estimates were made at March 31, 2018 and December 31, 2017 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at March 31, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)

Net income	$1,808	$991

Weighted average common shares outstanding - basic	8,658,506	6,124,926
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	8,658,506	6,124,926

Basic earnings per common share	$0.21	$0.16

Diluted earnings per common share	$0.21	$0.16

There were no stock options to purchase shares of common stock for the three months ended March 31, 2018 and 2017.

Note 6. Accumulated Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended March 31,
	2018			2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$2,455	$(647)	$1,808	$1,565	$(574)	$991
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	(1,344)	351	(993)	331	(126)	205
Reclassification adjustment for gains in net income	(6)	2	(4)	—	—	—
Accretion of loss on securities reclassified to held to maturity	12	(3)	9	11	(4)	7
Change in fair value of interest rate swap	232	(65)	167	—	—	—

Total other comprehensive income (loss)	(1,106)	285	(821)	342	(130)	212

Total comprehensive income	$1,349	$(362)	$987	$1,907	$(704)	$1,203

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income before reclassifications	(993)	9	167	(817)
Amounts reclassified from other comprehensive income	(4)	—	—	(4)

Other comprehensive income	(997)	9	167	(821)

Reclassification of tax effects due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at March 31, 2018	$(2,137)	$(51)	$146	$(2,042)

	Three Months Ended March 31, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains and (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains and (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income before reclassifications	205	7	—	212
Amounts reclassified from other comprehensive income	—	—	—	—

Other comprehensive income	205	7	—	212

Balance at March 31, 2017	$(1,038)	$(71)	$—	$(1,109)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2018 and 2017.

	Three Months Ended		Income
Components of Accumulated Other	March 31,		Statement
Comprehensive Income	2018	2017	Line Item
	(In thousands)

Unrealized gains on AFS securities before tax	$6	$—	Gains on securities transactions, net
Tax effect	(2)	—

Total net of tax	4	—

Total reclassifications, net of tax	$4	$—

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2017, included in the Corporation’s 2017 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets decreased $6.3 million to $922.5 million at March 31, 2018 from $928.8 million at December 31, 2017. Total securities (including available-for-sale, held to maturity, other equity investments and FHLBNY stock) decreased $4.1 million. Net loans decreased $3.3 million to $699.3 million at March 31, 2018 compared to $702.6 million at December 31, 2017. During the quarter, new loan originations were generally offset by several larger loan payoffs and normal principal amortization.

Deposits totaled $772.2 million at March 31, 2018, an increase of $8.1 million from $764.1 million at December 31, 2017. The growth in deposits primarily consisted of a $5.7 million increase in noninterest-bearing accounts and a $2.4 million increase in interest-bearing accounts. Other borrowings decreased to $48.8 million at March 31, 2018 compared to $63.8 million at December 31, 2017 reflecting repayment of maturing borrowings.

Results of Operations

General

The Corporation reported net income of $1.8 million, or $0.21 diluted earnings per common share for the three months ended March 31, 2018 compared to net income of $1.0 million, or $0.16 diluted earnings per share, for the three months ended March 31, 2017. Furthermore, earnings per share for the three months ended March 31, 2017 were impacted by the 2,509,090 shares issued in the Corporation's public offering of common stock completed in April 2017.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2018 was $6.8 million compared to $6.2 million recorded in the prior year period. The net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, for the three months ended March 31, 2018 were 2.90% and 3.15%, respectively, compared to 3.04% and 3.23% for the three months ended March 31, 2017.

The following tables reflect the components of the Corporation’s net interest income for the three months ended March 31, 2018 and 2017 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 21% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$705,520	$7,523	4.32%	$627,360	$6,595	4.26%
Taxable investment securities (1)	154,494	907	2.38	139,697	734	2.13
Tax-exempt investment securities (1) (2)	6,917	57	3.34	9,680	108	4.52
Other interest-earning assets	13,941	67	1.95	4,716	31	2.58
Total interest-earning assets	880,872	8,554	3.94	781,453	7,468	3.88
Non-interest-earning assets:
Allowance for loan losses	(8,784)			(7,980)
Other assets	47,598			44,548
Total assets	$919,686			$818,021

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$293,136	$327	0.45%	$240,686	$127	0.21%
Savings deposits	85,810	22	0.10	92,974	23	0.10
Time deposits	204,538	716	1.42	173,952	483	1.13
FHLB-NY borrowing	60,408	259	1.74	68,607	243	1.44
Subordinated debentures and subordinated notes	23,325	392	6.82	23,260	368	6.42
Total interest-bearing liabilities	667,217	1,716	1.04	599,479	1,244	0.84
Non-interest-bearing liabilities:
Demand deposits	174,385			163,478
Other liabilities	4,158			2,940
Stockholders' equity	73,926			52,124
Total liabilities and stockholders' equity	$919,686			$818,021
Net interest income (taxable equivalent basis)		6,838			6,224
Tax equivalent adjustment		(15)			(44)
Net interest income		$6,823			$6,180
Net interest spread (taxable equivalent basis)			2.90%			3.04%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.15%			3.23%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 21%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three months ended March 31, 2018, total interest income, on a tax equivalent basis, was $8.6 million compared to $7.5 million for the same prior year period. The increase reflects an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $99.4 million for the three months ended March 31, 2018, compared to the prior year period. The change in average interest-earning assets reflects an increase from the comparable prior year period in average loans and, to a lesser extent, an increase in investment securities. Average loans increased $78.2 million for the three months ended March 31, 2018 when compared to the prior year average. Average investment securities increased $12.0 million for the three months ended March 31, 2018 when compared to the prior year average. The average rate earned on interest-earning assets was 3.94% for the three months ended March 31, 2018 compared to an average rate of 3.88% for the three months ended March 31, 2017.

Interest expense increased $472,000 for the three months ended March 31, 2018, compared to the same period for 2017. The average balance of interest-bearing deposits increased $75.9 million for the three months ended March 31, 2018 from the comparable 2017 period. Partially offsetting, for the three months ended March 31, 2018, FHLB-NY borrowings decreased $8.2 million in average interest-bearing liabilities. The cost for total interest-bearing liabilities was 1.04% for the three months ended March 31, 2018, compared to 0.84% for the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, the Corporation recorded a negative $325,000 loan loss provision compared to a $300,000 loan loss provision for the three months ended March 31, 2017. The loan loss provision in the current year period reflects the continued growth in the loan portfolio. In addition, due to a stabilization of the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates, the benefits from these qualitative factors improving in prior periods, have been reduced, thus offsetting the need to record a provision due to loan growth.

Nonperforming loans were $1.1 million at March 31, 2018, or 0.16% of total gross loans, a slight decrease from $1.2 million of nonperforming loans, or 0.17% of total gross loans, at December 31, 2017.

The allowance for loan losses was $8.4 million, or 1.19% of total gross loans, as of March 31, 2018 compared to $8.8 million, or 1.23% of total gross loans, as of December 31, 2017. The allowance for loan losses related to impaired loans decreased slightly from $609,000 at December 31, 2017 to $577,000 at March 31, 2018. During the three months ended March 31, 2018, the Corporation charged off $30,000 of loans and recovered $48,000 of previously charged-off loans compared to a chargeoff of $1,000 of loan balances and recovery of $42,000 in previously charged off loans during the same period in 2017.

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

Noninterest Income

Noninterest income was $725,000 for the three months ended March 31, 2018 compared to $799,000 for the comparable prior year three-month period. The three months ended March 31, 2018 include a negative $74,000 mark to market adjustment of a CRA investment which is classified as an equity security. Such security has been owned for years for CRA purposes, but in connection with the adoption of ASU 2016-01, equity securities now require a quarterly mark to market through the income statement. When comparing the current year period to the prior year period, a $23,000 increase in income from the purchase of of additional bank-owned life insurance in the second quarter of 2017 was offset by a $28,000 decrease in fees and service charges.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2018 was $5.4 million compared to $5.1 million in the comparable prior year period. The Corporation continues to appropriately control expenses as the balance sheet grows. The Corporation's largest expense is salaries and employee benefits, which increased $265,000 in the current quarter when compared to the three months ended March 31, 2017.

Income Tax Expense

Income tax expense totaled $647,000 for the three months ended March 31, 2018 representing an effective tax rate of 26.4%. For the three months ended March 31, 2017, income tax expense totaled $574,000 equating to an effective tax rate of 36.7%. For the 2018 period, tax expense reflects the impact of the Tax Cuts and Jobs Act ("Tax Act") that included a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1. 2018.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans and loan concentrations. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$1,136	$1,194	$806	$826
Loans past due 90 days or more and accruing (2)	—	—	—	320
Total nonperforming loans	1,136	1,194	806	1,146
Total nonperforming assets	$1,136	$1,194	$806	$1,146
Allowance for loan losses	$8,445	$8,762	$8,614	$8,550
Nonperforming loans to total gross loans	0.16%	0.17%	0.12%	0.17%
Nonperforming assets to total assets	0.12%	0.13%	0.09%	0.13%
Allowance for loan losses to total gross loans	1.19%	1.23%	1.24%	1.24%

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

At March 31, 2018, the balance of nonaccrual loans were comprised of eight loans, unchanged from December 31, 2017. Due to payments made on nonaccrual loans, during the three months ended March 31, 2018, nonaccrual loans decreased $58,000 to $1,136,000 compared to $1,194,000 at December 31, 2017.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at March 31, 2018 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at March 31, 2018, the level of loans past due 30-89 days was $821,000, comprised of four loans, compared to $704,000 at December 31, 2017. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2018 the Corporation recorded net recoveries of $18,000 compared to net recoveries of $41,000 for the three months ended March 31, 2017. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2018 and December 31, 2017, the Corporation had $6.5 million and $6.6 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $5.9 million and $5.9 million were performing in accordance with their new terms at March 31, 2018 and December 31, 2017, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $577,000,000 and $582,000 have been allocated for the troubled debt restructurings at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, there were $11.3 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At March 31, 2018, the Bank's capital conservation buffer requirement was 1.875%, and the actual capital conservation buffer was 5.39%.

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

The regulations for SBHCs classify risk-based capital into the categories Tier 1 Capital and Tier 2 Capital. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. The Corporation must maintain a minimum level of Tier 1 Capital to average total consolidated assets leverage ratio of 3%, which is the leverage ratio reserved for top-tier bank holding companies having the highest regulatory examination rating and not contemplating significant growth or expansion.

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

As of March 31, 2018, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.04%	4.00%	N/A
Bank	10.22%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.29%	4.50%	6.50%
Tier 1
Corporation	11.12%	4.00%	N/A
Bank	12.29%	6.00%	8.00%
Total
Corporation	14.40%	8.00%	N/A
Bank	13.39%	8.00%	10.00%

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

Cash and cash equivalents increased $908,000 during the first three months of 2018. Net operating and investing activities provided $2.1 million and $5.9 million, respectively, while financing activities used $7.1 million.

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

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On April 18, 2018, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of May 1, 2018. The dividend is to be paid on May 15, 2018.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: May 11, 2018	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii)
Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in
Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated
Financial Statements, tagged as blocks of text[1]

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