Form 10-Q
period 2018-06-30
STEWARDSHIP FINANCIAL CORP
filed 2018-08-09
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 6, 2018 was 8,676,370.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$13,199	$20,558
Other interest-earning assets	330	712
Cash and cash equivalents	13,529	21,270

Securities available-for-sale	112,594	109,259
Securities held to maturity; estimated fair value of $56,624 (at June 30, 2018) and $51,551 (at December 31, 2017)	58,471	52,442
Other equity investments, at fair value	3,694	3,756
Federal Home Loan Bank of New York stock, at cost	3,087	3,715
Loans held for sale	607	370
Loans, net of allowance for loan losses of $8,353 (at June 30, 2018) and $8,762 (at December 31, 2017)	713,311	702,561
Premises and equipment, net	6,952	6,909
Accrued interest receivable	2,467	2,566
Bank owned life insurance	21,360	21,084
Other assets	5,615	4,834
Total assets	$941,687	$928,766

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$188,343	$172,861
Interest-bearing	603,718	591,238
Total deposits	792,061	764,099

Federal Home Loan Bank of New York advances	46,700	63,760
Subordinated Debentures and Subordinated Notes	23,350	23,317
Accrued interest payable	1,111	1,116
Accrued expenses and other liabilities	2,277	2,809
Total liabilities	865,499	855,101

Shareholders' equity

Common stock, no par value: 20,000,000 shares authorized at June 30, 2018 and December 31, 2017; 8,676,843 and 8,652,804 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	60,996	60,742
Retained earnings	17,534	14,307
Accumulated other comprehensive loss, net	(2,342)	(1,384)
Total Shareholders' equity	76,188	73,665
Total liabilities and Shareholders' equity	$941,687	$928,766

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$7,770	$7,008	$15,288	$13,594
Securities held to maturity:
Taxable	279	247	529	487
Nontaxable	23	53	56	112
Securities available-for-sale:
Taxable	637	547	1,230	1,007
Nontaxable	15	15	29	29
Other equity investments	26	23	51	49
FHLB dividends	58	44	122	78
Other interest-earning assets	60	6	102	11
Total interest income	8,868	7,943	17,407	15,367
Interest expense:
Deposits	1,269	719	2,334	1,352
FHLB-NY Borrowings	198	319	457	562
Subordinated Debentures and Subordinated Notes	393	371	785	739
Total interest expense	1,860	1,409	3,576	2,653
Net interest income before provision for loan losses	7,008	6,534	13,831	12,714
Provision for loan losses	(780)	260	(1,115)	560
Net interest income after provision for loan losses	7,788	6,274	14,946	12,154
Noninterest income:
Fees and service charges	551	519	1,058	1,054
Bank owned life insurance	138	129	276	244
Gain on calls and sales of securities, net	—	—	6	—
Gain on sales of mortgage loans	9	38	31	55
Gain on sales of SBA loans	59	—	59	—
Gain on sale of other real estate owned	—	13	—	13
Miscellaneous	102	114	154	246
Total noninterest income	859	813	1,584	1,612
Noninterest expenses:
Salaries and employee benefits	3,129	2,880	6,238	5,724
Occupancy, net	403	393	845	802
Equipment	188	162	369	324
Data processing	478	456	962	925
Advertising	207	211	364	347
FDIC insurance premium	70	109	134	186
Charitable contributions	195	120	375	245
Bank-card related services	131	142	258	284
Other real estate owned, net	—	9	—	24
Miscellaneous	703	601	1,387	1,336
Total noninterest expenses	5,504	5,083	10,932	10,197
Income before income tax expense	3,143	2,004	5,598	3,569
Income tax expense	842	736	1,489	1,310
Net income	$2,301	$1,268	$4,109	$2,259
Basic and diluted earnings per common share	$0.27	$0.16	$0.47	$0.32
Weighted average number of basic and diluted common shares outstanding	8,675,868	8,174,484	8,667,235	7,155,367

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$2,301	$1,268	$4,109	$2,259
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	(359)	187	(1,352)	392
Reclassification adjustment for gains in net income	—	—	(4)	—
Accretion of loss on securities reclassified to held to maturity	4	6	13	13
Change in fair value of interest rate swap	55	(37)	222	(37)
Total other comprehensive income (loss)	(300)	156	(1,121)	368

Total comprehensive income	$2,001	$1,424	$2,988	$2,627

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2017	8,652,804	$60,742	$14,307	$(1,384)	$73,665
Cash dividends declared on common stock	—	—	(520)	—	(520)
Payment of discount on dividend reinvestment plan	—	(2)	—	—	(2)
Common stock issued under dividend reinvestment plan	3,996	44	—	—	44
Common stock issued under stock plans	1,657	16	—	—	16
Issuance of restricted stock	28,221	301	(301)	—	—
Amortization of restricted stock, net	(9,835)	(105)	102	—	(3)
Net income	—	—	4,109	—	4,109
Other comprehensive loss	—	—	—	(1,121)	(1,121)
Balance -- Reclassification due to the adoption of ASU 2016-01	—	—	(163)	163	—
Balance -- June 30, 2018	8,676,843	$60,996	$17,534	$(2,342)	$76,188

	Six Months Ended June 30, 2017
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387

Cash dividends declared on common stock	—	—	(443)	—	(443)
Payment of discount on dividend reinvestment plan	—	(2)	—	—	(2)
Common stock issued under dividend reinvestment plan	5,012	44	—	—	44
Common stock issued under stock plans	1,547	14	—	—	14
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock, net	(13,288)	(118)	94	—	(24)
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	2,259	—	2,259
Other comprehensive income	—	—	—	368	368
Balance -- June 30, 2017	8,644,566	$60,657	$12,807	$(953)	$72,511

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$4,109	$2,259
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of premises and equipment	227	190
Amortization of premiums and accretion of discounts, net	244	258
Amortization of restricted stock	(3)	(24)
Amortization of subordinated debenture issuance costs	33	32
Accretion of deferred loan fees	67	69
Fair value adjustment for equity security	104	—
Provision for loan losses	(1,115)	560
Originations of mortgage loans held for sale	(2,771)	(4,257)
Proceeds from sale of mortgage loans	2,565	4,639
Gain on sale of SBA loans	(59)	—
Gain on sales of mortgage loans	(31)	(55)
Gain on calls and sales of securities	(6)	—
Gain on sale of other real estate owned	—	(13)
Deferred income tax expense (benefit)	173	(178)
Excess tax benefit from restricted stock vesting	—	48
(Increase) decrease in accrued interest receivable	99	(194)
Increase (decrease) in accrued interest payable	(5)	171
Earnings on bank owned life insurance	(276)	(244)
(Increase) decrease in other assets	(477)	67
Decrease in other liabilities	(310)	(115)
Net cash provided by operating activities	2,568	3,213
Cash flows from investing activities:
Purchase of securities available-for-sale	(14,191)	(24,128)
Proceeds from maturities and principal repayments on securities available-for-sale	7,827	6,902
Proceeds from sales and calls on securities available-for-sale	1,006	—
Purchase of securities held to maturity	(9,829)	(3,675)
Proceeds from maturities and principal repayments on securities held to maturity	3,485	3,154
Proceeds from calls on securities held to maturity	280	720
Purchase of equity securities	(42)	—
Purchase of FHLB-NY stock	(1,203)	(9,890)
Redemption of FHLB-NY stock	1,831	8,236
Net increase in loans	(9,643)	(87,839)
Proceeds from sale of other real estate owned	—	414
Purchase of bank owned life insurance	—	(4,000)
Additions to premises and equipment	(270)	(324)
Net cash used in investing activities	(20,749)	(110,430)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,482	8,372
Net increase in interest-bearing deposits	12,480	53,591
Increase in loan term borrowings	—	25,000
Repayment of long term borrowings	(20,760)	(5,000)
Net increase in short term borrowings	3,700	14,560
Proceeds from issuance of common stock, net of costs	—	18,860

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Cash Flows, continued (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Cash dividends paid on common stock	(520)	(443)
Payment of discount on dividend reinvestment plan	(2)	(2)
Issuance of common stock for cash	60	58
Net cash provided by financing activities	10,440	114,996
Net decrease in cash and cash equivalents	(7,741)	7,779
Cash and cash equivalents - beginning	21,270	11,680
Cash and cash equivalents - ending	$13,529	$19,459

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,581	$2,482
Cash paid during the period for income taxes	$1,335	$1,197

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 23, 2018.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and

Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the the Condensed Consolidated Statement of Income was not necessary. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying this ASU that significantly affect the determination of the amount and timing of the revenue from contracts with customers. The Corporation has completed its evaluation and adopted this ASU effective January 1, 2018 using the modified retrospective approach. Adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and related disclosures as our primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to service charges on deposit accounts and debit card interchange, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption, however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as the date of adoption was not material. As such, a cumulative effective adjustment to opening retained earnings was not deemed necessary.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. The Corporation has formed a working group, under the direction of the Chief Financial Officer, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist in the application of ASU 2016-13. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses due to changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$26,753	$8	$658	$26,103
Obligations of state and political subdivisions	3,214	—	113	3,101
Mortgage-backed securities	66,736	27	2,155	64,608
Asset-backed securities (a)	5,870	19	1	5,888
Corporate debt	13,403	61	570	12,894

Total debt securities	$115,976	$115	$3,497	$112,594

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,699	$30	$396	$21,333
Obligations of state and political subdivisions	3,221	—	56	3,165
Mortgage-backed securities	64,775	70	1,011	63,834
Asset-backed securities (a)	6,672	30	4	6,698
Corporate debt	14,437	94	302	14,229

Total debt securities	$110,804	$224	$1,769	$109,259

(a) Collateralized by student loans.

Cash proceeds from sales and calls of securities available-for-sale for the three and six months ended June 30, 2018, were $0 and $1,006,000, respectively. There were no cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2017. Gross gains realized on sales or calls during the three and six months ended June 30, 2018, were $0 and $6,000, respectively. There were no gross losses realized on sales or calls during the three and six months ended June 30, 2018, respectively. There were no gross gains and no gross losses realized on sales or calls during the three and six months ended June 30, 2017.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$19	$980
U.S. government-sponsored agencies	29,567	—	1,317	28,250
Obligations of state and political subdivisions	2,563	16	33	2,546
Mortgage-backed securities	25,342	42	536	24,848

	$58,471	$58	$1,905	$56,624

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$11	$988
U.S. government-sponsored agencies	27,075	4	760	26,319
Obligations of state and political subdivisions	4,057	21	23	4,055
Mortgage-backed securities	20,311	76	198	20,189

	$52,442	$101	$992	$51,551

Cash proceeds from calls of securities held to maturity for the three and six months ended June 30, 2018 were $0 and $280,000, respectively. Cash proceeds from calls of securities held to maturity for the three and six months ended June 30, 2017 were $380,000 and $720,000, respectively. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2018 and June 30, 2017.

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

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$—	$—
After one year, but within five years	13,515	13,275
After five years, but within ten years	25,095	24,255
After ten years	4,760	4,568
Mortgage-backed securities	66,736	64,608
Asset-backed securities	5,870	5,888

Total	$115,976	$112,594

Held to maturity
Within one year	$535	$536
After one year, but within five years	14,037	13,700
After five years, but within ten years	18,064	17,080
After ten years	493	460
Mortgage-backed securities	25,342	24,848

Total	$58,471	$56,624

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2018 and December 31, 2017, and if the unrealized loss position was continuous for the twelve months prior to June 30, 2018 and December 31, 2017.

Available-for-Sale
June 30, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$11,204	$(221)	$9,668	$(437)	$20,872	$(658)
Obligations of state and political subdivisions	1,373	(14)	1,728	(99)	3,101	(113)
Mortgage-backed securities	35,003	(902)	24,420	(1,253)	59,423	(2,155)
Asset-backed securities	3,013	(1)	—	—	3,013	(1)
Corporate debt	—	—	8,833	(570)	8,833	(570)

Total temporarily impaired securities	$50,593	$(1,138)	$44,649	$(2,359)	$95,242	$(3,497)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$8,260	$(70)	$11,174	$(326)	$19,434	$(396)
Obligations of state and political subdivisions	1,384	(7)	1,781	(49)	3,165	(56)
Mortgage-backed securities	30,575	(201)	26,809	(810)	57,384	(1,011)
Asset-backed securities	—	—	3,013	(4)	3,013	(4)
Corporate debt	—	—	9,135	(302)	9,135	(302)

Total temporarily impaired securities	$40,219	$(278)	$51,912	$(1,491)	$92,131	$(1,769)

Held to Maturity
June 30, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$980	$(19)	$—	$—	$980	$(19)
U.S. government- sponsored agencies	12,337	(344)	14,913	(973)	27,250	(1,317)
Obligations of state and political subdivisions	—	—	460	(33)	460	(33)
Mortgage-backed securities	14,794	(297)	5,528	(239)	20,322	(536)

Total temporarily impaired securities	$28,111	$(660)	$20,901	$(1,245)	$49,012	$(1,905)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	10,032	(139)	15,265	(621)	25,297	(760)
Obligations of state and political subdivisions	—	—	474	(23)	474	(23)
Mortgage-backed securities	9,531	(114)	3,896	(84)	13,427	(198)

Total temporarily impaired securities	$20,551	$(264)	$19,635	$(728)	$40,186	$(992)

Other-Than-Temporary Impairment

At June 30, 2018, there were available-for-sale investments comprising twelve U.S. government-sponsored agency securities, four obligations of state and political subdivision securities, forty-two mortgage-backed securities, and nine corporate debt securities in a continuous loss position for twelve months or longer. At June 30, 2018, there were held to maturity investments comprising fifteen U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and fourteen mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At June 30, 2018 and December 31, 2017, respectively, the loan portfolio consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$29,237	$31,684
Other	61,653	57,372
Commercial real estate	498,982	493,542
Commercial construction	4,622	2,152
Residential real estate	85,427	85,760
Consumer:
Secured by real estate	34,358	32,207
Other	410	563
Government Guaranteed Loans - guaranteed portion	7,282	8,334
Other	177	106

Total gross loans	722,148	711,720

Less: Deferred loan costs, net	484	397
Allowance for loan losses	8,353	8,762
	8,837	9,159

Loans, net	$713,311	$702,561

Included in Commercial - Other and Commercial real estate at June 30, 2018 were $175,000 and $714,000 of Small Business Administration ("SBA") loans originated during 2018. The guaranteed portions of these loans were sold during the three months ended June 30, 2018.

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended June 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,865	$(9)	$—	$75	$2,931
Commercial real estate	5,349	(757)	—	612	5,204
Commercial construction	81	(10)	—	—	71
Residential real estate	72	(3)	—	—	69
Consumer	67	2	—	—	69
Other loans	—	—	—	1	1
Unallocated	11	(3)	—	—	8

Total	$8,445	$(780)	$—	$688	$8,353

	Six Months Ended June 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,058	$(198)	$(29)	$100	$2,931
Commercial real estate	5,531	(961)	—	634	5,204
Commercial construction	33	38	—	—	71
Residential real estate	68	1	—	—	69
Consumer	64	4	—	1	69
Other loans	1	—	(1)	1	1
Unallocated	7	1	—	—	8

Total	$8,762	$(1,115)	$(30)	$736	$8,353

	Three Months Ended June 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,560	$84	$(1)	$19	$2,662
Commercial real estate	5,149	327	—	26	5,502
Commercial construction	384	(131)	—	—	253
Residential real estate	65	(7)	—	—	58
Consumer	73	(10)	—	—	63
Other loans	—	5	(1)	1	5
Unallocated	15	(8)	—	—	7

Total	$8,246	$260	$(2)	$46	$8,550

	Six Months Ended June 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$(34)	$(2)	$35	$2,662
Commercial real estate	4,734	717	—	51	5,502
Commercial construction	355	(102)	—	—	253
Residential real estate	66	(8)	—	—	58
Consumer	75	(13)	—	1	63
Other loans	—	5	(1)	1	5
Unallocated	12	(5)	—	—	7

Total	$7,905	$560	$(3)	$88	$8,550

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$78	$568	$—	$—	$—	$—	$—	$—	$646

Collectively evaluated for impairment	2,853	4,636	71	69	69	—	1	8	7,707

Total ending allowance balance	$2,931	$5,204	$71	$69	$69	$—	$1	$8	$8,353

Loans:
Loans individually evaluated for impairment	$891	$6,154	$—	$282	$17	$—	$—	$—	$7,344

Loans collectively evaluated for impairment	89,999	492,828	4,622	85,145	34,751	7,282	177	—	714,804

Total ending loan balance	$90,890	$498,982	$4,622	$85,427	$34,768	$7,282	$177	$—	$722,148

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$34	$575	$—	$—	$—	$—	$—	$—	$609

Collectively evaluated for impairment	3,024	4,956	33	68	64	—	1	7	8,153

Total ending allowance balance	$3,058	$5,531	$33	$68	$64	$—	$1	$7	$8,762

Loans:
Loans individually evaluated for impairment	$549	$6,236	$—	$295	$62	$—	$—	$—	$7,142

Loans collectively evaluated for impairment	88,507	487,306	2,152	85,465	32,708	8,334	106	—	704,578

Total ending loan balance	$89,056	$493,542	$2,152	$85,760	$32,770	$8,334	$106	$—	$711,720

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$395	$136
Commercial real estate	589	701
Residential real estate	282	295
Consumer:
Secured by real estate	17	62
Total nonaccrual loans	$1,283	$1,194

At June 30, 2018 and December 31, 2017, there were no loans that were past due 90 days and still accruing.

The following table presents information regarding loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$671	$667
Commercial real estate	3,384	3,059
Residential Real Estate	288	282
Consumer:
Secured by real estate	21	17
	4,364	4,025

With an allowance recorded:
Commercial:
Secured by real estate	99	99	$72
Other	125	125	6
Commercial real estate	3,095	3,095	568
	3,319	3,319	646

Total:
Commercial:
Secured by real estate	770	766	72
Other	125	125	6
Commercial real estate	6,479	6,154	568
Residential Real Estate	288	282	—
Consumer:
Secured by real estate	21	17	—
	$7,683	$7,344	$646

	At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$389	$389
Commercial real estate	3,442	3,124
Residential real estate	295	295
Consumer:
Secured by real estate	71	62
	4,197	3,870

With an allowance recorded:
Commercial:
Secured by real estate	33	32	$27
Other	128	128	7
Commercial real estate	3,112	3,112	575
	3,273	3,272	609

Total:
Commercial:
Secured by real estate	422	421	27
Other	128	128	7
Commercial real estate	6,554	6,236	575
Residential real estate	295	295	—
Consumer:
Secured by real estate	71	62	—
	$7,470	$7,142	$609

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$525	$4	$1,305	$21
Commercial real estate	3,076	28	3,155	31
Residential Real Estate	285	—	—	—
Consumer:
Secured by real estate	31	—	72	—
Total	3,917	32	4,532	52

With an allowance recorded:
Commercial:
Secured by real estate	50	1	19	—
Other	126	2	188	3
Commercial real estate	3,099	41	3,152	32
	3,275	44	3,359	35

Total	$7,192	$76	$7,891	$87

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$480	$8	$1,321	$41
Commercial real estate	3,091	55	3,156	62
Residential Real Estate	289	—	—	—
Consumer:
Secured by real estate	42	—	74	—
Total	3,902	63	4,551	103

With an allowance recorded:
Commercial:
Secured by real estate	44	1	52	—
Other	126	4	200	7
Commercial real estate	3,103	80	3,160	64
	3,273	85	3,412	71

Total	$7,175	$148	$7,963	$174

During the three and six months ended June 30, 2018 and 2017, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$61	$—	$105	$166	$29,071	$29,237
Other	—	—	—	—	61,653	61,653
Commercial real estate	295	—	589	884	498,098	498,982
Commercial construction	—	—	—	—	4,622	4,622
Residential real estate	—	—	—	—	85,427	85,427
Consumer:
Secured by real estate	—	—	—	—	34,358	34,358
Other	—	—	—	—	410	410
Government Guaranteed	—	—	—	—	7,282	7,282
Other	—	—	—	—	177	177

Total	$356	$—	$694	$1,050	$721,098	$722,148

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$186	$—	$—	$186	$31,498	$31,684
Other	8	—	—	8	57,364	57,372
Commercial real estate	300	—	599	899	492,643	493,542
Commercial construction	—	—	—	—	2,152	2,152
Residential real estate	314	—	—	314	85,446	85,760
Consumer:
Secured by real estate	—	—	28	28	32,179	32,207
Other	—	—	—	—	563	563
Government Guaranteed	—	—	—	—	8,334	8,334
Other	—	—	—	—	106	106

Total	$808	$—	$627	$1,435	$710,285	$711,720

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

At both June 30, 2018 and December 31, 2017, the Corporation had $6.6 million of loans whose terms have been modified in troubled debt restructurings. Of these loans, $6.1 million and $5.9 million had demonstrated a reasonable period of performance in accordance with their new terms at June 30, 2018 and December 31, 2017, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $646,000 and $582,000 have been recorded for the troubled debt restructurings at June 30, 2018 and December 31, 2017, respectively, and are included in the table above. As of June 30, 2018 and December 31, 2017, there were no additional funds committed to these borrowers.

The following table presents the number of loans and their recorded investment immediately prior to the modification date and immediately after the modification date by class that were modified as troubled debt restructuring during the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)

Commercial:
Secured by real estate	1	$100	$100	1	$100	$100
Total	1	$100	$100	1	$100	$100

During the three and six months ended June 30, 2018, there was one loan modified as a troubled debt restructuring. The modification of the terms of the commercial - secured by real estate loan represented the term out of the remaining balance of a line of credit.

For the three and six months ended June 30, 2018, the troubled debt restructuring described above resulted in a net increase in the allowance for loan losses of $72,000. There were no charge-offs during the three or six months ended June 30, 2018 related to this troubled debt restructuring.

There were no new loans classified as a troubled debt restructuring during the three and six months ended June 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$26,825	$1,690	$722	$—	$—	$29,237
Other	60,975	194	484	—	—	61,653
Commercial real estate	484,903	9,046	5,033	—	—	498,982
Commercial construction	4,622	—	—	—	—	4,622
Government Guaranteed Loans - guaranteed portion	7,282	—	—	—	—	7,282

Total	$584,607	$10,930	$6,239	$—	$—	$601,776

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,025	$2,153	$506	$—	$—	$31,684
Other	56,632	216	524	—	—	57,372
Commercial real estate	481,443	10,023	2,076	—	—	493,542
Commercial construction	2,152	—	—	—	—	2,152
Government Guaranteed Loans - guaranteed portion	8,334	—	—	—	—	8,334

Total	$577,586	$12,392	$3,106	$—	$—	$593,084

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,145	$282	$85,427
Consumer:
Secured by real estate	34,341	17	34,358
Other	410	—	410

Total	$119,896	$299	$120,195

	December 31, 2017
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,446	$314	$85,760
Consumer:
Secured by real estate	32,179	28	32,207
Other	563	—	563

Total	$118,188	$342	$118,530

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
	At June 30, 2018
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$26,103	$—	$26,103	$—
Obligations of state and political subdivisions	3,101	—	3,101	—
Mortgage-backed securities	64,608	—	64,608	—
Asset-backed securities	5,888	—	5,888	—
Corporate debt	12,894	—	12,894	—

Total available-for-sale securities	$112,594	$—	$112,594	$—

Other equity investments	$3,694	$3,634	$60	$—

Interest rate swap	$280	$—	$280	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2018 or during the year ended December 31, 2017. There were no changes to the valuation techniques for fair value measurements as of June 30, 2018 and December 31, 2017.

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

The other equity investments primarily represent a Community Reinvestment Act (CRA) mutual fund investment.

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
	At June 30, 2018
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$317	$—	$—	$317
	$317	$—	$—	$317

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$109	$—	$—	$109
Commercial real estate	192	—	—	192
Residential real estate	296	—	—	296
	$597	$—	$—	$597

Collateral-dependent impaired loans measured for impairment using fair value of the collateral had a recorded investment value of $389,000, resulting in an increase in the allowance for loan losses of $72,000 for the six months ended June 30, 2018.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $624,000, resulting in an increase of the allowance for loan losses of $27,000 for the year ended December 31, 2017.

There was no OREO at June 30, 2018 or December 31, 2017.

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

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2018
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$317	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2017
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$597	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At June 30, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$13,529	$13,529	$—	$—
Securities available-for-sale	112,594	—	112,594	—
Securities held to maturity	58,471	—	56,624	—
Other equity investments	3,694	3,634	60	—
FHLB-NY stock	3,087	N/A	N/A	N/A
Loans held for sale	607	—	—	607
Loans, net	713,311	—	—	713,939
Interest rate swap	280	—	280	—

Financial liabilities:
Deposits	792,061	585,473	204,321	—
FHLB-NY advances	46,700	—	46,088	—
Subordinated Debentures and Subordinated Notes	23,350	—	—	23,592

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,270	$21,270	$—	$—
Securities available-for-sale	109,259	—	109,259	—
Securities held to maturity	52,442	—	51,551	—
Other equity investments	3,756	3,696	60	—
FHLB-NY stock	3,715	N/A	N/A	N/A
Loans held for sale	370	—	—	370
Loans, net	702,561	—	—	714,387

Financial liabilities:
Deposits	764,099	565,292	197,696	—
FHLB-NY advances	63,760	—	63,340	—
Subordinated Debentures and Subordinated Notes	23,317	—	—	23,478
Interest rate swap	29	—	29	—

The following methods and assumptions were used to estimate the fair value of financial instruments recorded at fair value on a recurring or non-recurring basis not previously described:

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. Fair value for loans at June 30, 2018 is based on an exit price model as required by ASU 2106-01 taxing into account inputs such as probability of default and loss given default assumptions. As of December 31, 2017, the fair value of loans is estimated by discounting cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At June 30, 2018 and December 31, 2017, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2018 and December 31, 2017 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at June 30, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Net income	$2,301	$1,268	$4,109	$2,259

Weighted average common shares outstanding - basic	8,675,868	8,174,484	8,667,235	7,155,367
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	8,675,868	8,174,484	8,667,235	7,155,367

Basic earnings per common share	$0.27	$0.16	$0.47	$0.32

Diluted earnings per common share	$0.27	$0.16	$0.47	$0.32

There were no stock options to purchase shares of common stock for the three and six months ended June 30, 2018 and 2017.

Note 6. Accumulated Other Comprehensive Income

The components of other comprehensive (loss) income, both gross and net of tax, are presented for the periods below:

	Three Months Ended June 30,
	2018			2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$(488)	$129	$(359)	$301	$(114)	$187
Accretion of loss on securities reclassified to held to maturity	6	(2)	4	10	(4)	6
Change in fair value of interest rate swap	77	(22)	55	(62)	25	(37)

Total other comprehensive income (loss)	$(405)	$105	$(300)	$249	$(93)	$156

	Six Months Ended June 30,
	2018			2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$(1,832)	$480	$(1,352)	$632	$(240)	$392
Reclassification adjustment for gains in net income	(6)	2	(4)	—	—	—
Accretion of loss on securities reclassified to held to maturity	18	(5)	13	21	(8)	13
Change in fair value of interest rate swap	309	(87)	222	(62)	25	(37)

Total other comprehensive income (loss)	$(1,511)	$390	$(1,121)	$591	$(223)	$368

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at March 31, 2018	$(2,137)	$(51)	$146	$(2,042)
Other comprehensive income (loss) before reclassifications	(359)	4	55	(300)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	(359)	4	55	(300)

Balance at June 30, 2018	$(2,496)	$(47)	$201	$(2,342)

	Six Months Ended June 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income (loss) before reclassifications	(1,352)	13	222	(1,117)
Amounts reclassified from other comprehensive income (loss)	(4)	—	—	(4)

Other comprehensive income (loss)	(1,356)	13	222	(1,121)

Reclassification due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at June 30, 2018	$(2,496)	$(47)	$201	$(2,342)

	Three Months Ended June 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at March 31, 2017	$(1,038)	$(71)	$—	$(1,109)
Other comprehensive income (loss) before reclassifications	187	6	(37)	156
Amounts reclassified from other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	187	6	(37)	156

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)

	Six Months Ended June 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income (loss) before reclassifications	392	13	(37)	368
Amounts reclassified from other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	392	13	(37)	368

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)

The following tables present amounts reclassified from each component of accumulated other comprehensive loss for the six months ended June 30, 2018.

	Six Months Ended	Income
Components of Accumulated Other	June 30,	Statement
Comprehensive Loss	2018	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$6	Gains on securities transactions, net
Tax effect	(2)

Total reclassifications, net of tax	$4

There were no amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2018 or the three and six months ended June 30, 2017.

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

Financial Condition

Total assets increased $12.9 million to $941.7 million at June 30, 2018 from $928.8 million at December 31, 2017. Cash and cash equivalents decreased $7.7 million to $13.5 million as funds were invested in securities and loans. Total securities (including available-for-sale, held to maturity, other equity investments and FHLBNY stock) increased $8.7 million to $177.8 million. Net loans increased $10.7 million to $713.3 million at June 30, 2018 compared to $702.6 million at December 31, 2017. During the first six months of 2018, new loan originations were partially offset by several larger loan payoffs and normal principal amortization.

Deposits totaled $792.1 million at June 30, 2018, an increase of $28.0 million from $764.1 million at December 31, 2017. The growth in deposits primarily consisted of a $15.5 million increase in noninterest-bearing accounts and a $12.5 million increase in interest-bearing accounts. Other borrowings decreased to $46.7 million at June 30, 2018 compared to $63.8 million at December 31, 2017 primarily reflecting repayment of maturing borrowings.

Results of Operations

General

The Corporation reported net income of $2.3 million, or $0.27 diluted earnings per common share for the three months ended June 30, 2018 compared to net income of $1.3 million, or $0.16 diluted earnings per share, for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Corporation reported net income of $4.1 million, or $0.47 diluted earnings per common share, compared to net income of $2.3 million, or $0.32 diluted earnings per share, for the six months ended June 30, 2017. Furthermore, earnings per share for the six months ended June 30, 2017 were impacted by the 2,509,090 shares issued in the Corporation's public offering of common stock completed in April 2017.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2018 was $7.0 million and $13.9 million, respectively, compared to $6.6 million and $12.8 million recorded in the prior year periods. The net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, for the three months ended June 30, 2018 were 2.87% and 3.16%, respectively, compared to 2.91% and 3.14% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, were 2.89% and 3.15%, respectively, compared to 2.97% and 3.18% for the six months ended June 30, 2017.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2018 and 2017 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis for the 2018 and 2017 periods assuming a statutory tax rate of 21% and 34%, respectively. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$712,880	$7,774	4.37%	$673,413	$7,017	4.18%
Taxable investment securities (1)	156,969	974	2.49	152,285	838	2.21
Tax-exempt investment securities (1) (2)	5,817	46	3.17	8,965	102	4.56
Other interest-earning assets	16,478	86	2.09	5,540	29	2.10
Total interest-earning assets	892,144	8,880	3.99	840,203	7,986	3.81
Non-interest-earning assets:
Allowance for loan losses	(8,716)			(8,326)
Other assets	48,283			46,532
Total assets	$931,711			$878,409

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$306,523	$472	0.62%	$237,947	$129	0.22%
Savings deposits	84,677	21	0.10	93,754	23	0.10
Time deposits	207,333	776	1.50	192,096	567	1.18
FHLB-NY borrowing	45,045	198	1.76	82,822	319	1.54
Subordinated debentures and subordinated notes	23,341	393	6.75	23,276	371	6.39
Total interest-bearing liabilities	666,919	1,860	1.12	629,895	1,409	0.90
Non-interest-bearing liabilities:
Demand deposits	185,823			176,489
Other liabilities	4,027			3,058
Stockholders' equity	74,942			68,967
Total liabilities and stockholders' equity	$931,711			$878,409
Net interest income (taxable equivalent basis)		7,020			6,577
Tax equivalent adjustment		(12)			(43)
Net interest income		$7,008			$6,534
Net interest spread (taxable equivalent basis)			2.87%			2.91%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.16%			3.14%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments for 2018 and 2017 are based on a marginal tax rate of 21% and 34%, respectively.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$709,221	$15,297	4.35%	$650,513	$13,612	4.22%
Taxable investment securities (1)	155,738	1,881	2.44	146,026	1,572	2.17
Tax-exempt investment securities (1) (2)	6,364	103	3.26	9,321	210	4.54
Other interest-earning assets	15,217	153	2.03	5,130	60	2.36
Total interest-earning assets	886,540	17,434	3.97	810,990	15,454	3.84
Non-interest-earning assets:
Allowance for loan losses	(8,750)			(8,154)
Other assets	47,942			45,538
Total assets	$925,732			$848,374

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$299,866	$799	0.54%	$239,309	$256	0.22%
Savings deposits	85,241	43	0.10	91,813	47	0.10
Time deposits	205,943	1,492	1.46	184,627	1,049	1.15
FHLB-NY borrowing	52,684	457	1.75	75,754	562	1.50
Subordinated debentures and subordinated notes	23,333	785	6.78	23,268	739	6.40
Total interest-bearing liabilities	667,067	3,576	1.08	614,771	2,653	0.87
Non-interest-bearing liabilities:
Demand deposits	180,136			170,019
Other liabilities	4,092			2,992
Stockholders' equity	74,437			60,592
Total liabilities and stockholders' equity	$925,732			$848,374
Net interest income (taxable equivalent basis)		13,858			12,801
Tax equivalent adjustment		(27)			(87)
Net interest income		$13,831			$12,714
Net interest spread (taxable equivalent basis)			2.89%			2.97%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.15%			3.18%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments for 2018 and 2017 are based on a marginal tax rate of 21% and 34%, respectively.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and six months ended June 30, 2018, total interest income, on a tax equivalent basis, was $8.9 million and $17.4 million, respectively, compared to $8.0 million and $15.5 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $51.9 million and $75.6 million for the three and six months ended June 30, 2018 compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase, from the comparable prior year periods, in average loans. Average loans increased $39.5 million and $58.7 for the three and six months ended June 30, 2018 when compared to the prior year averages. The three and six months ended June 30, 2018 included approximately $90,000 and $198,000 of interest recoveries and prepayment premiums on loan payoffs compared to $18,000 and $134,000 for the same prior year periods. The average rate earned on interest-earning assets was 3.99% and 3.97% for the three and six months ended June 30, 2018, respectively, compared to an average rate of 3.81% and 3.84% for the three and six months ended June 30, 2017.

Interest expense increased $451,000 and $923,000 for the three and six months ended June 30, 2018, compared to the same period for 2017. The average balance of interest-bearing deposits increased $74.7 million and $75.3 million for the three and six months ended June 30, 2018 from the comparable 2017 periods. Partially offsetting, for the three and six months ended June 30, 2018, average FHLB-NY borrowings decreased $37.8 million and $23.1 million, respectively. The cost for total interest-bearing liabilities was 1.12% and 1.08% for the three and six months ended June 30, 2018, respectively, compared to 0.90% and 0.87% for the three and six months ended June 30, 2017, respectively.

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

For the three and six months ended June 30, 2018, the Corporation recorded negative loan loss provisions of $780,000 and $1.1 million, respectively, compared to loan loss provisions of $260,000 and $560,000 for the three and six months ended June 30, 2017, respectively. While growth in the loan portfolio generally requires the establishment of additional reserves, the negative loan loss provision in the current year periods reflects net recoveries of previously charged off loan balances of $688,000 and $706,000 for the three and six months ended June 30, 2018, respectively. The negative loan loss provision also reflects the continued improvement in the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates.

Nonperforming loans were $1.3 million at June 30, 2018, or 0.18% of total gross loans, a slight increase from $1.2 million of nonperforming loans, or 0.17% of total gross loans, at December 31, 2017.

The allowance for loan losses was $8.4 million, or 1.16% of total gross loans, as of June 30, 2018 compared to $8.8 million, or 1.23% of total gross loans, as of December 31, 2017. The allowance for loan losses related to impaired loans increased slightly from $609,000 at December 31, 2017 to $646,000 at June 30, 2018. There were no charge-offs during the three months ended June 30, 2018. During the six months ended June 30, 2018, the Corporation charged off $30,000 of loans compared to charge-offs of $2,000 and $3,000 for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, the Corporation recovered $688,000 and $736,000, respectively, of previously charged-off loans compared to $46,000 and $88,000 during the same periods in 2017. A single recovery of $592,000 resulted from the payoff, in full, of a commercial real estate loan during the three months ended June 30, 2018.

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

Noninterest Income

Noninterest income was $859,000 and $1.6 million for the three and six months ended June 30, 2018 compared to $813,000 and $1.6 million for the comparable prior year three and six-month periods. The three and six months ended June 30, 2018 reflect $59,000 of gains from the sale of the guaranteed portion of newly originated Small Business Administration ("SBA") loans. The three and six months ended June 30, 2018 included a negative $29,000 and $103,000 mark to market adjustment of a CRA investment, respectively, which is classified as an equity security. Such security has been owned for years for CRA purposes, but in connection with the adoption of ASU 2016-01, equity securities now require a quarterly mark to market through the income statement.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2018 was $5.5 million and $10.9 million, respectively, compared to $5.1 million and $10.2 million for the same prior year periods. The Corporation's largest expense is salaries and employee benefits, which increased $249,000 and $514,000 in the current three and six-month periods, respectively, when compared to the three and six months ended June 30, 2017. As the balance sheet continues to grow, the Corporation will continue to manage expenses appropriately.

Income Tax Expense

Income tax expense totaled $842,000 and $1.5 million for the three and six months ended June 30, 2018, respectively, representing an effective tax rate of 26.8% and 26.6% for the respective periods. For the three and six months ended June 30, 2017, income tax expense totaled $736,000 and $1.3 million, respectively, equating to an effective tax rate of 36.7% for both periods. For the 2018 periods, tax expense reflects the impact of the Tax Cuts and Jobs Act that included a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans and loan concentrations. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$1,283	$1,136	$1,194	$806
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	1,283	1,136	1,194	806
Total nonperforming assets	$1,283	$1,136	$1,194	$806
Allowance for loan losses	$8,353	$8,445	$8,762	$8,614
Nonperforming loans to total gross loans	0.18%	0.16%	0.17%	0.12%
Nonperforming assets to total assets	0.14%	0.12%	0.13%	0.09%
Allowance for loan losses to total gross loans	1.16%	1.19%	1.23%	1.24%

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

At June 30, 2018, the balance of nonaccrual loans were comprised of seven loans, compared to eight loans at December 31, 2017. Nonaccrual loans increased $89,000 to $1,283,000 compared to $1,194,000 at December 31, 2017 primarily due to the addition of one new nonaccrual loan partially offset by a loan returning to accruing status and the payoff of another loan.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at June 30, 2018 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at June 30, 2018, the level of loans past due 30-89 days was $356,000, comprised of two loans, compared to $704,000 at December 31, 2017. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2018 the Corporation recorded net recoveries of $688,000 and $706,000, respectively, compared to net recoveries of $44,000 and $85,000 for the three and six months ended June 30, 2017. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At both June 30, 2018 and December 31, 2017, the Corporation had $6.6 million of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $6.1 million and $5.9 million were performing in accordance with their new terms at June 30, 2018 and December 31, 2017, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $646,000 and $582,000 have been allocated for the troubled debt restructurings at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, there were $10.4 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At June 30, 2018, the Bank's capital conservation buffer requirement was 1.875%, and the actual capital conservation buffer was 5.42%.

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

As of June 30, 2018, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.15%	4.00%	N/A
Bank	10.36%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.35%	4.50%	6.50%
Tier 1
Corporation	11.10%	4.00%	N/A
Bank	12.35%	6.00%	8.00%
Total
Corporation	14.28%	8.00%	N/A
Bank	13.42%	8.00%	10.00%

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

Cash and cash equivalents decreased $7.7 million during the first six months of 2018. Net operating and financing activities provided $2.6 million and $10.4 million, respectively, while investing activities used $20.8 million.

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

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On July 18, 2018, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of August 1, 2018. The dividend is to be paid on August 15, 2018.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: August 9, 2018	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

__________________________________________
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