Form 10-Q
period 2018-09-30
STEWARDSHIP FINANCIAL CORP
filed 2018-11-08
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☐     No ☒

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of November 6, 2018 was 8,678,082.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$10,487	$20,558
Other interest-earning assets	352	712
Cash and cash equivalents	10,839	21,270

Securities available-for-sale	109,764	109,259
Securities held to maturity; estimated fair value of $59,947 (at September 30, 2018) and $51,551 (at December 31, 2017)	62,227	52,442
Other equity investments, at fair value	3,661	3,756
Federal Home Loan Bank of New York stock, at cost	3,552	3,715
Loans held for sale	—	370
Loans, net of allowance for loan losses of $7,904 (at September 30, 2018) and $8,762 (at December 31, 2017)	721,088	702,561
Premises and equipment, net	6,920	6,909
Accrued interest receivable	2,649	2,566
Bank owned life insurance	21,498	21,084
Other assets	5,915	4,834
Total assets	$948,113	$928,766

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$190,303	$172,861
Interest-bearing	596,263	591,238
Total deposits	786,566	764,099

Federal Home Loan Bank of New York advances	56,800	63,760
Subordinated Debentures and Subordinated Notes	23,366	23,317
Accrued interest payable	726	1,116
Accrued expenses and other liabilities	2,736	2,809
Total liabilities	870,194	855,101

Shareholders' equity

Common stock, no par value: 20,000,000 shares authorized at September 30, 2018 and December 31, 2017; 8,678,454 and 8,652,804 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	61,013	60,742
Retained earnings	19,503	14,307
Accumulated other comprehensive loss, net	(2,597)	(1,384)
Total Shareholders' equity	77,919	73,665
Total liabilities and Shareholders' equity	$948,113	$928,766

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$8,044	$7,359	$23,332	$20,953
Securities held to maturity:
Taxable	344	245	873	732
Nontaxable	22	45	78	157
Securities available-for-sale:
Taxable	690	594	1,920	1,601
Nontaxable	14	14	43	43
Other equity investments	24	23	75	72
FHLB dividends	53	58	175	136
Other interest-earning assets	24	62	126	73
Total interest income	9,215	8,400	26,622	23,767
Interest expense:
Deposits	1,404	869	3,738	2,221
FHLB-NY Borrowings	214	333	671	895
Subordinated Debentures and Subordinated Notes	395	375	1,180	1,114
Total interest expense	2,013	1,577	5,589	4,230
Net interest income before provision for loan losses	7,202	6,823	21,033	19,537
Provision for loan losses	(490)	20	(1,605)	580
Net interest income after provision for loan losses	7,692	6,803	22,638	18,957
Noninterest income:
Fees and service charges	542	524	1,600	1,578
Bank owned life insurance	138	141	414	385
Gain on calls and sales of securities, net	—	1	6	1
Gain on sales of mortgage loans	12	68	43	123
Gain on sales of SBA loans	70	—	129	—
Gain on sale of other real estate owned	—	—	—	13
Miscellaneous	75	111	229	357
Total noninterest income	837	845	2,421	2,457
Noninterest expenses:
Salaries and employee benefits	3,198	2,843	9,436	8,567
Occupancy, net	426	414	1,271	1,216
Equipment	186	173	555	497
Data processing	489	444	1,451	1,369
Advertising	192	182	556	529
FDIC insurance premium	66	50	200	236
Charitable contributions	180	130	555	375
Bank-card related services	133	137	391	421
Other real estate owned, net	—	—	—	24
Miscellaneous	684	663	2,071	1,999
Total noninterest expenses	5,554	5,036	16,486	15,233
Income before income tax expense	2,975	2,612	8,573	6,181
Income tax expense	813	972	2,302	2,282
Net income	$2,162	$1,640	$6,271	$3,899
Basic and diluted earnings per common share	$0.25	$0.19	$0.72	$0.51
Weighted average number of basic and diluted common shares outstanding	8,677,445	8,643,737	8,670,662	7,656,942

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$2,162	$1,640	$6,271	$3,899
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	(369)	138	(1,721)	530
Reclassification adjustment for gains in net income	—	(1)	(4)	(1)
Accretion of loss on securities reclassified to held to maturity	6	10	19	23
Change in fair value of interest rate swap	108	(6)	330	(43)
Total other comprehensive income (loss)	(255)	141	(1,376)	509

Total comprehensive income	$1,907	$1,781	$4,895	$4,408

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2017	8,652,804	$60,742	$14,307	$(1,384)	$73,665
Cash dividends declared on common stock	—	—	(780)	—	(780)
Payment of discount on dividend reinvestment plan	—	(3)	—	—	(3)
Common stock issued under dividend reinvestment plan	6,080	65	—	—	65
Common stock issued under stock plans	2,943	30	—	—	30
Issuance of restricted stock	28,221	301	(301)	—	—
Amortization of restricted stock	—	—	154	—	154
Restricted stock forfeited	(11,594)	(122)	15	—	(107)
Net income	—	—	6,271	—	6,271
Other comprehensive loss	—	—	—	(1,376)	(1,376)
Balance -- Reclassification due to the adoption of ASU 2016-01	—	—	(163)	163	—
Balance -- September 30, 2018	8,678,454	$61,013	$19,503	$(2,597)	$77,919

	Nine Months Ended September 30, 2017
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2016	6,121,329	$41,626	$11,082	$(1,321)	$51,387
Issuance of common stock, net costs	2,509,090	18,860	—	—	18,860
Cash dividends declared on common stock	—	—	(702)	—	(702)
Payment of discount on dividend reinvestment plan	—	(4)	—	—	(4)
Common stock issued under dividend reinvestment plan	7,592	67	—	—	67
Common stock issued under stock plans	2,976	27	—	—	27
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock	—	—	139	—	139
Restricted stock forfeited	(16,547)	(139)	17	—	(122)
Tax benefit from restricted stock vesting	—	48	—	—	48
Net income	—	—	3,899	—	3,899
Other comprehensive income	—	—	—	509	509
Balance -- September 30, 2017	8,645,316	$60,670	$14,250	$(812)	$74,108

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$6,271	$3,899
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	345	295
Amortization of premiums and accretion of discounts, net	362	403
Amortization of restricted stock	47	17
Amortization of subordinated debenture issuance costs	49	49
Accretion of deferred loan fees	115	110
Fair value adjustment for equity security	137	—
Provision for loan losses	(1,605)	580
Originations of mortgage loans held-for-sale	(3,016)	(8,271)
Proceeds from sale of mortgage loans	3,429	8,479
Gain on sale of SBA loans	(129)	—
Gain on sales of mortgage loans	(43)	(123)
Gain on calls and sales of securities	(6)	(1)
Gain on sale of other real estate owned	—	(13)
Deferred income tax expense (benefit)	2,499	(295)
Excess tax benefit from restricted stock vesting	—	48
Increase in accrued interest receivable	(83)	(299)
Decrease in accrued interest payable	(390)	(109)
Earnings on bank owned life insurance	(414)	(385)
(Increase) decrease in other assets	(2,824)	176
Decrease in other liabilities	257	864
Net cash provided by operating activities	5,001	5,424
Cash flows from investing activities:
Purchase of securities available-for-sale	(16,199)	(27,667)
Proceeds from maturities and principal repayments on securities available-for-sale	11,922	10,565
Proceeds from sales and calls on securities available-for-sale	1,006	500
Purchase of securities held-to-maturity	(14,828)	(7,175)
Proceeds from maturities and principal repayments on securities held-to-maturity	4,711	5,006
Proceeds from calls on securities held-to-maturity	280	1,120
Purchase of equity securities	(42)	—
Purchase of FHLB-NY stock	(3,162)	(10,639)
Redemption of FHLB-NY stock	3,325	10,235
Net increase in loans	(16,908)	(87,655)
Proceeds from sale of other real estate owned	—	414
Purchase of bank owned life insurance	—	(4,000)
Additions to premises and equipment	(356)	(434)
Net cash used in investing activities	(30,251)	(109,730)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	17,442	2,303
Net increase in interest-bearing deposits	5,025	79,728
Increase in loan term borrowings	—	25,000
Repayment of long term borrowings	(20,760)	(10,000)
Net increase (decrease) in short-term borrowings	13,800	(5,440)
Proceeds from issuance of common stock, net of costs	—	18,860

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Cash Flows, continued (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Cash dividends paid on common stock	(780)	(702)
Payment of discount on dividend reinvestment plan	(3)	(4)
Issuance of common stock for cash	95	94
Net cash provided by financing activities	14,819	109,839
Net increase (decrease) in cash and cash equivalents	(10,431)	5,533
Cash and cash equivalents - beginning	21,270	11,680
Cash and cash equivalents - ending	$10,839	$17,213

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,979	$4,339
Cash paid during the period for income taxes	$3,014	$1,962

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and

Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients;” ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue Contracts with Customers;" ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments;" and ASU 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403." These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the the Condensed Consolidated Statement of Income was not necessary. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying this ASU that significantly affect the determination of the amount and timing of the revenue from contracts with customers. The Corporation has completed its evaluation and adopted this ASU effective January 1, 2018 using the modified retrospective approach. Adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and related disclosures as our primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to service charges on deposit accounts and debit card interchange, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption, however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as the date of adoption was not material. As such, a cumulative effective adjustment to opening retained earnings was not deemed necessary.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments;" ASU 2018-1, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, "Codification Improvements to Topic 842, Leases;" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." Based on the current lease portfolio, upon adoption of the new accounting standard, the Corporation anticipates recognizing a lease liability and related right-of-use asset on the Consolidated Statement of financial Condition. Management is continuing to evaluate the Corporation's outstanding inventory of leases and determining the effect of recognizing operating leases on the Consolidated Statements of Financial Condition. The Corporation plans to adopt the modified retrospective approach under ASU 2018-11. The final impact of the standard will depend on the Corporation's lease composition as of the adoption date.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2017-12 is permitted. As of September 30, 2018, the Corporation has early adopted ASU 2017-12 with no impact to the Corporation's consolidated financial statements.

Note 2. Securities – Available-for-Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$26,541	$7	$897	$25,651
Obligations of state and political subdivisions	3,210	—	132	3,078
Mortgage-backed securities	65,251	21	2,487	62,785
Asset-backed securities (a)	5,405	16	1	5,420
Corporate debt	13,386	26	582	12,830

Total available-for-sale securities	$113,793	$70	$4,099	$109,764

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,699	$30	$396	$21,333
Obligations of state and political subdivisions	3,221	—	56	3,165
Mortgage-backed securities	64,775	70	1,011	63,834
Asset-backed securities (a)	6,672	30	4	6,698
Corporate debt	14,437	94	302	14,229

Total available-for-sale securities	$110,804	$224	$1,769	$109,259

(a) Collateralized by student loans.

Cash proceeds from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2018, were $0 and $1,006,000, respectively. There were $500,000 in cash proceeds realized from sales and calls of securities available-for-sale for the three and nine months ended September 30, 2017. Gross gains realized on sales or calls during the three and nine months ended September 30, 2018, were $0 and $6,000, respectively. There were no gross losses realized on sales or calls during the three and nine months ended September 30, 2018, respectively. There were $1,000 in gross gains and no gross losses realized on sales or calls during the three and nine months ended September 30, 2017.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held to maturity securities:

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$1,000	$—	$20	$980
U.S. government-sponsored agencies	34,564	—	1,595	32,969
Obligations of state and political subdivisions	2,361	15	36	2,340
Mortgage-backed securities	24,302	32	676	23,658

Total held-to-maturity securities	$62,227	$47	$2,327	$59,947

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$11	$988
U.S. government-sponsored agencies	27,075	4	760	26,319
Obligations of state and political subdivisions	4,057	21	23	4,055
Mortgage-backed securities	20,311	76	198	20,189

Total held-to-maturity securities	$52,442	$101	$992	$51,551

Cash proceeds from calls of securities held to maturity for the three and nine months ended September 30, 2018 were $0 and $280,000, respectively. Cash proceeds from calls of securities held to maturity for the three and nine months ended September 30, 2017 were $400,000 and $1,120,000, respectively. There were no gross gains and no gross losses realized on calls during the three and nine months ended September 30, 2018 and September 30, 2017.

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

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$397	$395
After one year, but within five years	14,072	13,758
After five years, but within ten years	24,037	23,064
After ten years	4,631	4,342
Mortgage-backed securities	65,251	62,785
Asset-backed securities	5,405	5,420

Total	$113,793	$109,764

Held to maturity
Within one year	$335	$335
After one year, but within five years	18,033	17,486
After five years, but within ten years	19,066	18,013
After ten years	491	455
Mortgage-backed securities	24,302	23,658

Total	$62,227	$59,947

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at September 30, 2018 and December 31, 2017, and if the unrealized loss position was continuous for the twelve months prior to September 30, 2018 and December 31, 2017.

Available-for-Sale
September 30, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$11,073	$(189)	$13,394	$(708)	$24,467	$(897)
Obligations of state and political subdivisions	1,363	(21)	1,715	(111)	3,078	(132)
Mortgage-backed securities	19,078	(344)	41,106	(2,143)	60,184	(2,487)
Asset-backed securities	2,999	(1)	—	—	2,999	(1)
Corporate debt	2,490	(10)	8,814	(572)	11,304	(582)

Total temporarily impaired securities	$37,003	$(565)	$65,029	$(3,534)	$102,032	$(4,099)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$8,260	$(70)	$11,174	$(326)	$19,434	$(396)
Obligations of state and political subdivisions	1,384	(7)	1,781	(49)	3,165	(56)
Mortgage-backed securities	30,575	(201)	26,809	(810)	57,384	(1,011)
Asset-backed securities	—	—	3,013	(4)	3,013	(4)
Corporate debt	—	—	9,135	(302)	9,135	(302)

Total temporarily impaired securities	$40,219	$(278)	$51,912	$(1,491)	$92,131	$(1,769)

Held to Maturity
September 30, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$980	$(20)	$980	$(20)
U.S. government- sponsored agencies	11,979	(201)	20,990	(1,394)	32,969	(1,595)
Obligations of state and political subdivisions	—	—	456	(36)	456	(36)
Mortgage-backed securities	13,395	(250)	9,089	(426)	22,484	(676)

Total temporarily impaired securities	$25,374	$(451)	$31,515	$(1,876)	$56,889	$(2,327)

December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	10,032	(139)	15,265	(621)	25,297	(760)
Obligations of state and political subdivisions	—	—	474	(23)	474	(23)
Mortgage-backed securities	9,531	(114)	3,896	(84)	13,427	(198)

Total temporarily impaired securities	$20,551	$(264)	$19,635	$(728)	$40,186	$(992)

Other-Than-Temporary Impairment

At September 30, 2018, there were available-for-sale investments comprising seventeen U.S. government-sponsored agency securities, four obligations of state and political subdivision securities, fifty-two mortgage-backed securities, and nine corporate debt securities in a continuous loss position for twelve months or longer. At September 30, 2018, there were held to maturity investments comprising one U.S. Treasury security, twenty-two U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and twenty-one mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at September 30, 2018 and December 31, 2017 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At September 30, 2018 and December 31, 2017, respectively, the loan portfolio consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$30,576	$31,684
Other	66,309	57,372
Commercial real estate	499,571	493,542
Commercial construction	6,716	2,152
Residential real estate	83,729	85,760
Consumer:
Secured by real estate	34,749	32,207
Other	421	563
Government Guaranteed Loans - guaranteed portion	7,206	8,334
Other	198	106

Total gross loans	729,475	711,720

Less: Deferred loan costs, net	483	397
Allowance for loan losses	7,904	8,762
	8,387	9,159

Loans, net	$721,088	$702,561

Included in Commercial - Other and Commercial real estate at September 30, 2018 were $172,000 and $1.6 million of Small Business Administration ("SBA") loans originated during 2018. The guaranteed portions of these loans were sold during the nine months ended September 30, 2018.

The Corporation has purchased the guaranteed portion of several Government Guaranteed loans. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended September 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,931	$(250)	$—	$25	$2,706
Commercial real estate	5,204	(258)	—	16	4,962
Commercial construction	71	19	—	—	90
Residential real estate	69	(5)	—	—	64
Consumer	69	—	—	1	70
Other loans	1	1	(1)	—	1
Unallocated	8	3	—	—	11

Total	$8,353	$(490)	$(1)	$42	$7,904

	Nine Months Ended September 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,058	$(448)	$(29)	$125	$2,706
Commercial real estate	5,531	(1,219)	—	650	4,962
Commercial construction	33	57	—	—	90
Residential real estate	68	(4)	—	—	64
Consumer	64	4	—	2	70
Other loans	1	1	(2)	1	1
Unallocated	7	4	—	—	11

Total	$8,762	$(1,605)	$(31)	$778	$7,904

	Three Months Ended September 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,662	$145	$(1)	$18	$2,824
Commercial real estate	5,502	(80)	—	21	5,443
Commercial construction	253	(27)	—	—	226
Residential real estate	58	(1)	—	—	57
Consumer	63	(7)	—	6	62
Other loans	5	(5)	—	—	—
Unallocated	7	(5)	—	—	2

Total	$8,550	$20	$(1)	$45	$8,614

	Nine Months Ended September 30, 2017
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,663	$111	$(3)	$53	$2,824
Commercial real estate	4,734	637	—	72	5,443
Commercial construction	355	(129)	—	—	226
Residential real estate	66	(9)	—	—	57
Consumer	75	(20)	—	7	62
Other loans	—	—	(1)	1	—
Unallocated	12	(10)	—	—	2

Total	$7,905	$580	$(4)	$133	$8,614

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$76	$564	$—	$—	$—	$—	$—	$—	$640

Collectively evaluated for impairment	2,630	4,398	90	64	70	—	1	11	7,264

Total ending allowance balance	$2,706	$4,962	$90	$64	$70	$—	$1	$11	$7,904

Loans:
Loans individually evaluated for impairment	$642	$6,114	$—	$275	$16	$—	$—	$—	$7,047

Loans collectively evaluated for impairment	96,243	493,457	6,716	83,454	35,154	7,206	198	—	722,428

Total ending loan balance	$96,885	$499,571	$6,716	$83,729	$35,170	$7,206	$198	$—	$729,475

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$34	$575	$—	$—	$—	$—	$—	$—	$609

Collectively evaluated for impairment	3,024	4,956	33	68	64	—	1	7	8,153

Total ending allowance balance	$3,058	$5,531	$33	$68	$64	$—	$1	$7	$8,762

Loans:
Loans individually evaluated for impairment	$549	$6,236	$—	$295	$62	$—	$—	$—	$7,142

Loans collectively evaluated for impairment	88,507	487,306	2,152	85,465	32,708	8,334	106	—	704,578

Total ending loan balance	$89,056	$493,542	$2,152	$85,760	$32,770	$8,334	$106	$—	$711,720

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial:
Secured by real estate	$397	$136
Commercial real estate	583	701
Residential real estate	275	295
Consumer:
Secured by real estate	16	62
Total nonaccrual loans	$1,271	$1,194

At September 30, 2018 and December 31, 2017, there were no loans that were past due 90 days and still accruing.

The following table presents information regarding loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$452	$422
Commercial real estate	3,354	3,027
Residential Real Estate	284	275
Consumer:
Secured by real estate	21	16
	4,111	3,740

With an allowance recorded:
Commercial:
Secured by real estate	97	97	$71
Other	123	123	5
Commercial real estate	3,086	3,087	564
	3,306	3,307	640

Total:
Commercial:
Secured by real estate	549	519	71
Other	123	123	5
Commercial real estate	6,440	6,114	564
Residential Real Estate	284	275	—
Consumer:
Secured by real estate	21	16	—
	$7,417	$7,047	$640

	At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$389	$389
Commercial real estate	3,442	3,124
Residential real estate	295	295
Consumer:
Secured by real estate	71	62
	4,197	3,870

With an allowance recorded:
Commercial:
Secured by real estate	33	32	$27
Other	128	128	7
Commercial real estate	3,112	3,112	575
	3,273	3,272	609

Total:
Commercial:
Secured by real estate	422	421	27
Other	128	128	7
Commercial real estate	6,554	6,236	575
Residential real estate	295	295	—
Consumer:
Secured by real estate	71	62	—
	$7,470	$7,142	$609

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$545	$2	$878	$22
Commercial real estate	3,043	29	3,172	30
Residential Real Estate	278	—	—	—
Consumer:
Secured by real estate	17	—	68	—
Total	3,883	31	4,118	52

With an allowance recorded:
Commercial:
Secured by real estate	98	1	36	—
Other	124	2	150	3
Commercial real estate	3,091	41	3,135	32
	3,313	44	3,321	35

Total	$7,196	$75	$7,439	$87

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$465	$10	$1,107	$63
Commercial real estate	3,076	84	3,155	92
Residential Real Estate	285	—	—	—
Consumer:
Secured by real estate	35	—	72	—
Total	3,861	94	4,334	155

With an allowance recorded:
Commercial:
Secured by real estate	57	2	48	—
Other	126	6	182	10
Commercial real estate	3,099	121	3,152	96
	3,282	129	3,382	106

Total	$7,143	$223	$7,716	$261

During the three and nine months ended September 30, 2018 and 2017, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017. Nonaccrual loans are included in the disclosure by payment status.

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$292	$105	$397	$30,179	$30,576
Other	6	—	—	6	66,303	66,309
Commercial real estate	—	71	512	583	498,988	499,571
Commercial construction	—	—	—	—	6,716	6,716
Residential real estate	308	—	—	308	83,421	83,729
Consumer:
Secured by real estate	61	—	—	61	34,688	34,749
Other	1	—	—	1	420	421
Government Guaranteed	—	—	—	—	7,206	7,206
Other	—	—	—	—	198	198

Total	$376	$363	$617	$1,356	$728,119	$729,475

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$186	$—	$—	$186	$31,498	$31,684
Other	8	—	—	8	57,364	57,372
Commercial real estate	300	—	599	899	492,643	493,542
Commercial construction	—	—	—	—	2,152	2,152
Residential real estate	314	—	—	314	85,446	85,760
Consumer:
Secured by real estate	—	—	28	28	32,179	32,207
Other	—	—	—	—	563	563
Government Guaranteed	—	—	—	—	8,334	8,334
Other	—	—	—	—	106	106

Total	$808	$—	$627	$1,435	$710,285	$711,720

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

At September 30, 2018 and December 31, 2017, the Corporation had $6.3 million and $6.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.8 million and $5.9 million had demonstrated a reasonable period of performance in accordance with their new terms at September 30, 2018 and December 31, 2017, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $641,000 and $582,000 have been recorded for the troubled debt restructurings at September

30, 2018 and December 31, 2017, respectively, and are included in the table above. As of September 30, 2018 and December 31, 2017, there were no additional funds committed to these borrowers.

The following table presents the number of loans and their recorded investment immediately prior to the modification date and immediately after the modification date by class that were modified as troubled debt restructuring during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)

Commercial:
Secured by real estate	—	$—	$—	1	$97	$97
Total	—	$—	$—	1	$97	$97

During the nine months ended September 30, 2018, there was one loan modified as a troubled debt restructuring. The modification of the terms of the commercial - secured by real estate loan represented the term out of the remaining balance of a line of credit.

For the nine months ended September 30, 2018, the troubled debt restructuring described above resulted in a net increase in the allowance for loan losses of $71,000 . There were no charge-offs during the three or nine months ended September 30, 2018 related to this troubled debt restructuring.

There were no new loans classified as a troubled debt restructuring during the three and nine months ended September 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$28,602	$1,273	$701	$—	$—	$30,576
Other	64,711	1,135	463	—	—	66,309
Commercial real estate	485,606	8,960	5,005	—	—	499,571
Commercial construction	6,716	—	—	—	—	6,716
Government Guaranteed Loans - guaranteed portion	7,206	—	—	—	—	7,206

Total	$592,841	$11,368	$6,169	$—	$—	$610,378

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,025	$2,153	$506	$—	$—	$31,684
Other	56,632	216	524	—	—	57,372
Commercial real estate	481,443	10,023	2,076	—	—	493,542
Commercial construction	2,152	—	—	—	—	2,152
Government Guaranteed Loans - guaranteed portion	8,334	—	—	—	—	8,334

Total	$577,586	$12,392	$3,106	$—	$—	$593,084

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$83,146	$583	$83,729
Consumer:
Secured by real estate	34,688	61	34,749
Other	420	1	421

Total	$118,254	$645	$118,899

	December 31, 2017
	Current	Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,446	$314	$85,760
Consumer:
Secured by real estate	32,179	28	32,207
Other	563	—	563

Total	$118,188	$342	$118,530

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
	At September 30, 2018
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$25,651	$—	$25,651	$—
Obligations of state and political subdivisions	3,078	—	3,078	—
Mortgage-backed securities	62,785	—	62,785	—
Asset-backed securities	5,420	—	5,420	—
Corporate debt	12,830	—	12,830	—

Total available-for-sale securities	$109,764	$—	$109,764	$—

Other equity investments	$3,661	$3,601	$60	$—

Interest rate swap	$435	$—	$435	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2018 or during the year ended December 31, 2017. There were no changes to the valuation techniques for fair value measurements as of September 30, 2018 and December 31, 2017.

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
	At September 30, 2018
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$318	$—	$—	$318
	$318	$—	$—	$318

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$109	$—	$—	$109
Commercial real estate	192	—	—	192
Residential real estate	296	—	—	296
	$597	$—	$—	$597

Collateral-dependent impaired loans measured for impairment using fair value of the collateral had a recorded investment value of $389,000, resulting in an increase in the allowance for loan losses of $71,000 for the nine months ended September 30, 2018.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $624,000, resulting in an increase of the allowance for loan losses of $27,000 for the year ended December 31, 2017.

There was no OREO at September 30, 2018 or December 31, 2017.

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

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2018
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$318	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2017
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$597	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At September 30, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,839	$10,839	$—	$—
Securities available-for-sale	109,764	—	109,764	—
Securities held to maturity	62,227	—	59,947	—
Other equity investments	3,661	3,601	60	—
FHLB-NY stock	3,552	N/A	N/A	N/A
Loans held for sale	—	—	—	—
Loans, net	721,088	—	—	718,718
Interest rate swap	435	—	435	—

Financial liabilities:
Deposits	786,566	588,150	196,109	—
FHLB-NY advances	56,800	—	56,187	—
Subordinated Debentures and Subordinated Notes	23,366	—	—	23,504

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,270	$21,270	$—	$—
Securities available-for-sale	109,259	—	109,259	—
Securities held to maturity	52,442	—	51,551	—
Other equity investments	3,756	3,696	60	—
FHLB-NY stock	3,715	N/A	N/A	N/A
Loans held for sale	370	—	—	370
Loans, net	702,561	—	—	714,387

Financial liabilities:
Deposits	764,099	565,292	197,696	—
FHLB-NY advances	63,760	—	63,340	—
Subordinated Debentures and Subordinated Notes	23,317	—	—	23,478
Interest rate swap	29	—	29	—

The following methods and assumptions were used to estimate the fair value of financial instruments recorded at fair value on a recurring or non-recurring basis not previously described:

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. Fair value for loans at September 30, 2018 is based on an exit price model as required by ASU 2016-01 taking into account inputs such as probability of default and loss given default assumptions. As of December 31, 2017, the fair value of loans is estimated by discounting cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At September 30, 2018 and December 31, 2017, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at September 30, 2018 and December 31, 2017 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at September 30, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Net income	$2,162	$1,640	$6,271	$3,899

Weighted average common shares outstanding - basic	8,677,445	8,643,737	8,670,662	7,656,942
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	8,677,445	8,643,737	8,670,662	7,656,942

Basic earnings per common share	$0.25	$0.19	$0.72	$0.51

Diluted earnings per common share	$0.25	$0.19	$0.72	$0.51

There were no stock options to purchase shares of common stock for the three and nine months ended September 30, 2018 and 2017.

Note 6. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive (loss) income, both gross and net of tax, are presented for the periods below:

	Three Months Ended September 30,
	2018			2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$(647)	$278	$(369)	$225	$(87)	$138
Reclassification adjustment for gains in net income	—	—	—	(1)	—	(1)
Accretion of loss on securities reclassified to held to maturity	4	2	6	17	(7)	10
Change in fair value of interest rate swap	155	(47)	108	(10)	4	(6)

Total other comprehensive income (loss)	$(488)	$233	$(255)	$231	$(90)	$141

	Nine Months Ended September 30,
	2018			2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$(2,479)	$758	$(1,721)	$857	$(327)	$530
Reclassification adjustment for gains in net income	(6)	2	(4)	(1)	—	(1)
Accretion of loss on securities reclassified to held to maturity	22	(3)	19	38	(15)	23
Change in fair value of interest rate swap	464	(134)	330	(72)	29	(43)

Total other comprehensive income (loss)	$(1,999)	$623	$(1,376)	$822	$(313)	$509

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at June 30, 2018	$(2,496)	$(47)	$201	$(2,342)
Other comprehensive income (loss) before reclassifications	(369)	6	108	(255)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	(369)	6	108	(255)

Balance at September 30, 2018	$(2,865)	$(41)	$309	$(2,597)

	Nine Months Ended September 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income (loss) before reclassifications	(1,721)	19	330	(1,372)
Amounts reclassified from other comprehensive income (loss)	(4)	—	—	(4)

Other comprehensive income (loss)	(1,725)	19	330	(1,376)

Reclassification due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at September 30, 2018	$(2,865)	$(41)	$309	$(2,597)

	Three Months Ended September 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at June 30, 2017	$(851)	$(65)	$(37)	$(953)
Other comprehensive income (loss) before reclassifications	138	10	(6)	142
Amounts reclassified from other comprehensive income (loss)	(1)	—	—	(1)

Other comprehensive income (loss)	137	10	(6)	141

Balance at September 30, 2017	$(714)	$(55)	$(43)	$(812)

	Nine Months Ended September 30, 2017
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Losses on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held to Maturity	Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income (loss) before reclassifications	530	23	(43)	510
Amounts reclassified from other comprehensive income (loss)	(1)	—	—	(1)

Other comprehensive income (loss)	529	23	(43)	509

Balance at September 30, 2017	$(714)	$(55)	$(43)	$(812)

The following tables present amounts reclassified from each component of accumulated other comprehensive loss for the nine months ended September 30, 2018.

	Three Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Loss	2018	2017	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$—	$1	Gains on securities transactions, net
Tax effect	—	—

Total reclassifications, net of tax	$—	$1

	Nine Months Ended		Income
Components of Accumulated Other	September 30,		Statement
Comprehensive Loss	2018	2017	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$6	$1	Gains on securities transactions, net
Tax effect	(2)	—

Total reclassifications, net of tax	$4	$1

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

Financial Condition

Total assets increased $19.3 million to $948.1 million at September 30, 2018 from $928.8 million at December 31, 2017. Cash and cash equivalents decreased $10.4 million to $10.8 million as funds were invested in securities and loans. Total securities (including available-for-sale, held to maturity, other equity investments and FHLBNY stock) increased $10.0 million to $179.2 million. Net loans increased $18.5 million to $721.1 million at September 30, 2018 compared to $702.6 million at December 31, 2017. During the first nine months of 2018, new loan originations were partially offset by several larger loan payoffs and normal principal amortization.

Deposits totaled $786.6 million at September 30, 2018, an increase of $22.5 million from $764.1 million at December 31, 2017. The growth in deposits primarily consisted of a $17.4 million increase in noninterest-bearing accounts and a $5.0 million increase in interest-bearing accounts. Other borrowings decreased to $56.8 million at September 30, 2018 compared to $63.8 million at December 31, 2017 primarily reflecting repayment of maturing borrowings.

Results of Operations

General

The Corporation reported net income of $2.2 million, or $0.25 diluted earnings per common share, for the three months ended September 30, 2018 compared to net income of $1.6 million, or $0.19 diluted earnings per share, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Corporation reported net income of $6.3 million, or $0.72 diluted earnings per common share, compared to net income of $3.9 million, or $0.51 diluted earnings per share, for the nine months ended September 30, 2017. Furthermore, earnings per share for the nine months ended September 30, 2017 were impacted by the 2,509,090 shares issued in the Corporation's public offering of common stock completed in April 2017.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2018 was $7.2 million and $21.1 million, respectively, compared to $6.9 million and $19.7 million recorded in the prior year periods. The net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, for the three months ended September 30, 2018 were 2.86% and 3.16%, respectively, compared to 2.86% and 3.09% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, were 2.87% and 3.15%, respectively, compared to 2.94% and 3.15% for the nine months ended September 30, 2017.

The following tables reflect the components of the Corporation’s net interest income for the three and nine months ended September 30, 2018 and 2017 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis for the 2018 and 2017 periods assuming a statutory tax rate of 21% and 34%, respectively. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$724,849	$8,049	4.41%	$690,354	$7,368	4.23%
Taxable investment securities (1)	168,610	1,087	2.56	164,317	920	2.22
Tax-exempt investment securities (1) (2)	5,729	43	2.98	8,089	88	4.32
Other interest-earning assets	7,930	48	2.40	18,232	62	1.35
Total interest-earning assets	907,118	9,227	4.04	880,992	8,438	3.80
Non-interest-earning assets:
Allowance for loan losses	(8,395)			(8,630)
Other assets	50,863			48,520
Total assets	$949,586			$920,882

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$317,584	$606	0.76%	$272,220	$203	0.30%
Savings deposits	83,593	21	0.10	90,785	23	0.10
Time deposits	203,660	777	1.51	199,667	643	1.28
FHLB-NY borrowing	46,403	214	1.83	81,490	333	1.62
Subordinated debentures and subordinated notes	23,358	395	6.71	23,293	375	6.39
Total interest-bearing liabilities	674,598	2,013	1.18	667,455	1,577	0.94
Non-interest-bearing liabilities:
Demand deposits	193,857			176,309
Other liabilities	4,125			3,418
Stockholders' equity	77,006			73,700
Total liabilities and stockholders' equity	$949,586			$920,882
Net interest income (taxable equivalent basis)		7,214			6,861
Tax equivalent adjustment		(12)			(38)
Net interest income		$7,202			$6,823
Net interest spread (taxable equivalent basis)			2.86%			2.86%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.16%			3.09%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments for 2018 and 2017 are based on a marginal tax rate of 21% and 34%, respectively.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$714,487	$23,345	4.37%	$663,940	$20,980	4.22%
Taxable investment securities (1)	160,076	2,968	2.48	154,786	2,541	2.19
Tax-exempt investment securities (1) (2)	6,150	146	3.17	8,906	298	4.47
Other interest-earning assets	12,761	201	2.11	6,949	73	1.40
Total interest-earning assets	893,474	26,660	3.99	834,581	23,892	3.83
Non-interest-earning assets:
Allowance for loan losses	(8,630)			(8,315)
Other assets	48,913			46,543
Total assets	$933,757			$872,809

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$305,837	$1,405	0.61%	$250,400	$459	0.25%
Savings deposits	84,685	64	0.10	90,878	70	0.10
Time deposits	205,174	2,269	1.48	190,284	1,692	1.19
FHLB-NY borrowing	50,568	671	1.77	77,687	895	1.54
Subordinated debentures and subordinated notes	23,342	1,180	6.76	23,276	1,114	6.40
Total interest-bearing liabilities	669,606	5,589	1.12	632,525	4,230	0.89
Non-interest-bearing liabilities:
Demand deposits	184,759			172,139
Other liabilities	4,090			3,136
Stockholders' equity	75,302			65,009
Total liabilities and stockholders' equity	$933,757			$872,809
Net interest income (taxable equivalent basis)		21,071			19,662
Tax equivalent adjustment		(38)			(125)
Net interest income		$21,033			$19,537
Net interest spread (taxable equivalent basis)			2.87%			2.94%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.15%			3.15%

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

For the three and nine months ended September 30, 2018, total interest income, on a tax equivalent basis, was $9.2 million and $26.7 million, respectively, compared to $8.4 million and $23.9 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $26.1 million and $58.9 million for the three and nine months ended September 30, 2018 compared to the prior year periods. The change in average interest-earning assets primarily reflects an increase, from the comparable prior year periods, in average loans. Average loans increased $34.5 million and $50.5 for the three and nine months ended September 30, 2018 when compared to the prior year averages. The three and nine months ended September 30, 2018 included approximately $107,000 and $305,000 of interest recoveries and prepayment premiums on loan payoffs compared to $51,000 and $185,000 for the same prior year periods. The average rate earned on interest-earning assets was 4.04% and 3.99% for the three and nine months ended September 30, 2018, respectively, compared to an average rate of 3.80% and 3.83% for the three and nine months ended September 30, 2017.

Interest expense increased $436,000 and $1.4 million for the three and nine months ended September 30, 2018, compared to the same period for 2017. The average balance of interest-bearing deposits increased $42.2 million and $64.1 million for the three and nine months ended September 30, 2018 from the comparable 2017 periods. Partially offsetting, for the three and nine months ended September 30, 2018, average FHLB-NY borrowings decreased $35.1 million and $27.1 million, respectively. The cost for total interest-bearing liabilities was 1.18% and 1.12% for the three and nine months ended September 30, 2018, respectively, compared to 0.94% and 0.89% for the three and nine months ended September 30, 2017, respectively.

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

For the three and nine months ended September 30, 2018, the Corporation recorded negative loan loss provisions of $490,000 and $1.6 million, respectively, compared to loan loss provisions of $20,000 and $580,000 for the three and nine months ended September 30, 2017, respectively. While growth in the loan portfolio generally requires the establishment of additional reserves, the negative loan loss provision in the current year periods reflects net recoveries of previously charged off loan balances of $41,000 and $747,000 for the three and nine months ended September 30, 2018, respectively. The negative loan loss provision also reflects the continued improvement in the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates.

Nonperforming loans were $1.3 million at September 30, 2018, or 0.17% of total gross loans, fairly consistent with $1.2 million of nonperforming loans, or 0.17% of total gross loans, at December 31, 2017.

The allowance for loan losses was $7.9 million, or 1.08% of total gross loans, as of September 30, 2018 compared to $8.8 million, or 1.23% of total gross loans, as of December 31, 2017. The allowance for loan losses related to impaired loans increased slightly from $609,000 at December 31, 2017 to $640,000 at September 30, 2018. There were only $1,000 of charge-offs during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Corporation charged off $31,000 of loans compared to charge-offs of $1,000 and $4,000 for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018, the Corporation recovered $42,000 and $778,000, respectively, of previously charged-off loans compared to $45,000 and $133,000 during the same periods in 2017. A single recovery of $592,000 resulted from the payoff, in full, of a commercial real estate loan during the nine months ended September 30, 2018.

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

Noninterest Income

Noninterest income was $837,000 and $2.4 million for the three and nine months ended September 30, 2018 compared to $845,000 and $2.5 million for the comparable prior year three and nine-month periods. The three and nine months ended September 30, 2018 reflect $70,000 and $129,000, respectively, of gains from the sale of the guaranteed portion of newly originated Small Business Administration ("SBA") loans. The three and nine months ended September 30, 2018 also included a negative $34,000 and $137,000 mark to market adjustment of a CRA investment, respectively, which is classified as an equity security. Such security has been owned for years for CRA purposes, but in connection with the adoption of ASU 2016-01, equity securities now require a quarterly mark to market through the income statement.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2018 was $5.6 million and $16.5 million, respectively, compared to $5.0 million and $15.2 million for the same prior year periods. The Corporation's largest expense is salaries and employee benefits, which increased $355,000 and $869,000 in the current three and nine-month periods, respectively, when compared to the three and nine months ended September 30, 2017. As the balance sheet continues to grow, the Corporation will continue to manage expenses appropriately.

Income Tax Expense

Income tax expense totaled $813,000 and $2.3 million for the three and nine months ended September 30, 2018, respectively, representing an effective tax rate of 27.3% and 26.9% for the respective periods. For the three and nine months ended September 30, 2017, income tax expense totaled $972,000 and $2.3 million, respectively, equating to an effective tax rate of 37.2% and 36.9% for the three and nine months ended September 30, 2017, respectively. For the 2018 periods, tax expense reflects the impact of the Tax Cuts and Jobs Act that included a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July of 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018 and resulted in an approximate 2% higher effective tax rate in the third quarter of 2018.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans and loan concentrations. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$1,271	$1,283	$1,136	$1,194
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans	1,271	1,283	1,136	1,194
Total nonperforming assets	$1,271	$1,283	$1,136	$1,194
Allowance for loan losses	$7,904	$8,353	$8,445	$8,762
Nonperforming loans to total gross loans	0.17%	0.18%	0.16%	0.17%
Nonperforming assets to total assets	0.13%	0.14%	0.12%	0.13%
Allowance for loan losses to total gross loans	1.08%	1.16%	1.19%	1.23%

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

At September 30, 2018, the balance of nonaccrual loans were comprised of seven loans, compared to eight loans at December 31, 2017. Nonaccrual loans increased $77,000 to $1,271,000 compared to $1,194,000 at December 31, 2017 primarily due to the addition of one new nonaccrual loan partially offset by a loan returning to accruing status and the payoff of another loan.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at September 30, 2018 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at September 30, 2018, the level of loans past due 30-89 days was $360,000, comprised of four loans, compared to $704,000 at December 31, 2017. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and nine months ended September 30, 2018 the Corporation recorded net recoveries of $41,000 and $747,000, respectively, compared to net recoveries of $44,000 and $129,000 for the three and nine months ended September 30, 2017. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At September 30, 2018 and December 31, 2017, the Corporation had $6.3 million and $6.6 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $5.8 million and $5.9 million were performing in accordance with their new terms at September 30, 2018 and December 31, 2017, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $641,000 and $582,000 have been allocated for the troubled debt restructurings at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, there were $11.1 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016, to be phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% will become effective. At September 30, 2018, the Bank's capital conservation buffer requirement was 1.875%, and the actual capital conservation buffer was 5.47%.

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

As of September 30, 2018, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.21%	4.00%	N/A
Bank	10.37%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.46%	4.50%	6.50%
Tier 1
Corporation	11.25%	4.00%	N/A
Bank	12.46%	6.00%	8.00%
Total
Corporation	14.34%	8.00%	N/A
Bank	13.47%	8.00%	10.00%

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

Cash and cash equivalents decreased $10.4 million during the first nine months of 2018. Net operating and financing activities provided $5.0 million and $14.8 million, respectively, while investing activities used $30.3 million.

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

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On October 17, 2018, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of November 1, 2018. The dividend is to be paid on November 15, 2018.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: November 8, 2018	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Claire M. Chadwick
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
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text[1]

__________________________________________
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