Form 10-K
period 2018-12-31
STEWARDSHIP FINANCIAL CORP
filed 2019-03-15
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, was $90,707,000. As of March 13, 2019, 8,684,456 shares of the registrant’s common stock, net of treasury stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S 2019 ANNUAL MEETING OF SHAREHOLDERS.

FORM 10-K
STEWARDSHIP FINANCIAL CORPORATION
For the Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Stewardship Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Atlantic Stewardship Bank (the "Bank"). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not historical facts and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. These factors include:

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

The principal executive offices of the Corporation are located at 630 Godwin Avenue, Midland Park, New Jersey 07432. Our telephone number is (201) 444-7100 and our website address is www.asbnow.bank.

The Corporation has adopted a Code of Ethical Conduct for Senior Financial Managers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions. The Corporation’s Code of Ethical Conduct for Senior Financial Managers is posted on our website, www.asbnow.bank. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethical Conduct for Senior Financial Managers by filing an 8-K and by posting such information on our website.

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

In forming the Bank, the members of its Board of Directors envisioned a community-based institution which would serve the local communities surrounding its branches, while also providing a return to its shareholders. This vision has been reflected in the Bank’s tithing policy, under which the Bank tithes 10% of its pre-tax profits to worthy Christian and civic organizations primarily in the communities where the Bank maintains branches.

Service Area

The Bank’s service area primarily consists of Bergen, Morris and Passaic Counties in New Jersey, although the Corporation makes loans throughout New Jersey. Throughout 2018, the Bank operated from its main office in Midland Park, New Jersey and eleven additional branch offices in Hawthorne, Ridgewood, Montville, Morristown, North Haledon, Pequannock, Waldwick, Wayne (2), Westwood and Wyckoff, New Jersey.

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

Employees

At December 31, 2018, the Corporation employed 119 full-time employees and 28 part-time employees. None of these employees are covered by a collective bargaining agreement and the Corporation believes that its employee relations are good.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s and the Bank's business. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

Dodd-Frank Act

The scope of the laws and regulations and the intensity of supervision to which our business is subject have increased in the decade after the financial crisis, in large part, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and its implementing regulations, most of which are now in place. Provisions in the Dodd-Frank Act and related rules that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees have increased the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate. The Corporation is subject to the requirements of the Dodd-Frank Act, which includes provisions that, among other things, have:

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

The Economic Growth Act, as defined and described below, could result in meaningful regulatory changes for community banks and their holding companies. However, the Corporation and the Bank remain subject to extensive regulation and supervision.

2018 Regulatory Reform

In May 2018, Congress enacted the Economic Growth, Regulatory and Consumer Protection Act (the “Economic Growth Act”) to modify or remove certain post-financial crisis financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, but amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules

In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the proprietary trading prohibition known as the Volcker Rule (as discussed below), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. The Economic Growth Act also expands the category of holding companies that may rely on the “Small Bank Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion and excluding such holding companies from the minimum capital requirements of the Dodd-Frank Act.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and its yet-to-be-written implementing rules and regulations will have on us and other community banks.

Volcker Rule

In December 2013, federal banking and securities regulators adopted final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as "banking entities") from engaging in “proprietary trading” and investing in or sponsoring certain types of funds subject to certain limited exceptions. The Volcker Rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. Based upon management’s review of the Bank's securities portfolio, management believes that there are no securities in our portfolio that are impacted by the Volcker Rule. Consistent with the Economic Growth Act, federal banking agencies have proposed to exclude community banks, such as us, with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets from the restrictions of the Volcker Rule.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016 and was phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% became effective. At December 31, 2018, the Bank's capital conservation buffer requirement was 1.875%, and the actual capital conservation buffer was 5.54%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate ("HVCRE") loan exposures are assigned to the 150% category; provided, however, Section 214 of the Economic Growth Act, prohibits federal banking agencies from requiring the financial institution to assign heightened risk weights to HVCRE loans unless the loan is related to real estate acquisition, development and construction (“HVCRE ADC”). Under the Basel III capital rules, HVCRE ADC loans are assigned a higher risk weight than other commercial real estate loans. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Community Bank Leverage Ratio

The recently enacted Economic Growth Act requires federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action rules. The federal banking agencies may consider an institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The minimum capital for the new community bank leverage ratio must be set at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition. The Economic Growth Act requires the federal banking agencies to consult with state banking regulators and notify the applicable state banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

Guidelines for Small Bank Holding Companies

The Dodd-Frank Act required the FRB to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The FRB has updated and amended its Small Bank Holding Company Policy Statement to extend to bank and savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of the Economic Growth Act, increased the threshold for the exception from $1.0 billion in consolidated assets to $3.0 billion in consolidated assets. As a result of the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $3 billion unless otherwise advised by the FRB. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

As of December 31, 2018, the Corporation and the Bank exceeded all regulatory capital requirements.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) in connection with the failure of certain savings and loan associations. This payment obligation is established quarterly and averaged 0.31% and 0.52% of the assessment base for the years ended December 31, 2018 and 2017, respectively. The Corporation paid $25,000 and $40,000 under this assessment for the years ended December 31, 2018 and 2017, respectively. These assessments will continue until the FICO bonds mature in 2019.

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

Federal Securities Laws and Listing Requirements

The common stock of the Corporation is registered with the United States Securities Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is listed on the Nasdaq Capital Market under the symbol “SSFN.” The Corporation is subject to the reporting, information disclosure, corporate governance, proxy solicitation, insider trading and other requirements imposed on public companies by the SEC under the Exchange Act as well as the Securities Act. As a company listed on the Nasdaq Capital Market, we are also subject to the standards for Nasdaq-listed companies. The SEC and the Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act intended to improve corporate governance and the reliability of disclosures in SEC filings and provide enhanced penalties for financial reporting fraud. The Corporation’s insiders are subject to limits on sales of our common stock and must file insider ownership reports with the SEC. The Corporation is currently a “smaller reporting company”, which allows us to provide certain simplified and scaled disclosures in our SEC filings. In June 2018, the SEC adopted rule amendments that raised the thresholds for a company to be eligible to provide scaled disclosures as a smaller reporting company to $250 million of public float. As such, the Corporation will remain a smaller reporting company for so long as the market value of the Corporation’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. Although we remain a smaller reporting company, we have become an “accelerated filer” because our public float exceeds $75 million.

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

At December 31, 2018, $45.7 million of the total $65.7 million of our Federal Home Loan Bank borrowings, including $12.7 million of overnight borrowings, will mature during 2019. As these borrowings mature, we will need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee (“FOMC”), or FRB actions or other factors that will cause rates to change, the FOMC indicates that in light of global economic and financial developments and muted inflation pressures, the FOMC will be patient as it determines what future adjustments to the federal funds rate may be appropriate to support a sustained economic expansion, strong labor market conditions and price stability. Despite the increases in short term interest rates experienced during 2018, short term rates remain relatively low and the yield curve remains extremely flat. The continued flat yield curve may adversely impact our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our lending is concentrated to local markets and a decline in real estate markets and the local economy could adversely impact our financial condition and results of operations.
At December 31, 2018, our gross loan portfolio amounted to $733.8 million, 82.2% of which consisted of mortgage loans secured predominantly by real estate in Northern New Jersey. The majority of these real estate loans were secured by commercial real estate, amounting to $504.5 million or 68.8% of our loan portfolio at December 31, 2018. In addition, commercial loans amounted to $93.8 million or 12.8% of the gross loan portfolio at December 31, 2018 and commercial construction loans amounted to $9.8 million or 1.3% of the gross loan portfolio at such date. Commercial real estate mortgage loans, commercial loans and construction loans are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Commercial real estate mortgage loans are typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations due to our lending concentration and lack of geographic diversity.
Declines in value may adversely impact our investment portfolio.
As of December 31, 2018, the Corporation had approximately $108.8 million and $62.3 million in available for sale and held-to-maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to the Corporation, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
An improved economy but a prolonged economic recovery has adversely affected the financial services industry and, because of our geographic concentration in northern New Jersey, we could be impacted by adverse changes in local economic conditions.

Our success depends on the general economic conditions of the nation, the State of New Jersey, and the northern New Jersey area. Although the nation’s economy has improved, a prolonged economic recovery has severely adversely affected the banking industry and may adversely affect our business, financial condition, results of operations and stock price. Unlike larger banks that are more geographically diversified, we provide financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. While we did not and do not have a sub-prime lending program, any significant decline in the real estate market in our primary market area would hurt our business and mean that collateral for our loans would have less value. As a consequence, our ability to recover on defaulted loans by selling the real estate securing the loan would be diminished and we would be more likely to suffer losses on defaulted loans. Any of the foregoing events and conditions could have a material adverse effect on our business, results of operations and financial condition.

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
In 2006, the FDIC, the OCC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) intended to reinforce sound risk-management practices for financial institutions with high and increasing concentrations of commercial real estate loans on their balance sheets. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 290% of total risk-based capital at December 31, 2018. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 491% at December 31, 2018. At December 31, 2018, commercial real estate loans amounted to $528.5 million compared to $363.0 million at December 31, 2015, an increase of $165.5 million or 46% over such 36 month period.

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
Our ability to obtain funding from the Federal Home Loan Bank or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding becomes restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.
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

The financial services industry continues to undergo rapid technological changes, including developments in internet-based and mobile banking, with the aim to better serve customers and reduce costs. Our ability to compete successfully in the future will depend, in part, upon our ability to anticipate and respond to customer demands for technology-driven banking products and services and to invest the resources required to implement, maintain and upgrade the technology required to provide these products and services. Many of our competitors have substantially greater resources to invest in these technological improvements. Although we continually invest in new technology, we cannot provide assurance that we will have sufficient resources to remain competitive in the future. Our inability to keep pace with technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

The Dodd-Frank Act requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay a mortgage. The CFPB has promulgated a safe harbor rule for any loan that constitutes a “qualified mortgage.” Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including: excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); interest-only payments; negative-amortization; and terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or require that we invest significantly greater resources to make these loans and, therefore, limit our growth and adversely affect our profitability. The recently enacted Economic Growth Act provides for a new safe harbor category of qualified mortgage loans originated by institutions with less than $10 billion in total consolidated assets under existing qualified mortgage and ability to pay rules, which when promulgated by the CFSB should afford to community banks the ability to exercise greater discretion in lending decisions.

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

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Our assets and liabilities that are indexed to LIBOR are very limited. Nevertheless, we are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation conducts its business through its main office located at 630 Godwin Avenue, Midland Park, New Jersey and its current eleven branch offices. The property located at 612 Godwin Avenue is used for administrative offices, primarily for commercial lending functions. The following table sets forth certain information regarding the Corporation’s properties as of December 31, 2018:

Location	Leased or Owned	Date of Lease Expiration

612 Godwin Avenue	Owned	---
Midland Park, NJ

630 Godwin Avenue	Owned	---
Midland Park, NJ

386 Lafayette Avenue	Owned	---
Hawthorne, NJ

87 Berdan Avenue	Leased	6/30/24
Wayne, NJ

64 Franklin Turnpike	Owned	---
Waldwick, NJ

190 Franklin Avenue	Leased	9/30/22
Ridgewood, NJ

311 Valley Road	Leased	11/30/23
Wayne, NJ

249 Newark Pompton Turnpike	Owned	---
Pequannock, NJ

2 Changebridge Road	Leased	7/31/20
Montville, NJ

378 Franklin Avenue	Leased	5/31/26
Wyckoff, NJ

200 Kinderkamack Road	Leased	5/30/26
Westwood, NJ

33 Sicomac Road	Leased	10/31/20
North Haledon, NJ

43 S. Park Place	Leased	06/30/22
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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s Common Stock trades on the Nasdaq Capital Market under the symbol “SSFN”. As of March 13, 2019, there were approximately 1,000 shareholders of record of the Common Stock.

During the years ended December 31, 2018 and 2018, the Corporation paid quarterly dividends of $0.03 per share. The amount of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, most of which are generated by the Bank, our financial condition and other factors considered by our Board of Directors to be relevant.

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

As of December 31, 2018, we had $23.6 million aggregate principal amount of indebtedness outstanding, consisting of a subordinated debenture in the principal amount of $7.0 million scheduled to mature in 2033 and $16.6 million aggregate principal amount of 6.75% Fixed-to-Floating Rate Subordinated Notes due in 2025. The agreements under which our indebtedness was issued prohibit us from paying any dividends on our Common Stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.

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

We paid cash dividends of $0.12 per share for each of the years ended December 31, 2018 and 2017. We did not repurchase any shares of our Common Stock during the years ended December 31, 2018 and 2017.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes, thereto, included elsewhere in this annual report.

STEWARDSHIP FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED
FINANCIAL SUMMARY OF SELECTED FINANCIAL DATA

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)

Selected Balance Sheet Data at Year End:
Total assets	$955,630	$928,766	$795,535	$717,888	$693,551
Total interest-earning assets	912,022	886,479	759,805	685,141	661,672
Total investment securities (including FHLB stock)	176,732	169,172	154,428	156,700	183,792
Total loans, net of allowance for loan loss	725,404	702,561	595,952	517,556	467,699
Total deposits	782,091	764,099	658,930	604,753	556,476
Total borrowings	89,082	87,077	82,452	63,186	73,917
Shareholders' equity	80,150	73,665	51,387	47,573	58,969

Earnings Summary:
Net interest income	$28,163	$26,372	$22,572	$21,783	$21,727
Provision for loan losses	(1,615)	655	(1,350)	(1,375)	(50)
Net interest income after provision for loan losses	29,778	25,717	23,922	23,158	21,777
Noninterest income	3,417	3,307	3,411	3,493	2,960
Noninterest expense	22,145	20,301	19,902	20,179	20,233
Income before income tax expense	11,050	8,723	7,431	6,472	4,504
Income tax expense	3,020	4,776	2,695	2,272	1,419
Net income	8,030	3,947	4,736	4,200	3,085
Dividends on preferred stock and accretion	—	—	—	456	683
Net income available to common shareholders	$8,030	$3,947	$4,736	$3,744	$2,402

Common Share Data:
Basic and diluted net income	$0.93	$0.50	$0.78	$0.62	$0.40
Cash dividends declared	0.12	0.12	0.11	0.08	0.05
Book value at year end	9.23	8.51	8.39	7.82	7.29
Weighted average shares outstanding (in thousands)	8,673	7,907	6,110	6,078	6,004
Shares outstanding at year end (in thousands)	8,680	8,653	6,121	6,086	6,035

Performance Ratios:
Return on average assets	0.86%	0.45%	0.63%	0.60%	0.46%
Return on average common shareholders' equity	10.54%	5.86%	9.43%	8.14%	5.77%

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)

Net interest margin	3.14%	3.13%	3.18%	3.30%	3.46%
Yield on average interest-earning assets	4.02%	3.83%	3.81%	3.87%	3.96%
Cost of average interest-bearing liabilities	1.17%	0.91%	0.85%	0.77%	0.68%
Net interest spread	2.85%	2.92%	2.96%	3.10%	3.28%
Loans to deposits	93.77%	93.09%	91.64%	87.04%	85.77%

Asset Quality:
Total non-accrual loans	$1,544	$1,194	$606	$1,882	$3,628
Other nonperforming assets	$—	$—	$401	$880	$1,308
Allowance for loan loss to total loans	1.08%	1.23%	1.31%	1.68%	2.01%
Nonperforming loans to total loans	0.21%	0.17%	0.10%	0.36%	0.76%
Nonperforming assets to total assets	0.16%	0.13%	0.13%	0.38%	0.71%
Net charge-offs (recoveries) to average loans	(0.11)%	(0.03)%	(0.08)%	(0.12)%	0.06%

Consolidated Capital Ratios:
Average shareholders' equity as a percentage of average total assets	8.12%	7.61%	6.69%	7.98%	8.42%
Leverage (Tier 1) capital (1)	9.33%	8.88%	7.65%	7.67%	9.45%
Tier 1 risk based capital (2)	11.33%	10.96%	9.35%	10.16%	13.04%
Total risk based capital (2)	14.39%	14.29%	13.10%	14.34%	14.30%

Other Data:
Number of banking centers (including main branch)	12	12	11	12	12
Full time equivalent employees	133	130	130	134	140

(1) As a percentage of average quarterly assets.
(2) As a percentage of total risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides an analysis of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017. The analysis should be read in conjunction with the related audited consolidated financial statements and the accompanying notes presented elsewhere herein.

As used in this annual report, “we”, “us” and “our” refer to Stewardship Financial Corporation and its consolidated subsidiary, Atlantic Stewardship Bank, depending on the context.

Introduction

The Corporation’s primary business is the ownership and supervision of the Bank and, through the Bank, the Corporation has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2018, the Corporation had 12 full service branch offices located in Bergen, Passaic and Morris Counties in New Jersey. The Corporation, through the Bank, conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions along with other customary banking services. The Corporation earns income and generates cash primarily through the deposit gathering activities of the branch network. These deposits gathered from the general public are then utilized to fund the Corporation’s lending and investing activities.

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

The level of consumers and businesses looking to borrow remained steady in 2018. The managing of credit risk continues to be relatively steady for the Bank and is reflected in our stable asset quality measurements. All new lending opportunities continue to be appropriately evaluated. The Corporation has never engaged in subprime lending.

Competition in the northern New Jersey market remains intense and the challenges of operating in a prolonged, relatively flat interest rate market has continued to make it somewhat difficult to attract deposits when interest rate levels, although rising, are still generally low. In an effort to address the strong competition in attracting deposit balances, the Corporation continues to evaluate product and services offerings. Improvements and upgrades of our electronic / online banking products and services continue to be a priority. Management believes that the Corporation offers the majority of the services that our competitors offer and what today’s customers require. Electronic products and services available to our customers include: online banking / cash management, with remote deposit capture services for businesses, applications for smartphones and tablets, mobile deposit capabilities, online deposit account opening, pay other people payment service and Apple Pay. These electronic banking products and services continue to provide our customers with additional means to access their accounts conveniently. Our security for online banking customers includes a multi-factor authentication sign-on. In addition, the Corporation has the technology and procedures to enable instant debit card issuance for new customers and existing customers.

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

During 2019, the Corporation will continue to concentrate its efforts on the origination of loans funded with appropriate deposit growth. In addition, capitalizing on technology and improving efficiencies will remain a focus for 2019.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and their effect on the Corporation’s Audited Consolidated Financial Statements can be found in Note 1 of the Corporation’s Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Corporation’s Audited Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2018 contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make significant and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Earnings Summary

The Corporation reported net income of $8.0 million, or $0.93 per diluted common share, for the year ended December 31, 2018, compared to net income of $3.9 million, or $0.50 per diluted common share, for the year ended December 31, 2017. The results for the year ended December 31, 2017 were impacted by a charge of $1.4 million as a result of the enactment of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017.

The Tax Act, among other things, reduced the Federal statutory tax rate for corporations from 35% to 21% effective in 2018. While the Tax Act lowered the Corporation’s future tax rate, it also required the Corporation to revalue its net deferred tax assets to account for the future impact of the lower corporate tax rate. As a result, for the year ended December 31, 2017, the Corporation recognized a charge of $1.4 million related to the revaluation of the net deferred tax assets. Excluding the impact of the Tax Act, net income for the year ended December 31, 2017 was $5.4 million, or $0.68 per diluted common share.

The reported return on average assets was 0.86% in 2018 compared to 0.45% in 2017. The return on average common equity was 10.54% for 2018 as compared to 5.86% in 2017. Excluding the Tax Act, return on average assets and return on average common equity for the year ended December 31, 2017 were 0.61% and 7.96%, respectively.

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

For the year ended December 31, 2018, net interest income, on a tax equivalent basis, increased to $28.2 million from $26.5 million for the year ended December 31, 2017. The net interest rate spread and net yield on interest-earning assets for the year ended December 31, 2018 were 2.85% and 3.14%, respectively, compared to 2.92% and 3.13% for the year ended December 31, 2017.

In general, the net interest rate spread and net yield on interest-earning assets for the current year is reflective of the balance sheet growth - primarily loan growth funded by deposits.

For the year ended December 31, 2018, total interest income, on a tax equivalent basis, was $36.0 million compared to $32.4 million for the prior year. The increase was due to an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $51.4 million in 2018 over the 2017 amount. The change in average interest-earning assets primarily reflects a $45.2 million increase from the comparable prior year in average loans. In addition, 2018 reflects a $6.8 million increase in average investment securities. The year ended December 31, 2018 included approximately $348,000 of interest recoveries and prepayment premiums on loan payoffs compared to $229,000 for the same prior year period. The average rate earned on interest-earning assets increased 0.19% from 3.83% for the year ended December 31, 2017 to 4.02% in the 2018 fiscal year.

Interest expense increased $2.0 million during the year ended December 31, 2018 to $7.8 million. For the year ended December 31, 2018, the average balance of interest-bearing deposits increased $54.2 million and average FHLB-NY borrowings decreased $22.1 million. For the year ended December 31, 2018, the total cost for interest-bearing liabilities was 1.17% compared to 0.91% for the prior year. In December 2018, the FDIC adopted a final rule related to the treatment of reciprocal deposits. The final rule implements Section 202 of the Economic Growth Act to exempt certain reciprocal deposits from being considered as brokered deposits for well-capitalized institutions. At December 31, 2018 and 2017, the Corporation had $37.1 million and $25.9 million, respectively, in aggregate deposits that were classified as brokered deposits by regulatory agencies.

The following table reflects the components of the Corporation’s net interest income for the years ended December 31, 2018, 2017 and 2016 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 21% for 2018 and 34% for both 2017 and 2016. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1)	$718,510	$31,532	4.39%	$673,314	$28,421	4.22%	$541,918	$23,762	4.38%
Taxable investment securities	166,249	4,192	2.52%	156,917	3,485	2.22%	148,852	2,904	1.95%
Tax-exempt investment securities (2)	6,003	186	3.10%	8,574	375	4.37%	11,229	566	5.04%
Other interest-earning assets	6,910	138	2.00%	7,515	106	1.41%	13,981	79	0.57%
Total interest-earning assets	897,672	36,048	4.02%	846,320	32,387	3.83%	715,980	27,311	3.81%

Non-interest-earning assets:
Allowance for loan losses	(8,459)			(8,412)			(8,546)
Other assets	48,959			47,181			42,751
Total assets	$938,172			$885,089			$750,185

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$310,014	$2,147	0.69%	$259,637	$709	0.27%	$234,847	$558	0.24%
Savings deposits	83,731	84	0.10%	89,586	92	0.10%	86,804	90	0.10%
Time deposits	203,109	3,062	1.51%	193,397	2,388	1.23%	149,067	1,644	1.10%
FHLB-NY borrowings	52,377	968	1.85%	74,440	1,177	1.58%	38,288	716	1.87%
Subordinated Debentures and Subordinated Notes	23,350	1,575	6.75%	23,285	1,492	6.41%	23,219	1,505	6.48%
Total interest-bearing liabilities	672,581	7,836	1.17%	640,345	5,858	0.91%	532,225	4,513	0.85%
Non-interest bearing liabilities:
Demand deposits	185,406			173,936			165,348
Other liabilities	4,005			3,413			2,396
Shareholders' equity	76,180			67,395			50,216
Total liabilities and Shareholders' equity	$938,172			$885,089			$750,185

Net interest income (taxable equivalent basis)		28,212			26,529			22,798
Tax equivalent adjustment		(49)			(157)			(226)
Net interest income		$28,163			$26,372			$22,572

Net interest spread (taxable equivalent basis)			2.85%			2.92%			2.96%

Net yield on interest-earning assets (taxable equivalent basis) (3)			3.14%			3.13%			3.18%

(1) For purpose of these calculations, nonaccrual loans are included in the average balance. Fees are included in loan interest.
(2) The tax equivalent adjustments are based on a marginal tax rate of 21% for 2018 and 34% for 2017 and 2016. Loans and total interest-earning assets are net of unearned income. Securities are included at amortized cost.
(3) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

The following table compares net interest income for the years ended December 31, 2018 and 2017 over the respective prior years in terms of changes from the prior year in the volume of interest-earning assets and interest-bearing liabilities and changes in yields earned and rates paid on such assets and liabilities on a tax-equivalent basis. The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

	2018 Versus 2017			2017 Versus 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$1,944	$1,167	$3,111	$5,575	$(916)	$4,659
Taxable investment securities	216	491	707	164	416	580
Tax-exempt investment securities	(96)	(93)	(189)	(122)	(69)	(191)
Other interest-earning assets	2	30	32	(49)	76	27
Total interest-earning assets	2,066	1,595	3,661	5,568	(493)	5,075

Interest expense:
Interest-bearing demand deposits	159	1,279	1,438	63	88	151
Savings deposits	(8)	—	(8)	3	(1)	2
Time deposits	122	552	674	531	213	744
FHLB borrowings	(388)	179	(209)	586	(125)	461
Subordinated Debentures and Subordinated Notes	4	79	83	4	(17)	(13)
Total interest-bearing liabilities	(111)	2,089	1,978	1,187	158	1,345
Net change in net interest income	$2,177	$(494)	$1,683	$4,381	$(651)	$3,730

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

The Corporation recorded a negative provision for loan losses of $1.6 million for the year ended December 31, 2018 compared to a provision of $655,000 for the year ended December 31, 2017. While growth in the loan portfolio generally requires the establishment of additional reserves, the negative loan loss provision in the current year reflects net recoveries of previously charged off loan balances of $779,000 for the year ended December 31, 2018. The negative loan loss provision also reflects the continued improvement in the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates. The allowance for loan loss was $7.9 million, or 1.08% of total loans, as of December 31, 2018 compared to $8.8 million, or 1.23% of total loans, a year earlier.

The loan loss provision takes into account any growth or contraction in the loan portfolio and any changes in nonperforming loans as well as the impact of net charge-offs. In determining the level of the allowance for loan loss, the Corporation also considered the types of loans as well as the overall seasoning of loans to determine the risk that was inherent in the portfolio.

Nonperforming loans of $1.5 million at December 31, 2018, or 0.21% of total gross loans, reflected a slight increase from $1.2 million of nonperforming loans, or 0.17% of total gross loans, at December 31, 2017. During the year ended December 31, 2018, the Corporation charged-off $31,000 of loan balances and recovered $810,000 in previously charged-off loans compared to $4,000 and $206,000, respectively, in the prior year. The allowance for loan losses related to the impaired loans increased from $609,000 at December 31, 2017 to $649,000 at December 31, 2018.

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

Noninterest Income

Noninterest income consists of all income other than interest income and is principally derived from service charges on deposits, income derived from bank-owned life insurance, gains from calls and sales of securities, gains and losses on sales of loans, unrealized gains on equity investments and income derived from debit cards and ATM usage. In addition, gains on sales of other real estate owned (“OREO”) are reflected as noninterest income.

Noninterest income was $3.4 million for the year ended December 31, 2018 as compared to $3.3 million for the prior year. The year ended December 31, 2018 reflected $193,000 of gains from the sale of the guaranteed portion of newly originated Small Business Administration ("SBA") loans. The year ended December 31, 2018 also included a positive $80,000 mark to market adjustment of a Community Reinvestment Act ("CRA") investment which is classified as an equity security. Such security has been owned for years for CRA purposes, but in connection with the adoption of ASU 2016-01, equity securities now require a quarterly mark to market through the income statement. Offsetting these increases, for the year ended December 31, 2018, the Corporation realized a $186,000 loss on calls and sales of securities primarily due to the sale of approximately $2.0 million of the CRA investment which is classified as an equity security. In addition, gain on sales of mortgage loans were $70,000 for the year ended December 31, 2018 compared to gains of $178,000 realized in the prior year. Finally, the year ended December 31, 2018 included no gains on sales of OREO compared to $13,000 of gains during the year ended December 31, 2017.

Noninterest Expense

For the years ended December 31, 2018 and 2017, total noninterest expense was $22.1 million and $20.3 million, respectively. The Corporation continues to appropriately control expenses. Increases in various expenses were offset by decreases in other expenses. The Corporation's largest expense is salaries and employee benefits, which increased $1.2 million. Such increase represented an increase in staff to support the Corporation's operations and continued growth, including costs associated with the establishment of of an SBA Lending Department in late 2017.

Income Taxes

Income tax expense totaled $3.0 million and $4.8 million for the years ended December 31, 2018 and 2017, respectively, representing effective tax rates of 27.3% and 54.8%. For the year ended December 31, 2017, tax expense reflects the previously discussed one-time charge related to the revaluation of the net deferred tax assets resulting from the enactment of the Tax Act.

Financial Condition

Total assets at December 31, 2018 were $955.6 million, an increase of $26.8 million, or 2.9%, over the $928.8 million at December 31, 2017. Securities available-for-sale were relatively unchanged while securities held-to-maturity increased $9.9 million to $62.3 million. Net loans increased $22.8 million to $725.4 million at December 31, 2018 compared to $702.6 million at December 31, 2017, reflecting continued improvement in loan demand. There were no loans held for sale at December 31, 2018 compared to $370,000 at December 31, 2017.

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2018, net of allowance for loan losses, totaled $725.4 million, an increase of $22.8 million, or a 3.3% increase over the $702.6 million at December 31, 2017. Residential real estate mortgages increased $3.3 million. Although certain residential real estate loans were placed into the portfolio to partially compensate for payoffs and normal amortization, the Corporation continued its policy of selling the majority of its residential real estate loans in the secondary market. Of the loans sold in 2018, all but $2.3 million of loans have been sold with servicing of the loan transferring to the purchaser. Commercial real estate mortgage loans consisting of $520.9 million, or 71.0% of the total portfolio, represent the largest portion of the loan portfolio. These loans reflected an increase of $16.8 million from $504.0 million, or 70.8% of the total loan portfolio, at December 31, 2017. Commercial loans increased $4.7 million to $93.8 million, representing 12.8% of the total loan portfolio. Consumer installment loans and home equity loans increased $3.8 million to $36.5 million.

The Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. The Corporation has not made loans to borrowers outside the United States.

At December 31, 2018, aside from the real estate concentration described above, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth the classification of the Corporation’s loans by major category at the end of each of the last five years:

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Real estate mortgage:
Residential	$82,491	$85,760	$84,321	$82,955	$77,836
Commercial (1)	520,868	504,028	407,226	348,724	295,278

Commercial loans	93,755	89,056	82,065	64,860	75,852

Consumer loans:
Installment (2)	17,799	15,089	10,713	10,262	12,174
Home equity	18,685	17,548	19,566	19,425	15,950
Other	189	239	192	251	230

Total gross loans	733,787	711,720	604,083	526,477	477,320
Less: Allowance for loan losses	7,926	8,762	7,905	8,823	9,602
Deferred loan costs (fees)	457	397	226	98	19
Net loans	$725,404	$702,561	$595,952	$517,556	$467,699

(1) Includes construction loans and Government Guaranteed loans - guaranteed portion.
(2) Includes automobile, home improvement, second mortgages, and unsecured loans.

The following table sets forth certain categories of gross loans as of December 31, 2018 by contractual maturity. Borrowers may have the right to prepay obligations with or without prepayment penalties. This might cause actual maturities to differ from the contractual maturities summarized below.

	Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Real estate mortgage	$15,589	$43,423	$544,347	$603,359
Commercial	43,701	26,449	23,605	93,755
Consumer	151	1,610	34,912	36,673
Total gross loans	$59,441	$71,482	$602,864	$733,787

The following table sets forth the dollar amount of all gross loans due one year or more after December 31, 2018, which have predetermined interest rates or floating or adjustable interest rates:

	Predetermined Rates	Adjustable Rates	Total
	(In thousands)

Real estate mortgage	$132,057	$455,713	$587,770
Commercial	15,144	34,910	50,054
Consumer	17,804	18,718	36,522
Total gross loans	$165,005	$509,341	$674,346

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

The Corporation’s accounting policies are set forth in Note 1 to the Corporation’s Audited Consolidated Financial Statements. The application of some of these policies requires significant management judgment and the utilization of estimates. Actual results could differ from these judgments and estimates resulting in a significant impact on the financial statements. A critical accounting policy for the Corporation is the policy utilized in determining the adequacy of the allowance for loan losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the Corporation’s lending activities are concentrated in loans secured by real estate located in northern New Jersey. Accordingly, the collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in real estate market conditions in northern New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. In management’s opinion, the allowance for loan losses totaling $7.9 million is adequate to cover probable incurred losses inherent in the portfolio at December 31, 2018.

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

The following table sets forth certain information regarding the Corporation’s nonperforming assets as of December 31 of each of the preceding five years:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$576	$295	$—	$—	$96
Commercial real estate	574	701	528	484	1,284
Commercial	394	136	—	1,314	1,923
Consumer	—	62	78	84	325
Total nonaccrual loans	1,544	1,194	606	1,882	3,628

Total nonperforming loans	1,544	1,194	606	1,882	3,628
Other real estate owned	—	—	401	880	1,308
Total nonperforming assets (2)	$1,544	$1,194	$1,007	$2,762	$4,936

Allowance for loan losses	$7,926	$8,762	$7,905	$8,823	$9,602

Nonperforming loans to total gross loans	0.21%	0.17%	0.10%	0.36%	0.76%

Nonperforming assets to total assets	0.16%	0.13%	0.13%	0.38%	0.71%

Allowance for loan losses to total gross loans	1.08%	1.23%	1.31%	1.68%	2.01%

(1) Restructured loans classified in the nonaccrual category totaled $509,000, $610,000, $528,000, $552,000, and $824,000 for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
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

At December 31, 2018, the balance of nonaccrual loans were comprised of two residential real estate loans, two commercial real estate loans and two commercial loans. During the year ended December 31, 2018, nonaccrual loans have increased $350,000 to $1,544,000. The increase reflects the addition of two loans to nonaccrual status partially offset by the payoff of two nonaccrual loans, one charge-off, one loan returning to accruing status and principal payments received.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at December 31, 2018 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports the collection of our remaining principal.

For loans not included in nonperforming loans, at December 31, 2018, the level of loans past due 30-89 days increased to $2,251,000 from $704,000 at December 31, 2017, primarily due to one loan which was brought current in January 2019. We will continue to monitor delinquencies for early identification of new problem loans.

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

The allowance for loan losses contains an unallocated reserve amount to cover inherent imprecision of the overall loss estimation process. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves. The Corporation continues to refine and enhance, as appropriate, its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined. During the year ended December 31, 2018, the Corporation increased its unallocated allowance for loan losses by $4,000 to $11,000. Management believes that the increase in unallocated reserves at December 31, 2018 is appropriate as, in addition to the above discussion, the Corporation has demonstrated a sustained level of performance in the loan portfolio.

For the year ended December 31, 2018, a negative provision for loan loss was recorded in the amount of $1.6 million compared to a provision for loan loss of $655,000 for the year ended December 31, 2017. The total allowance for loan losses of $7.9 million represented 1.08% of total gross loans at December 31, 2018 compared to $8.8 million, or a ratio of 1.23%, at December 31, 2017.

At December 31, 2018 and 2017, the Corporation had $6.3 million and $6.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.7 million and $5.9 million had demonstrated a reasonable period of performance in accordance with their new terms at December 31, 2018 and 2017, respectively, and not included in the preceding table. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $649,000 and $582,000 have been allocated for the troubled debt restructurings at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Corporation had no additional funds committed to these borrowers. The balance in performing restructured loans also includes loans that are current under their restructured terms, but because of the below market rate of interest and other forbearance agreements, continue to be reflected as restructured loans and impaired loans in accordance with accounting practices. For the year ended December 31, 2018, gross interest income which would have been recorded had the restructured and non-accruing loans been current in accordance with their original terms amounted to $345,000, of which $292,000 was included in interest income for the year ended December 31, 2018.

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

As of December 31, 2018 and 2017, there were $10.8 and $12.1 million, respectively, of other loans not included in the preceding table or discussion of troubled debt restructurings, where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. Management continues to monitor performance and credit conditions.

The following table sets forth, for each of the preceding five years, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$8,762	$7,905	$8,823	$9,602	$9,915

Loans charged-off:
Residential real estate	—	—	—	—	7
Commercial real estate	—	—	96	—	1,110
Commercial	29	3	72	600	262
Consumer and other	2	1	14	2	6
Total loans charged-off	31	4	182	602	1,385

Recoveries of loans previously charged-off:
Construction	—	—	—	552	48
Residential real estate	—	—	—	26	—
Commercial real estate	665	100	162	151	858
Commercial	142	97	446	465	216
Consumer and other	3	9	6	4	—
Total recoveries of loans previously charged-off	810	206	614	1,198	1,122

Net loans charged-off (recovered)	(779)	(202)	(432)	(596)	263
Provisions charged (credited) to operations	(1,615)	655	(1,350)	(1,375)	(50)
Balance at end of period	$7,926	$8,762	$7,905	$8,823	$9,602

Net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.11)%	(0.03)%	(0.08)%	(0.12)%	0.06%

Balance of allowance for loan losses at the end of year to gross year end loans	1.08%	1.23%	1.31%	1.68%	2.01%

The following table sets forth the allocation of the allowance for loan losses, for each of the preceding five years, as indicated by loan categories:

	2018		2017		2016		2015		2014
	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)	Amount	Percent to Total (1)
	(Dollars in thousands)
Real estate - residential	$65	11.2%	$68	12.1%	$66	14.0%	$109	15.8%	$142	16.3%
Real estate - commercial	5,078	71.0%	5,564	70.8%	5,089	67.4%	4,774	66.2%	5,167	61.9%
Commercial	2,703	12.8%	3,058	12.5%	2,663	13.6%	3,698	12.3%	3,704	15.9%
Consumer	69	5.0%	65	4.6%	75	5.0%	121	5.7%	191	5.9%
Unallocated	11	—%	7	—%	12	—%	121	—%	398	—%
Total allowance for loan losses	$7,926	100.0%	$8,762	100.0%	$7,905	100.0%	$8,823	100.0%	$9,602	100.0%

(1) Represents percentage of loan balance in category to total gross loans.

Investment Portfolio

The Corporation maintains an investment portfolio to enhance its yields and to provide a secondary source of liquidity. The portfolio is currently comprised of U.S. Treasury, U.S. government and agency obligations, state and political subdivision obligations, mortgage-backed securities, asset-backed securities and corporate debt securities, and has been classified as held-to-maturity or available-for-sale. Investments in debt securities that the Corporation has the intention and the ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. All other securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses reported in a separate component of shareholders’ equity. Securities in the available-for-sale category may be held for indefinite periods of time and include securities that management intends to use as part of its Asset/Liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to provide liquidity, the need to increase regulatory capital or similar factors. Securities available-for-sale decreased to $108.8 million at December 31, 2018, from $109.3 million at December 31, 2017, a decrease of $0.5 million, or 0.4%. Securities held-to-maturity increased $9.9 million, or 18.8%, to $62.3 million at December 31, 2018 from $52.4 million at December 31, 2017.

The following table sets forth the classification of the Corporation’s investment securities by major category at the end of the last three years:

	December 31,
	2018		2017		2016
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored agencies	$25,749	23.7%	$21,333	19.5%	$17,445	18.4%
Obligation of state and political subdivisions	3,121	2.9%	3,165	2.9%	3,096	3.3%
Mortgage-backed securities	62,163	57.1%	63,834	58.5%	52,046	54.8%
Asset-backed securities (a)	4,922	4.5%	6,698	6.1%	8,267	8.7%
Corporate debt (b)	12,856	11.8%	14,229	13.0%	14,037	14.8%
Total	$108,811	100.0%	$109,259	100.0%	$94,891	100.0%

Securities held-to-maturity:
U.S. Treasury	$999	1.6%	$999	1.9%	$999	1.9%
U.S. government-sponsored agencies	35,565	57.1%	27,075	51.6%	19,162	36.6%
Obligations of state and political subdivisions	2,358	3.8%	4,057	7.8%	7,102	13.6%
Mortgage-backed securities	23,386	37.5%	20,311	38.7%	25,067	47.9%
Total	$62,308	100.0%	$52,442	100.0%	$52,330	100.0%

(a) Collateralized by student loans.
(b) Corporate debt securities are primarily in financial institutions.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities available-for-sale as of December 31, 2018. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities. Non-debt securities and securities not due at a single maturity date, such as mortgage-backed securities and asset-backed securities, are not reflected in the table below.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. government-sponsored agencies:
Amortized cost	$1,147	$9,387	$11,631	$4,067	$26,232
Yield	1.37%	2.41%	3.04%	1.96%	2.58%
Obligations of state and political subdivisions:
Amortized cost	396	985	1,524	300	3,205
Yield	1.35%	1.79%	1.68%	2.75%	1.77%
Corporate debt:
Amortized cost	—	2,546	10,823	—	13,369
Yield	0.00%	2.73%	3.60%	0.00%	3.44%
Total amortized cost	$1,543	$12,918	$23,978	$4,367	$42,806
Weighted average yield	1.36%	2.43%	3.21%	2.01%	2.79%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of stated yields to maturity, considering applicable premium or discount) of the Corporation’s debt securities held-to-maturity as of December 31, 2018. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from contractual maturities.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
U.S. Treasury:
Carrying value	$—	$999	$—	$—	$999
Yield	0.00%	1.41%	0.00%	0.00%	1.41%
U.S. government-sponsored agencies:
Carrying value	—	15,498	20,067	—	35,565
Yield	0.00%	2.26%	2.62%	0.00%	2.46%
Obligations of state and political subdivisions:
Carrying value	335	1,535	—	488	2,358
Yield	3.71%	4.01%	0.00%	1.70%	3.49%
Total carrying value	$335	$18,032	$20,067	$488	$38,922
Weighted average yield	3.71%	2.36%	2.62%	1.70%	2.50%

Deposits

The Corporation had deposits at December 31, 2018 totaling $782.1 million, an increase of $18.0 million, or 2.4%, over the comparable period of 2017, when deposits totaled $764.1 million. The Corporation relied on its branch network and current competitive products and services to grow deposits during 2018. Included in deposit balances were $37.1 million of brokered certificates of deposit at December 31, 2018 compared to $25.9 million at December 31, 2017.

The following table sets forth the classification of the Corporation’s deposits by major category as of December 31 of each of the three preceding years:

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand	$174,717	22.3%	$172,861	22.6%	$169,306	25.7%
Interest-bearing demand	325,151	41.6%	307,180	40.2%	242,278	36.8%
Savings deposits	76,745	9.8%	83,114	10.9%	90,677	13.7%
Certificates of deposit	205,478	26.3%	200,944	26.3%	156,669	23.8%
Total	$782,091	100.0%	$764,099	100.0%	$658,930	100.0%

As of December 31, 2018, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows:

Balances
(In thousands)
Three months or less	$20,843
Four months through six months	34,691
Seven months through twelve months	16,701
Over twelve months	41,236
$113,471

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

The following table sets forth estimated maturity/repricing structure of the Corporation’s interest-earning assets and interest-bearing liabilities as of December 31, 2018. The amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability and adjusted for prepayment assumptions where applicable. The table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Corporation’s control. As a result, certain assets and liabilities indicated as repricing within a period may in fact reprice at different times and at different rate levels.

	Three Months or Less	More than Three Months Through One Year	After One Year	Noninterest Sensitive	Total
	(In thousands)
Assets:
Loans:
Real estate Mortgage	$37,992	$61,791	$503,576	$—	$603,359
Commercial	58,727	7,521	27,507	—	93,755
Consumer	12,026	2,154	22,493	—	36,673
Investment securities (1)	22,711	23,188	130,833	—	176,732
Other assets	483	—	—	44,628	45,111
Total assets	$131,939	$94,654	$684,409	$44,628	$955,630

Source of funds:
Interest-bearing demand	$325,151	$—	$—	$—	$325,151
Savings	76,745	—	—	—	76,745
Certificates of deposit	34,293	81,254	89,931	—	205,478
FHLB-NY advances	12,700	33,000	20,000	—	65,700
Subordinated Debentures	—	—	23,382	—	23,382
Other liabilities (including non-interest
bearing deposits)	—	—	—	179,024	179,024
Shareholders' equity	—	—	—	80,150	80,150
Total source of funds	$448,889	$114,254	$133,313	$259,174	$955,630

Interest rate sensitivity gap	$(316,950)	$(19,600)	$551,096	$(214,546)

Cumulative interest rate sensitivity gap	$(316,950)	$(336,550)	$214,546	$—

(1) Includes securities held-to-maturity, securities available-for sale,other equity investments and FHLB-NY Stock.

The Corporation also uses a simulation model to analyze the sensitivity of net interest income to movements in interest rates. The simulation model projects net interest income, net income, net interest margin, and capital to asset ratios based on various interest rate scenarios over a twelve-month period. The model is based on the actual maturity and repricing characteristics of all rate sensitive assets and liabilities. Management incorporates into the model certain assumptions regarding prepayments of certain assets and liabilities. Assumptions have been built into the model for prepayments for assets and decay rates for nonmaturity deposits such as savings and interest bearing demand. The model assumes an immediate rate shock to interest rates without management’s ability to proactively change the mix of assets or liabilities. Based on the reports generated for December 31, 2018, an immediate interest rate increase of 200 basis points would have resulted in a decrease in net interest income of 10.9%, or $3.3 million, and an immediate interest rate decrease of 200 basis points would have resulted in a decrease in net interest income of 1.3% or $387,000. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

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

The Corporation’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents - beginning	$21,270	$11,680
Operating activities:
Net income	8,030	3,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(598)	4,583
Net cash provided by operating activities	7,432	8,530
Net cash used in investing activities	(30,884)	(126,730)
Net cash provided by financing activities	19,005	127,790
Net increase (decrease) in cash and cash equivalents	(4,447)	9,590
Cash and cash equivalents - ending	$16,823	$21,270

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

The Corporation has various contractual obligations that may require future cash payments. The following table summarizes the Corporation’s contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Contractual obligations
Operating lease obligations	$3,357	$718	$1,140	$833	$666
Total contracted cost obligations	$3,357	$718	$1,140	$833	$666

Other long-term liabilities/long-term debt
Time deposits	$205,478	$115,418	$80,394	$9,666	$—
Federal Home Loan Bank advances (1)	68,049	46,084	10,360	11,605	—
Subordinated Debentures (1)	13,316	414	829	829	11,244
Subordinated Notes (1)	23,439	1,091	2,182	2,182	17,984
Supplemental Executive Retirement Plan	1,853	53	114	114	1,572
Total other long-term liabilities/long-term debt	$312,135	$163,060	$93,879	$24,396	$30,800

Other commitments - off balance sheet
Letters of credit	$2,514	$2,368	$—	$146	$—
Commitments to extend credit	8,037	8,037	—	—	—
Unused lines of credit	124,738	124,738	—	—	—
Total off balance sheet arrangements and contractual obligations	$135,289	$135,143	$—	$146	$—

(1) Includes interest contractually due.

Management believes that a significant portion of the time deposits will remain with the Corporation. In addition, management does not believe that all of the unused lines of credit will be exercised. We anticipate that the Corporation will have sufficient funds available to meet its current contractual commitments. Should we need temporary funding, the Corporation has the ability to borrow overnight with the FHLB-NY. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY. The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2018 and 2017, the borrowing capacity at the Discount Window was $3.3 million and $4.7 million, respectively. In addition, the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38 million on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2018 and 2017.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Of the $2.5 million in commitments under standby and commercial letters of credit, approximately $2.4 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-

party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

At December 31, 2018, the Corporation had no residential mortgage commitments to extend credit. Commercial, construction, and home equity loan commitments of approximately $7.3 million were extended with variable rates averaging 5.43% and approximately $780,000 extended at fixed rates averaging 4.36%. Generally, commitments were due to expire within approximately 90 days.

The unused lines of credit consist of $31.8 million relating to a home equity line of credit program and an unsecured line of credit program, $3.9 million relating to an unsecured overdraft protection program, and $89.0 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016 and was phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% became effective. At December 31, 2018, the Bank's capital conservation buffer requirement was 1.875%, and the actual capital conservation buffer was 5.54%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate ("HVCRE") loan exposures are assigned to the 150% category; provided, however, Section 214 of the Economic Growth Act, prohibits federal banking agencies from requiring the financial institution to assign heightened risk weights to HVCRE loans unless the loan is related to real estate acquisition, development and construction (“HVCRE ADC”). Under the Basel III capital rules, HVCRE ADC loans are assigned a higher risk weight than other commercial real estate loans. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Community Bank Leverage Ratio

The recently enacted Economic Growth Act requires federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action rules. The federal banking agencies may consider an institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The minimum capital for the new community bank leverage ratio must be set at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition. The Economic Growth Act requires the federal banking agencies to consult with state banking regulators and notify the applicable state banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

Guidelines for Small Bank Holding Companies

The Dodd-Frank Act required the FRB to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The FRB has updated and amended its Small Bank Holding Company Policy Statement to extend to bank and savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of the Economic Growth Act, increased the threshold for the exception from $1.0 billion in consolidated assets to $3.0 billion in consolidated assets. As a result of the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $3 billion unless otherwise advised by the FRB. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

The following table summarizes the capital ratios for the Corporation and the Bank at December 31, 2018.

	Actual	Required for Capital Adequacy Purposes	To Be Well- Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.33%	4.00%	N/A
Bank	10.49%	4.00%	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.54%	4.50%	6.50%
Tier 1
Corporation	11.33%	4.00%	N/A
Bank	12.54%	6.00%	8.00%
Total
Corporation	14.39%	8.00%	N/A
Bank	13.54%	8.00%	10.00%

As discussed in further detail in Note 8 to the Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K, on August 28, 2015, the Corporation completed a private placement of Subordinated Notes.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stewardship Financial Corporation
Midland Park, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Stewardship Financial Corporation and Subsidiary (the "Corporation") as of December 31, 2018, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation’s auditor since 2018.

New York, New York
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stewardship Financial Corporation
Midland Park, NJ

Opinion on Internal Control over Financial Reporting

We have audited Stewardship Financial Corporation and Subsidiary’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Corporation as of December 31, 2018, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, New York
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stewardship Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of Stewardship Financial Corporation and Subsidiary (the Corporation) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Corporation’s auditor from 2013 to 2017.
Short Hills, New Jersey
March 23, 2018

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from banks	$16,340	$20,558
Other short-term interest-earning assets	483	712
Cash and cash equivalents	16,823	21,270

Securities available-for-sale	108,811	109,259
Securities held-to-maturity; estimated fair value of $60,997 (2018) and $51,551 (2017)	62,308	52,442
Other equity investments, at fair value (2018) and available-for-sale (2017)	1,648	3,756
Federal Home Loan Bank of New York stock, at cost	3,965	3,715
Loans held for sale	—	370
Loans, net of allowance for loan losses of $7,926 (2018) and $8,762 (2017)	725,404	702,561
Premises and equipment, net	7,007	6,909
Accrued interest receivable	2,696	2,566
Bank owned life insurance	21,636	21,084
Other assets	5,332	4,834
Total assets	$955,630	$928,766

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$174,717	$172,861
Interest-bearing	607,374	591,238
Total deposits	782,091	764,099

Federal Home Loan Bank of New York advances	65,700	63,760
Subordinated Debentures and Subordinated Notes	23,382	23,317
Accrued interest payable	1,106	1,116
Accrued expenses and other liabilities	3,201	2,809
Total liabilities	875,480	855,101

Shareholders' equity
Common stock, no par value; 20,000,000 and 20,000,000 shares authorized; 8,680,388 and 8,652,804 shares issued and outstanding at December 31, 2018, and 2017, respectively	61,030	60,742
Retained earnings	21,056	14,307
Accumulated other comprehensive loss, net	(1,936)	(1,384)
Total Shareholders' equity	80,150	73,665
Total liabilities and Shareholders' equity	$955,630	$928,766

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$31,514	$28,385
Securities held-to-maturity:
Taxable	1,247	990
Nontaxable	98	197
Securities available-for-sale:
Taxable	2,618	2,196
Nontaxable	57	57
Other equity investments	99	96
FHLB dividends	228	203
Other interest-earning assets	138	106
Total interest income	35,999	32,230

Interest expense:
Deposits	5,293	3,189
FHLB-NY borrowings	968	1,177
Subordinated Debentures and Subordinated Notes	1,575	1,492
Total interest expense	7,836	5,858
Net interest income before provision for loan losses	28,163	26,372
Provision for loan losses	(1,615)	655
Net interest income after provision for loan losses	29,778	25,717

Noninterest income:
Fees and service charges	2,228	2,111
Bank owned life insurance	552	526
Gain (loss) on calls and sales of securities, net	(186)	1
Gain on sales of mortgage loans	70	178
Gain on sale of other real estate owned	—	13
Gain on sales of SBA loans	193	—
Gain on equity investments	80	—
Miscellaneous	480	478
Total noninterest income	3,417	3,307

Noninterest expenses:
Salaries and employee benefits	12,636	11,455
Occupancy, net	1,701	1,630
Equipment	746	673
Data processing	1,947	1,811
Advertising	715	700
FDIC insurance premium	277	322
Charitable contributions	910	615
Bank-card related services	533	551
Other real estate owned, net	—	24
Miscellaneous	2,680	2,520
Total noninterest expenses	22,145	20,301
Income before income tax expense	11,050	8,723
Income tax expense	3,020	4,776
Net income	$8,030	$3,947

Basic and diluted earnings per common share	$0.93	$0.50

Weighted average number of basic and diluted common shares outstanding	8,672,840	7,906,791

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017
	(In thousands)

Net income	$8,030	$3,947

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	(677)	150
Reclassification adjustment for securities available for sale (gains) losses in net income	(4)	(1)
Accretion of unrealized loss on securities reclassified to held-to-maturity	22	28
Change in fair value of interest rate swap in a cash flow hedging relationship	(88)	(19)
Reclassification adjustment for interest rate swap interest expense in net income	32	2

Total other comprehensive income (loss)	(715)	160

Total comprehensive income	$7,315	$4,107

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2018 and 2017
				Accumulated
				Other
				Compre-
				hensive
	Common Stock		Retained	Income
	Shares	Amount	Earnings	(Loss), Net	Total
	(Dollars in thousands, except per share amounts)

Balance – January 1, 2017	6,121,329	$41,626	$11,082	$(1,321)	$51,387
Issuance of common stock, net of costs	2,509,090	18,860	—	—	18,860
Cash dividends declared ($0.12 per share)	—	—	(961)	—	(961)
Payment of discount on dividend reinvestment plan	—	(5)	—	—	(5)
Common stock issued under dividend reinvestment plan	10,031	90	—	—	90
Common stock issued under stock plans	8,025	77	—	—	77
Issuance of restricted stock	20,876	185	(185)	—	—
Amortization of restricted stock	—	—	184	—	184
Tax benefit from restricted stock vesting	—	48	—	—	48
Restricted stock forfeited	(16,547)	(139)	17	—	(122)
Net income	—	—	3,947	—	3,947
Other comprehensive (loss)	—	—	—	160	160
Reclassification due to the adoption of ASU 2018-02	—	—	223	(223)	—

Balance – December 31, 2017	8,652,804	60,742	14,307	(1,384)	73,665
Cash dividends declared ($0.12 per share)	—	—	(1,040)	—	(1,040)
Payment of discount on dividend reinvestment plan	—	(4)	—	—	(4)
Common stock issued under dividend reinvestment plan	8,386	87	—	—	87
Common stock issued under stock plans	2,943	30	—	—	30
Issuance of restricted stock	28,221	301	(301)	—	—
Compensation expense on restricted stock	—	—	206	—	206
Restricted stock forfeited	(11,966)	(126)	17	—	(109)
Net income	—	—	8,030	—	8,030
Other comprehensive (loss)	—	—	—	(715)	(715)
Reclassification due to the adoption of ASU 2016-01	—	—	(163)	163	—

Balance – December 31, 2018	8,680,388	$61,030	$21,056	$(1,936)	$80,150

See accompanying notes to consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$8,030	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	475	399
Amortization of premiums and accretion of discounts, net	465	533
Compensation expense on restricted stock, net of forfeitures	201	62
Amortization of Subordinated Notes issuance cost	65	65
Accretion of deferred loan fees	147	145
Fair value adjustment for equity securities	(80)	—
Provision for loan losses	(1,615)	655
Originations of mortgage loans held for sale	(4,666)	(10,316)
Proceeds from sale of mortgage loans	5,106	10,897
Gain on sale of SBA loans	(193)	—
Gain on sales of mortgage loans	(70)	(178)
(Gain) loss on sales and calls of securities	186	(1)
Gain on sale of other real estate owned	—	(13)
Deferred income tax expense	(3)	1,419
Excess tax benefit from restricted stock vesting	—	48
Increase in accrued interest receivable	(130)	(433)
Increase (decrease) in accrued interest payable	(10)	322
Earnings on bank owned life insurance	(552)	(526)
Increase (decrease) in other assets	(155)	686
Increase in other liabilities	335	819
Net cash provided by operating activities	7,536	8,530
Cash flows from investing activities:
Purchase of securities available-for-sale	(17,160)	(29,201)
Proceeds from maturities and principal repayments on securities available-for-sale	15,212	14,096
Proceeds from sales and calls on securities available-for-sale	1,007	500
Purchase of securities held-to-maturity	(15,828)	(8,173)
Proceeds from maturities and principal repayments on securities held-to-maturity	5,614	6,665
Proceeds from calls on securities held-to-maturity	280	1,320
Purchase of equity securities	(41)	—
Proceeds from sales of equity securities	2,037	—
Purchase of FHLB-NY stock	(6,671)	(11,650)
Redemption of FHLB-NY stock	6,421	11,450
Net increase in loans	(21,182)	(107,409)
Proceeds from sale of other real estate owned	—	414
Purchase of bank owned life insurance	—	(4,000)
Additions to premises and equipment	(573)	(742)
Net cash used in investing activities	(30,884)	(126,730)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,856	3,555
Net increase in interest-bearing deposits	16,136	101,614
Increase in long term borrowings	10,000	25,000
Repayment of long term borrowings	(20,760)	(15,000)
Net increase (decrease) in short term borrowings	12,700	(5,440)
Proceeds from issuance of common stock, net of costs	—	18,860
Cash dividends paid on common stock	(1,040)	(961)
Payment of discount on dividend reinvestment plan	(4)	(5)
Taxes paid related to net share settlement of restricted stock	(104)	—
Issuance of common stock	117	167
Net cash provided by financing activities	18,901	127,790
Net increase (decrease) in cash and cash equivalents	(4,447)	9,590
Cash and cash equivalents - beginning	21,270	11,680
Cash and cash equivalents - ending	$16,823	$21,270

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2018	2017
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,846	$5,536
Cash paid during the year for income taxes	$3,928	$2,322

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

Securities available-for-sale and held-to-maturity

The Corporation classifies its securities as held-to-maturity or available-for-sale. Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. All other securities are classified as securities available-for-sale. Securities available-for-sale may be sold prior to maturity in response to changes in interest rates or prepayment risk, for asset/liability management purposes, or other similar factors. These securities are carried at fair value with unrealized holding gains or losses reported in a separate component of shareholders’ equity, net of the related tax effects.

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

Other Equity Investments

The Corporation carried other equity investments at fair value with unrealized holding gains or losses reported through the Consolidated Statement of Income beginning January 1, 2018 with the adoption of ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities. Prior to the adoption of ASU No. 2016-01, the unrealized holding gains or losses reported in a component of shareholders' equity, net of the related tax effects. Cash dividends are reported as income when declared.

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on their level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as income when declared.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. In addition, the allowance contains an unallocated reserve amount to cover inherent imprecision of the overall loss estimation process. Due to the complexity in determining the estimated amount of allowance for loan losses, these unallocated reserves reflect management's attempt to ensure that the overall allowance reflects an appropriate level of reserves.

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

Stock-based compensation

Stock-based compensation cost is based on the fair value of the awards at the date of grant. The fair value of restricted stock awards is based upon the average of the high and low sale price reported for the Corporation’s common stock on the date of grant. Compensation cost is recognized for restricted stock over the required service period, generally defined as the vesting period. Restricted shares may be forfeited if the vesting requirements are not met. Forfeitures are recognized when they occur.

Advertising Costs

The Corporation expenses advertising costs as incurred.

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

Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders. The Corporation's ability to pay cash dividends is based, among other things, on its ability to receive cash from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's profits, combined with the retained net profits of the preceding two years. At December 31, 2018 the Bank could have paid dividends totaling approximately $13.8 million. At December 31, 2018, this restriction did not result in any effective limitation in the manner in which the Corporation is currently operating.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation’s only free standing derivatives consist of interest rate swap agreements, which are used as part of its asset liability management strategy to help manage interest rate risk related to its deposits and Subordinated Debentures (see Note 8 to the Consolidated Financial Statements). The Corporation does not use derivatives for trading purposes.

The Corporation designated the interest rate swaps as cash flow hedges, which is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the change in the fair value on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Net cash settlements on these interest rate swaps that qualify for hedge accounting are recorded in interest expense. Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged items are recognized immediately in current earnings.

The Corporation formally documented the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. The documentation includes linking the fair value of the cash flow hedge to the deposit or Subordinated Debentures on the balance sheet. The Corporation formally assessed, both at the hedge’s inception and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in cash flows of the deposits and Subordinated Debentures.

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

Segment Reporting

The Corporation acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customer. Through its branches, automated teller machine networks, and internet banking services, the Corporation offers a full array of commercial and retail financial service, including time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expense, including the cost of funding loan demand, between the commercial, retail, mortgage and consumer banking operation of the Corporation. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients;” ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue Contracts with Customers;" ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments;" and ASU 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403." These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statement of Income was not necessary. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying this ASU that significantly affect the determination of the amount and timing of the revenue from contracts with customers. The Corporation has completed its evaluation and adopted this ASU effective January 1, 2018 using the modified retrospective approach. Adoption of ASU 2014-09 did not have a material impact on our Consolidated Financial Statements and related disclosures as our primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to service charges on deposit accounts and debit card interchange, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption, however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as of the date of adoption was not material. As such, a cumulative effective adjustment to opening retained earnings was not deemed necessary. Additional disclosures required have been included in Note 19 - Revenue Recognition.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years, including interim periods, beginning after December 15, 2017. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation's adoption of the guidance on January 1, 2018 resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings of $163,000, reflected in the Consolidated Statements of Changes in Shareholders' Equity. In addition, the fair value of loans has been estimated using the exit price notion as described in Note 16 to the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments;" ASU 2018-1, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, "Codification Improvements to Topic 842, Leases;" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." Based on the current lease portfolio, upon adoption of the new accounting standard, the Corporation anticipates recognizing a lease liability and related right-of-use asset on the Consolidated Statements of Financial Condition. Management is continuing to evaluate the Corporation's outstanding inventory of leases and determining the effect of recognizing operating leases on the Consolidated Statements of Financial Condition. The Corporation plans to adopt the modified retrospective approach under ASU 2018-11 in the first quarter of 2019. Based on the current composition of leases, at adoption, the Corporation is expected to record an estimated $3.3 million lease liability with a corresponding right-of-use asset on the Consolidated Statements of Financial Condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. The Corporation has formed a working group, under the direction of the Chief Financial Officer, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist in the application of ASU 2016-13. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses due to changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation has reviewed available historical data, preliminarily identified the appropriate loan pools and is in the process of reviewing loss rates. The completion of shadow calculations are expected in 2019. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new standard should be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company adopted this ASU on January 1, 2018 and the impact was not material on the financial statements.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20)." The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in ASU 2017-08 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. As the Corporation already amortizes these premiums to the call date, the adoption of this ASU will not have any impact on the Corporation's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2017-12 is permitted. As of December 31, 2018, the Corporation has early adopted ASU 2017-12 with no material impact to the Corporation's consolidated financial statements.

Note 2. SECURITIES

The fair value of the available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$26,232	$15	$(498)	$25,749
Obligations of state and political subdivisions	3,205	—	(84)	3,121
Mortgage-backed securities	63,659	68	(1,564)	62,163
Asset-backed securities (a)	4,916	6	—	4,922
Corporate debt (b)	13,369	48	(561)	12,856
Total	$111,381	$137	$(2,707)	$108,811

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,699	$30	$(396)	$21,333
Obligations of state and political subdivisions	3,221	—	(56)	3,165
Mortgage-backed securities	64,775	70	(1,011)	63,834
Asset-backed securities (a)	6,672	30	(4)	6,698
Corporate debt (b)	14,437	94	(302)	14,229
Total	$110,804	$224	$(1,769)	$109,259

(a) Collateralized by student loans.
(b) Corporate debt securities are primarily in financial institutions.

Cash proceeds realized from sales and calls of securities available-for-sale for the years ended December 31, 2018 and 2017 were $1,007,000 and $500,000, respectively. There were gross gains totaling $6,000 and no gross losses realized on sales or calls during the year ended December 31, 2018. There were gross gains totaling $1,000 and no gross losses realized on sales or calls during the year ended December 31, 2017.

The fair value of available-for-sale securities pledged to secure public deposits for the years ended December 31, 2018 and 2017 was $988,000 and $990,000, respectively. See also Note 7 to the Consolidated Financial Statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

The following is a summary of the held-to-maturity securities and related gross unrealized gains and losses:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$(14)	$985
U.S. government-sponsored agencies	35,565	20	(976)	34,609
Obligations of state and political subdivisions	2,358	14	(27)	2,345
Mortgage-backed securities	23,386	47	(375)	23,058
Total	$62,308	$81	$(1,392)	$60,997

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$(11)	$988
U.S. government-sponsored agencies	27,075	4	(760)	26,319
Obligations of state and political subdivisions	4,057	21	(23)	4,055
Mortgage-backed securities	20,311	76	(198)	20,189
Total	$52,442	$101	$(992)	$51,551

Cash proceeds realized from calls of securities held-to-maturity for the years ended December 31, 2018 and 2017 were $280,000 and $1,320,000, respectively. There were no gross gains and no gross losses realized from calls during the years ended December 31, 2018 and 2017.

The fair value of held-to-maturity securities pledged to secure public deposits for the years ended December 31, 2018 and 2017 was $626,000 and $789,000, respectively. See also Note 7 to the Consolidated Financial Statements regarding securities pledged as collateral for Federal Home Loan Bank of New York advances.

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This might cause actual maturities to differ from the contractual maturities.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool. At year-end 2018 and 2017, the Corporation had no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders' equity.

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

	December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale
Within one year	$1,543	$1,528
After one year, but within five years	12,918	12,734
After five years, but within ten years	23,978	23,260
After ten years	4,367	4,204
Mortgage-backed securities	63,659	62,163
Asset-backed securities	4,916	4,922
Total	$111,381	$108,811

Held-to-maturity
Within one year	$335	$336
After one year, but within five years	18,032	17,738
After five years, but within ten years	20,067	19,404
After ten years	488	461
Mortgage-backed securities	23,386	23,058
Total	$62,308	$60,997

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2018 and 2017, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2018 and 2017.

Available-for-sale
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$—	$—	$17,432	$(498)	$17,432	$(498)
Obligations of state and political subdivisions	—	—	3,121	(84)	3,121	(84)
Mortgage-backed securities	4,177	(19)	47,479	(1,545)	51,656	(1,564)
Asset-backed securities	2,892	—	—	—	2,892	—
Corporate debt	—	—	8,808	(561)	8,808	(561)
Total temporarily impaired securities	$7,069	$(19)	$76,840	$(2,688)	$83,909	$(2,707)

Available-for-sale
December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$8,260	$(70)	$11,174	$(326)	$19,434	$(396)
Obligations of state and political subdivisions	1,384	(7)	1,781	(49)	3,165	(56)
Mortgage-backed securities	30,575	(201)	26,809	(810)	57,384	(1,011)
Asset-backed securities	—	—	3,013	(4)	3,013	(4)
Corporate debt	—	—	9,135	(302)	9,135	(302)
Total temporarily impaired securities	$40,219	$(278)	$51,912	$(1,491)	$92,131	$(1,769)

Held-to-maturity
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$985	$(14)	$985	$(14)
U.S. government- sponsored agencies	2,496	(9)	24,595	(967)	27,091	(976)
Obligations of state and political subdivisions	—	—	461	(27)	461	(27)
Mortgage-backed securities	5,885	(67)	11,081	(308)	16,966	(375)
Total temporarily impaired securities	$8,381	$(76)	$37,122	$(1,316)	$45,503	$(1,392)

Held-to-maturity
December 31, 2017	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$988	$(11)	$—	$—	$988	$(11)
U.S. government- sponsored agencies	10,032	(139)	15,265	(621)	25,297	(760)
Obligations of state and political subdivisions	—	—	474	(23)	474	(23)
Mortgage-backed securities	9,531	(114)	3,896	(84)	13,427	(198)
Total temporarily impaired securities	$20,551	$(264)	$19,635	$(728)	$40,186	$(992)

Equity securities consist solely of a Community Reinvestment Act ("CRA") mutual fund. During 2018, the Corporation adopted Accounting Standards Update No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities. As a result of adoption, this fund was transferred from available for sale and reclassified into other equity investments on the Consolidated Statements of Financial Condition. In addition, the Corporation recorded an cumulative effect adjustment of $163,000 as a reclassification from accumulated other comprehensive loss to retained earnings. All future unrealized gains and losses are recognized in the Consolidated Statements of Income.

Other-Than-Temporary-Impairment

At December 31, 2018, there were available-for-sale investments comprising twenty-one U.S. government-sponsored agency securities, seven obligations of state and political subdivision securities, seventy-three mortgage-backed securities, and nine corporate debt securities in a continuous loss position for twelve months or longer. At December 31, 2018, there were held-to-maturity investments comprising one U.S. treasury, twenty-six U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and twenty-seven mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at December 31, 2018 and 2017 and determined that any decline in fair value below amortized cost primarily relate to changes in interest rates and market spreads and was temporary.

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

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2018 and 2017, respectively, the loan portfolio consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Commercial:
Secured by real estate	$28,790	$31,684
Other	64,965	57,372
Commercial real estate	504,522	493,542
Commercial construction	9,787	2,152
Residential real estate	82,491	85,760
Consumer:
Secured by real estate	36,120	32,207
Other	455	563
Government Guaranteed Loans - guaranteed portion	6,559	8,334
Other	98	106
Total gross loans	733,787	711,720

Less: Deferred loan costs, net	457	397
Allowance for loan losses	7,926	8,762
	8,383	9,159

Loans, net	$725,404	$702,561

Included in Commercial - Other and Commercial real estate were $170,000 and $3,561,000, respectively, of Small Business Administration ("SBA") loans originated during 2018. The guaranteed portion of these loans were sold during the year ended December 31, 2018.

In addition to the origination of SBA loans, prior to 2017, the Corporation purchased the guaranteed portion of several Government Guaranteed loans. These loans are listed separately in the table above. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

The Corporation has entered into lending transactions with directors, executive officers and principal shareholders of the Corporation and their affiliates. At December 31, 2018 and 2017, these loans aggregated approximately $3,038,000 and $3,248,000, respectively. During the year ended December 31, 2018, new loans totaling $2,126,000 were granted and repayments totaled approximately $1,461,000. Additionally, one loan relationship in the amount of $874,000 is no longer included in the December 31, 2018 balance as the director is no longer affiliated with this borrower as they had been previously. The loans, at December 31, 2018 and 2017, were current as to principal and interest payments.

Excluded from the above table are $14.3 million and $11.4 million of unpaid principal balances of loans serviced for others at December 31, 2018 and 2017, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31, 2018
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$3,058	$(468)	$(29)	$142	$2,703
Commercial real estate	5,531	(1,249)	—	665	4,947
Commercial construction	33	98	—	—	131
Residential real estate	68	(3)	—	—	65
Consumer	64	2	—	2	68
Other	1	1	(2)	1	1
Unallocated	7	4	—	—	11
Balance, ending	$8,762	$(1,615)	$(31)	$810	$7,926

	Year Ended December 31, 2017
	Balance beginning of period	Provision charged to operations	Loans charged-off	Recoveries of loans charged-off	Balance end of period
	(In thousands)

Commercial	$2,663	$301	$(3)	$97	$3,058
Commercial real estate	4,734	697	—	100	5,531
Commercial construction	355	(322)	—	—	33
Residential real estate	66	2	—	—	68
Consumer	75	(19)	—	8	64
Other	—	1	(1)	1	1
Unallocated	12	(5)	—	—	7
Balance, ending	$7,905	$655	$(4)	$206	$8,762

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2018 and 2017:

	December 31, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$88	$561	$—	$—	$—	$—	$—	$—	$649
Collectively evaluated for impairment	2,615	4,386	131	65	68	—	1	11	7,277

Total ending allowance balance	$2,703	$4,947	$131	$65	$68	$—	$1	$11	$7,926

Loans:
Loans individually evaluated for impairment	$633	$6,079	$—	$576	$—	$—	$—	$—	$7,288
Loans collectively evaluated for impairment	93,122	498,443	9,787	81,915	36,575	6,559	98	—	726,499

Total ending loan balance	$93,755	$504,522	$9,787	$82,491	$36,575	$6,559	$98	$—	$733,787

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$34	$575	$—	$—	$—	$—	$—	$—	$609
Collectively evaluated for impairment	3,024	4,956	33	68	64	—	1	7	8,153

Total ending allowance balance	$3,058	$5,531	$33	$68	$64	$—	$1	$7	$8,762

Loans:
Loans individually evaluated for impairment	$549	$6,236	$—	$295	$62	$—	$—	$—	$7,142
Loans collectively evaluated for impairment	88,507	487,306	2,152	85,465	32,708	8,334	106	—	704,578

Total ending loan balance	$89,056	$493,542	$2,152	$85,760	$32,770	$8,334	$106	$—	$711,720

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Commercial:
Secured by real estate	$394	$136
Commercial real estate	574	701
Residential real estate	576	295
Consumer:
Secured by real estate	—	62

Total nonaccrual loans	$1,544	$1,194

At December 31, 2018 and 2017 there were no loans that were past due 90 days and still accruing.

The following table presents loans individually evaluated for impairment by class of loans at and for the periods indicated:

	At And For The Year Ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$447	$416		$455	$11
Commercial real estate	3,329	3,001		3,061	108
Residential real estate	587	576		343	—
Consumer:
Secured by real estate	—	—		28	—

With an allowance recorded:
Commercial:
Secured by real estate	95	95	$83	65	3
Other	122	122	5	125	9
Commercial real estate	3,078	3,078	561	3,095	161
Total impaired loans	$7,658	$7,288	$649	$7,172	$292

During the year ended December 31, 2018, no interest income was recognized on a cash basis.

	At And For The Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$389	$389		$964	$70
Commercial real estate	3,442	3,124		3,148	121
Residential real estate	295	295		59	—
Consumer:
Secured by real estate	71	62		70	—

With an allowance recorded:
Commercial:
Secured by real estate	33	32	$27	45	—
Other	128	128	7	171	12
Commercial real estate	3,112	3,112	575	3,144	128
Total impaired loans	$7,470	$7,142	$609	$7,601	$331

During the year ended December 31, 2017, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017. Nonaccrual loans are included in the disclosure by payment status:

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$394	$394	$28,396	$28,790
Other	6	—	—	6	64,959	64,965
Commercial real estate	2,155	—	509	2,664	501,858	504,522
Commercial construction	—	—	—	—	9,787	9,787
Residential real estate	112	42	308	462	82,029	82,491
Consumer:
Secured by real estate	—	—	—	—	36,120	36,120
Other	1	—	—	1	454	455
Government Guaranteed Loans	—	—	—	—	6,559	6,559
Other	—	—	—	—	98	98
Total	$2,274	$42	$1,211	$3,527	$730,260	$733,787

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Commercial:
Secured by real estate	$186	$—	$—	$186	$31,498	$31,684
Other	8	—	—	8	57,364	57,372
Commercial real estate	300	—	599	899	492,643	493,542
Commercial construction	—	—	—	—	2,152	2,152
Residential real estate	314	—	—	314	85,446	85,760
Consumer:
Secured by real estate	—	—	28	28	32,179	32,207
Other	—	—	—	—	563	563
Government Guaranteed Loans	—	—	—	—	8,334	8,334
Other	—	—	—	—	106	106
Total	$808	$—	$627	$1,435	$710,285	$711,720

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

At December 31, 2018 and 2017, the Corporation had $6.3 million and $6.6 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.7 million and $5.9 million had demonstrated a reasonable period of performance in accordance with their new terms at December 31, 2018 and 2017, respectively, and are, therefore, accruing loans. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $649,000 and $582,000 have been recorded for the troubled debt restructurings at December 31, 2018 and 2017, respectively, and are included in the table above. As of December 31, 2018 and December 31, 2017, there were no additional funds committed to these borrowers.

The following table presents the number of loans and their recorded investment immediately prior to the modification date and immediately after the modification date by class that were modified as troubled debt restructurings during the year ended December 31, 2018:

	December 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)

Commercial:
Secured by real estate	1	$95	$95
Total	1	$95	$95

During the year ended December 31, 2018, there was one loan modified as a troubled debt restructuring. The modification of the terms of the commercial - secured by real estate loan represented the term out of the remaining balance of a line of credit.

For the year ended December 31, 2018, the troubled debt restructuring described above resulted in an increase in the allowance for loan losses of $83,000. There were no charge-offs during the twelve months ended December 31, 2018 related to this troubled debt restructuring.

There were no new loans classified as troubled debt restructuring during the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, there was a net increase in the allowance for loan losses of $67,000 and decrease of $28,000, respectively, related to troubled debt restructurings. There were no charge-offs in 2018 or 2017 related to these troubled debt restructurings.

There were no loans modified as TDRs within the previous 12 months from both December 31, 2018 and 2017, which had a payment default (90 days or more past due) during the years ended December 31, 2018 and 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2018 and 2017, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$26,879	$1,234	$677	$—	$—	$28,790
Other	63,438	181	1,346	—	—	64,965
Commercial real estate	490,661	7,086	6,775	—	—	504,522
Commercial construction	9,787	—	—	—	—	9,787
Government Guaranteed Loans guaranteed portion	6,559	—	—	—	—	6,559
Total	$597,324	$8,501	$8,798	$—	$—	$614,623

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$29,025	$2,153	$506	$—	$—	$31,684
Other	56,632	216	524	—	—	57,372
Commercial real estate	481,443	10,023	2,076	—	—	493,542
Commercial construction	2,152	—	—	—	—	2,152
Government Guaranteed Loans guaranteed portion	8,334	—	—	—	—	8,334
Total	$577,586	$12,392	$3,106	$—	$—	$593,084

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of December 31, 2018 and 2017.

	December 31, 2018
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$81,761	$730	$82,491
Consumer:
Secured by real estate	36,120	—	36,120
Other	454	1	455
Total	$118,335	$731	$119,066

	December 31, 2017
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$85,446	$314	$85,760
Consumer:
Secured by real estate	32,179	28	32,207
Other	563	—	563
Total	$118,188	$342	$118,530

Note 4. PREMISES AND EQUIPMENT, NET

The balance of premises and equipment consists of the following at December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(In thousands)

Land	$3,240	$3,240
Buildings and improvements	4,654	4,505
Leasehold improvements	1,925	1,923
Furniture, fixtures, and equipment	2,027	1,605
	11,846	11,273
Less: accumulated depreciation and amortization	4,839	4,364
Total premises & equipment, net	$7,007	$6,909

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $475,000 and $399,000 in 2018 and 2017, respectively.

Note 5. OTHER REAL ESTATE OWNED

There was no other real estate owned at the years ended December 31, 2018 and 2017.

There was no activity in the allowance for losses on other real estate owned for the year ended December 31, 2018. Activity in the allowance for losses on other real estate owned for the year ended December 31, 2017 was as follows:

Year Ended December 31, 2017
(In thousands)

Beginning of year	$3
Additions charged to expense	—
Reductions from sales of other real estate owned	(3)
End of year	$—

There was no gain on sale of other real estate owned for the year ended December 31, 2018. Net gain on sale of other real estate owned totaled $13,000 for the year ended December 31, 2017.

There were no other real estate owned expenses for the year ended December 31, 2018. Expenses related to other real estate owned for the year ended December 31, 2017 include:

Year Ended December 31, 2017
(In thousands)

Provision for unrealized losses	$—
Operating expenses, net of rental income	24
End of year	$24

Note 6. DEPOSITS

The following table presents deposits at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)

Noninterest-bearing demand	$174,717	$172,861

Interest-bearing checking accounts	175,215	196,924
Money market accounts	149,936	110,256
Total interest-bearing demand	325,151	307,180

Statement savings and clubs	71,472	77,284
Business savings	5,273	5,830
Total savings	76,745	83,114

IRA investment and variable rate savings	31,876	33,236
Brokered certificates	37,063	25,944
Money market certificates	136,539	141,764
Total certificates of deposit	205,478	200,944

Total interest-bearing deposits	607,374	591,238
Total deposits	$782,091	$764,099

Certificates of deposit with balances of $250,000 or more at December 31, 2018 and 2017, totaled $59,421,000 and $42,810,000, respectively.

The scheduled maturities of certificates of deposit were as follows:

Year Ended
December 31,	Balances
(In thousands)

2019	$115,418
2020	45,973
2021	34,421
2022	7,132
2023	2,534
$205,478

The following table presents interest expense on deposits at December 31, 2018 and 2017 summarized as follows:

	December 31,
	2018	2017
	(In thousands)

Total interest bearing demand	$2,147	$709
Total savings	83	91
Total certificates of deposit	3,063	2,389
Total interest expense	$5,293	$3,189

Deposits from executive officers and directors at December 31, 2018 and 2017 were $3,627,000 and $3,793,000, respectively.

Note 7. BORROWINGS

Federal Home Loan Bank of New York Advances

The following table presents Federal Home Loan Bank of New York ("FHLB-NY") advances by maturity date:

	December 31, 2018		December 31, 2017
Advances Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within one year	$45,700	1.99%	$20,760	1.59%
After one year, but within two years	5,000	1.88%	33,000	1.76%
After two years, but within three years	5,000	1.68%	5,000	1.88%
After three years, but within four years	—	—%	5,000	1.68%
After four years, but within five years	10,000	3.25%	—	—%
Total advances maturing	$65,700	2.15%	$63,760	1.71%

During 2018 and 2017, the maximum amount of FHLB-NY advances outstanding at any month end was $65.8 million and $93.8 million, respectively. The average amount of advances outstanding during the years ended December 31, 2018 and 2017 was $52.4 million and $74.4 million, respectively.

Advances from the FHLB-NY are all fixed rate borrowings and are secured by a blanket assignment of the Corporation's unpledged, qualifying residential first mortgage loans, by select commercial real estate loans and by certain securities. The loans remain under the control of the Corporation. Securities are maintained in safekeeping with the FHLB-NY. As of December 31, 2018 and 2017, the advances were collateralized by $68.2 million and $73.0 million, respectively, of residential first mortgage loans under the blanket lien arrangement and by $44.1 million and $49.3 million of investment securities, respectively. Additionally, as of December 31, 2018, the advances were collateralized by $37.8 million of select commercial real estate loans pledged to the FHLB-NY. Based on the collateral, the Corporation was eligible to borrow up to a total of $150.2 million at December 31, 2018 and $122.3 million at December 31, 2017.

The Corporation has the ability to borrow overnight with the FHLB-NY. As of December 31, 2018, overnight borrowings with the FHLB-NY were $12.7 million. There were no overnight borrowings with the FHLB-NY as of December 31, 2017. The overall borrowing capacity is contingent on available collateral to secure borrowings and the ability to purchase additional activity-based capital stock of the FHLB-NY.

The Corporation may also borrow from the Discount Window of the Federal Reserve Bank of New York based on the market value of collateral pledged. At December 31, 2018 and 2017, the Corporation’s borrowing capacity at the Discount Window was $3.3 million and $4.7 million, respectively. In addition, at both December 31, 2018 and 2017 the Corporation had available overnight variable repricing lines of credit with other correspondent banks totaling $38.0 million, on an unsecured basis. There were no borrowings under these lines of credit at December 31, 2018 and 2017.

Note 8. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

			Carrying Amount
			December 31,
Issue	Maturity	Rate	2018	2017
			(In thousands)

9/17/2003	9/17/2033	Fixed / Floating Rate Junior Subordinated Debentures	$7,217	$7,217
8/28/2015	8/25/2025	Fixed Rate Subordinated Notes	16,165	16,100
		Total	$23,382	$23,317

In 2003, the Corporation formed Stewardship Statutory Trust I (the “Trust”), a statutory business trust, which on September 17, 2003 issued $7.0 million Fixed/Floating Rate Capital Securities (“Capital Securities”). The Trust used the proceeds of the Capital Securities to purchase from the Corporation, $7,217,000 of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) maturing September 17, 2033. The Trust is obligated to distribute all proceeds of a redemption whether voluntary or upon maturity, to holders of the Capital Securities. The Corporation’s obligation with respect to the Capital Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Corporation of the Trust’s obligations to pay amounts when due on the Capital Securities. The Corporation is not considered the primary beneficiary of the Trust (variable interest entity); therefore, the Trust is not consolidated in the Corporation’s consolidated financial statements, but rather the Subordinated Debentures are shown as a liability. Prior to September 17, 2008, the Capital Securities and the Subordinated Debentures both had a fixed interest rate of 6.75%. Beginning September 17, 2008, the rate floats quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2018 and 2017, the rate on both the Capital Securities and the Subordinated Debentures was 5.74% and 4.55%, respectively. The Corporation has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarterly periods. The Subordinated Debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On August 28, 2015, the Corporation completed a private placement of $16.6 million in aggregate principal amount of fixed rate subordinated notes (the “Subordinated Notes”) to certain institutional accredited investors pursuant to a Subordinated Note Purchase Agreement dated August 28, 2015 between the Corporation and such investors. The Subordinated Notes have a maturity date of August 28, 2025 and bear interest at the rate of 6.75% per annum, payable semi-annually, in arrears, on March 1 and September 1 of each year during the time that the Subordinated Notes remain outstanding. The Subordinated Notes include a right of prepayment, without penalty, on or after August 28, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the Subordinated Notes, including principal and interest, is unsecured and subordinate and junior in right of the Corporation's payment to general and secured creditors and depositors of the Bank. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Subordinated Notes totaled $16.2 million and $16.1 million at December 31, 2018 and 2017, respectively, which includes $435,000 and $500,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet a minimum risk-based capital requirement. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio or Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective January 1, 2016 and was phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% became effective. At December 31, 2018, the Bank's capital conservation buffer requirement was 1.875% and the actual capital conservation buffer was 5.54%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate ("HVCRE") loan exposures are assigned to the 150% category; provided, however,

Section 214 of the Economic Growth Act, prohibits federal banking agencies from requiring the financial institution to assign heightened risk weights to HVCRE loans unless the loan is related to real estate acquisition, development and construction (“HVCRE ADC”). Under the Basel III capital rules, HVCRE ADC loans are assigned a higher risk weight than other commercial real estate loans. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Community Bank Leverage Ratio

The recently enacted Economic Growth Act requires federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action rules. The federal banking agencies may consider an institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The minimum capital for the new community bank leverage ratio must be set at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition. The Economic Growth Act requires the federal banking agencies to consult with state banking regulators and notify the applicable state banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

Guidelines for Small Bank Holding Companies

The Dodd-Frank Act required the FRB to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The FRB has updated and amended its Small Bank Holding Company Policy Statement to extend to bank and savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of the Economic Growth Act, increased the threshold for the exception from $1.0 billion in consolidated assets to $3.0 billion in consolidated assets. As a result of the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to small bank holding companies (“SBHC”), such as the Corporation, that have total consolidated assets of less than $3 billion unless otherwise advised by the FRB. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 Capital and 8% for Total Capital to risk-weighted assets.

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

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Tier 1 Leverage ratio
Corporation	$89,086	9.33%	$38,213	4.00%	N/A	N/A
Bank	99,761	10.49%	38,032	4.00%	$47,540	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	99,761	12.54%	35,798	4.50%	51,708	6.50%

Tier 1
Corporation	89,086	11.33%	31,461	4.00%	N/A	N/A
Bank	99,761	12.54%	47,731	6.00%	63,641	8.00%

Total
Corporation	113,178	14.39%	62,922	8.00%	N/A	N/A
Bank	107,687	13.54%	63,641	8.00%	79,551	10.00%

December 31, 2017
Tier 1 Leverage ratio
Corporation	$81,886	8.88%	$36,867	4.00%	N/A	N/A
Bank	92,824	10.12%	36,698	4.00%	$45,872	5.00%

Risk-based capital:
Common Equity Tier 1
Corporation	N/A	N/A	N/A	N/A	N/A	N/A
Bank	92,824	12.24%	34,113	4.50%	49,274	6.50%

Tier 1
Corporation	81,886	10.96%	29,889	4.00%	N/A	N/A
Bank	92,824	12.24%	45,484	6.00%	60,645	8.00%

Total
Corporation	106,748	14.29%	59,777	8.00%	N/A	N/A
Bank	101,586	13.40%	60,645	8.00%	75,807	10.00%

As presented above, at December 31, 2018 and 2017, the Bank’s regulatory capital ratios exceeded the established minimum capital requirements.

The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Note 10. BENEFIT PLANS

The Corporation has a 401(k) plan which covers all eligible employees. Participants may elect to contribute a percentage, up to 100%, of their salaries, not to exceed the applicable limitations as per the Internal Revenue Code. The Corporation's matching contribution is determined on an annual basis. For the year ended ended December 31, 2018 and 2017, the Corporation matched 50% of the participant’s first 7% contribution. Total 401(k) expense for the years ended December 31, 2018 and 2017 amounted to approximately $213,000 and $173,000, respectively.

The Corporation offers an Employee Stock Purchase Plan which allows all eligible employees to authorize a specific payroll deduction from his or her base compensation for the purchase of the Corporation’s Common Stock. Total stock purchases amounted to 2,863 and 2,724 shares during 2018 and 2017, respectively. At December 31, 2018, the Corporation had 165,706 shares reserved for issuance under this plan.

During 2017, the Corporation introduced a Supplemental Executive Retirement Plan (“SERP”) for the President / Chief Executive Officer of the Corporation. In 2018 this plan was expanded to include the Executive Vice President / Chief Financial Officer and the Executive Vice President / Chief Lending Officer. The SERP provides a supplemental retirement income benefit upon the attainment of age 66 or separation of service. SERP benefits are payable in equal monthly installments for 180 months. Benefits are also payable upon death. The estimated present value of future benefits is accrued over the period from the effective date of the agreement until the expected retirement date. The Corporation recorded SERP expense of $444,000 and $258,000 for the years ended December 31, 2018 and 2017, respectively. The benefits accrued under the SERP included in Accrued Expenses and Other Liabilities totaled $702,000 and $258,000 at December 31, 2018 and 2017, respectively, and are unfunded.
Note 11. STOCK-BASED COMPENSATION

At December 31, 2018, the Corporation maintained the following stock award programs.

Director Stock Plan

The Director Stock Plan permits members of the Board of Directors of the Bank to receive their monthly Board of Directors’ fees in shares of the Corporation’s Common Stock, rather than in cash. Shares are purchased for directors in the open market and resulted in purchases of 2,644 and 2,855 shares for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Corporation had 512,005 shares authorized but unissued for this plan.

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

Changes in nonvested restricted shares were as follows:

	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Balance January 1	51,528	$6.91	68,586	$5.52
Granted	28,221	10.65	20,876	8.88
Vested (1)	(28,066)	4.39	(34,675)	5.40
Forfeited	(2,131)	9.82	(3,259)	6.41
Balance December 31	49,552	$10.34	51,528	$6.91
 (1) Includes 9,835 and 13,288 shares in 2018 and 2017, respectively, that vested but were immediately forfeited to cover taxes.

Stock based compensation expense related to stock grants to associates was $97,000 and $62,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $282,000 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next 26 months.

There were no unrestricted stock awards granted during the years ended December 31, 2018. There were 5,000 unrestricted stock awards granted to the members of the Board of Directors during the year ended December 31, 2017. Expense related to stock grants to directors was $50,000 for the year ended December 31, 2017 .

At December 31, 2018 the Corporation had 64,528 shares authorized but unissued for this plan.

Note 12. EARNINGS PER COMMON SHARE

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share:

	Years Ended December 31,
	2018	2017
	(Dollars in thousands, except per share amounts)

Net income available to common shareholders	$8,030	$3,947

Weighted average common shares outstanding - basic and diluted	8,672,840	7,906,791

Basic and diluted earnings per common share	$0.93	$0.50

There were no stock options to purchase shares of common stock for the years ended December 31, 2018 or 2017.

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
The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Current tax expense
Federal	$1,865	$2,438
State	1,158	919
	3,023	3,357
Deferred tax expense
Federal	100	1,555
State	(101)	(128)
Valuation allowance	(2)	(8)
	(3)	1,419
Total	$3,020	$4,776

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (21% and 34% for the year ended December 31, 2018 and 2017, respectively) to income before income taxes:

	Years Ended December 31,
	2018	2017
	(In thousands)

Federal income tax	$2,320	$2,966
Add (deduct) effect of:
State income taxes, net of federal income tax effect	835	606
Nontaxable interest income	(47)	(129)
Effect of change in Federal statutory tax rate	33	1,420
Bank owned life insurance	(116)	(198)
Nondeductible expenses	(14)	(31)
Change in valuation reserve	(2)	(8)
Out of period adjustment for state fixed asset basis	—	150
Other	11	—
Effective federal income taxes	$3,020	$4,776

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,285	$2,455
Accrued compensation	109	91
Nonaccrual loan interest	30	12
Depreciation	94	202
Contribution carry forward	—	2
Mortgage servicing rights	(22)	(5)
Accrued contributions	249	167
Unrealized loss on securities available-for-sale	836	498
SERP	202	—
	3,783	3,422
Valuation reserve	—	(2)
Net deferred tax assets	$3,783	$3,420

At December 31, 2018, the Corporation provided a valuation allowance relating to a state tax benefit of contribution carryforwards. Management had determined that it was more likely than not that it would not be able to realize this deferred tax benefit.

There were no unrecognized tax benefits during the years or at the years ended December 31, 2018 and 2017 and management does not expect a significant change in unrecognized benefits in the next twelve months. There were no tax interest and penalties recorded in the income statement for the years ended December 31, 2018 and 2017. There were no tax interest and penalties accrued for the years ended December 31, 2018 and 2017.

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

At December 31, 2018, the Corporation had no residential mortgage commitments to extend credit. Commercial, construction, and home equity loan commitments of approximately $7.3 million were extended with variable rates averaging 5.43% and approximately $780,000 extended at fixed rates averaging 4.36%. Generally, commitments were due to expire within approximately 90 days.

Additionally, at December 31, 2018, the Corporation was committed for approximately $124.7 million of unused lines of credit, consisting of $31.8 million relating to a home equity line of credit program and an unsecured line of credit program, $3.9 million relating to an unsecured overdraft protection program, and $89.0 million relating to commercial and construction lines of credit. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates which fluctuate with the base rate.

Commitments under standby letters of credit were approximately $2.5 million at December 31, 2018, of which $2.4 million expire within one year. Should any letter of credit be drawn on, the interest rate charged on the resulting note would fluctuate with the Corporation's base rate. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Lease Commitments

At December 31, 2018, the minimum rental commitments on the noncancellable leases with an initial term of one year and expiring thereafter are as follows:

Year Ended	Minimum
December 31,	Rent
(In thousands)

2019	$718
2020	657
2021	483
2022	454
2023	379
Thereafter	666
$3,357

Rental expense under long-term operating leases for branch offices amounted to approximately $888,000 and $873,000 during the years ended December 31, 2018 and 2017, respectively. Rental income was approximately $36,000 and $36,000 for the years ended December 31, 2018 and 2017, respectively.

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

Interest Rate Swap Designated as Cash Flow Hedge:

During the second quarter of 2017, the Corporation entered into a forward-starting interest rate swap with an effective date of December 18, 2017 and a notional amount of $7.0 million. This swap was designated as a cash flow hedge of the Subordinated Debentures (See Note 8 to the Consolidated Financial Statements). In addition, during the second quarter of 2018, the Corporation entered into two forward-starting interest rate swaps with an effective date of September 1, 2018 and notional amount of $10.0 million each. These swaps were designated as cash flow hedges of money market deposit accounts whose interest rate is tied to the Effective Federal Funds Rate. All of the swaps were determined to be highly effective during the years ended December 31, 2018 and 2017. As such, no amount of ineffectiveness has been included in net income per ASU 2017-12. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. In addition, interest expense on the swaps is reclassified and reported as a component of interest expense as incurred.

Summary information as of December 31, 2018 and 2017 about the interest swaps designated as cash flow hedges are as follows:

	As of December 31, 2018
	Notional Amount	Unrealized Gain / (Loss)	Fixed Pay Rate	Floating Receive Rate	Maturity Date
	(Dollars in thousands)
Interest rate swaps by effective date
December 18, 2017	$7,000	$134	5.323%	3 month LIBOR plus 2.95%	June 17, 2027
September 1, 2018	10,000	(84)	2.607%	Federal Funds Rate	August 31, 2021
September 1, 2018	10,000	(162)	2.615%	Federal Funds Rate	August 31, 2023
	$27,000	$(112)

	As of December 31, 2017
	Notional Amount	Unrealized Loss	Fixed Pay Rate	Floating Receive Rate	Maturity Date
	(Dollars in thousands)
Interest rate swaps by effective date
December 18, 2017	$7,000	$(29)	5.323%	3 month LIBOR plus 2.95%	June 17, 2027
	$7,000	$(29)

The Corporation has secured the interest rate swaps by pledging investment securities with a fair value of $170,000 at both December 31, 2018 and 2017.

The net expense recorded on the swap transactions totaled $46,000 and $2,000 for the years ended December 31, 2018 and 2017, respectively, and is reported as a component of interest expense on Deposits and Subordinated Debentures and Subordinated Notes, as appropriate. There are no netting arrangements for any of the interest rate swaps.

The fair value of the interest rate swaps in the amount of $134,000 were included in other assets on the Consolidated Statements of Financial Condition at December 31, 2018. The fair value of the interest rate swap in the amount of ($246,000) and ($29,000) at December 31, 2018 and 2017, respectively, were included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the after tax net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated.

	Year Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)
Interest rate swaps by effective date
December 18, 2017	$119	$(16)	$—
September 1, 2018	(60)	(15)	—
September 1, 2018	(115)	(15)	—
Total	$(56)	$(46)	$—

	Year Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
	(In thousands)
Interest rate swaps by effective date
December 18, 2017	$(21)	$—	$—
Total	$(21)	$—	$—

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
	December 31, 2018
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$25,749	$—	$25,749	$—
Obligations of state and political subdivisions	3,121	—	3,121	—
Mortgage-backed securities	62,163	—	62,163	—
Asset-backed securities	4,922	—	4,922	—
Corporate bonds	12,856	—	12,856	—
Total available-for-sale securities	$108,811	$—	$108,811	$—

Other equity investments	$1,648	$1,588	$60	$—

Interest Rate Swap	$134	$—	$134	$—

Liabilities:
Interest rate swap	$246	$—	$246	$—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the years ended December 31, 2018 and 2017. There were no changes to the valuation techniques for fair value measurements as of December 31, 2018 and 2017.

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
	December 31, 2018
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$301	$—	$—	$301
Residential real estate	308	—	—	308
Total Assets	$609	$—	$—	$609

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$109	$—	$—	$109
Commercial real estate	192	—	—	192
Residential real estate	296	—	—	296
Total Assets	$597	$—	$—	$597

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $692,000, resulting in an increase of the allocation for loan losses of $83,000 for the year ended December 31, 2018.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $624,000, resulting in an increase of the allocation for loan losses of $27,000 for the year ended December 31, 2017.

There was no OREO at December 31, 2018 or 2017.

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

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2018
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)

Impaired loans	$609	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2017
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range
(Dollars in thousands)
Impaired loans	$597	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,823	$16,823	$—	$—
Securities available-for-sale	108,811	—	108,811	—
Securities held-to-maturity	62,308	—	60,997	—
Other Equity Investments	1,648	1,588	60	—
FHLB-NY stock	3,965	N/A	N/A	N/A
Loans, net	725,404	—	—	704,273
Interest rate swap	134	—	134	—

Financial liabilities:
Deposits	782,091	578,460	201,846	—
FHLB-NY advances	65,700	—	65,477	—
Subordinated Debentures and Subordinated Notes	23,382	—	—	23,441
Interest rate swap	246	—	246	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,270	$21,270	$—	$—
Securities available-for-sale	109,259	—	109,259	—
Securities held-to-maturity	52,442	—	51,551	—
Other equity investments	3,756	3,696	60	—
FHLB-NY stock	3,715	N/A	N/A	N/A
Mortgage loans held for sale	370	—	—	370
Loans, net	702,561	—	—	714,387

Financial liabilities:
Deposits	764,099	565,292	197,696	—
FHLB-NY advances	63,760	—	63,340	—
Subordinated Debentures and Subordinated Notes	23,317	—	—	23,478
Interest rate swap	29	—	29	—

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

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. Fair value of loans at December 31, 2018 is based on an exit price model as required by ASU 2016-01 taking into account inputs such as probability of default and loss given default assumptions. As of December 31, 2017, the fair value of loans is estimated by discounting cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans resulting in a Level 3 classification. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. At December 31, 2018 and 2017 the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at December 31, 2018 and 2017 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2018 and 2017, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 17. PARENT COMPANY ONLY

The Corporation was formed in January 1995 as a bank holding company to operate its wholly-owned subsidiary, the Bank. The earnings of the Bank are recognized by the Corporation using the equity method of accounting. Accordingly, the Bank dividends paid reduce the Corporation's investment in the subsidiary. Condensed financial statements are presented below:

Condensed Statements of Financial Condition

	December 31,
	2018	2017
	(In thousands)
Assets

Cash and due from banks	$750	$378
Securities available-for-sale	3,877	3,911
Investment in subsidiary	97,861	91,689
Accrued interest receivable	21	21
Other assets	1,458	1,435
Total assets	$103,967	$97,434

Liabilities and Shareholders' equity

Subordinated Debentures	$7,217	$7,217
Subordinated Notes	16,165	16,100
Other liabilities	435	452
Shareholders' equity	80,150	73,665
Total liabilities and Shareholders' equity	$103,967	$97,434

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2018	2017
	(In thousands)

Interest income - securities available-for-sale	$94	$76
Dividend income	2,700	2,218
Other income	11	10
Total income	2,805	2,304

Interest expense	1,575	1,492
Other expenses	351	354
Total expenses	1,926	1,846

Income before income tax benefit	879	458
Tax benefit	(381)	(597)
Income before equity in undistributed earnings of subsidiary	1,260	1,055
Equity in undistributed earnings of subsidiary	6,770	2,892
Net income	8,030	3,947
Equity in other comprehensive income (loss)	(715)	160
Total comprehensive income	$7,315	$4,107

Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(In thousands)

Cash flows from operating activities:
Net income	$8,030	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,770)	(2,892)
Amortization of Subordinated Notes issuance cost	65	65
Restricted stock-forfeited	(122)	—
Gain on calls of securities	—	(1)
Increase in accrued interest receivable	—	(11)
Decrease (increase) in other assets	92	(139)
Increase in other liabilities	4	18
Net cash provided by operating activities	1,299	987

Cash flows from investing activities:
Purchase of securities available-for-sale	—	(2,999)
Proceeds from calls on securities available-for-sale	—	500
Proceeds from maturities on securities available-for-sale	—	500
Investment in subsidiary bank	—	(16,800)
Net cash used in investing activities	—	(18,799)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	18,860
Restricted stock-forfeited	—	(135)
Cash dividends paid on common stock	(1,040)	(961)
Payment of discount on dividend reinvestment plan	(4)	(5)
Issuance of common stock	117	167
Net cash provided by (used in) financing activities	(927)	17,926

Net decrease in cash and cash equivalents	372	114
Cash and cash equivalents - beginning	378	264
Cash and cash equivalents - ending	$750	$378

Note 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of comprehensive income, both gross and net of tax, are presented for the periods below:

	Years Ended
	December 31, 2018			December 31, 2017
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Net income	$11,050	$(3,020)	$8,030	$8,723	$(4,776)	$3,947

Other comprehensive income:
Change in unrealized holding gains (losses) on securities available-for-sale	(1,020)	343	(677)	241	(91)	150
Reclassification adjustment for gains in net income	(6)	2	(4)	(1)	—	(1)
Accretion of loss on securities reclassified to held-to-maturity	27	(5)	22	46	(18)	28
Change in fair value of interest rate swap	(128)	40	(88)	(31)	12	(19)
Reclassification adjustment for interest rate swap interest expense in net income	46	(14)	32	2	—	2
Total other comprehensive income	(1,081)	366	(715)	257	(97)	160
Total comprehensive income	$9,969	$(2,654)	$7,315	$8,980	$(4,873)	$4,107

The Corporation, in accordance with ASU No. 2018-02, elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings for the year ended December 31, 2017.

The following table presents the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018 and 2017, including the reclassification of income tax effects due to the adoption of ASU No. 2018-02 for the year ended December 31, 2017.

	Year Ended December 31, 2018
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains / (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to- Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income (loss) before reclassifications	(677)	22	(88)	(743)
Amounts reclassified from other comprehensive income	(4)	—	32	28
Other comprehensive income (loss), net	(681)	22	(56)	(715)
Reclassification due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at December 31, 2018	$(1,821)	$(38)	$(77)	$(1,936)

	Year Ended December 31, 2017
	Components of Accumulated Other Comprehensive Income			Total
	Unrealized Gains / (Losses) on Available-for-Sale (AFS) Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to- Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2016	$(1,243)	$(78)	$—	$(1,321)
Other comprehensive income (loss) before reclassifications	150	28	(19)	159
Amounts reclassified from other comprehensive income	(1)	—	2	1
Other comprehensive income, net	149	28	(17)	160
Reclassification of tax effects due to the adoption of ASU No. 2018-02	(209)	(10)	(4)	(223)
Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)

The following table presents amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the years ended December 31, 2018 and 2017.

	Years Ended
Components of Accumulated Other	December 31,		Income Statement
Comprehensive Income (Loss)	2018	2017	Line Item
	(In thousands)
Unrealized gains on AFS securities
before tax	$6	$1	Gains on securities transactions, net
Tax effect	(2)	—
Total, net of tax	4	1

Unrealized losses on derivatives
before tax	(46)	(2)	Interest expense on derivatives
Tax effect	14	—
Total, net of tax	(32)	(2)

Total reclassifications, net of tax	$(28)	$(1)

Note 19. REVENUE RECOGNITION

Effective January 1, 2018, the Corporation adopted ASU No. 2014-09 (Topic 606) and all subsequent ASUs that modified Topic 606. For further details on Topic 606 see Note 1 - “Significant Accounting Policies - Adoption of New Accounting Standards”. The adoption of Topic 606 did not have any impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Corporation's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities, and other non-interest income are not in the scope of the guidance. The Corporation’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and investment services fees. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.

The following table summarizes non-interest income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017
	(In thousands)

Noninterest income
In-scope of Topic 606:
Banking service charges and other fees:
Overdrafts	$728	$671
Interchange	696	646
Other	763	745
Total banking service charges and other fees	2,187	2,062
Miscellaneous	424	416
Total in-scope noninterest income	2,611	2,478
Total out-of-scope noninterest income	806	829
Total noninterest income	$3,417	$3,307

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income: The Corporation earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Other: The Corporation earns other service charges such as minimum balance fees, stop payment charges, wire transfer fees and fees for utilizing online bill pay payment. These fees are either recognized at the time the service is rendered or monthly.

Miscellaneous: The Corporation earns income from checkbook income, safe deposit box rental income, and referral fee income related to credit cards and merchant services. These fees are either recognized at the time the service is rendered or monthly.

Out-of-scope non-interest income primarily consists of Bank-owned life insurance along with gains and losses on the call and sale of securities, gains and losses on the sale of loans and other real estate, and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$8,539	$8,868	$9,215	$9,377	$35,999
Interest expense	1,716	1,860	2,013	2,247	7,836
Net interest income before provision for loan losses	6,823	7,008	7,202	7,130	28,163
Provision for loan losses	(335)	(780)	(490)	(10)	(1,615)
Net interest income after provision for loan losses	7,158	7,788	7,692	7,140	29,778
Noninterest income	725	859	837	996	3,417
Noninterest expenses	5,428	5,504	5,554	5,659	22,145
Income before income tax expense	2,455	3,143	2,975	2,477	11,050
Income tax expense	647	842	813	718	3,020
Net income	$1,808	$2,301	$2,162	$1,759	$8,030
Basic and diluted earnings per share	$0.21	$0.27	$0.25	$0.20	$0.93

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$7,424	$7,943	$8,400	$8,463	$32,230
Interest expense	1,244	1,409	1,577	1,628	5,858
Net interest income before provision for loan losses	6,180	6,534	6,823	6,835	26,372
Provision for loan losses	300	260	20	75	655
Net interest income after provision for loan losses	5,880	6,274	6,803	6,760	25,717
Noninterest income	799	813	845	850	3,307
Noninterest expenses	5,114	5,083	5,036	5,068	20,301
Income before income tax expense	1,565	2,004	2,612	2,542	8,723
Income tax expense	574	736	972	2,494	4,776
Net income	$991	$1,268	$1,640	$48	$3,947
Basic and diluted earnings per share	$0.16	$0.16	$0.19	$0.01	$0.50

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our principal executive officer and principal accounting officer) concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, BDO USA LLP, has audited the Corporation’s Consolidated Financial Statements and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. Their report appears in this Annual Report on Form 10-K.

(c)	Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services under the caption “Fees Billed by our Independent
Registered Public Accounting Firm During Fiscal 2018 and Fiscal 2017,” in the Proxy Statement for the Corporation’s 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Consolidated Financial Statements of Stewardship Financial Corporation and Subsidiary included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit
Number	Description of Exhibits

3(i)	Amended and Restated Certificate of Incorporation dated May 15, 2017 of Stewardship Financial Corporation (1)
3(ii)	Amended and Restated By-Laws of Stewardship Financial Corporation (2)
4.1	Form of 6.75% Subordinated Note dated as of August 28, 2015 issued by Stewardship Financial Corporation (3)
10.1	Stewardship Financial Corporation 1995 Employee Stock Purchase Plan (4)
10.2	Amended and Restated Director Stock Plan (5)
10.3	Stewardship Financial Corporation Dividend Reinvestment Plan, as amended and restated effective May 21, 2015 (6)
10.4	Stewardship Financial Corporation 2010 Stock Incentive Plan (7)
10.5	Subordinated Note Purchase Agreement dated as of August 28, 2015 between the Corporation and the Purchasers identified therein (8)
10.6	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge, as amended by Acknowledgement and Consent dated March 14, 2019
10.7	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick, as amended by Acknowledgement and Consent dated March 14, 2019
10.8	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and William S. Clement, as amended by Acknowledgement and Consent dated March 14, 2019
10.9	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Julie E. Holland, as amended by Acknowledgement and Consent dated March 14, 2019
10.10	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and James H. Shields, as amended by Acknowledgement and Consent dated March 14, 2019
10.11	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Gail K. Tilstra, as amended by Acknowledgement and Consent dated March 14, 2019
10.12	Supplemental Executive Retirement Agreement dated April 1, 2017 between the Corporation and Paul Van Ostenbridge (9)
10.13	Supplemental Executive Retirement Agreement dated January 1, 2018 between the Corporation and Claire M. Chadwick
10.14	Supplemental Executive Retirement Agreement dated January 1, 2018 between the Corporation and William S. Clement
13	Annual Report to Shareholders for the year ended December 31, 2018
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Stewardship Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (10)

-----------------------------------------------------------------

(1)	Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed May 18, 2017.

(2)	Incorporated by reference from Exhibit 3.1(i) to the Corporation’s Annual Report on Form 10-K, filed March 28, 2013.

(3)	Incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(4)	Incorporated by reference from Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8, Registration No. 333-20793, filed January 31, 1997.

(5)	Incorporated by reference from Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-KSB, filed March 31, 1999.

(6)	Incorporated by reference from Exhibit 4.2 to the Corporation’s Registration Statement on Form S-3D, Registration No. 333-204352, filed May 21, 2015.

(7)	Incorporated by reference from Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed May 19, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2015.

(9)	Incorporated by reference from Exhibit 10.12 to the Corporation's Annual Report on Form 10-K, filed March 23, 2018.

(10)
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
Dated: March 15, 2019

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

Name	Title	Date

/s/ Paul Van Ostenbridge	Chief Executive Officer	March 15, 2019
Paul Van Ostenbridge	and Director
(Principal Executive Officer)

/s/ Claire M. Chadwick	Chief Financial Officer	March 15, 2019
Claire M. Chadwick	(Principal Financial Officer and
(Principal Accounting Officer)

/s/ Wayne Aoki	Director	March 15, 2019
Wayne Aoki

/s/ Richard W. Culp	Director	March 15, 2019
Richard W. Culp

/s/ William Hanse	Director	March 15, 2019
William Hanse

/s/ Margo Lane	Director	March 15, 2019
Margo Lane

/s/ John C. Scoccola	Secretary and Director	March 15, 2019
John C. Scoccola

/s/ John L. Steen	Director	March 15, 2019
John L. Steen

/s/ William J. Vander Eems	Director	March 15, 2019
William J. Vander Eems

/s/ Kim Vierheilig	Director	March 15, 2019
Kim Vierheilig

/s/ Michael Westra	Chairman	March 15, 2019
Michael Westra

/s/ Howard Yeaton	Vice Chairman	March 15, 2019
Howard Yeaton