Form 10-Q
period 2019-03-31
STEWARDSHIP FINANCIAL CORP
filed 2019-05-10
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SSFN	The Nasdaq Stock Market LLC

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of May 7, 2019 was 8,712,023.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$12,836	$16,340
Other interest-earning assets	321	483
Cash and cash equivalents	13,157	16,823

Securities available-for-sale	102,519	108,811
Securities held-to-maturity; estimated fair value of $61,110 (at March 31, 2019) and $60,997 (at December 31, 2018)	61,586	62,308
Other equity investments, at fair value	1,670	1,648
Federal Home Loan Bank of New York stock, at cost	3,922	3,965
Loans, net of allowance for loan losses of $8,018 (at March 31, 2019) and $7,926 (at December 31, 2018)	738,703	725,404
Premises and equipment, net	7,262	7,007
Accrued interest receivable	2,718	2,696
Right of use asset	3,092	—
Bank owned life insurance	21,771	21,636
Other assets	4,730	5,332
Total assets	$961,130	$955,630

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$176,356	$174,717
Interest-bearing	607,260	607,374
Total deposits	783,616	782,091

Federal Home Loan Bank of New York advances	63,900	65,700
Subordinated Debentures and Subordinated Notes	23,398	23,382
Lease liability	3,217	—
Accrued interest payable	1,369	1,106
Accrued expenses and other liabilities	3,339	3,201
Total liabilities	878,839	875,480

Shareholders' equity

Common stock, no par value: 20,000,000 shares authorized at March 31, 2019 and December 31, 2018; 8,712,023 and 8,680,388 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	61,321	61,030
Retained earnings	22,160	21,056
Accumulated other comprehensive loss, net	(1,190)	(1,936)
Total Shareholders' equity	82,291	80,150
Total liabilities and Shareholders' equity	$961,130	$955,630

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$8,238	$7,518
Securities held-to-maturity:
Taxable	375	250
Nontaxable	19	33
Securities available-for-sale:
Taxable	671	593
Nontaxable	14	14
Other equity investments	12	25
FHLB dividends	60	64
Other interest-earning assets	12	42
Total interest income	9,401	8,539
Interest expense:
Deposits	1,708	1,065
FHLB-NY Borrowings	316	259
Subordinated Debentures and Subordinated Notes	393	392
Total interest expense	2,417	1,716
Net interest income before provision for loan losses	6,984	6,823
Provision for loan losses	65	(335)
Net interest income after provision for loan losses	6,919	7,158
Noninterest income:
Fees and service charges	562	507
Bank owned life insurance	135	138
Gain on calls and sales of securities, net	2	6
Gain on sales of mortgage loans	25	22
Gain on sales of SBA loans	41	—
Gain (loss) on equity investments	22	(74)
Miscellaneous	119	126
Total noninterest income	906	725
Noninterest expenses:
Salaries and employee benefits	3,137	3,109
Occupancy, net	449	442
Equipment	205	181
Data processing	503	484
Advertising	183	157
FDIC insurance premium	64	64
Charitable contributions	195	180
Bank-card related services	131	127
Miscellaneous	725	684
Total noninterest expenses	5,592	5,428
Income before income tax expense	2,233	2,455
Income tax expense	586	647
Net income	$1,647	$1,808
Basic and diluted earnings per common share	$0.19	$0.21
Weighted average number of basic and diluted common shares outstanding	8,687,969	8,658,506

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Net income	$1,647	$1,808
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	962	(993)
Reclassification adjustment for securities available-for-sale gains in net income	(1)	(4)
Accretion of loss on securities reclassified to held-to-maturity	2	9
Change in fair value of interest rate swap in a cash flow hedging relationship	(219)	158
Reclassification adjustment for interest rate swap interest expense in net income	2	9
Total other comprehensive income (loss)	746	(821)

Total comprehensive income	$2,393	$987

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2018	8,680,388	$61,030	$21,056	$(1,936)	$80,150
Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,475	21	—	—	21
Common stock issued under stock plans	1,593	14	—	—	14
Issuance of restricted stock	36,415	340	(340)	—	—
Compensation expense on restricted stock	—	—	57	—	57
Restricted stock forfeited	(8,848)	(83)	—	—	(83)
Net income	—	—	1,647	—	1,647
Other comprehensive income	—	—	—	746	746
Balance -- March 31, 2019	8,712,023	$61,321	$22,160	$(1,190)	$82,291

	Three Months Ended March 31, 2018
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2017	8,652,804	$60,742	$14,307	$(1,384)	$73,665
Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,062	22	—	—	22
Common stock issued under stock plans	1,638	16	—	—	16
Issuance of restricted stock	28,221	301	(301)	—	—
Compensation expense on restricted stock	—	—	48	—	48
Restricted stock forfeited	(9,835)	(105)			(105)
Net income	—	—	1,808	—	1,808
Other comprehensive loss	—	—	—	(821)	(821)
Balance -- Reclassification due to adoption of ASU 2016-01	—	—	(163)	163	—
Balance -- March 31, 2018	8,674,890	$60,975	$15,439	$(2,042)	$74,372

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$1,647	$1,808
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	139	111
Amortization of premiums and accretion of discounts, net	105	132
Compensation expense on restricted stock, net of forfeitures	57	47
Amortization of subordinated debenture issuance costs	16	16
Accretion of deferred loan fees	41	26
Fair value adjustment for equity security	(22)	74
Provision for loan losses	65	(335)
Originations of mortgage loans held-for-sale	(985)	(847)
Proceeds from sale of mortgage loans	1,010	1,239
Gain on sales of mortgage loans	(25)	(22)
Gain on sale of SBA loans	(41)	—
Gain on calls and sales of securities	(2)	(6)
Deferred income tax expense (benefit)	(766)	134
(Increase) decrease in accrued interest receivable	(22)	128
Increase (decrease) in accrued interest payable	263	(451)
Earnings on bank owned life insurance	(135)	(138)
(Increase) decrease in other assets	984	(173)
Increase in other liabilities	47	452
Net cash provided by operating activities	2,376	2,195
Cash flows from investing activities:
Purchase of securities available-for-sale	—	(4,016)
Proceeds from maturities and principal repayments on securities available-for-sale	3,381	4,359
Proceeds from sales and calls on securities available-for-sale	4,170	1,006
Purchase of securities held-to-maturity	(1,468)	(1,493)
Proceeds from maturities and principal repayments on securities held-to-maturity	1,069	1,741
Proceeds from calls on securities held-to-maturity	1,105	280
Purchase of equity securities	—	(24)
Purchase of FHLB-NY stock	(2,902)	(756)
Redemption of FHLB-NY stock	2,945	1,432
Net (increase) decrease in loans	(13,364)	3,594
Additions to premises and equipment	(394)	(200)
Net cash proved by (used in) investing activities	(5,458)	5,923
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,639	5,711
Net increase (decrease) in interest-bearing deposits	(114)	2,406
Net increase (decrease) in long term borrowings	5,000	(15,000)
Net decrease in short-term borrowings	(6,800)	—

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Cash Flows, continued (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Cash dividends paid on common stock	(260)	(260)
Payment of discount on dividend reinvestment plan	(1)	(1)
Taxes paid related to net share settlement of restricted stock	(83)	(104)
Issuance of common stock for cash	35	38
Net cash used in financing activities	(584)	(7,210)
Net increase (decrease) in cash and cash equivalents	(3,666)	908
Cash and cash equivalents - beginning	16,823	21,270
Cash and cash equivalents - ending	$13,157	$22,178

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,154	$2,166
Cash paid during the period for income taxes	$14	$—

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Certain information and note disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Stewardship Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

The consolidated financial statements of the Corporation have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions, based on available information, that affect the amounts reported in the consolidated financial statements and disclosures provided. Actual results could differ from those estimates and assumptions.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right of use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2016-02 was permitted. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments" ASU 2018-1, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;" ASU 2018-10, "Codification Improvements to Topic 842,

Leases" ASU 2018-11, "Leases (Topic 842): Targeted Improvements" and ASU 2019-01, "Leases (Topic 842): Codification Improvements". The Corporation adopted the modified retrospective approach under ASU 2018-11. The Corporation's adoption of the modified retrospective approach under ASU 2018-11 on January 1, 2019 resulted in the recording of a $3.4 million lease liability with a corresponding right of use asset on the Consolidated Statements of Financial Condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. The Corporation has formed a working group, under the direction of the Chief Financial Officer, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist in the application of ASU 2016-13. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses due to changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. As of March 31, 2019, the Corporation has evaluated available historical data, identified the expected loan pools, put in place preliminary shadow accounting and is currently continuing to review assumptions and sample forecasts.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20)." The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in ASU 2017-08 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. As the Corporation already amortizes these premiums to the call date, the adoption of this ASU on January 1, 2019 did not have any impact on the Corporation's consolidated financial statements.

Note 2. Securities – Available-for-Sale and Held-to-Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$21,744	$9	$(284)	$21,469
Obligations of state and political subdivisions	3,202	1	(17)	3,186
Mortgage-backed securities	61,249	138	(845)	60,542
Asset-backed securities (a)	4,201	3	(13)	4,191
Corporate debt (b)	13,351	31	(251)	13,131

Total available-for-sale securities	$103,747	$182	$(1,410)	$102,519

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$26,232	$15	$(498)	$25,749
Obligations of state and political subdivisions	3,205	—	(84)	3,121
Mortgage-backed securities	63,659	68	(1,564)	62,163
Asset-backed securities (a)	4,916	6	—	4,922
Corporate debt (b)	13,369	48	(561)	12,856

Total available-for-sale securities	$111,381	$137	$(2,707)	$108,811

(a) Collateralized by student loans.
(b) Corporate debt securities are primarily in financial institutions.

Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2019 were $4,170,000. Cash proceeds realized from sales and calls of securities available-for-sale for the three months ended March 31, 2018 were $1,006,000. There were gross gains totaling $2,000 and no gross losses realized on sales or calls during the three months ended March 31, 2019. There were gross gains totaling $6,000 and no gross losses realized on sales or calls during the three months ended March 31, 2018.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held-to- maturity securities:

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$1,000	$—	$(10)	$990
U.S. government-sponsored agencies	34,564	33	(453)	34,144
Obligations of state and political subdivisions	2,031	13	(20)	2,024
Mortgage-backed securities	23,991	133	(172)	23,952

Total held-to-maturity securities	$61,586	$179	$(655)	$61,110

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$(14)	$985
U.S. government-sponsored agencies	35,565	20	(976)	34,609
Obligations of state and political subdivisions	2,358	14	(27)	2,345
Mortgage-backed securities	23,386	47	(375)	23,058

Total held-to-maturity securities	$62,308	$81	$(1,392)	$60,997

Cash proceeds realized from calls of securities held-to-maturity for the three months ended March 31, 2019 were $1,105,000. Cash proceeds realized from calls of securities held-to-maturity for the three months ended March 31, 2018 were $280,000. There were no gross gains and no gross losses realized on calls during the three months ended March 31, 2019 and March 31, 2018.

Mortgage-backed securities are a type of asset-backed security secured by a mortgage or collection of mortgages, purchased by government agencies such as the Government National Mortgage Association and government-sponsored agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which then issue securities that represent claims on the principal and interest payments made by borrowers on the loans in the pool.

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

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$1,635	$1,626
After one year, but within five years	11,728	11,610
After five years, but within ten years	20,708	20,465
After ten years	4,226	4,085
Mortgage-backed securities	61,249	60,542
Asset-backed securities	4,201	4,191

Total	$103,747	$102,519

Held-to-maturity
Within one year	$1,655	$1,650
After one year, but within five years	17,065	16,928
After five years, but within ten years	18,389	18,114
After ten years	486	466
Mortgage-backed securities	23,991	23,952

Total	$61,586	$61,110

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at March 31, 2019 and December 31, 2018, and if the unrealized loss position was continuous for the twelve months prior to March 31, 2019 and December 31, 2018.

Available-for-sale
March 31, 2019	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$—	$—	$15,414	$(284)	$15,414	$(284)
Obligations of state and political subdivisions	—	—	2,201	(17)	2,201	(17)
Mortgage-backed securities	158	—	46,607	(845)	46,765	(845)
Asset-backed securities	2,769	(13)	—	—	2,769	(13)
Corporate debt	—	—	9,101	(251)	9,101	(251)

Total temporarily impaired securities	$2,927	$(13)	$73,323	$(1,397)	$76,250	$(1,410)

Available-for-sale
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$—	$—	$17,432	$(498)	$17,432	$(498)
Obligations of state and political subdivisions	—	—	3,121	(84)	3,121	(84)
Mortgage-backed securities	4,177	(19)	47,479	(1,545)	51,656	(1,564)
Asset-backed securities	2,892	—	—	—	2,892	—
Corporate debt	—	—	8,808	(561)	8,808	(561)

Total temporarily impaired securities	$7,069	$(19)	$76,840	$(2,688)	$83,909	$(2,707)

Held-to-maturity
March 31, 2019	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$990	$(10)	$990	$(10)
U.S. government- sponsored agencies	497	(2)	25,442	(451)	25,939	(453)
Obligations of state and political subdivisions	—	—	466	(20)	466	(20)
Mortgage-backed securities	1,460	(3)	13,778	(169)	15,238	(172)

Total temporarily impaired securities	$1,957	$(5)	$40,676	$(650)	$42,633	$(655)

Held-to-maturity
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$985	$(14)	$985	$(14)
U.S. government- sponsored agencies	2,496	(9)	24,595	(967)	27,091	(976)
Obligations of state and political subdivisions	—	—	461	(27)	461	(27)
Mortgage-backed securities	5,885	(67)	11,081	(308)	16,966	(375)

Total temporarily impaired securities	$8,381	$(76)	$37,122	$(1,316)	$45,503	$(1,392)

Other-Than-Temporary Impairment

At March 31, 2019, there were available-for-sale investments comprising nineteen U.S. government-sponsored agency securities, five obligations of state and political subdivision securities, seventy-three mortgage-backed securities, and nine corporate debt securities in a continuous loss position for twelve months or longer. At March 31, 2019, there were held-to-maturity investments comprising one U.S. Treasury security, twenty-six U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and thirty-two mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at March 31, 2019 and December 31, 2018 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At March 31, 2019 and December 31, 2018, respectively, the loan portfolio consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial:
Secured by real estate	$30,351	$28,790
Other	75,458	64,965
Commercial real estate	504,961	504,522
Commercial construction	11,225	9,787
Residential real estate	81,215	82,491
Consumer:
Secured by real estate	36,919	36,120
Other	476	455
Government Guaranteed Loans - guaranteed portion	6,492	6,559
Other	82	98

Total gross loans	747,179	733,787

Less: Deferred loan costs, net	458	457
Allowance for loan losses	8,018	7,926
	8,476	8,383

Loans, net	$738,703	$725,404

Included in Commercial - Other and Commercial real estate at March 31, 2019 were $167,000 and $$3,589,000, respectively, of Small Business Administration ("SBA") loans for which the guaranteed portions have been sold.

In addition to the origination of SBA loans, prior to 2017, the Corporation purchased the guaranteed portion of several Government Guaranteed loans. These loans are listed separately in the table above. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Excluded from the table above are $15.5 million and $14.3 million of unpaid principal balances of loans serviced for others at March 31, 2019 and December 31, 2018.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31, 2019
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,703	$251	$—	$12	$2,966
Commercial real estate	4,947	(209)	—	15	4,753
Commercial construction	131	19	—	—	150
Residential real estate	65	11	—	—	76
Consumer	68	(7)	—	—	61
Other loans	1	—	—	—	1
Unallocated	11	—	—	—	11

Total	$7,926	$65	$—	$27	$8,018

	Three Months Ended March 31, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,058	$(189)	$(29)	$25	$2,865
Commercial real estate	5,531	(204)	—	22	5,349
Commercial construction	33	48	—	—	81
Residential real estate	68	4	—	—	72
Consumer	64	2	—	1	67
Other loans	1	—	(1)	—	—
Unallocated	7	4	—	—	11

Total	$8,762	$(335)	$(30)	$48	$8,445

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$97	$605	$—	$—	$—	$—	$—	$—	$702

Collectively evaluated for impairment	2,869	4,148	150	76	61	—	1	11	7,316

Total ending allowance balance	$2,966	$4,753	$150	$76	$61	$—	$1	$11	$8,018

Loans:
Loans individually evaluated for impairment	$627	$6,182	$—	$558	$—	$—	$—	$—	$7,367

Loans collectively evaluated for impairment	105,182	498,779	11,225	80,657	37,395	6,492	82	—	739,812

Total ending loan balance	$105,809	$504,961	$11,225	$81,215	$37,395	$6,492	$82	$—	$747,179

	December 31, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$88	$561	$—	$—	$—	$—	$—	$—	$649

Collectively evaluated for impairment	2,615	4,386	131	65	68	—	1	11	7,277

Total ending allowance balance	$2,703	$4,947	$131	$65	$68	$—	$1	$11	$7,926

Loans:
Loans individually evaluated for impairment	$633	$6,079	$—	$576	$—	$—	$—	$—	$7,288

Loans collectively evaluated for impairment	93,122	498,443	9,787	81,915	36,575	6,559	98	—	726,499

Total ending loan balance	$93,755	$504,522	$9,787	$82,491	$36,575	$6,559	$98	$—	$733,787

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial:
Secured by real estate	$396	$394
Commercial real estate	822	574
Residential real estate	558	576
Total nonaccrual loans	$1,776	$1,544

At March 31, 2019 and December 31, 2018, there were no loans that were past due 90 days and still accruing.

The following table presents information regarding loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$421	$414
Commercial real estate	3,288	2,959
Residential Real Estate	579	558
	4,288	3,931

With an allowance recorded:
Commercial:
Secured by real estate	93	93	$93
Other	120	120	4
Commercial real estate	3,223	3,223	605
	3,436	3,436	702

Total:
Commercial:
Secured by real estate	514	507	93
Other	120	120	4
Commercial real estate	6,511	6,182	605
Residential Real Estate	579	558	—
	$7,724	$7,367	$702

	At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$447	$416
Commercial real estate	3,329	3,001
Residential real estate	587	576
	4,363	3,993

With an allowance recorded:
Commercial:
Secured by real estate	95	95	$83
Other	122	122	5
Commercial real estate	3,078	3,078	561
	3,295	3,295	649

Total:
Commercial:
Secured by real estate	542	511	83
Other	122	122	5
Commercial real estate	6,407	6,079	561
Residential real estate	587	576	—
	$7,658	$7,288	$649

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$415	$—	$386	$4
Commercial real estate	2,980	33	3,108	26
Residential Real Estate	567	—	292	—
Consumer:
Secured by real estate	—	—	54	—
Total	3,962	33	3,840	30

With an allowance recorded:
Commercial:
Secured by real estate	94	1	16	—
Other	121	2	127	2
Commercial real estate	3,151	40	3,108	40
	3,366	43	3,251	42

Total	$7,328	$76	$7,091	$72

During the three months ended March 31, 2019 and 2018, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and December 31, 2018. Nonaccrual loans are included in the disclosure by payment status.

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$34	$396	$430	$29,921	$30,351
Other	—	—	—	—	75,458	75,458
Commercial real estate	255	—	509	764	504,197	504,961
Commercial construction	—	—	—	—	11,225	11,225
Residential real estate	36	649	—	685	80,530	81,215
Consumer:
Secured by real estate	—	—	—	—	36,919	36,919
Other	—	—	—	—	476	476
Government Guaranteed	—	—	—	—	6,492	6,492
Other	—	—	—	—	82	82

Total	$291	$683	$905	$1,879	$745,300	$747,179

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$394	$394	$28,396	$28,790
Other	6	—	—	6	64,959	64,965
Commercial real estate	2,155	—	509	2,664	501,858	504,522
Commercial construction	—	—	—	—	9,787	9,787
Residential real estate	112	42	308	462	82,029	82,491
Consumer:
Secured by real estate	—	—	—	—	36,120	36,120
Other	1	—	—	1	454	455
Government Guaranteed	—	—	—	—	6,559	6,559
Other	—	—	—	—	98	98

Total	$2,274	$42	$1,211	$3,527	$730,260	$733,787

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

At March 31, 2019 and December 31, 2018, the Corporation had $6.2 million and $6.3 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.6 million and $5.7 million had demonstrated a reasonable period of performance in accordance with their new terms at March 31, 2019 and December 31, 2018, respectively and are, therefore, accruing loans. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $636,000 and $649,000 have been recorded for the troubled debt restructurings at March 31, 2019 and December 31, 2018, respectively, and are included in the table above. As of March 31, 2019 and December 31, 2018, there were no additional funds committed to these borrowers.

There were no new loans classified as a troubled debt restructuring during the three months ended March 31, 2019 or March 31, 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$28,875	$320	$1,156	$—	$—	$30,351
Other	74,053	120	1,285	—	—	75,458
Commercial real estate	495,866	2,129	6,966	—	—	504,961
Commercial construction	11,225	—	—	—	—	11,225
Government Guaranteed Loans - guaranteed portion	6,492	—	—	—	—	6,492

Total	$616,511	$2,569	$9,407	$—	$—	$628,487

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$26,879	$1,234	$677	$—	$—	$28,790
Other	63,438	181	1,346	—	—	64,965
Commercial real estate	490,661	7,086	6,775	—	—	504,522
Commercial construction	9,787	—	—	—	—	9,787
Government Guaranteed Loans - guaranteed portion	6,559	—	—	—	—	6,559

Total	$597,324	$8,501	$8,798	$—	$—	$614,623

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$79,972	$1,243	$81,215
Consumer:
Secured by real estate	36,919	—	36,919
Other	476	—	476

Total	$117,367	$1,243	$118,610

	December 31, 2018
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$81,761	$730	$82,491
Consumer:
Secured by real estate	36,120	—	36,120
Other	454	1	455

Total	$118,335	$731	$119,066

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
	At March 31, 2019
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$21,469	$—	$21,469	$—
Obligations of state and political subdivisions	3,186	—	3,186	—
Mortgage-backed securities	60,542	—	60,542	—
Asset-backed securities	4,191	—	4,191	—
Corporate debt	13,131	—	13,131	—

Total available-for-sale securities	$102,519	$—	$102,519	$—

Other equity investments	$1,670	$1,610	$60	$—

Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$417	$—	$417	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2018
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$25,749	$—	$25,749	$—
Obligations of state and political subdivisions	3,121	—	3,121	—
Mortgage-backed securities	62,163	—	62,163	—
Asset-backed securities	4,922	—	4,922	—
Corporate debt	12,856	—	12,856	—
Total available-for-sale securities	$108,811	$—	$108,811	$—

Other equity investments	$1,648	$1,588	$60	$—

Interest rate swap	$134	$—	$134	$—

Liabilities:
Interest rate swap	$246	$—	$246	$—

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2019 or during the year ended December 31, 2018. There were no changes to the valuation techniques for fair value measurements as of March 31, 2019 and December 31, 2018.

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
	At March 31, 2019
	(In thousands)
Assets:
Impaired loans
Commercial real estate	$88	$—	$—	$88
Total assets	$88	$—	$—	$88

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2018
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$301	$—	$—	$301
Residential real estate	308	—	—	308
Total assets	$609	$—	$—	$609

Collateral-dependent impaired loans measured for impairment using fair value of the collateral had a recorded investment value of $154,000, resulting in an increase in the allowance for loan losses of $66,000 for the three months ended March 31, 2019.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $692,000, resulting in an increase of the allowance for loan losses of $83,000 for the year ended December 31, 2018.

There was no OREO at March 31, 2019 or December 31, 2018.

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

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2019
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$88	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2018
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$609	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2019
	(In thousands)
Financial assets:
Cash and cash equivalents	$13,157	$13,157	$—	$—
Securities available-for-sale	102,519	—	102,519	—
Securities held-to-maturity	61,586	—	61,110	—
Other equity investments	1,670	1,610	60	—
FHLB-NY stock	3,922	N/A	N/A	N/A
Loans, net	738,703	—	—	716,689
Interest rate swap	—	—	—	—

Financial liabilities:
Deposits	783,616	580,351	202,551	—
FHLB-NY advances	63,900	—	63,977	—
Subordinated Debentures and Subordinated Notes	23,398	—	—	23,480
Interest rate swap	417	—	417	—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,823	$16,823	$—	$—
Securities available-for-sale	108,811	—	108,811	—
Securities held-to-maturity	62,308	—	60,997	—
Other equity investments	1,648	1,588	60	—
FHLB-NY stock	3,965	N/A	N/A	N/A
Loans, net	725,404	—	—	704,273
Interest rate swap	134	—	134	—

Financial liabilities:
Deposits	782,091	578,460	201,846	—
FHLB-NY advances	65,700	—	65,477	—
Subordinated Debentures and Subordinated Notes	23,382	—	—	23,441
Interest rate swap	246	—	246	—

The following methods and assumptions were used to estimate the fair value of financial instruments recorded at fair value on a recurring or non-recurring basis not previously described:

Loans, net – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential and commercial mortgages, commercial and other installment loans. Fair value for loans is based on an exit price model taking into account inputs such as probability of default and loss given default assumptions.

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At March 31, 2019 and December 31, 2018, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at March 31, 2019 and December 31, 2018 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at March 31, 2019 and December 31, 2018, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)

Net income	$1,647	$1,808

Weighted average common shares outstanding - basic	8,687,969	8,658,506
Effect of dilutive securities - stock options	N/A	N/A
Weighted average common shares outstanding - diluted	8,687,969	8,658,506

Basic earnings per common share	$0.19	$0.21

Diluted earnings per common share	$0.19	$0.21

There were no stock options to purchase shares of common stock for the three months ended March 31, 2019 and 2018.

Note 6. Accumulated Other Comprehensive Income

The components of other comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended March 31,
	2019			2018
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$1,344	$(382)	$962	$(1,344)	$351	$(993)
Reclassification adjustment for gains in net income	(2)	1	(1)	(6)	2	(4)
Accretion of loss on securities reclassified to held-to-maturity	3	(1)	2	12	(3)	9
Change in fair value of interest rate swap	(308)	89	(219)	220	(62)	158
Reclassification adjustment for interest rate swap interest expense in net income	3	(1)	2	12	(3)	9
Total other comprehensive income (loss)	$1,040	$(294)	$746	$(1,106)	$285	$(821)

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2018	$(1,821)	$(38)	$(77)	$(1,936)
Other comprehensive income (loss) before reclassifications	962	2	(219)	745
Amounts reclassified from other comprehensive income (loss)	(1)	—	2	1

Other comprehensive income (loss)	961	2	(217)	746

Balance at March 31, 2019	$(860)	$(36)	$(294)	$(1,190)

	Three Months Ended March 31, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income (loss) before reclassifications	(993)	9	158	(826)
Amounts reclassified from other comprehensive income (loss)	(4)	—	9	5

Other comprehensive income (loss)	(997)	9	167	(821)

Reclassification due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at March 31, 2018	$(2,137)	$(51)	$146	$(2,042)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the three months ended March 31, 2019 and 2018.

	Three Months Ended		Income
Components of Accumulated Other	March 31,		Statement
Comprehensive Income (Loss)	2019	2018	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$2	$6	Gains on securities transactions, net
Tax effect	(1)	(2)
Total, net of tax	1	4

Unrealized losses on derivatives before tax	(3)	(12)	Interest expense on derivatives
Tax effect	1	3
Total, net of tax	(2)	(9)

Total reclassifications, net of tax	$(1)	$(5)

Note 7. Leases

The Corporation leases eight branch offices. In addition, the Corporation has 12 leases for equipment, which are primarily copiers, and one automobile lease. Four of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, are not included in the right of use (ROU) asset nor the Lease Liability as they are not reasonably certain of exercise. As a practical expedient, the ROU asset and Lease Liability exclude short-term leases.

As the leases do not provide an implicit rate, use of an incremental borrowing rate was based on the information available at the lease commencement date in determining the present value of the lease payments. The Corporation’s weighted average incremental borrowing rate used in the calculation of the ROU asset and Lease Liability was estimated at 3%.

The following table presents a maturity analysis of the operating lease liability at March 31, 2019, in thousands:

Maturities of Lease Liabilities
(In thousands)

Nine months ended December 31, 2019	$529
Year ended December 31, 2020	646
Year ended December 31, 2021	489
Year ended December 31, 2022	474
Thereafter	1,079
Lease Liability March 31, 2019	$3,217

The weighted-average remaining lease term is 5.5 years.

Total lease costs for the three months ended March 31, 2019 was $240,000 consisting of $199,000 related to fixed rent expense, $32,000 related to variable rent expense and $19,000 related to short-term leases offset by $9,000 of sublease income. Variable lease expense consists primarily of expense paid to maintain common areas. Lease costs included in Occupancy expense totaled $213,000 and another $27,000 was included in Equipment expense.

Rent paid under operating leases was $193,000 for the three months ended March 31, 2019.

The following table presents future minimum rental payments as of March 31, 2019:

Expires March 31,	Minimum Rent
(In thousands)

2020	$773
2021	639
2022	527
2023	470
2024	383
Thereafter	584
$3,376

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Corporation’s consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2018, included in the Corporation’s 2018 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies. Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Financial Condition

Total assets increased $5.5 million to $961.1 million at March 31, 2019 from $955.6 million at December 31, 2018. Cash and cash equivalents decreased $3.7 million to $13.2 million as funds were invested in loans. Total securities (including available-for-sale, held-to-maturity, other equity investments and FHLBNY stock) decreased $7.0 million to $169.7 million due to calls and normal amortization. Net loans increased $13.3 million to $738.7 million at March 31, 2019 compared to $725.4 million at December 31, 2018. During the first three months of 2018, new loan originations were partially offset by loan payoffs and normal principal amortization. In connection with the adoption of ASU 2016-02 on January 1, 2019, the Corporation recorded a $3.4 million right of use asset.

Deposits totaled $783.6 million at March 31, 2019 compared to $782.1 million at December 31, 2018. The opening of new accounts was offset by deposit outflows. FHLB of NY advances decreased slightly to $63.9 million at March 31, 2019 compared to $65.7 million at December 31, 2018.

Results of Operations

General

The Corporation reported net income of $1.6 million, or $0.19 basic and diluted earnings per common share, for the three months ended March 31, 2019 compared to net income of $1.8 million, or $0.21 basic and diluted earnings per share, for the three months ended March 31, 2018.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three months ended March 31, 2019 was $7.0 million compared to $6.8 million recorded in the prior year period. The net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, for the three months ended March 31, 2019 was 2.77% and 3.12%, respectively, compared to 2.90% and 3.15% for the three months ended March 31, 2018.

The following tables reflect the components of the Corporation’s net interest income for the three months ended March 31, 2019 and 2018 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory tax rate of 21% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended March 31,

	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$734,882	$8,242	4.55%	$705,520	$7,523	4.32%
Taxable investment securities (1)	168,621	1,118	2.69	158,424	932	2.38
Tax-exempt investment securities (1) (2)	5,390	39	2.93	6,917	57	3.34
Other interest-earning assets	1,350	12	3.60	10,011	42	1.70
Total interest-earning assets	910,243	9,411	4.19	880,872	8,554	3.94
Non-interest-earning assets:
Allowance for loan losses	(7,995)			(8,784)
Other assets	49,048			47,598
Total assets	$951,296			$919,686

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$326,179	$790	0.98%	$293,136	$327	0.45%
Savings deposits	80,227	20	0.10	85,810	22	0.10
Time deposits	200,957	898	1.81	204,538	716	1.42
FHLB-NY borrowing	60,077	316	2.13	60,408	259	1.74
Subordinated debentures and subordinated notes	23,390	393	6.81	23,325	392	6.82
Total interest-bearing liabilities	690,830	2,417	1.42	667,217	1,716	1.04
Non-interest-bearing liabilities:
Demand deposits	174,561			174,385
Other liabilities	4,694			4,158
Stockholders' equity	81,211			73,926
Total liabilities and stockholders' equity	$951,296			$919,686
Net interest income (taxable equivalent basis)		6,994			6,838
Tax equivalent adjustment		(10)			(15)
Net interest income		$6,984			$6,823
Net interest spread (taxable equivalent basis)			2.77%			2.90%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.12%			3.15%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 21%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three months ended March 31, 2019, total interest income, on a tax equivalent basis, was $9.4 million compared to $8.6 million for the same prior year period. The increase reflects an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $29.4 million for the three months ended March 31, 2019 compared to the prior year period. The change in average interest-earning assets primarily reflects an increase in average loans from the comparable prior year period. Average loans increased $29.4 million for the three months ended March 31, 2019 when compared to the prior year average. The three months ended March 31, 2019 included approximately $116,000 of interest recoveries and prepayment premiums on loan payoffs compared to $108,000 for the same prior year period. The average rate earned on interest-earning assets was 4.19% for the three months ended March 31, 2019, compared to an average rate of 3.94% for the three months ended March 31, 2018.

Interest expense increased $701,000 for the three months ended March 31, 2019, compared to the same period for 2018. The average balance of interest-bearing deposits increased $23.9 million for the three months ended March 31, 2019 from the comparable 2018 period. The cost for total interest-bearing liabilities was 1.42% for the three months ended March 31, 2019, compared to 1.04% for the three months ended March 31, 2018.

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

For the three months ended March 31, 2019, the Corporation recorded a loan loss provision of $65,000 compared to a negative loan loss provision of $335,000 for the three months ended March 31, 2018. The loan loss provision in the current year period generally reflects growth in the loan portfolio. Offsetting the impact of loan growth, net recoveries of previously charged off loan balances were $27,000 for the three months ended March 31, 2019. In addition, the loan loss provision also reflects the continued improvement in the economic conditions and overall real estate climate in the primary business markets in which the Corporation operates.

Nonperforming loans were $1.8 million at March 31, 2019, or 0.24% of total gross loans, which was fairly consistent with $1.5 million of nonperforming loans, or 0.21% of total gross loans, at December 31, 2018.

The allowance for loan losses was $8.0 million, or 1.07% of total gross loans, as of March 31, 2019 compared to $7.9 million, or 1.08% of total gross loans, as of December 31, 2018. The allowance for loan losses related to impaired loans increased slightly from $649,000 at December 31, 2018 to $702,000 at March 31, 2019. There were no charged off loans during the three months ended March 31, 2019 compared to charge-offs of $30,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Corporation recovered $27,000 of previously charged-off loans compared to $48,000 during the same period in 2018.

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

Noninterest Income

Noninterest income was $906,000 for the three months ended March 31, 2019 compared to $725,000 for the comparable prior year three-month period. For the current year three month period, the Corporation recorded $562,000 of fees and service charges as compared to $507,000 reported for the three months ended March 31, 2018. The most significant component of the improvement was higher overdraft fee income as a result of a fee increase instituted in September 2018. The three months ended March 31, 2019 reflect $41,000 of gains from the sale of the guaranteed portion of newly originated Small Business Administration ("SBA") loans. The three months ended March 31, 2019 also included a favorable $22,000 mark to market adjustment of a CRA investment which is classified as an equity security. For the three months ended March 31, 2018, the mark to market adjustment of the CRA investment was a negative $74,000.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2019 was $5.6 million compared to $5.4 million for the same prior year period. As the balance sheet continues to grow, the Corporation will continue to appropriately manage expenses.

Income Tax Expense

Income tax expense totaled $586,000 for the three months ended March 31, 2019 representing an effective tax rate of 26.2%. For the three months ended March 31, 2018, income tax expense totaled $647,000 equating to an effective tax rate of 26.4%.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans and loan concentrations. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$1,776	$1,544	$1,271	$1,283
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans / assets	$1,776	$1,544	$1,271	$1,283
Allowance for loan losses	$8,018	$7,926	$7,904	$8,353
Nonperforming loans to total gross loans	0.17%	0.21%	0.17%	0.18%
Nonperforming assets to total assets	0.13%	0.16%	0.13%	0.14%
Allowance for loan losses to total gross loans	1.07%	1.08%	1.08%	1.16%

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

At March 31, 2019, the balance of nonaccrual loans were comprised of eight loans, compared to six loans at December 31, 2018. Nonaccrual loans increased $232,000 to $1,776,000 compared to $1,544,000 at December 31, 2018 primarily due to the addition of one new nonaccrual loan partially offset by a loan returning to accruing status and the payoff of another loan.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at March 31, 2019 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at March 31, 2019, the level of loans past due 30-89 days was $719,000, comprised of three loans, compared to $2,251,000 at December 31, 2018. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three months ended March 31, 2019 the Corporation recorded net recoveries of $27,000 compared to net recoveries of $18,000 for the three months ended March 31, 2018. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At March 31, 2019 and December 31, 2018, the Corporation had $6.2 million and $6.3 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $5.6 million and $5.7 million were performing in accordance with their new terms at March 31, 2019 and December 31, 2018, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $636,000 and $649,000 have been allocated for the troubled debt restructurings at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, there were $6.1 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Economic Growth, Regulatory and Consumer Protection Act (the “Economic Growth Act”), enacted by Congress in May 2018, modifies or removes certain post-financial crisis financial reform rules and regulations. Section 201 of the Economic Growth Act requires federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action rules. The federal banking agencies may consider an institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The minimum capital for the new community bank leverage ratio must be set at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition. The Economic Growth Act requires the federal banking agencies to consult with state banking regulators and notify the applicable state banking regulator of any qualifying community bank that exceeds or no longer exceeds the community bank leverage ratio. Federal banking regulators have issued a notice of proposed rulemaking that would establish the community bank leverage ratio as greater than 9%.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016 and was phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% become effective. At March 31, 2019, the Bank's actual capital conservation buffer was 5.46%.

Bank assets are given risk-weights of 0%, 20%, 50%, 100%, and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Loan exposures past due 90 days or more or on nonaccrual are assigned a risk-weighting of at least 100%. High volatility commercial real estate ("HVCRE") loan exposures are assigned to the 150% category: however, Section 214 of the Economic Growth Act prohibits federal banking agencies from requiring the financial institution to assign heightened risk weights to HVCRE loans unless the loan is related to real estate acquisition, development and construction (“HVCRE ADC”). Under the Basel III capital rules, HVCRE ADC loans are assigned a higher risk weight than other commercial real estate loans. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term undrawn commitments and commercial letters of credit with an initial maturity of under one year have a 50% risk-weighting and certain short-term unconditionally cancelable commitments are not risk-weighted.

Guidelines for Small Bank Holding Companies

In April 2015, the FRB Board updated and amended its Small Bank Holding Company Policy Statement to provide that Basel III capital rules and reporting requirements will not apply to small bank holding companies (“SBHC”) that have total consolidated assets of less than $1 billion. The Economic Growth Act increased the threshold for the exception from $1.0 billion in consolidated assets to $3.0 billion in consolidated assets. As a result of the revised Small Bank Holding Company Policy Statement, Basel III capital rules and reporting requirements do not apply to a SBHC, such as the Corporation, that has total consolidated assets of less than $3 billion unless otherwise advised by the FRB. The minimum risk-based capital requirements for a SBHC to be considered adequately capitalized are 4% for Tier 1 capital and 8% for total capital to risk-weighted assets.

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

As of March 31, 2019, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.48%	4.00%	N/A
Bank	10.64%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.47%	4.50%	6.50%
Tier 1
Corporation	11.29%	4.00%	N/A
Bank	12.47%	6.00%	8.00%
Total
Corporation	14.31%	8.00%	N/A
Bank	13.46%	8.00%	10.00%

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

Cash and cash equivalents decreased $3.7 million during the first three months of 2019. Net operating activities provided $2.4 million while investing and financing activities used $5.5 million and $583,000, respectively.

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

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On April 17, 2019, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of May 1, 2019. The dividend is to be paid on May 15, 2019.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 5. Other Information

On May 9, 2019, the board of directors of the Corporation approved an amendment of the Corporation’s
Amended and Restated By-Laws (as amended, the “Amended By-Laws”), effective immediately, to include a new
Section 7.7 captioned “Forum Selection.” The new Section 7.7 provides for the designation of the United States
District Court for the District of New Jersey (or in the event that such court lacks jurisdiction to hear such action, a
Superior Court of the State of New Jersey) as the sole and exclusive forum for certain types of litigation unless the
Corporation consents in writing to the selection of an alternative forum. The foregoing description of the Amended
By-Laws is not complete and is qualified in its entirety by reference to the complete text of the Amended By-Laws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: May 10, 2019	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Amended and Restated By-Laws of Stewardship Financial Corporation as amended on May 9, 2019
10.6	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Paul Van Ostenbridge, as amended by Acknowledgement and Consent dated March 14, 2019 (1)
10.7	Change in Control Severance Agreement dated November 12, 2013 between the Corporation and Claire M. Chadwick, as amended by Acknowledgement and Consent dated March 14, 2019 (2)
10.8	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and William S. Clement, as amended by Acknowledgement and Consent dated March 14, 2019 (3)
10.9	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Julie E. Holland, as amended by Acknowledgement and Consent dated March 14, 2019 (4)
10.10	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and James H. Shields, as amended by Acknowledgement and Consent dated March 14, 2019 (5)
10.11	Change in Control Severance Agreement dated March 21, 2017 between the Corporation and Gail K. Tilstra, as amended by Acknowledgement and Consent dated March 14, 2019 (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text (7)

__________________________________________

(1) Incorporated by reference from Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(2) Incorporated by reference from Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(3) Incorporated by reference from Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(4) Incorporated by reference from Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(5) Incorporated by reference from Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(6) Incorporated by reference from Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K filed March 15, 2019.

(7) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Corporation specifically incorporates it by reference.