Form 10-Q
period 2019-06-30
STEWARDSHIP FINANCIAL CORP
filed 2019-08-08
CIK 1023860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding, net of treasury stock, of the Registrant’s Common Stock, no par value, as of August 2, 2019 was 8,714,222.

Stewardship Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$12,317	$16,340
Other interest-earning assets	293	483
Cash and cash equivalents	12,610	16,823

Securities available-for-sale	96,117	108,811
Securities held-to-maturity; estimated fair value of $62,446 (at June 30, 2019) and $60,997 (at December 31, 2018)	62,264	62,308
Other equity investments, at fair value	1,693	1,648
Federal Home Loan Bank of New York stock, at cost	4,091	3,965
Loans held for sale	469	—
Loans, net of allowance for loan losses of $8,404 (at June 30, 2019) and $7,926 (at December 31, 2018)	748,055	725,404
Premises and equipment, net	7,146	7,007
Accrued interest receivable	2,640	2,696
Right of use asset	2,917	—
Bank owned life insurance	21,908	21,636
Other assets	4,354	5,332
Total assets	$964,264	$955,630

Liabilities and Shareholders' equity

Liabilities
Deposits:
Noninterest-bearing	$182,971	$174,717
Interest-bearing	598,974	607,374
Total deposits	781,945	782,091

Federal Home Loan Bank of New York advances	67,400	65,700
Subordinated Debentures and Subordinated Notes	23,415	23,382
Lease liability	3,043	—
Accrued interest payable	906	1,106
Accrued expenses and other liabilities	3,465	3,201
Total liabilities	880,174	875,480

Shareholders' equity

Common stock, no par value: 20,000,000 shares authorized at June 30, 2019 and December 31, 2018; 8,714,222 and 8,680,388 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	61,338	61,030
Retained earnings	23,419	21,056
Accumulated other comprehensive loss, net	(667)	(1,936)
Total Shareholders' equity	84,090	80,150
Total liabilities and Shareholders' equity	$964,264	$955,630

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$8,660	$7,770	$16,898	$15,288
Securities held-to-maturity:
Taxable	379	279	754	529
Nontaxable	17	23	36	56
Securities available-for-sale:
Taxable	613	637	1,284	1,230
Nontaxable	14	15	28	29
Other equity investments	11	26	23	51
FHLB dividends	59	58	119	122
Other interest-earning assets	19	60	31	102
Total interest income	9,772	8,868	19,173	17,407
Interest expense:
Deposits	1,844	1,269	3,552	2,334
FHLB-NY Borrowings	371	198	687	457
Subordinated Debentures and Subordinated Notes	393	393	786	785
Total interest expense	2,608	1,860	5,025	3,576
Net interest income before provision for loan losses	7,164	7,008	14,148	13,831
Provision for loan losses	330	(780)	395	(1,115)
Net interest income after provision for loan losses	6,834	7,788	13,753	14,946
Noninterest income:
Fees and service charges	572	551	1,134	1,058
Bank owned life insurance	138	138	273	276
Gain on calls and sales of securities, net	1	—	3	6
Gain on sales of mortgage loans	23	9	48	31
Gain on sales of SBA loans	71	59	112	59
Gain (loss) on equity investments	24	(29)	46	(103)
Miscellaneous	106	131	225	257
Total noninterest income	935	859	1,841	1,584
Noninterest expenses:
Salaries and employee benefits	3,102	3,129	6,239	6,238
Occupancy, net	417	403	866	845
Equipment	234	188	439	369
Data processing	515	478	1,018	962
Advertising	194	207	377	364
FDIC insurance premium	65	70	129	134
Charitable contributions	175	195	370	375
Bank-card related services	138	131	269	258
Merger-related expenses	291	—	291	—
Miscellaneous	655	703	1,380	1,387
Total noninterest expenses	5,786	5,504	11,378	10,932
Income before income tax expense	1,983	3,143	4,216	5,598
Income tax expense	530	842	1,116	1,489
Net income	$1,453	$2,301	$3,100	$4,109
Basic and diluted earnings per common share	$0.17	$0.27	$0.36	$0.47
Weighted average number of basic and diluted common shares outstanding	8,713,110	8,675,868	8,700,609	8,667,235

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$1,453	$2,301	$3,100	$4,109
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale during the period	911	(359)	1,873	(1,352)
Reclassification adjustment for securities available-for-sale gains in net income	(1)	—	(2)	(4)
Accretion of loss on securities reclassified to held-to-maturity	3	4	5	13
Change in fair value of interest rate swap in a cash flow hedging relationship	(395)	53	(614)	211
Reclassification adjustment for interest rate swap interest expense in net income	5	2	7	11
Total other comprehensive income (loss)	523	(300)	1,269	(1,121)

Total comprehensive income	$1,976	$2,001	$4,369	$2,988

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2018	8,680,388	$61,030	$21,056	$(1,936)	$80,150
Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,475	21	—	—	21
Common stock issued under stock plans	1,593	14	—	—	14
Issuance of restricted stock	36,415	340	(340)	—	—
Compensation expense on restricted stock	—	—	57	—	57
Restricted stock forfeited	(8,848)	(83)	—	—	(83)
Net income	—	—	1,647	—	1,647
Other comprehensive income	—	—	—	746	746
Balance -- March 31, 2019	8,712,023	61,321	22,160	(1,190)	82,291

Cash dividends declared on common stock	—	—	(262)	—	(262)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,453	20	—	—	20
Common stock issued under stock plans	—	—	—	—	—
Compensation expense on restricted stock	—	—	68	—	68
Restricted stock forfeited	(254)	(2)	—	—	(2)
Net income	—	—	1,453	—	1,453
Other comprehensive income	—	—	—	523	523
Balance -- June 30, 2019	8,714,222	$61,338	$23,419	$(667)	$84,090

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity, continued
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock		Retained	Accumulated Other Comprehen-sive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance -- December 31, 2017	8,652,804	$60,742	$14,307	$(1,384)	$73,665
Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	2,062	22	—	—	22
Common stock issued under stock plans	1,638	16	—	—	16
Issuance of restricted stock	28,221	301	(301)	—	—
Compensation expense on restricted stock	—	—	48	—	48
Restricted stock forfeited	(9,835)	(105)	—	—	(105)
Net income	—	—	1,808	—	1,808
Other comprehensive loss	—	—	—	(821)	(821)
Balance -- Reclassification due to adoption of ASU 2016-01	—	—	(163)	163	—
Balance -- March 31, 2018	8,674,890	60,975	15,439	(2,042)	74,372

Cash dividends declared on common stock	—	—	(260)	—	(260)
Payment of discount on dividend reinvestment plan	—	(1)	—	—	(1)
Common stock issued under dividend reinvestment plan	1,934	22	—	—	22
Common stock issued under stock plans	19	—	—	—	—
Compensation expense on restricted stock	—	—	54	—	54
Net income	—	—	2,301	—	2,301
Other comprehensive loss	—	—	—	(300)	(300)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	—
Balance -- June 30, 2018	8,676,843	$60,996	$17,534	$(2,342)	$76,188

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$3,100	$4,109
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	286	227
Amortization of premiums and accretion of discounts, net	212	244
Compensation expense on restricted stock, net of forfeitures	40	(3)
Amortization of subordinated debenture issuance costs	33	33
Accretion of deferred loan fees	47	67
Fair value adjustment for equity security	(46)	103
Provision for loan losses	395	(1,115)
Originations of mortgage loans held-for-sale	(3,143)	(2,771)
Proceeds from sale of mortgage loans	2,722	2,565
Gain on sales of mortgage loans	(48)	(31)
Gain on sale of SBA loans	(112)	(59)
Gain on calls and sales of securities	(3)	(6)
Deferred income tax expense (benefit)	(1,499)	173
Decrease in accrued interest receivable	56	99
Decrease in accrued interest payable	(200)	(5)
Earnings on bank owned life insurance	(273)	(276)
(Increase) decrease in other assets	1,729	(476)
Decrease in other liabilities	(219)	(310)
Net cash provided by operating activities	3,077	2,568
Cash flows from investing activities:
Purchase of securities available-for-sale	—	(14,191)
Proceeds from maturities and principal repayments on securities available-for-sale	6,976	7,827
Proceeds from sales and calls on securities available-for-sale	8,170	1,006
Purchase of securities held-to-maturity	(3,968)	(9,829)
Proceeds from maturities and principal repayments on securities held-to-maturity	2,374	3,485
Proceeds from calls on securities held-to-maturity	1,605	280
Purchase of equity securities	—	(42)
Purchase of FHLB-NY stock	(5,632)	(1,203)
Redemption of FHLB-NY stock	5,506	1,831
Net increase in loans	(22,981)	(9,643)
Additions to premises and equipment	(425)	(270)
Net cash used in investing activities	(8,375)	(20,749)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	8,254	15,482
Net increase (decrease) in interest-bearing deposits	(8,400)	12,480
Net increase in long term borrowings	25,000	—
Repayment of long term borrowings	(20,000)	(20,760)
Net increase (decrease) in short-term borrowings	(3,300)	3,700

Stewardship Financial Corporation and Subsidiary Consolidated Statements of Cash Flows, continued (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash flows from financing activities (continued):
Cash dividends paid on common stock	(522)	(520)
Payment of discount on dividend reinvestment plan	(2)	(2)
Issuance of common stock for cash	55	60
Net cash provided by financing activities	1,085	10,440
Net decrease in cash and cash equivalents	(4,213)	(7,741)
Cash and cash equivalents - beginning	16,823	21,270
Cash and cash equivalents - ending	$12,610	$13,529

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,225	$3,581
Cash paid during the period for income taxes	$512	$1,335

See accompanying notes to unaudited consolidated financial statements.

Stewardship Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2019
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

The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the SEC and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the interim consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Merger with Columbia Financial, Inc.

As previously announced on June 6, 2019, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Columbia Financial, Inc. ("Columbia") and Broadway Acquisition Corp., a wholly owned subsidiary of Columbia, pursuant to which Broadway Acquisition Corp. will merge with and into the Corporation and, immediately thereafter, the Corporation will merge with and into Columbia (the "Merger") with Columbia being the surviving corporation. Immediately after the Merger, the Corporation’s wholly owned bank subsidiary, Atlantic Stewardship Bank, will merge with and into Columbia’s wholly owned bank subsidiary, Columbia Bank (the “Bank Merger”) with Columbia Bank being the surviving bank in the merger. On a pro forma basis at June 30, 2019, the consolidated entity would have approximately $7.9 billion in assets, $5.8 billion of loans and $5.5 billion of deposits. The Merger Agreement, the Merger and the Bank Merger have been approved by the boards of directors of the Corporation and Columbia and the transaction is expected to close in the fourth quarter of 2019 pending the receipt of all regulatory approvals, the approval of the Corporation’s shareholders, and the satisfaction of customary closing conditions. Under the terms of the Merger Agreement, cash consideration of $15.75 will be paid to the shareholders of the Corporation for each of their shares of the Corporation’s common stock.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Subtopic 842).” This ASU requires all lessees to recognize a lease liability and a right of use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018. Early adoption of ASU 2016-02 was permitted. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments," ASU 2018-1, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;" ASU 2018-10, "Codification Improvements to Topic 842, Leases," ASU 2018-11, "Leases (Topic 842): Targeted Improvements" and ASU 2019-01, "Leases (Topic 842): Codification Improvements". The Corporation adopted the modified retrospective approach under ASU 2018-11. The Corporation's adoption of the modified retrospective approach under ASU 2018-11 on January 1, 2019 resulted in the recording of a $3.4 million lease liability and a $3.3 million right of use asset on the Consolidated Statements of Financial Condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU 2019-05 "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.” The Corporation is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements. The Corporation has formed a working group, under the direction of the Chief Financial Officer, which is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Corporation is currently evaluating third-party vendor solutions to assist in the application of ASU 2016-13. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses due to changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. As of March 31, 2019, the Corporation had evaluated available historical data, identified the expected loan pools, put in place preliminary shadow accounting and is currently continuing to review assumptions and sample forecasts. As of June 30, 2019, the Corporation continues to be heavily focused on reasonable and supportable assumptions and forecasts for the new reserve calculation. In addition, the Corporation has begun to complete, review and refine parallel calculations.

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

Note 2. Securities – Available-for-Sale and Held-to-Maturity

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities were as follows:

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$17,475	$13	$(46)	$17,442
Obligations of state and political subdivisions	3,198	17	(1)	3,214
Mortgage-backed securities	58,293	316	(246)	58,363
Asset-backed securities (a)	3,770	1	(27)	3,744
Corporate debt (b)	13,334	103	(83)	13,354

Total available-for-sale securities	$96,070	$450	$(403)	$96,117

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government-sponsored agencies	$26,232	$15	$(498)	$25,749
Obligations of state and political subdivisions	3,205	—	(84)	3,121
Mortgage-backed securities	63,659	68	(1,564)	62,163
Asset-backed securities (a)	4,916	6	—	4,922
Corporate debt (b)	13,369	48	(561)	12,856

Total available-for-sale securities	$111,381	$137	$(2,707)	$108,811

(a) Collateralized by student loans.
(b) Corporate debt securities are primarily in financial institutions.

Cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2019 were $4,000,000 and $8,170,000, respectively. Cash proceeds realized from sales and calls of securities available-for-sale for the three and six months ended June 30, 2018 were $0 and $1,006,000, respectively. Gross gains realized on sales and calls during the three and six months ended June 30, 2019, were $1,000 and $3,000, respectively. There were no gross losses realized on sales or calls during the three and six months ended June 30, 2019, respectively. Gross gains realized on sales and calls during the three and six months ended June 30, 2018, were $0 and $6,000, respectively. There were no gross losses realized on sales or calls during the three and six months ended June 30, 2018, respectively.

The following is a summary of the amortized cost, gross unrealized gains and losses and fair value of the held-to- maturity securities:

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$1,000	$—	$(5)	$995
U.S. government-sponsored agencies	36,563	50	(84)	36,529
Obligations of state and political subdivisions	1,914	11	(11)	1,914
Mortgage-backed securities	22,787	246	(25)	23,008

Total held-to-maturity securities	$62,264	$307	$(125)	$62,446

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$999	$—	$(14)	$985
U.S. government-sponsored agencies	35,565	20	(976)	34,609
Obligations of state and political subdivisions	2,358	14	(27)	2,345
Mortgage-backed securities	23,386	47	(375)	23,058

Total held-to-maturity securities	$62,308	$81	$(1,392)	$60,997

Cash proceeds realized from calls of securities held-to-maturity for the three and six months ended June 30, 2019 were $500,000 and $1,605,000, respectively. Cash proceeds realized from calls of securities held-to-maturity for the three and six months ended June 30, 2018 were $0 and $280,000, respectively. There were no gross gains and no gross losses realized on calls during the three and six months ended June 30, 2019 and June 30, 2018.

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

	June 30, 2019
	Amortized Cost	Fair Value
	(In thousands)

Available-for-sale
Within one year	$2,134	$2,129
After one year, but within five years	13,870	13,840
After five years, but within ten years	14,008	14,077
After ten years	3,995	3,964
Mortgage-backed securities	58,293	58,363
Asset-backed securities	3,770	3,744

Total	$96,070	$96,117

Held-to-maturity
Within one year	$1,670	$1,670
After one year, but within five years	20,329	20,327
After five years, but within ten years	16,994	16,968
After ten years	484	473
Mortgage-backed securities	22,787	23,008

Total	$62,264	$62,446

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at June 30, 2019 and December 31, 2018, and if the unrealized loss position was continuous for the twelve months prior to June 30, 2019 and December 31, 2018.

Available-for-sale
June 30, 2019	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$998	$(2)	$6,798	$(44)	$7,796	$(46)
Obligations of state and political subdivisions	—	—	310	(1)	310	(1)
Mortgage-backed securities	530	(1)	22,966	(245)	23,496	(246)
Asset-backed securities	—	—	2,650	(27)	2,650	(27)
Corporate debt	499	(1)	7,703	(82)	8,202	(83)

Total temporarily impaired securities	$2,027	$(4)	$40,427	$(399)	$42,454	$(403)

Available-for-sale
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. government- sponsored agencies	$—	$—	$17,432	$(498)	$17,432	$(498)
Obligations of state and political subdivisions	—	—	3,121	(84)	3,121	(84)
Mortgage-backed securities	4,177	(19)	47,479	(1,545)	51,656	(1,564)
Asset-backed securities	2,892	—	—	—	2,892	—
Corporate debt	—	—	8,808	(561)	8,808	(561)

Total temporarily impaired securities	$7,069	$(19)	$76,840	$(2,688)	$83,909	$(2,707)

Held-to-maturity
June 30, 2019	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$995	$(5)	$995	$(5)
U.S. government- sponsored agencies	1,993	(7)	11,811	(77)	13,804	(84)
Obligations of state and political subdivisions	—	—	473	(11)	473	(11)
Mortgage-backed securities	—	—	6,123	(25)	6,123	(25)

Total temporarily impaired securities	$1,993	$(7)	$19,402	$(118)	$21,395	$(125)

Held-to-maturity
December 31, 2018	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury	$—	$—	$985	$(14)	$985	$(14)
U.S. government- sponsored agencies	2,496	(9)	24,595	(967)	27,091	(976)
Obligations of state and political subdivisions	—	—	461	(27)	461	(27)
Mortgage-backed securities	5,885	(67)	11,081	(308)	16,966	(375)

Total temporarily impaired securities	$8,381	$(76)	$37,122	$(1,316)	$45,503	$(1,392)

Other-Than-Temporary Impairment

At June 30, 2019, there were available-for-sale investments comprising nine U.S. government-sponsored agency securities, one obligation of state and political subdivision security, forty-four mortgage-backed securities, one asset backed security, and eight corporate debt securities in a continuous loss position for twelve months or longer. At June 30, 2019, there were held-to-maturity investments comprising one U.S. Treasury security, eleven U.S. government-sponsored agency securities, one obligation of state and political subdivision security, and seventeen mortgage-backed securities in a continuous loss position for twelve months or longer. Management has assessed the securities that were in an unrealized loss position at June 30, 2019 and December 31, 2018 and has determined that any decline in fair value below amortized cost primarily relates to changes in interest rates and market spreads and was temporary.

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

Note 3. Loans and Allowance for Loan Losses

At June 30, 2019 and December 31, 2018, respectively, the loan portfolio consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial:
Secured by real estate	$30,139	$28,790
Other	76,753	64,965
Commercial real estate	514,289	504,522
Commercial construction	11,419	9,787
Residential real estate	78,798	82,491
Consumer:
Secured by real estate	38,421	36,120
Other	661	455
Government Guaranteed Loans - guaranteed portion	6,419	6,559
Other	95	98

Total gross loans	756,994	733,787

Less: Deferred loan costs, net	535	457
Allowance for loan losses	8,404	7,926
	8,939	8,383

Loans, net	$748,055	$725,404

Included in Commercial - Other and Commercial real estate at June 30, 2019 were $946,000 and $4,245,000, respectively, of Small Business Administration ("SBA") loans for which the guaranteed portions have been sold.

In addition to the origination of SBA loans, prior to 2017, the Corporation purchased the guaranteed portion of several Government Guaranteed loans. These loans are listed separately in the table above. Due to the guarantee of the principal amount of these loans, no allowance for loan losses is established for these loans.

Excluded from the table above are $15.8 million and $14.3 million of unpaid principal balances of loans serviced for others at June 30, 2019 and December 31, 2018.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended June 30, 2019
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,966	$153	$—	$40	$3,159
Commercial real estate	4,753	178	—	16	4,947
Commercial construction	150	27	—	—	177
Residential real estate	76	(27)	—	—	49
Consumer	61	3	—	—	64
Other loans	1	—	—	—	1
Unallocated	11	(4)	—	—	7

Total	$8,018	$330	$—	$56	$8,404

	Six Months Ended June 30, 2019
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,703	$404	$—	$52	$3,159
Commercial real estate	4,947	(31)	—	31	4,947
Commercial construction	131	46	—	—	177
Residential real estate	65	(16)	—	—	49
Consumer	68	(4)	—	—	64
Other loans	1	—	—	—	1
Unallocated	11	(4)	—	—	7

Total	$7,926	$395	$—	$83	$8,404

	Three Months Ended June 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$2,865	$(9)	$—	$75	$2,931
Commercial real estate	5,349	(757)	—	612	5,204
Commercial construction	81	(10)	—	—	71
Residential real estate	72	(3)	—	—	69
Consumer	67	2	—	—	69
Other loans	—	—	—	1	1
Unallocated	11	(3)	—	—	8

Total	$8,445	$(780)	$—	$688	$8,353

	Six Months Ended June 30, 2018
	Balance, beginning of period	Provision charged to operations	Loans charged off	Recoveries of loans charged off	Balance, end of period
	(In thousands)

Commercial	$3,058	$(198)	$(29)	$100	$2,931
Commercial real estate	5,531	(961)	—	634	5,204
Commercial construction	33	38	—	—	71
Residential real estate	68	1	—	—	69
Consumer	64	4	—	1	69
Other loans	1	—	(1)	1	1
Unallocated	7	1	—	—	8

Total	$8,762	$(1,115)	$(30)	$736	$8,353

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$95	$602	$—	$—	$—	$—	$—	$—	$697

Collectively evaluated for impairment	3,064	4,345	177	49	64	—	1	7	7,707

Total ending allowance balance	$3,159	$4,947	$177	$49	$64	$—	$1	$7	$8,404

Loans:
Loans individually evaluated for impairment	$593	$3,890	$—	$1,229	$—	$—	$—	$—	$5,712

Loans collectively evaluated for impairment	106,299	510,399	11,419	77,569	39,082	6,419	95	—	751,282

Total ending loan balance	$106,892	$514,289	$11,419	$78,798	$39,082	$6,419	$95	$—	$756,994

	December 31, 2018
	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Consumer	Government Guaranteed	Other Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses
Ending allowance balance attributable to loans

Individually evaluated for impairment	$88	$561	$—	$—	$—	$—	$—	$—	$649

Collectively evaluated for impairment	2,615	4,386	131	65	68	—	1	11	7,277

Total ending allowance balance	$2,703	$4,947	$131	$65	$68	$—	$1	$11	$7,926

Loans:
Loans individually evaluated for impairment	$633	$6,079	$—	$576	$—	$—	$—	$—	$7,288

Loans collectively evaluated for impairment	93,122	498,443	9,787	81,915	36,575	6,559	98	—	726,499

Total ending loan balance	$93,755	$504,522	$9,787	$82,491	$36,575	$6,559	$98	$—	$733,787

The following table presents the recorded investment in nonaccrual loans at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial:
Secured by real estate	$369	$394
Commercial real estate	308	574
Residential real estate	1,229	576
Total nonaccrual loans	$1,906	$1,544

At June 30, 2019 and December 31, 2018, there were no loans that were past due 90 days and still accruing.

The following table presents information regarding loans individually evaluated for impairment by class of loan at and for the periods indicated:

	At June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$415	$384
Commercial real estate	936	676
Residential Real Estate	1,255	1,229
	2,606	2,289

With an allowance recorded:
Commercial:
Secured by real estate	91	91	$91
Other	118	118	4
Commercial real estate	3,214	3,214	602
	3,423	3,423	697

Total:
Commercial:
Secured by real estate	506	475	91
Other	118	118	4
Commercial real estate	4,150	3,890	602
Residential Real Estate	1,255	1,229	—
	$6,029	$5,712	$697

	At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$447	$416
Commercial real estate	3,329	3,001
Residential real estate	587	576
	4,363	3,993

With an allowance recorded:
Commercial:
Secured by real estate	95	95	$83
Other	122	122	5
Commercial real estate	3,078	3,078	561
	3,295	3,295	649

Total:
Commercial:
Secured by real estate	542	511	83
Other	122	122	5
Commercial real estate	6,407	6,079	561
Residential real estate	587	576	—
	$7,658	$7,288	$649

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$399	$1	$525	$4
Commercial real estate	1,817	24	3,076	28
Residential Real Estate	894	—	285	—
Consumer:
Secured by real estate	—	—	31	—
Total	3,110	25	3,917	32

With allowance
Commercial:
Secured by real estate	92	1	50	1
Other	119	2	126	2
Commercial real estate	3,219	40	3,099	41
	3,430	43	3,275	44

Total	$6,540	$68	$7,192	$76

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial:
Secured by real estate	$405	$1	$480	$8
Commercial real estate	2,212	57	3,091	55
Residential Real Estate	788	—	289	—
Consumer:
Secured by real estate	—	—	42	—
Total	3,405	58	3,902	63

With an allowance recorded:
Commercial:
Secured by real estate	93	2	44	1
Other	120	4	126	4
Commercial real estate	3,171	80	3,103	80
	3,384	86	3,273	85

Total	$6,789	$144	$7,175	$148

During the six months ended June 30, 2019 and 2018, no interest income was recognized on a cash basis.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and December 31, 2018. Nonaccrual loans are included in the disclosure by payment status.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$369	$369	$29,770	$30,139
Other	—	—	—	—	76,753	76,753
Commercial real estate	—	—	256	256	514,033	514,289
Commercial construction	—	—	—	—	11,419	11,419
Residential real estate	—	327	648	975	77,823	78,798
Consumer:
Secured by real estate	—	—	—	—	38,421	38,421
Other	—	1	—	1	660	661
Government Guaranteed	—	—	—	—	6,419	6,419
Other	—	—	—	—	95	95

Total	$—	$328	$1,273	$1,601	$755,393	$756,994

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Secured by real estate	$—	$—	$394	$394	$28,396	$28,790
Other	6	—	—	6	64,959	64,965
Commercial real estate	2,155	—	509	2,664	501,858	504,522
Commercial construction	—	—	—	—	9,787	9,787
Residential real estate	112	42	308	462	82,029	82,491
Consumer:
Secured by real estate	—	—	—	—	36,120	36,120
Other	1	—	—	1	454	455
Government Guaranteed	—	—	—	—	6,559	6,559
Other	—	—	—	—	98	98

Total	$2,274	$42	$1,211	$3,527	$730,260	$733,787

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

At June 30, 2019 and December 31, 2018, the Corporation had $3.9 million and $6.3 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $3.8 million and $5.7 million had demonstrated a reasonable period of performance in accordance with their new terms at June 30, 2019 and December 31, 2018, respectively and are, therefore, accruing loans. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $630,000 and $649,000 have been recorded for the troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively, and are included in the table above. As of June 30, 2019 and December 31, 2018, there were no additional funds committed to these borrowers.

There were no new loans classified as a troubled debt restructuring during the three and six months ended June 30, 2019 or June 30, 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed at those times, the risk category of loans by class is as follows:

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$28,764	$272	$1,103	$—	$—	$30,139
Other	75,407	119	1,227	—	—	76,753
Commercial real estate	507,524	2,103	4,662	—	—	514,289
Commercial construction	11,419	—	—	—	—	11,419
Government Guaranteed Loans - guaranteed portion	6,419	—	—	—	—	6,419

Total	$629,533	$2,494	$6,992	$—	$—	$639,019

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial:
Secured by real estate	$26,879	$1,234	$677	$—	$—	$28,790
Other	63,438	181	1,346	—	—	64,965
Commercial real estate	490,661	7,086	6,775	—	—	504,522
Commercial construction	9,787	—	—	—	—	9,787
Government Guaranteed Loans - guaranteed portion	6,559	—	—	—	—	6,559

Total	$597,324	$8,501	$8,798	$—	$—	$614,623

The Corporation considers the historical and projected performance of the loan portfolio and its impact on the allowance for loans losses. For the residential real estate and consumer loan segments, the Corporation evaluates credit quality primarily based on payment activity and historical loss data. The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$77,569	$1,229	$78,798
Consumer:
Secured by real estate	38,421	—	38,421
Other	660	1	661

Total	$116,650	$1,230	$117,880

	December 31, 2018
	Current	30+ Days Past Due or Nonaccrual	Total
	(In thousands)

Residential real estate	$81,761	$730	$82,491
Consumer:
Secured by real estate	36,120	—	36,120
Other	454	1	455

Total	$118,335	$731	$119,066

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
	At June 30, 2019
	(In thousands)
Assets:
Available-for-sale securities
U.S. government - sponsored agencies	$17,442	$—	$17,442	$—
Obligations of state and political subdivisions	3,214	—	3,214	—
Mortgage-backed securities	58,363	—	58,363	—
Asset-backed securities	3,744	—	3,744	—
Corporate debt	13,354	—	13,354	—

Total available-for-sale securities	$96,117	$—	$96,117	$—

Other equity investments	$1,693	$1,633	$60	$—

Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$967	$—	$967	$—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2019 or during the year ended December 31, 2018. There were no changes to the valuation techniques for fair value measurements as of June 30, 2019 and December 31, 2018.

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
	At June 30, 2019
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$31	$—	$—	$31
Commercial real estate	88	—	—	88
Residential real estate	679	—	—	679
Total assets	$798	$—	$—	$798

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	At December 31, 2018
	(In thousands)
Assets:
Impaired loans
Commercial:
Secured by real estate	$301	$—	$—	$301
Residential real estate	308	—	—	308
Total assets	$609	$—	$—	$609

Collateral-dependent impaired loans measured for impairment using fair value of the collateral had a recorded investment value of $864,000, resulting in an increase in the allowance for loan losses of $66,000 for the six months ended June 30, 2019.

Collateral-dependent impaired loans measured for impairment using the fair value of the collateral had a recorded investment value of $692,000, resulting in an increase of the allowance for loan losses of $83,000 for the year ended December 31, 2018.

There was no OREO at June 30, 2019 or December 31, 2018.

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

For the Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2019
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$798	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

December 31, 2018
	Fair			Weighted
Assets	Value	Valuation Technique	Unobservable Inputs	Average
(Dollars in thousands)

Impaired loans	$609	Comparable real estate sales and / or the income approach.	Adjustments for differences between comparable sales and income data available.	5%

			Estimated selling costs.	7%

Fair value estimates for the Corporation’s financial instruments are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2019
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,610	$12,610	$—	$—
Securities available-for-sale	96,117	—	96,117	—
Securities held-to-maturity	62,264	—	62,446	—
Other equity investments	1,693	1,633	60	—
FHLB-NY stock	4,091	N/A	N/A	N/A
Loans, net	748,055	—	—	737,503
Interest rate swap	—	—	—	—

Financial liabilities:
Deposits	781,945	589,355	193,488	—
FHLB-NY advances	67,400	—	68,100	—
Subordinated Debentures and Subordinated Notes	23,415	—	—	23,746
Interest rate swap	967	—	967	—

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,823	$16,823	$—	$—
Securities available-for-sale	108,811	—	108,811	—
Securities held-to-maturity	62,308	—	60,997	—
Other equity investments	1,648	1,588	60	—
FHLB-NY stock	3,965	N/A	N/A	N/A
Loans, net	725,404	—	—	704,273
Interest rate swap	134	—	134	—

Financial liabilities:
Deposits	782,091	578,460	201,846	—
FHLB-NY advances	65,700	—	65,477	—
Subordinated Debentures and Subordinated Notes	23,382	—	—	23,441
Interest rate swap	246	—	246	—

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

Commitments to extend credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At June 30, 2019 and December 31, 2018, the fair value of such commitments were not material.

Limitations

The preceding fair value estimates were made at June 30, 2019 and December 31, 2018 based on pertinent market data and relevant information concerning the financial instruments. These estimates do not include any premiums or discounts that could result from an offer to sell at one time the Corporation's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Corporation's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value estimates were made solely for on- and off-balance sheet financial instruments at June 30, 2019 and December 31, 2018, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 5. Earnings Per Share

The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Net income	$1,453	$2,301	$3,100	$4,109

Weighted average common shares outstanding - basic	8,713,110	8,675,868	8,700,609	8,667,235
Effect of dilutive securities - stock options	N/A	N/A	N/A	N/A
Weighted average common shares outstanding - diluted	8,713,110	8,675,868	8,700,609	8,667,235

Basic earnings per common share	$0.17	$0.27	$0.36	$0.47

Diluted earnings per common share	$0.17	$0.27	$0.36	$0.47

There were no stock options to purchase shares of common stock for the three and six months ended June 30, 2019 and 2018.

Note 6. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income, both gross and net of tax, are presented for the periods below:

	Three Months Ended June 30,
	2019			2018
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$1,277	$(366)	$911	$(488)	$129	$(359)
Reclassification adjustment for gains in net income	(1)	—	(1)	—	—	—
Accretion of loss on securities reclassified to held-to-maturity	4	(1)	3	9	(5)	4
Change in fair value of interest rate swap	(556)	161	(395)	74	(21)	53
Reclassification adjustment for interest rate swap interest expense in net income	7	(2)	5	3	(1)	2
Total other comprehensive income (loss)	$731	$(208)	$523	$(402)	$102	$(300)

	Six Months Ended June 30,
	2019			2018
	Gross	Tax Effect	Net	Gross	Tax Effect	Net
	(In thousands)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale	$2,620	$(747)	$1,873	$(1,832)	$480	$(1,352)
Reclassification adjustment for gains in net income	(3)	1	(2)	(6)	2	(4)
Accretion of loss on securities reclassified to held-to-maturity	7	(2)	5	18	(5)	13
Change in fair value of interest rate swap	(865)	251	(614)	294	(83)	211
Reclassification adjustment for interest rate swap interest expense in net income	10	(3)	7	15	(4)	11
Total other comprehensive income (loss)	$1,769	$(500)	$1,269	$(1,511)	$390	$(1,121)

The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at March 31, 2019	$(860)	$(36)	$(294)	$(1,190)
Other comprehensive income (loss) before reclassifications	911	3	(395)	519
Amounts reclassified from other comprehensive income (loss)	(1)	—	5	4

Other comprehensive income (loss)	910	3	(390)	523

Balance at June 30, 2019	$50	$(33)	$(684)	$(667)

	Six Months Ended June 30, 2019
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2018	$(1,821)	$(38)	$(77)	$(1,936)
Other comprehensive income (loss) before reclassifications	1,873	5	(614)	1,264
Amounts reclassified from other comprehensive income (loss)	(2)	—	7	5

Other comprehensive income (loss)	1,871	5	(607)	1,269

Balance at June 30, 2019	$50	$(33)	$(684)	$(667)

	Three Months Ended June 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at March 31, 2018	$(2,137)	$(51)	$146	$(2,042)
Other comprehensive income (loss) before reclassifications	(359)	4	53	(302)
Amounts reclassified from other comprehensive income (loss)	—	—	2	2

Other comprehensive income (loss)	(359)	4	55	(300)

Balance at June 30, 2018	$(2,496)	$(47)	$201	$(2,342)

	Six Months Ended June 30, 2018
	Components of Accumulated Other Comprehensive Income (Loss)			Total
	Unrealized Gains / (Losses) on Available-for-Sale Securities	Loss on Securities Reclassified from Available-for-Sale to Held-to-Maturity	Unrealized Gains / (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2017	$(1,303)	$(60)	$(21)	$(1,384)
Other comprehensive income (loss) before reclassifications	(1,352)	13	211	(1,128)
Amounts reclassified from other comprehensive income (loss)	(4)	—	11	7

Other comprehensive income (loss)	(1,356)	13	222	(1,121)

Reclassification due to the adoption of ASU No. 2016-01	163	—	—	163
Balance at June 30, 2018	$(2,496)	$(47)	$201	$(2,342)

The following tables present amounts reclassified from each component of accumulated other comprehensive income on a gross and net of tax basis for the six months ended June 30, 2019 and 2018.

	Three Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income (Loss)	2019	2018	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$1	$—	Gains on securities transactions, net
Tax effect	—	—
Total, net of tax	1	—

Unrealized losses on derivatives before tax	(7)	(3)	Interest expense on derivatives
Tax effect	2	1
Total, net of tax	(5)	(2)

Total reclassifications, net of tax	$(4)	$(2)

	Six Months Ended		Income
Components of Accumulated Other	June 30,		Statement
Comprehensive Income (Loss)	2019	2018	Line Item
	(In thousands)

Unrealized gains on securities available-for-sale, before tax	$3	$6	Gains on securities transactions, net
Tax effect	(1)	(2)
Total, net of tax	2	4

Unrealized losses on derivatives before tax	(10)	(15)	Interest expense on derivatives
Tax effect	3	4
Total, net of tax	(7)	(11)

Total reclassifications, net of tax	$(5)	$(7)

Note 7. Leases

The Corporation leases eight branch offices. In addition, the Corporation has 12 leases for equipment, which are primarily copiers, and one automobile lease. Four of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, the lease renewal options are not included in the right of use (ROU) asset or the Lease Liability as they are not reasonably certain of exercise. As a practical expedient, the ROU asset and Lease Liability exclude short-term leases.

As the leases do not provide an implicit rate, use of an incremental borrowing rate was based on the information available at the lease commencement date in determining the present value of the lease payments. The Corporation’s weighted average incremental borrowing rate used in the calculation of the ROU asset and Lease Liability was estimated at 3%.

The following table presents a maturity analysis of the operating lease liability at June 30, 2019, in thousands:

Maturities of Lease Liabilities
(In thousands)

Six months ended December 31, 2019	$355
Year ended December 31, 2020	646
Year ended December 31, 2021	489
Year ended December 31, 2022	474
Thereafter	1,079
Lease Liability June 30, 2019	$3,043

The weighted-average remaining lease term is 5.3 years.

Total lease costs for the three months ended June 30, 2019 was $239,000 consisting of $203,000 related to fixed rent expense, $32,000 related to variable rent expense and $13,000 related to short-term leases offset by $9,000 of sublease income. Variable lease expense consists primarily of expense paid to maintain common areas. Lease costs included in Occupancy expense totaled $217,000 and another $22,000 was included in Equipment expense.

Total lease costs for the six months ended June 30, 2019 was $479,000 consisting of $402,000 related to fixed rent expense, $63,000 related to variable rent expense and $32,000 related to short-term leases offset by $18,000 of sublease income. Variable lease expense consists primarily of expense paid to maintain common areas. Lease costs included in Occupancy expense totaled $430,000 and another $49,000 was included in Equipment expense.

Rent paid under operating leases was $198,000 and $391,000 for the three and six months ended June 30, 2019, respectively.

The following table presents future minimum rental payments as of June 30, 2019:

Expires June 30,	Minimum Rent
(In thousands)

2020	$772
2021	578
2022	529
2023	443
2024	359
Thereafter	502
$3,183

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

Recent Developments

Merger with Columbia Financial, Inc. As previously announced, on June 6, 2019, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Columbia Financial, Inc. ("Columbia") and Broadway Acquisition Corp., a wholly owned subsidiary of Columbia, pursuant to which Broadway Acquisition Corp. will merge with and into the Corporation and, immediately thereafter, the Corporation will merge with and into Columbia (the "Merger") with Columbia being the surviving corporation. Immediately after the Merger, the Corporation’s wholly owned bank subsidiary, Atlantic Stewardship Bank, will merge with and into Columbia’s wholly owned bank subsidiary, Columbia Bank (the “Bank Merger”) with Columbia Bank being the surviving bank in the merger. On a pro forma basis, at June 30, 2019, the combined company would have approximately $7.9 billion in assets, $5.8 billion of loans and $5.5 billion of deposits. The Merger Agreement, the Merger and the Bank Merger have been approved by the boards of directors of the Corporation and Columbia and the transaction is expected to close in the fourth quarter of 2019, pending the receipt of all regulatory approvals, the approval of the Corporation’s shareholders, and the satisfaction of customary closing conditions. Under the terms of the Merger Agreement, cash consideration of $15.75 will be paid to the shareholders of the Corporation for each of their shares of the Corporation’s common stock.

Financial Condition

Total assets increased $8.6 million to $964.3 million at June 30, 2019 from $955.6 million at December 31, 2018. Cash and cash equivalents decreased $4.2 million to $12.6 million as funds were invested in loans. Total securities (including available-for-sale, held-to-maturity, other equity investments and FHLBNY stock) decreased $12.6 million to $164.2 million due to calls and normal amortization. Net loans increased $22.7 million to $748.1 million at June 30, 2019 compared to $725.4 million at December 31, 2018. During the first six months of 2019, new loan originations were partially offset by loan payoffs and normal principal amortization. Asset growth since the prior year end included the establishment of a Right of Use Asset for all leases, as required due to the adoption of ASU 2016-02. At June 30, 2019, the Right of Use Asset was $2.9 million.

Deposits totaled $781.9 million at June 30, 2019 compared to $782.1 million at December 31, 2018. The opening of new accounts was offset by deposit outflows. FHLB of NY advances increased slightly to $67.4 million at June 30, 2019 compared to $65.7 million at December 31, 2018.

Results of Operations

General

The Corporation reported net income of $1.5 million, or $0.17 basic and diluted earnings per common share, for the three months ended June 30, 2019 compared to net income of $2.3 million, or $0.27 basic and diluted earnings per share, for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Corporation reported net income of $3.1 million, or $0.36 basic and diluted earnings per common share, compared to net income of $4.1 million, or $0.47 basic and diluted earnings per common share, for the six months ended June 30, 2018.

Net Interest Income

Net interest income, on a tax equivalent basis, for the three and six months ended June 30, 2019 was $7.2 million and $14.2 million, respectively, compared to $7.0 million and $13.9 million recorded in the prior year periods. The net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, for the three months ended June 30, 2019 was 2.75% and 3.13%, respectively, compared to 2.87% and 3.16% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the net interest rate spread, on a tax equivalent basis, and net yield on interest-earning assets, on a tax equivalent basis, were 2.76% and 3.12%, respectively, compared to 2.89% and 3.15% for the six months ended June 30, 2018.

The following tables reflect the components of the Corporation’s net interest income for the three and six months ended June 30, 2019 and 2018 including: (1) average assets, liabilities and shareholders’ equity based on average daily balances, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities and (4) net yield on interest-earning assets. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a statutory Federal tax rate of 21% for the periods presented. This was accomplished by adjusting non-taxable income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

Analysis of Net Interest Income (Unaudited)
Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$747,343	$8,664	4.65%	$712,880	$7,774	4.37%
Taxable investment securities (1)	163,405	1,062	2.61	156,969	974	2.49
Tax-exempt investment securities (1) (2)	5,217	37	2.84	5,817	46	3.17
Other interest-earning assets	2,405	18	3.00	16,478	86	2.09
Total interest-earning assets	918,370	9,781	4.27	892,144	8,880	3.99
Non-interest-earning assets:
Allowance for loan losses	(8,110)			(8,716)
Other assets	52,112			48,283
Total assets	$962,372			$931,711

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$324,407	$844	1.04%	$306,523	$472	0.62%
Savings deposits	80,958	20	0.10	84,677	21	0.10
Time deposits	194,032	980	2.03	207,333	776	1.50
FHLB-NY borrowing	67,066	371	2.22	45,045	198	1.76
Subordinated debentures and subordinated notes	23,407	393	6.73	23,341	393	6.75
Total interest-bearing liabilities	689,870	2,608	1.52	666,919	1,860	1.12
Non-interest-bearing liabilities:
Demand deposits	182,129			185,823
Other liabilities	7,231			4,027
Shareholders' equity	83,142			74,942
Total liabilities and shareholders' equity	$962,372			$931,711
Net interest income (taxable equivalent basis)		7,173			7,020
Tax equivalent adjustment		(9)			(12)
Net interest income		$7,164			$7,008
Net interest spread (taxable equivalent basis)			2.75%			2.87%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.13%			3.16%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 21%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Analysis of Net Interest Income (Unaudited)
Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2)	$741,147	$16,907	4.60%	$709,221	$15,297	4.35%
Taxable investment securities (1)	165,999	2,180	2.65	155,738	1,881	2.44
Tax-exempt investment securities (1) (2)	5,303	76	2.89	6,364	103	3.26
Other interest-earning assets	1,880	30	3.22	15,217	153	2.03
Total interest-earning assets	914,329	19,193	4.23	886,540	17,434	3.97
Non-interest-earning assets:
Allowance for loan losses	(8,053)			(8,750)
Other assets	50,576			47,942
Total assets	$956,852			$925,732

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$325,288	$1,634	1.01%	$299,866	$799	0.54%
Savings deposits	80,595	40	0.10	85,241	43	0.10
Time deposits	197,475	1,878	1.92	205,943	1,492	1.46
FHLB-NY borrowing	63,590	687	2.18	52,684	457	1.75
Subordinated debentures and subordinated notes	23,399	786	6.77	23,333	785	6.78
Total interest-bearing liabilities	690,347	5,025	1.47	667,067	3,576	1.08
Non-interest-bearing liabilities:
Demand deposits	178,366			180,136
Other liabilities	5,957			4,092
Shareholders' equity	82,182			74,437
Total liabilities and shareholders' equity	$956,852			$925,732
Net interest income (taxable equivalent basis)		14,168			13,858
Tax equivalent adjustment		(20)			(27)
Net interest income		$14,148			$13,831
Net interest spread (taxable equivalent basis)			2.76%			2.89%
Net yield on interest-earning assets (taxable equivalent basis) (3)			3.12%			3.15%

(1)
For purposes of these calculations, nonaccruing loans are included in the average balance.  Loans and total interest-earning assets are net of unearned income.  Securities are included at amortized cost.

(2)	The tax equivalent adjustments are based on a marginal tax rate of 21%.

(3)	Net interest income (taxable equivalent basis) divided by average interest-earning assets.

For the three and six months ended June 30, 2019, total interest income, on a tax equivalent basis, was $9.8 million and $19.2 million, respectively, compared to $8.9 million and $17.4 million for the same prior year periods. The increase reflects an increase in the average balance of interest-earning assets coupled with an increase in the overall yield on interest-earning assets. Average interest-earning assets increased $26.2 million and $27.8 million for the three and six months ended June 30, 2019 compared to the prior year period. The change in average interest-earning assets primarily reflects an increase in average loans from the comparable prior year period. Average loans increased $34.5 million and $31.9 million for the three and six months ended June 30, 2019, respectively, when compared to the prior year averages. The three and six months ended June 30, 2019 included approximately $216,000 and $332,000 of interest recoveries and prepayment premiums on loan payoffs, respectively, compared to $90,000 and $198,000 for the same prior year periods. The average rate earned on interest-earning assets was 4.27% and 4.23% for the three and six months ended June 30, 2019, respectively, compared to an average rate of 3.99% and 3.97% for the three and six months ended June 30, 2018.

Interest expense increased $748,000 and $1.4 million for the three and six months ended June 30, 2019, respectively, compared to the same period for 2018. While the average balance of interest-bearing deposits were relatively unchanged for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, the average balance of interest-bearing deposits increased $12.3 million for the six months ended June 30, 2019 from the comparable 2018 period. The cost for total interest-bearing liabilities was 1.52% and 1.47% for the three and six months ended June 30, 2019, compared to 1.12% and 1.08% for the three and six months ended June 30, 2018, respectively.

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

For the three and six months ended June 30, 2019, the Corporation recorded a loan loss provision of $330,000 and $395,000, respectively, compared to a negative loan loss provision of $780,000 and $1,115,000 for the three and six months ended June 30, 2018. While the primary business markets in which the Corporation operates show ongoing improvement in the economic conditions and overall real estate climate, the loan loss provisions for the current periods principally reflect the growth in the loan portfolio. Offsetting the impact of loan growth, net recoveries of previously charged off loan balances were $56,000 and $83,000 for the three and six months ended June 30, 2019, respectively.

Nonperforming loans were $1.9 million at June 30, 2019, or 0.25% of total gross loans, which was slightly higher than the $1.5 million of nonperforming loans, or 0.21% of total gross loans, at December 31, 2018.

The allowance for loan losses was $8.4 million, or 1.11% of total gross loans, as of June 30, 2019 compared to $7.9 million, or 1.08% of total gross loans, as of December 31, 2018. The allowance for loan losses related to impaired loans increased slightly from $649,000 at December 31, 2018 to $697,000 at June 30, 2019. There were no charged off loans during the three and six months ended June 30, 2019 compared to charge-offs of $0 and $30,000 for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2019, the Corporation recovered $56,000 and $83,000, respectively, of previously charged-off loans compared to $688,000 and $736,000 during the same periods in 2018.

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

Noninterest Income

Noninterest income was $935,000 and $1.8 million for the three and six months ended June 30, 2019, respectively, compared to $859,000 and $1.6 million for the equivalent prior year three and six-month periods. In addition to growth in fees and service charges, gains on sales of loans contributed to solid increases in non-interest income. The three months ended June 30, 2019 included $23,000 of gains from the sales of mortgage loans and $71,000 of gains from the sale of the guaranteed portion of newly originated Small Business Administration ("SBA") loans. On a year-to-date basis, for the six months ended June 30, 2019, mortgage loan sale gains were $48,000 and SBA loan sale gains were $112,000. For both the three and six month periods, these reported gains were in excess of the equivalent prior year gains. Noninterest income for the current three and six months also included mark-to-market gains, on a CRA investment which is classified as an equity security, of $24,000 and $46,000, respectively, compared to $29,000 and $103,000 of losses for the three and six months ended June 30, 2018, respectively.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2019 was $5.8 million and $11.4 million, respectively, compared to $5.5 million and $10.9 million for the same prior year periods. Included in the current year periods was $291,000 of merger-related expenses.

Income Tax Expense

Income tax expense totaled $530,000 and $1.1 million for the three and six months ended June 30, 2019, respectively, representing an effective tax rate of 26.7% and 26.5% for the respective periods. For the three and six months ended June 30, 2018, income tax expense totaled $842,000 and $1.5 million, respectively, equating to an effective tax rate of 26.8% and 26.6% for the respective periods.

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

Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans and loan concentrations. The following table shows the composition of nonperforming assets at the end of each of the last four quarters:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$1,906	$1,776	$1,544	$1,271
Loans past due 90 days or more and accruing (2)	—	—	—	—
Total nonperforming loans / assets	$1,906	$1,776	$1,544	$1,271
Allowance for loan losses	$8,404	$8,018	$7,926	$7,904
Nonperforming loans to total gross loans	0.25%	0.17%	0.21%	0.17%
Nonperforming assets to total assets	0.20%	0.13%	0.16%	0.13%
Allowance for loan losses to total gross loans	1.11%	1.07%	1.08%	1.08%

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

At June 30, 2019, the balance of nonaccrual loans were comprised of ten loans, compared to six loans at December 31, 2018. Nonaccrual loans increased $362,000 to $1,906,000 compared to $1,544,000 at December 31, 2018 primarily due to the addition of three new nonaccrual loans partially offset by the payoff of one loan.

Evaluation of all nonperforming loans includes the updating of appraisals and specific evaluation of such loans to determine estimated cash flows from business and/or collateral. We have assessed each of these loans for collectability and considered, among other things, the relevant borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable losses to be incurred. All of our nonperforming loans at June 30, 2019 are secured by real estate collateral. We have continued to record appropriate charge-offs and the existing underlying collateral coverage for the nonperforming loans currently supports collection of our remaining principal.

For loans not included in nonperforming loans, at June 30, 2019, the level of loans past due 30-89 days was $1,000, comprised of one loan, compared to $2,251,000 at December 31, 2018. We will continue to monitor delinquencies for early identification of new problem loans.

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

When management expects that some portion or all of a loan balance will not be collected, that amount is charged-off as a loss against the allowance for loan losses. For the three and six months ended June 30, 2019 the Corporation recorded net recoveries of $56,000 and $83,000, respectively, compared to net recoveries of $688,000 and $736,000 for the three and six months ended June 30, 2018. Recorded charge-offs reflect partial writedowns or full charge-offs on nonaccrual loans due to the initial and ongoing evaluations of market values of the underlying real estate collateral in accordance with Accounting Standards Codification (“ASC”) 310-40. Regardless of our actions of recording partial and full charge-offs on loans, we continue to aggressively pursue collection, including legal action.

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

At June 30, 2019 and December 31, 2018, the Corporation had $3.9 million and $6.3 million, respectively, of loans the terms of which have been modified in troubled debt restructurings. Of these loans, $3.8 million and $5.7 million were performing in accordance with their new terms at June 30, 2019 and December 31, 2018, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $630,000 and $649,000 have been allocated for the troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, there were $5.2 million of other loans not included in the preceding table or discussion of troubled debt restructurings where credit conditions of borrowers, including real estate tax delinquencies, caused management to have concerns about the possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in disclosure of such loans as nonperforming loans at a future date. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

The Basel Rules also require unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets and deferred tax assets. The Basel Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1 Ratio, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers based on the amount of the shortfall. The Basel Rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement of 0.625% became effective on January 1, 2016 and was phased in annually through January 1, 2019, when the full capital conservation buffer requirement of 2.50% become effective. At June 30, 2019, the Bank's actual capital conservation buffer was 5.32%.

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

As of June 30, 2019, the Corporation and the Bank exceeded all regulatory capital requirements as follows:

	Actual	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 Leverage ratio
Corporation	9.52%	4.00%	N/A
Bank	10.68%	4.00%	5.00%
Risk-based capital
Common Equity Tier 1
Corporation	N/A	N/A	N/A
Bank	12.31%	4.50%	6.50%
Tier 1
Corporation	11.18%	4.00%	N/A
Bank	12.31%	6.00%	8.00%
Total
Corporation	14.18%	8.00%	N/A
Bank	13.32%	8.00%	10.00%

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

Cash and cash equivalents decreased $4.2 million during the first six months of 2019. Net operating activities and financing activities provided $3.1 million and $1.1 million, respectively, while investing activities used $8.4 million.

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

The Corporation has historically paid a quarterly cash dividend on its common stock; however, management recognizes that the payment of future dividends could be impacted by losses or reduced earnings and the Corporation cannot assure the payment of future dividends. On July 18, 2019, the Corporation announced that its Board of Directors had declared a $0.03 per share cash dividend payable on its common stock to shareholders of record as of August 1, 2019. The dividend is to be paid on August 15, 2019.

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

Changes in Internal Controls over Financial Reporting

Pursuant to Rule 13a-15(d) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our internal controls over financial reporting and based upon such evaluation concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1A. Risk Factors

For information regarding the Corporation’s risk factors, see Part I, Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019. Except as set forth below, as of June 30, 2019, the risk factors of the Corporation have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

During the Pendency Of Our Previously Announced Merger With Columbia Financial, Inc., We Will Be Subject To Business Uncertainties That Could Adversely Affect Our Business.

Uncertainty about the effect of our proposed merger (the “Merger”) with Columbia Financial, Inc. (“Columbia”) on employees and customers may have an adverse effect on us, and, consequently, the combined company. Although we intend to take steps to reduce any adverse effects on our employees and customers, these uncertainties may impair our ability to attract, retain and motivate key employees until the Merger is consummated and for a period of time thereafter, and could cause our customers and other persons that deal with us to seek to change or terminate their existing business relationships with us. Our employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the combined company following the Merger.

During the Pendency Of Our Previously Announced Merger With Columbia Financial, Inc., We Will Be Subject To Contractual Restrictions That Could Adversely Affect Our Business.

We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our abilities to execute certain of our business strategies. In addition, matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which could otherwise be devoted to day-to-day operations and other opportunities that may have been beneficial to the Corporation as an independent company. Furthermore, we have incurred and will continue to incur certain costs and fees associated with the Merger and other transactions contemplated by the Merger Agreement.

Completion Of Our Previously Announced Merger With Columbia Financial, Inc. Is Subject To Certain Conditions, And If These Conditions Are Not Satisfied Or Waived, The Merger Will Not Be Completed.

The obligations of the Corporation and Columbia to complete the Merger are subject to satisfaction or waiver (if permitted) of a number of conditions set forth in the Agreement and Plan of Merger between the Corporation and Columbia (the “Merger Agreement”). The satisfaction of all of the closing conditions set forth in the Merger Agreement could delay the completion of the Merger for a significant period of time or prevent the Merger from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the Merger is successfully completed within its expected timeframe. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

Failure to Complete Our Previously Announced Merger with Columbia Financial, Inc. Could Negatively Impact Our Stock Price And Our Future Business And Financial Results.

If the Merger is not completed for any reason, including as a result of our shareholders failing to approve the Merger or other transactions contemplated by the Merger Agreement, the Corporation’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Corporation would be subject to a number of risks, including the following:

•	We may be required, under certain circumstances, to pay a termination fee to Columbia, pursuant to the terms of the Merger Agreement;

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices or from our customers, regulators, and employees; and

•
We could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

 Item 6. Exhibits

See Exhibit Index following this report.

_____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stewardship Financial Corporation
Date: August 8, 2019	By:	/s/ Paul Van Ostenbridge
Paul Van Ostenbridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Claire M. Chadwick
Claire M. Chadwick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of June 6, 2019, by and among Columbia Financial, Inc., Broadway Acquisition Corp. and Stewardship Financial Corporation (incorporated by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2019)

10.1
Form of Voting Agreement by and among Columbia Financial, Inc., Stewardship Financial Corporation and directors of Stewardship Financial Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following material from Stewardship Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text (1)

__________________________________________

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